Form 10-Q
period 2004-09-30
DreamWorks Animation SKG, Inc.
filed 2004-12-10
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2004

Commission file number 001-32337

DREAMWORKS ANIMATION SKG, INC.

(Exact name of Registrants as specified in their charters)

Delaware (State or other jurisdiction of incorporation or organization)	68-0589190 (I.R.S. employer identification no.)

1000 Flower Street Glendale, California (Address of principal executive offices)	91201 (Zip code)

(818) 695-5000
(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒.

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the Registrants’ classes of common stock: As of November 2, 2004, there were 53,752,884 shares of Class A common stock, 51,384,082 Class B common stock and 1 share of Class C common stock of the registrant outstanding.

PART I — FINANCIAL INFORMATION

ITEM l. Financial Statements (unaudited)

DreamWorks Animation
(A Division of DreamWorks L.L.C.)
Combined Balance Sheets

	September 30,	December 31,
	2004	2003
	In thousands
	(Unaudited)
Assets
Cash and cash equivalents	$4	$41
Accounts receivable, net of allowance for doubtful accounts and reserve for returns	99,708	132,329
Receivables from employees	1,823	2,480
Film inventories	661,333	427,463
Property, plant, and equipment, net of accumulated depreciation and amortization	81,499	85,064
Deferred costs, net of amortization of $1,217 and $838, respectively	1,263	1,641
Goodwill	26,462	26,462
Other assets	5,400	1,644

Total assets	$877,492	$677,124

			Pro Forma
			September 30,

			2004

			(Unaudited)
Liabilities and owner’s equity (deficiency)
Liabilities
Accounts payable	$3,941	$1,615	$3,941
Accrued liabilities	164,702	97,280	73,823
Advances and unearned revenue	117,535	89,009	105,604
Obligations under capital leases	3,245	3,732	3,245
Debt allocated by DreamWorks Studios	447,464	418,379	—
Other debt	91,613	76,612	243,013

Total liabilities	828,500	686,627	429,626
Commitments and contingencies
Non-controlling minority interest	2,941	2,941	2,941
Stockholder’s and owner’s equity
Owner’s equity (deficiency)	46,051	(12,444)	—
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 53,752,884 shares outstanding pro forma	—	—	54
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 51,384,082 shares outstanding pro forma	—	—	51
Class C common stock, par value $.01 per share, one share authorized and outstanding pro forma	—	—	—
Deferred compensation	—	—	(64,223)
Additional paid-in capital	—	—	737,877
Retained deficit	—	—	(44,820)

Total stockholder’s and owner’s equity (deficiency)	46,051	(12,444)	$628,939

Total liabilities and owner’s equity (deficiency)	$877,492	$677,124	$1,061,506

The accompanying notes are an integral part of these statements.

DreamWorks Animation
(A Division of DreamWorks L.L.C.)
Unaudited Combined Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	In thousands
Operating revenue	$241,343	$47,828	$582,461	$166,352
Costs of revenue	196,311	72,973	394,526	267,677

Gross profit (loss)	45,032	(25,145)	187,935	(101,325)
Provision for doubtful accounts	116	476	1,877	849
Selling, general and administrative expenses	12,543	7,187	29,817	21,956

Operating income (loss)	32,373	(32,808)	156,241	(124,130)
Interest expense, net of interest income	(6,439)	(2,500)	(13,228)	(9,983)
Other expense, net	(4,365)	(265)	(238)	(15,269)

Income (loss) before income taxes	21,569	(35,573)	142,775	(149,382)
Provision for income taxes	1,256	325	1,784	1,210

Net income (loss)	$20,313	$(35,898)	$140,991	$(150,592)

Unaudited pro forma combined statement of operations data (See Note 11)
Income (loss) before income taxes	$21,569	$(35,573)	$142,775	$(149,382)
Pro forma provision for income taxes	7,861	325	52,041	1,210

Pro forma net income (loss)	$13,708	$(35,898)	$90,734	$(150,592)

Unaudited net income (loss) per share data (See Note 11)
Basic net income (loss) per share	$0.18	$(0.47)	$1.18	$(1.97)
Diluted net income (loss) per share	$0.18	$(0.47)	$1.18	$(1.97)
Shares used in computing unaudited net income (loss) per share (1):
Basic	76,636	76,636	76,636	76,636
Diluted	77,123	76,636	77,123	76,636

The accompanying notes are an integral part of these statements.

DreamWorks Animation
(A Division of DreamWorks L.L.C.)
Unaudited Combined Statements of Cash Flows

	Nine Months Ended
	September 30,
	2004	2003
	In thousands
Operating activities
Net income (loss)	$140,991	$(150,592)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization and write off of film inventories	139,890	151,563
Stock compensation expense	409	(2,253)
Depreciation and amortization	4,214	2,939
Revenues recorded against advances and unearned revenue	(16,355)	(4,335)
Provision for doubtful accounts	1,877	849
Provision for video returns	26,744	484
Change in operating assets and liabilities:
Accounts receivable	4,000	95,010
Receivables from employees	657	(333)
Film inventories	(373,760)	(156,098)
Other assets	(3,756)	(156)
Accounts payable and accrued expenses	69,339	(26,015)
Unearned revenue	(6,863)	5,202

Net cash used in operating activities	(12,613)	(83,735)

Investing activities
Purchases of property, plant, and equipment	(270)	(2,229)

Net cash used in investing activities	(270)	(2,229)

Financing Activities
Transfers to DreamWorks Studios	(82,496)	(83,082)
Deferred debt costs	(1)	(152)
Payments on capital leases	(487)	(465)
Increase in debt	29,085	156,026
Other debt	15,001	—
Advances	51,744	14,718

Net cash provided by financing activities	12,846	87,045

(Decrease) increase in cash and cash equivalents	(37)	1,081
Cash and cash equivalents at beginning of period	41	3

Cash and cash equivalents at end of period	$4	$1,084

The accompanying notes are an integral part of these statements.

DREAMWORKS ANIMATION
(A Division of DreamWorks L.L.C.)

NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation and Business

     The combined financial statements of DreamWorks Animation (“DreamWorks Animation” or the “Company”) present the stand-alone financial position, results of operations, and cash flows of the animation businesses and activities of DreamWorks L.L.C. and its consolidated subsidiaries (“DreamWorks Studios” or the “Parent”). The businesses and activities of DreamWorks L.L.C.’s animation business include the development, production and exploitation of animated films in the domestic and international theatrical, home video, television and other markets, as well the activities of its consumer products division. DreamWorks Studios is a limited liability company engaged primarily in the businesses of development, production and distribution of live action and animated feature films. The combined financial statements of the Company reflect all adjustments, including allocations of costs incurred by DreamWorks Studios, necessary for a fair presentation of the operations of the Company. (See Note 2).

     On October 27, 2004 (“the Separation Date”), the Company ceased to be a majority owned subsidiary of DreamWorks Studios and was spun off from DreamWorks Studios as part of an initial public offering that closed on November 2, 2004.

Interim Financial Data

     The unaudited combined financial statements of the Company for the three month and nine month periods ended September 30, 2004 and 2003 have been prepared on the same basis as the audited combined financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with U.S. generally accepted accounting principles.

     The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Cash and Cash Equivalents and Concentration of Credit Risk

     Cash and cash equivalents consist of cash on deposit and high quality money market investments, principally commercial paper and commercial paper mutual funds, with maturities when purchased of three months or less.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of cash on deposit and high-quality money market investments, principally commercial paper and commercial paper mutual funds, with maturities when purchased of three months or less. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short term investments with high-credit, quality financial institutions. Significant accounts receivable are due from Universal Studios, Inc. (“Universal”), the Company’s international theatrical distributor and worldwide home video fulfillment services provider. As of September 30, 2004, and December 31, 2003, approximately 70% and 68%, respectively, of accounts receivable was due from Universal (See Note 3). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Financial Instruments

     The fair value of cash and cash equivalents, accounts receivable, accounts payable, and advances approximates carrying value due to the short-term maturity of such instruments. The fair value of interest rate swap and foreign exchange agreements is the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest or exchange rates and the current creditworthiness of the counterparties.

     DreamWorks Studios had entered into interest rate swap agreements to serve as a hedge against interest rate fluctuations associated with the Company’s payment obligations under its real estate lease agreement. (See Note 5). These interest rate swap agreements had not qualified for special hedge accounting and, as a result, changes in the fair value of such interest rate swap agreements were reflected in Other Income (Expense) in the combined statements of operations.

     DreamWorks Animation has entered into loan agreements with two banks for financing of the production of a film (see Note 5). In connection with these agreements, the Company entered into foreign currency exchange transactions to limit the Company’s foreign exchange rate exposure associated with its purchase of British pounds to finance the film. These agreements do not qualify for special hedge accounting and, as a result, the fair value of such foreign currency exchange transactions has been included in Other Income (Expense) in the combined statements of operations.

     The accompanying combined financial statements also reflect the allocations of DreamWorks Studios’ indebtedness and the effects of DreamWorks Studios’ interest rate swap agreements as described in Note 5.

Inventories, Revenue and Costs

Inventories

     Film inventories are stated at the lower of cost or fair value. These inventories consist of development and production costs, including capitalized overhead and interest. The Company also maintains home video product in inventory, which primarily consists of digital videodiscs and videocassette tapes and are stated at the lower of cost or market.

Revenue

     The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. On October 7, 2004, the Company entered into a distribution agreement with DreamWorks Studios (the “Distribution Agreement”) (See Note 10). Prior to the effective date of the Distribution Agreement, revenue is recognized upon meeting the criteria for revenue recognition required by the SOP as follows:

     Theatrical: Revenue from the theatrical distribution of films is recognized as the films are exhibited in theaters.

     Pay Television and Free Television: Revenue from both pay and free television licensing agreements are recognized at the time the production is made available for exhibition in those markets.

     Home Video: Revenue from the sale of home video units is recognized at the later of (i) when product is made available for retail sale or (ii) when video sales to customers are reported to the Company by third parties, such as fulfillment service providers or distributors. The Company follows the practice of providing for future returns of home video product at the time the products are sold. The Company calculates an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved provided that the customer has the right of return. Customers are currently given varying rights of return, from 15%

up to 100%. However, although the Company does allow various rights of return for our customers, the Company does not believe that these rights are critical in establishing return estimates, as other factors, such as historical experience with similar types of sales, information received from retailers, and management’s assessment of the products appeal based on domestic box office success and other research, are more important in estimating returns. Generally, payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home video product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

     Licensing and Merchandising: Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licenses or cash is received.

     After October 7, 2004, (the effective date of the Distribution Agreement), the Company will recognize revenue with respect to each film in accordance with the SOP, net of the recovery by DreamWorks Studios of (i) a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) all of its unrecouped distribution and marketing costs with respect to such films. DreamWorks Studios’ distribution fee will not apply to licensing and merchandising revenue.

Costs

     Inventories are amortized and contingent compensation and residuals are accrued on an individual film basis in the proportion that current revenues bear to total remaining estimated lifetime revenues as required by the SOP.

     Distribution and marketing costs, including advertising, marketing and distribution and fulfillment service fees are expensed as incurred. Theatrical print costs are expensed upon release of the film. During the three month and nine month periods ended September 30, 2004, the Company included $110.3 million and $228.5 million, respectively, of distribution and marketing costs in costs of revenue. During the three month and nine month periods ended September 30, 2003, the Company included $43.3 million and $100.9 million, respectively, of distribution and marketing costs in costs of revenue.

     Home video manufacturing costs are charged to costs of revenue at the time home video revenues are recognized.

     After October 7, 2004 (the effective date of the Distribution Agreement), the Company generally will no longer incur advertising, marketing and distribution and fulfillment services fees in the markets covered by the Distribution Agreement.

Property, Plant and Equipment

     Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over the useful life of the asset, ranging from three to forty years. Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the length of the lease. Amortization of assets acquired under capital leases is included in depreciation expense.

Talent Commitments

     The Company enters into contracts with talent (primarily performers, writers and producers) for the development of new product. Advance payments made under such contracts, net of expected recoupments from productions, are amortized on a straight-line basis over the term of the commitment.

Income Taxes

     DreamWorks Studios paid no federal income taxes as an entity as the operations of DreamWorks Studios were included in the taxable income of its individual members. The tax expense in the accompanying combined statements of operations principally represent foreign withholding taxes and state franchise taxes.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television product and estimates of product sales that will be returned and the amount of receivables that ultimately will be collected. Actual results could differ from those estimates.

Goodwill

     Goodwill of approximately $26.5 million, net of amortization, associated with DreamWorks Studios’ 2000 acquisition of a majority interest in Pacific Data Images, Inc. (“PDI”) has been allocated to the Company. At September 30, 2004, the Company has determined that there was no impairment of goodwill.

Deferred Costs

     Costs associated with negotiating the Company’s animation facility lease, which consist principally of legal costs and bank fees, are deferred and amortized to rent expense (interest expense commencing on January 1, 2004) using the straight-line method over the life of the lease.

Stock-Based Compensation

     The Company follows the provisions of FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of equity awards or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has elected to continue to apply APB 25 in accounting for its preexisting stock options which were outstanding at the time of the acquisition of PDI. DreamWorks Studios uses stock appreciation rights (which allow all employees to share in the growth in value of DreamWorks Studios) as its principal stock-based compensation plan. The vested amount of these awards are recorded at their redemption value, and DreamWorks Studios has allocated to the Company the redemption liability and the associated compensation expense related to the Company’s employees. Compensation expense, determined using the accelerated expense attribution method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Plans”, is adjusted to reflect changes in redemption value (See Note 6). As of the Separation Date, the Company’s incentive compensation arrangements were significantly changed. See Note 10.

Impairment of Long-Lived Assets

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

Recent Accounting Pronouncements

     In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported operating results, including per share amounts, in annual and interim financial statements. The disclosure provisions of FAS 148 were effective immediately upon issuance in 2002.

2. Relationship to DreamWorks Studios

     During the periods covered by the combined financial statements, DreamWorks Studios provided all marketing and overhead services to the Company, including executive management, domestic theatrical marketing and distribution, oversight of international theatrical distribution and worldwide home video distribution, worldwide television sales, accounting and finance, legal, employee benefits, risk management and information technology. DreamWorks Studios has allocated such costs to the Company to reflect the amounts that DreamWorks Studios believes is a fair and reasonable allocation of its costs to provide these services to the Company. In general, these allocations have been calculated based on the percentage that the Company’s films, headcount, revenue or other criteria constitute of the total films, headcount, revenue or other criteria of DreamWorks Studios (including those of the Company). Certain of these costs that are significantly or exclusively related to the production of films are included in capitalized overhead in accordance with the SOP and are reported as Film Inventories in the accompanying combined balance sheets. All other allocations have been included in Selling, General and Administrative Expenses in the accompanying combined statements of operations. Costs, including capitalized costs, allocated from DreamWorks Studios for the three month and nine month periods ended September 30, 2004, were $9.5 million and $28.5 million, respectively. Costs, including capitalized costs, allocated from DreamWorks Studios for the three month and nine month periods ended September 30, 2003, were $8.7 million and $27.1 million, respectively. DreamWorks Studios has provided all working capital required for the development, production, and marketing of films, as well as overhead, through centralized cash management. The net impact of DreamWorks Studios’ funding of the Company’s operations, after the allocation of its indebtedness (Note 5), have been reflected as a component of Owner’s Equity (Deficiency) in the accompanying combined financial statements.

Allocations

     Worldwide Marketing and Distribution: Certain overhead expenses for the marketing and distribution of the Company’s films have been allocated to the Company by DreamWorks Studios. These costs include the salaries, fringe benefits, and operating expenses of the employees in DreamWorks Studios’ theatrical, home video, marketing and television sales/distribution departments. The allocation of the overhead associated with these functions has been based on several factors, including: (1) marketing costs incurred for the Company’s films as a percentage of marketing costs incurred for all DreamWorks Studios’ films; (2) the number of films the Company has released as a percentage of all DreamWorks Studios’ films released in a given year and (3) estimates of time spent on the Company’s releases as a percentage of time spent on all DreamWorks Studios’ releases.

     Executive Management: Executive management expense is comprised of the expenses relating to the principals and chief operating officers employed by DreamWorks Studios, including the costs associated with transportation provided by DreamWorks Studios to the Company’s executives. These costs have been allocated to the Company based on a combination of (1) revenue generated by the Company as a percentage of DreamWorks Studios consolidated revenue and (2) the Company’s headcount as a percentage of DreamWorks Studios consolidated headcount.

     Finance and Accounting: DreamWorks Studios has allocated accounting and finance services related costs, including the costs of financial systems, to the Company based on several factors, including: (1) revenue generated by the Company as a percentage of DreamWorks Studios consolidated revenue; (2) the Company’s headcount as a percentage of DreamWorks Studios total headcount and (3) estimates of time spent on the Company’s finance projects as a percentage of time spent on all DreamWorks Studios finance projects.

     Legal: Costs related to legal services, other than outside legal fees and film specific trademark related expenses, which have been directly charged to the Company, have been allocated to the Company based on actual time spent by DreamWorks Studios’ attorneys on matters related primarily to the Company or the Company’s films.

     Human Resources: DreamWorks Studios has allocated human resources costs, including management, benefits administration and employee relations to the Company based on the Company’s headcount as a percentage of the consolidated headcount of DreamWorks Studios. Other costs related to human resources, such as recruiting and relocation costs have been directly incurred by the Company.

     Occupancy and Facilities Management: The costs of facilities, facilities management and mail services have been allocated to the Company based on the square footage that the Company has occupied at of the Company’s Glendale animation campus and the Company’s Redwood City production facility as a percentage of total square footage of all DreamWorks Studios facilities.

     Insurance: Property insurance premiums have historically been allocated to the Company based on the Company’s insurable asset values as a proportion of DreamWorks Studios’ total insurable asset values. Asset values are representative of the asset’s fair market or replacement value as determined at the time of premium renewal. The insurance premiums for policies such as errors and omissions, directors and officers, travel, and excess liability, have been allocated to the Company based on (1) the Company’s headcount as a percentage of the consolidated headcount of DreamWorks Studios and (2) the number of films the Company has released as a percentage of all DreamWorks Studios’ films released in a given year.

     Information Technology: DreamWorks Studios has allocated to the Company the costs of network infrastructure and administrative desktop computer support. This allocation has been based on the Company’s headcount as a percentage of total DreamWorks Studios headcount, in each case excluding the headcount of the Company’s Redwood City facility, as the costs related to Redwood City have been directly incurred by the Company. For telecommunications, the Company has been allocated a fixed fee for every telephone user, which includes the costs of the equipment and related maintenance and support costs. The Company has also been charged for actual local and long distance usage.

     Other Allocations: The Company has been allocated certain other costs, including (1) costs to track, deliver and store various film and film related content (for example, film elements, photos and artwork); (2) costs to oversee dubbing of the Company’s films and (3) costs to oversee the placement of musical content in the Company’s films.

     DreamWorks Studios provides fringe benefits to the Company’s employees. DreamWorks Studios pays all costs of the employer provided benefits package, including health and 401(k) plans and employer payroll taxes, and allocates such costs to the Company based on a percentage of total salaries incurred by or allocated to the Company in relation to the total salaries incurred by DreamWorks Studios. Employee fringe expense allocated to the Company for the three month and nine month periods ended September 30, 2004, were $2.4 million and $7.8 million, respectively. Employee fringe expense allocated to the Company for the three month and nine month periods ended September 30, 2003, were $2.5 million and $7.0 million, respectively. The employee fringe expense allocated costs were recorded as Selling, General and Administrative expenses.

     The Company leases its animation campus in Glendale, California (see Note 5). The Company incurs all costs related to the operation of the facility, and allocates occupancy costs to DreamWorks Studios. DreamWorks Studios was allocated occupancy expense of approximately $1.2 million and $4.8 million for the three month and nine month periods ended September 30, 2004, respectively. DreamWorks Studios was allocated occupancy expense of approximately $1.3 million and $4.4 million for the three month and nine month periods ended September 30, 2003, respectively. A portion of these costs has been reallocated to the Company through the departmental allocations discussed above.

3. Distribution, Licensing and Other Operating Agreements

     In prior years, DreamWorks Studios entered into several agreements with Universal and its affiliates to provide international theatrical distribution and international and domestic home video fulfillment services. In 2001, DreamWorks Studios amended and extended its agreements with Universal (the “2001 Universal Agreement”). In accordance with the Universal Agreement, DreamWorks Studios received an advance against amounts due to DreamWorks Studios based on the projected net receipts, as defined, of pictures in release and pictures in production or pre-production (the “2001 Advance”). DreamWorks Studios is required to provide to Universal quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, due to DreamWorks Studios from Universal in the markets where Universal provides distribution and fulfillment services (the “Pipeline Estimate”).

     The 2001 Advance is calculated as the lesser of $100 million or 87% of the Pipeline Estimate. At September 30, 2004, the 2001 Advance was calculated to be $100 million. A portion of the 2001 Advance has been allocated to the Company based on the relative share of the Company’s net receipts included in the Pipeline Estimate. Accordingly, at September 30, 2004 and December 31, 2003, $11.9 million and $12.8 million, respectively, of the 2001 Advance has been allocated to the Company and is included in Advances and Unearned Revenue in the accompanying combined balance sheets.

     In October 2003, DreamWorks Studios entered into a new amended and restated agreement with Universal (the “2003 Universal Agreement”). The 2003 Universal Agreement extends the terms of the international theatrical distribution and international and domestic home video fulfillment services agreements until December 31, 2010, with an option for Universal to extend the term for an additional one or two years if certain performance thresholds are not met. Pursuant to the 2003 Universal Agreement, DreamWorks Studios retains responsibility for all direct distribution costs and Universal receives a fee for distribution and fulfillment services.

     Pursuant to the 2003 Universal Agreement, $50 million of the 2001 Advance was forgiven in May 2004 upon the change in ownership of Universal. The Company is amortizing its allocable share of the forgiveness of the advance over the remaining term of the 2003 Universal Agreement.

     Pursuant to the 2003 Universal Agreement, Universal agreed to pay to DreamWorks Studios an additional advance of $75 million (the “2003 Advance”), of which $37.5 million was received in December 2003 and $37.5 million was received in March 2004. The entire 2003 Advance is based on projected net receipts, as defined, of the Company’s animated features released subsequent to December 31, 2002. As a result, 100% of the 2003 Advance has been allocated to the Company and is included in Advances and Unearned Revenue in the accompanying combined balance sheets. The 2003 advance bears interest at a rate of 8.75% per annum. Pursuant to the Company’s separation from DreamWorks Studios, the Company assumed the obligation to repay the entire $75 million of the 2003 advance from DreamWorks Studios.

     If future Pipeline Estimates fall below the levels required to maintain the maximum advance, the excess advance must be repaid within five business days. The advances are otherwise not recoupable or refundable until the earlier of a payment default or termination of the Universal Agreements.

     DreamWorks Studios has received advances from Home Box Office, Inc. (“HBO”) against license fees payable for future film product under an exclusive 10-year domestic pay television license agreement between HBO and DreamWorks Studios. Since the advances are identified for each film, the Company has been allocated the portion of the advances related to its animated features. During the nine months ended September 30, 2004 and 2003, the Company recognized as revenue $10 million and $10 million of such advances, respectively, in each case representing a portion of the license fee due from HBO upon availability of the underlying films. As of September 30, 2004, and December 31, 2003, there were no unrecognized advances from HBO. DreamWorks Studios and the Company are obligated to refund the advances if the advances exceed the license fees earned by the films in accordance with the HBO agreement.

4. Film Inventories

     The following is an analysis of film inventories (in thousands):

	September 30, 2004	December 31, 2003
In development:
Animated feature films	$57,585	$31,633
In production:
Animated feature films	187,785	299,213
Television series	—	10,414
Completed, not released:
Animated feature films	150,391	—
In release (net of amortization):
Animated feature films	248,037	86,203
Television series	17,535	—

Total film inventories	$661,333	$427,463

     The Company anticipates that 95% of completed and released film inventories will be amortized over the next three years. The Company further anticipates that 71% of “in release” inventory will be amortized during the next twelve months. This forecast does not include Shark Tale which was released on October 1, 2004.

     Interest capitalized to film inventories during the three month and nine month periods ended September 30, 2004 totaled $2.1 million and $5.8 million, respectively. Interest capitalized to film inventories during the three month and nine month periods ended September 30, 2003 totaled $1.4 million and $5.3 million, respectively.

5. Debt

     DreamWorks Studios has allocated its debt and related interest to the Company based on the proportion of the Company’s capital invested in films in production as a percentage of total capital invested by DreamWorks Studios in all films in production. Management of the Company believes that this allocation best reflects the Company’s actual use of capital. For the three month and nine month periods ended September 30, 2004, interest allocated to the Company amounted to $5.3 million and $14.1 million, respectively. For the three month and nine month periods ended September 30, 2003, interest allocated to the Company amounted to $4.3 million and $16.3 million, respectively. Of these amounts, interest capitalized to Film Inventories in accordance with FAS 34 “Capitalization of Interest Cost”, totaled $2.1 million and $5.8 million for the three month and nine month periods ended September 30, 2004, respectively, and $1.4 million and $5.3 million for the three month and nine month periods ended September 30, 2003, respectively.

     DreamWorks Studios’ indebtedness is principally based on variable rates based on LIBOR, Eurodollar or commercial paper rates, plus a margin. Prior to the Separation Date, substantially all of the assets of the Company had been pledged as collateral to the lenders under the revolving credit facility of DreamWorks Studios, and its subsidiaries, including the Company, guaranteed this facility. In addition, prior to the Separation Date, a portion of the Company’s assets held by DW Funding, L.L.C., a wholly owned subsidiary of DreamWorks Studios, had been pledged as collateral under its securitization documents. Prior to the Separation Date, DreamWorks Studios’ credit facility placed restrictions on its ability to sell assets or make distributions to its members, and such restrictions extended to the Company.

     DreamWorks Studios utilizes interest rate swap agreements to hedge the interest rate sensitivity of its indebtedness. These agreements do not qualify for special hedge accounting and, as a result, changes in the fair value of such agreements have been charged to operations. The impact of these agreements has been allocated to the Company in a manner similar to the allocation of debt. Accordingly, the net change in the fair value of these contracts has been charged to Other Income (Expense), and the allocated fair value of these contracts has been reflected in Accrued Liabilities. For the three month and nine month periods ended September 30, 2004, the Company recorded other expense of $2.9 million and other income of $8.2 million, respectively, related to the allocated changes in the fair value of these instruments. For the three month and nine month periods ended September 30, 2003, the Company recorded other income of $2.7 million and other expense of $4.8 million, respectively, related to the allocated changes in the fair value of these instruments.

     At September 30, 2004 and December 31, 2003, the Company estimates it would have been required to pay approximately $24 million and $31.8 million, respectively, to terminate all the aforementioned swap agreements. These amounts have been recorded in Accrued Liabilities in the accompanying combined financial statements.

     In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for the Company. In March 2002, the Company renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to the Company for a five-year term. This transaction was structured to qualify as an operating lease and obligated the Company to provide a residual value guarantee of approximately $61 million. The entire amount of the obligation, $70.1 million at September 30, 2004, is due and is payable in March 2007. In connection with the adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Investment Entities”, the special-purpose entity has been consolidated by the Company as of December 31, 2003.

     In October 2003, the Company entered into an agreement to acquire an animated film currently in production. Pursuant to the acquisition agreement, the Company will pay approximately $45.0 million to acquire substantially all distribution rights to the film. In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to approximately $28.7 million. Of this amount, $21.6 million and $6.6 million had been incurred as of September 30, 2004 and December 31, 2003, respectively. This obligation is included in Other Debt and Film Inventories in the accompanying combined balance sheets. The Company has entered into certain foreign exchange transactions intended to hedge the fluctuations of foreign currency payments related to the acquisition of this film. Pursuant to these transactions, the Company is obligated to purchase up to 16.7 million British pounds at an exchange rate specified in the transaction documents. At September 30, 2004, and December 31, 2003, the banks would be required to pay the Company approximately $1.6 million and $1.2 million, respectively, to terminate the foreign currency agreements. These amounts have been recorded in Other Assets in the accompanying combined financial statements.

6. Employee Benefit Plans

401(k) Plans

     During the periods presented, the Company participated in DreamWorks Studio’s defined contribution retirement plan (the “Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements were eligible to participate in the Plan. The maximum contribution for the employer match was equal to 50% of the employees’ contribution, up to 4% of their compensation, as limited by Sec. 415 of the IRC. The costs of the employer match, as well as all costs of administering the Plan are included in DreamWorks Studios fringe benefit allocation to the Company.

Employee Equity Participation Plan

     During the periods presented the Company participated in DreamWorks Studios’ Employee Equity Participation Plan (the “Equity Plan”). Pursuant to the Equity Plan, DreamWorks Studios could grant to employees or consultants either actual or phantom shares of Class E stock (the “Shares”) or alternative Class E stock (the “Alternative Shares”), with the aggregate outstanding Shares or Alternative Shares not to exceed 10% of the equity of DreamWorks Studios. Most of the Shares or Alternative Shares granted vested ratably over seven years and the employees become fully vested in their Shares or Alternative Shares on the seventh anniversary date of the granting of such Shares or Alternative Shares. The employees and consultants were permitted to redeem the Shares or Alternative Shares for cash or subordinated debt of DreamWorks Studios, at a predetermined interest rate, at the greater of a percentage of fair market value or the stipulated minimums provided in the Equity Plan, after a three-year blackout period, provided that DreamWorks Studios achieves certain defined operating performance thresholds. If these thresholds were not achieved, the redemption price will be based on a percentage of fair market value only.

     For the three month and nine month periods ended September 30, 2004, compensation expense attributable to the Company’s employees pursuant to the Equity Plan of $1.7 million and $0.4 million, respectively, was allocated to the Company. For the nine month period ended September 30, 2003, the Company reversed previously recorded compensation expense related to the Equity Plan aggregating

$2.3 million to reflect the reduction in fair market value of the Shares and Alternative Shares. For the three month period ended September 30, 2003, the compensation expense attributable to the Company was not material. As of September 30, 2004 and December 31, 2003, deferred compensation liabilities associated with the Equity Plan of $6.8 million and $6.4 million, respectively, were allocated to the Company.

     In connection with the acquisition of PDI in 2000, the Company inherited a stock option plan that was previously established by PDI. As of September 30, 2004, there were approximately 2.5 million stock options outstanding under this plan, for the purchase of approximately 18% of the outstanding stock of PDI, substantially all of which were vested. There have been no additional grants or exercises of stock options since the acquisition of PDI in 2000.

7. Related Party Transactions

     The Company has made loans to certain of its executives and employees pursuant to various notes receivable arrangements. These arrangements require interest to be paid at rates ranging from 0% to 5.88%. Payments are due under terms ranging from 1 to 10 years. Amounts due at September 30, 2004 and December 31, 2003 are reflected in Receivables from Employees in the accompanying combined balance sheets. Interest income associated with these notes receivable for the three month and nine month periods ended September 30, 2004 and 2003 was not material.

     The Company provides services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. For the three month and nine month periods ended September 30, 2004, revenues earned from licensing activities on behalf of DreamWorks Studios totaled $0.6 million and $4.8 million, respectively. For the three month and nine month periods ended September 30, 2003, revenues earned from licensing activities on behalf of DreamWorks Studios totaled $0.7 million and $3.0 million, respectively.

8. Significant Customer, Segment and Geographic Information

     In the first nine months of 2004 and 2003, Universal Studios represented 44% and 48%, respectively, of total revenue.

     The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $201.7 million and $278.6 million for the three month and nine month periods ended September 30, 2004, respectively. Revenues attributable to foreign countries were approximately $23.2 million and $84 million for the three month and nine month periods ended September 30, 2003, respectively. Long-lived assets located in foreign countries were not material.

     Pursuant to the terms of the distribution agreements in place at DreamWorks Studios, whereby DreamWorks Studios has not been responsible for collecting foreign currency, there is a relatively short period between revenue recognition and cash payment. DreamWorks Studios generally has not used foreign currency swap transactions to hedge foreign currency exchange risks associated with these distribution agreements.

     The following is an analysis of the Company’s revenue by film title or category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Shrek 2	$194,926	$—	$430,234	$—
Sinbad: Legend of the Seven Seas (1)	(813)	26,793	20,046	26,780
Spirit: Stallion of the Cimarron	2,870	4,906	15,570	56,285
Film library/other (2)	35,610	16,129	107,861	83,287
Television series	8,750	—	8,750	—

	$241,343	$47,828	$582,461	$166,352

(1)	During the three month period ended September 30, 2004, the Company had a change in estimate which reduced Sinbad: Legend of the Seven Seas domestic and international home video revenues after receiving updated information from Universal that reflected higher domestic and international home video return percentages than had been originally anticipated. This change in estimate reduced film revenues by $1.6 million.

(2)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road To El Dorado, Chicken Run, Joseph: King of Dreams and Shrek

9. Valuation and Qualifying Accounts and Reserves

     The following is a summary of the valuation and qualifying accounts included in the combined balance sheets for the year ended December 31, 2003 and the nine months ended September 30, 2004 (in thousands):

			Deductions
			(actual
			returns
	Balance at		and bad	Balance at
	beginning	Charged to	debt write	the end of
	of period	operations	offs)	period
September 30, 2004 (unaudited)
Reserve for returns	$30,074	$26,744	$(43,867)	$12,951
Allowance for doubtful accounts	2,346	1,877	(306)	3,917
2003
Reserve for returns	40,785	30,313	(41,024)	30,074
Allowance for doubtful accounts	1,847	824	(325)	2,346

10. Subsequent Event

     In July 2004, DreamWorks Animation SKG, Inc. filed a registration statement with the Securities and Exchange Commission to issue shares of Class A common stock of DreamWorks Animation SKG, Inc.

     In October 2004, DreamWorks Studios separated the assets, liabilities and subsidiaries that comprise the Company into DreamWorks Animation SKG, Inc. (“the Separation”). In connection with the Separation, the Company assumed $325 million of debt that DreamWorks Studios had borrowed under its revolving credit facility and $80 million of subordinated debt DreamWorks Studios owes to HBO. In addition, the Company borrowed $101.4 million under a new revolving credit facility to repay an equivalent amount of debt of DreamWorks Studios.

     In connection with the separation, the Company’s board of directors approved the 2004 Ominbus Incentive Compensation Plan (“Ominbus Plan”). The Ominbus Plan provides for the grant of incentive stock options to Company employees and nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock based awards to the Company’s employees, directors and consultants. In connection with the Ominbus Plan, the Company issued various equity awards to its employees and advisors as well as to employees of DreamWorks Studios as described below. The Company issued fully vested shares to employees of DreamWorks Studios and the Company who had fully vested awards granted by DreamWorks Studios on an equivalent value basis. Outstanding unvested equity awards previously issued by DreamWorks Studios were exchanged for equity awards granted by the Company with the same intrinsic value and remaining vesting terms. Awards to certain key employees of the Company will vest only in the event that certain performance criteria are met. The Company also granted fully vested stock to certain employees and advisors of the Company and DreamWorks Studios, and the Company will record a charge of approximately $20 million to its statement of operations in the fourth quarter of 2004. In addition to the compensation recorded for fully vested stock, the Company recorded deferred compensation related to grants of unvested awards to its employees, including awards granted upon conversion of awards as described above, of approximately $64 million that will be amortized over a four to seven year period. The Company will account for its vested and unvested equity awards granted to employees of DreamWorks Studios as a dividend to DreamWorks Studios determined based upon the fair value of the awards at the date of grant.

     In connection with the Separation, DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). Prior to the contribution, PDI was an approximately 92% owned subsidiary of DreamWorks Studios. PDI’s sole asset was its 60% ownership interest in PDI LLC. The remaining 40% interest in PDI LLC was owned directly by DreamWorks Studios. As part of the contribution, DreamWorks Studios contributed its 40% interest in PDI LLC to the Company in exchange for shares of Class A common stock of the Company. Following the contribution, PDI merged with and into a newly formed subsidiary of the Company. Both DreamWorks Studios and the minority stockholders of PDI received shares of the Company’s Class A common stock pursuant to the merger. As a result of these transactions, PDI became a wholly owned subsidiary of the Company and PDI LLC became a wholly owned subsidiary of PDI.

     The acquisition of the approximately 8% minority interest in PDI will be accounted for as a purchase of minority interest of PDI and, accordingly, the acquired assets and liabilities, including goodwill and other intangibles, pertaining to the acquired minority interest in PDI will be recorded at their estimated fair values.

     In October 2004, the Company entered into the Distribution Agreement with DreamWorks Studios. Pursuant to the Distribution Agreement, the Company has granted DreamWorks Studios the exclusive right to distribute throughout the world all of its animated feature films that it delivers to Dreamworks Studios through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010. DreamWorks Studios will be responsible for (1) the domestic and international theatrical exhibition of our films, (2) the domestic and international home video exhibition of our films and direct-to-video pictures, (3) the domestic and international television licensing of the films, including pay-per-view, pay television, network, basic cable and syndication, and (4) non-theatrical exhibition of the films, such as on airlines, in schools and in armed forces institutions. DreamWorks Studios was also granted Internet, radio (for promotional purposes only) and new media rights with respect to the films. The Company has retained all other rights to exploit the films, including the right to make sequels and commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing, soundtrack, radio, legitimate stage and theme park rights.

     Pursuant to the Distribution Agreement, DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films and for contingent compensation and residual payments. DreamWorks Studios is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of the films, and has agreed to make expenditures consistent with historical levels with respect to its films. The Distribution Agreement also provides that DreamWorks Studios will be entitled to (1) retain a fee of 8.0% of revenue (without deduction for any distribution and marketing costs and third-party distribution and fulfillment services fees) and (2) recoup all of its distribution and marketing costs prior to the Company recognizing any revenue. In the event that the Distribution Agreement with DreamWorks Studios is terminated, the Company remains subject to the terms of the 2003 Universal Agreement, including the obligation to pay distribution fees and to pay distribution expenses as they are incurred. The Company will not have the right to terminate the 2003 Universal Agreement unless and until (i) DreamWorks Studios has repaid all amounts it owes to Universal Studios, including in respect of investments and advances, (ii) the Company has repaid all amounts owed to Universal Studios, and (iii) Universal Studios has received an aggregate of $75 million of net proceeds from the sale of shares of the Company’s common stock.

     Upon the Separation, the Company entered into a services agreement with DreamWorks Studios (the “Services Agreement”) that provides for certain services to be provided to the Company by DreamWorks Studios, including risk management, information systems management, payroll, legal and certain business affairs advisory, human resources administration, procurement, and other general support services. The Services Agreement requires the Company to reimburse DreamWorks Studios for its actual costs incurred, plus 5%.

     In November, 2004 the Company received approximately $625.0 million in net proceeds from the closing of our initial public offering after deducting underwriting discounts, and commissions and offering expenses. From those net proceeds the Company repaid the $325 million of debt assumed with respect to DreamWorks Studios revolving credit facility and $30 million of the $80 million assumed with respect to DreamWorks Studios subordinated debt to HBO.

11. Pro Forma Information

Pro Forma Balance Sheet Data

     The pro forma balance sheet data as of September 30, 2004 presents the Company's historical balance sheet adjusted for the pro forma effect of the Distribution Agreement as if it had become effective on September 30, 2004, to give effect to the issuance of shares of Class A, B and C common stock and the assumption of debt in connection with the Separation and incurrence of debt under the new revolving credit facility and to give effect to the sale of Class A common stock in the initial public offering and the repayment of a portion of the debt from the proceeds.

Pro Forma Income Taxes

     As a result of the transactions described in Note 10, the Company will be taxed at regular corporate rates. Deferred tax assets and liabilities will be recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities will be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset valuation allowance will be recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

     For informational purposes, the combined statements of operations include a pro forma adjustment for income taxes that would have been recorded if the Company had been incorporated historically, calculated in accordance with FAS No. 109, “Accounting for Income Taxes”.

Pro Forma Earnings per Share Data

     Pro forma basic per share amounts are calculated using the number of shares of common stock outstanding immediately following the Company’s separation from DreamWorks Studios as if such shares were outstanding for all periods presented, excluding 3,501,007 shares granted upon consummation of the offering. Unless the effects are anti-dilutive, pro forma diluted per share amounts are calculated using the number of shares of common stock that will be outstanding immediately following the Company’s separation from DreamWorks Studios as if such shares were outstanding for all periods presented, diluted by 486,944 shares of Class A common stock that will underlie the DreamWorks Studios equity-based compensation awards being converted into equity-based compensation awards of the Company upon the consummation of the offering. Equity awards totaling 3,501,007 shares granted upon consummation of the public offering have been excluded.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our anticipated operating expenses and capital expenditures, and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may”, “could”, “would”, “might”, “will”, “should”, “expect”, “forecast”, “predict”, “potential”, “continue”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “is scheduled for”, “targeted”, and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 37 through 51. Particular attention should be paid to the cautionary language in Risk Factors “— Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky,” “—Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business,” “Our operating results fluctuate significantly,” “The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements,” and “Our scheduled releases of CG animated feature films will place a significant strain on our resources.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included in other portions of this prospectus.

Overview

     We have been developing and producing animated films as a division of DreamWorks Studios since its formation in 1994 and our assets, liabilities and operating results have been included in DreamWorks Studios’ financial statements since that time. Our business (the “Animation Business”) includes the development, production and exploitation of animated films in the domestic and international theatrical, home video, television and other markets, as well as consumer products activities. Prior to October 27, 2004 (the “Separation Date”), we were a division of DreamWorks Studios and our operations were conducted through DreamWorks Studios. DreamWorks Studios is a limited liability company that, prior to the Separation Date, engaged primarily in the businesses of development, production and distribution of live action and animated feature films. As a result of the separation, the assets and liabilities that comprised the Animation Business have been transferred to DreamWorks Animation SKG, Inc., the entity through which we now conduct our business.

     We have theatrically released a total of nine animated feature films, including Antz, Shrek, Shrek 2 and Shark Tale. We have a substantial number of projects in development that are expected to fill our release schedule in 2007 and beyond. The table below lists our next five films and their anticipated release schedule.

•	Madagascar (release on May 27, 2005)
•	Wallace and Gromit: Tale of the Were Rabbit (release on October 7, 2005)
•	Over the Hedge (release on May 19, 2006)
•	Flushed Away (release in fall 2006)
•	Shrek 3 (release in May 2007). In December, 2004, we decided to move the release of this film from November 2006 to May 2007.

     Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

     Our unaudited combined financial statements, which are discussed below, reflect the historical financial position, results of operations and cash flows of the Animation Business prior to the separation. The financial information, however, does not reflect what our financial position, results of operations and cash flows will be in the future or what our financial position, results of operations and cash flows would have been in the past had we been a separate, stand-alone company during the periods presented.

Sources of Revenue

     Our feature films are the source of substantially all of our revenue, which is derived through their worldwide exploitation in sequential domestic and international distribution channels, typically beginning with domestic theatrical exhibition. Historically, we have released an average of one film per year. In the future, we expect to release two films per year. In addition, in the past, our sources of revenue have principally been the domestic and international theatrical, home video and television markets, although we have also derived revenue from ancillary sources, such as through the merchandising and licensing of our characters and films. Under the Distribution Agreement, which is described below, receipts from the domestic and international theatrical exhibition of a film will be used by DreamWorks Studios to recover the distribution and marketing expenses it incurs for the film and to cover its distribution fee relating to these markets. Accordingly, we will only record revenue from domestic theatrical receipts to the extent they exceed these costs. In addition, we expect that our revenue will be principally derived from the home video and television markets and from the same ancillary sources as in the past. Because DreamWorks Studios will be recouping distribution and marketing costs and its distribution fee, our revenue from theatrical markets will be significantly lower than it would have been had we not entered the Distribution Agreement.

     Historically, there has been a close correlation between domestic box office success and home video and international theatrical box office success, such that films that achieve high domestic box office receipts also tend to sell large numbers of home videos and achieve a high international theatrical box office gross. In addition, license fees derived from pay and broadcast television are often based on the box office success of a film. Therefore, we consider domestic box office sales to be the most important indicator of how much revenue our films will ultimately generate. Regardless of the number of films we make or how we report our revenue, our revenue will always be dependent on the performance of our films.

     Our films are distributed in foreign countries and, in recent years, we have derived approximately one-third of our revenue from foreign sources. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flow. Due to the nature of the distribution agreements that have been in place at DreamWorks Studios, whereby DreamWorks Studios has not been responsible for collecting foreign currency, there is a relatively short period between revenue recognition and cash payment under those agreements. As a result, neither we nor DreamWorks Studios generally have hedged foreign currency exchange risks associated with those distribution agreements (although we have used hedging transactions in connection with foreign currency denominated production costs), and we do not expect to do so in the future.

     Our historical financial statements do not reflect any material allocations of revenue from DreamWorks Studios and we do not expect any material allocations in the future.

Costs of Revenue and Selling, General and Administrative Expenses

     Historically, our costs of revenue have included distribution and marketing costs; third-party distribution and fulfillment services fees; the amortization of capitalized production, overhead and interest costs; contingent compensation and residual costs; and write-offs of film inventory for unreleased films. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses described below under “— Allocations,” net of expenses included in capitalized overhead. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production costs and distribution and marketing costs. See “Risk Factors — The costs of producing and marketing feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.

     Distribution and marketing costs consist primarily of the costs of advertising, preparing release prints and manufacturing home video units. The costs of advertising a CG animated feature film for the theatrical market are significant and typically involves national and target market media campaigns, as well as public appearances of the film’s stars. In addition, there are significant advertising costs associated with other distribution channels, such as home video marketing.

     Capitalized production costs include all of the costs incurred to develop and produce animated films, which primarily consist of salaries and fringe benefits for animators and voice talent (which, in the case of sequels such as Shrek 2, can be significant), equipment and other direct operating costs. Capitalized production overhead generally represents the salaries of individual employees or entire departments with exclusive or significant responsibilities for the production of our films.

     We are responsible for certain compensation paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons associated with the production of a film, which is dependent on the performance of the film and is based on factors such as domestic box office and total revenue recognized by the distributor related to the film. In some cases, particularly with respect to sequels (such as Shrek 2), these contingent compensation costs can be significant. We are also responsible for residuals, which are payments based on similar factors and generally made to third-parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services. Accordingly, residual payments generally increase as total revenue for a film increases.

     Under the Distribution Agreement, our costs of revenue will include the amortization of capitalized production, overhead and interest costs, contingent compensation and residual costs and write-offs of film inventory for unreleased films, but generally will not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs will be included in our costs of revenue only to the extent that we cause DreamWorks Studios to make additional expenditures in excess of agreed amounts or to the extent we become obligated under the Universal Agreements. Our selling, general and administrative expenses will no longer include allocated costs of DreamWorks Studios’ selling and marketing departments. After the separation, our selling, general and administrative expenses will include payments to DreamWorks Studios under the Services Agreement described below for services it will provide to us, as well as costs we incur for providing the services on our own, net of reimbursement for services we provide to DreamWorks Studios under the Services Agreement. We expect that we will have additional general and administrative expenses as a result of becoming a public company.

     In connection with our separation from DreamWorks Studios, we issued various equity awards to our employees and advisors, as well as to employees of DreamWorks Studios as described below. We issued fully vested shares to our and DreamWorks Studios’ employees who had fully vested awards granted by DreamWorks Studios on an equivalent value basis. Outstanding unvested equity awards previously issued by DreamWorks Studios were exchanged for equity awards granted by us with the same intrinsic value and remaining vesting terms. Awards to certain of our key employees will vest only in the event that certain performance criteria are met. We granted fully vested stock to certain of our and DreamWorks Studios’ employees and advisors upon the consummation of the offering, and will record a charge of approximately $20 million to our statement of operations during the fourth quarter of 2004. In addition to the compensation recorded for fully vested stock, we will record deferred compensation related to grants of unvested awards to our employees, including awards granted upon conversion of awards as described above, of approximately $64 million that will be amortized over a four to seven year period. We will account for our vested and unvested equity awards granted to employees of DreamWorks Studios as a dividend to DreamWorks Studios determined based upon the fair value of the awards at the date of grant.

     As described in Note 1 to our unaudited combined financial statements, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies to either expense the estimated fair value of equity awards or to continue to use the intrinsic value method of determining stock-based compensation. We continue to use the intrinsic value method, but will be required to disclose the potential impacts on our financial statements had we used the fair value method. We have not yet determined the fair value of the equity awards, described above, we granted upon the separation from DreamWorks Studios. However, we have made preliminary estimates of the impact on our financial statements, and currently believe that our annual compensation expense would likely range from $20 million to $30 million. This estimate is subject to change upon the completion of our analysis.

     Changes to our underlying stock price or satisfaction of performance criteria could significantly impact compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

Allocations

     Our unaudited combined financial statements include allocations of the combined assets, liabilities and expenses of DreamWorks Studios and DreamWorks Animation. As an

operating division of DreamWorks Studios, we have historically been allocated a portion of DreamWorks Studios’ total overhead expenses for the marketing and distribution of all DreamWorks Studios’ films (including our films), and for corporate functions, such as executive management, finance, accounting, legal, human resources, facilities management, insurance and information technology. In general, these allocations have been calculated based on the percentage that our films, headcount, revenue or other criteria constitute of the total films, headcount, revenue or other criteria of DreamWorks Studios (which amounts include our films, headcount, revenue or other criteria). In the future, to the extent that DreamWorks Studios provides these or other services to us that are not covered by the Distribution Agreement, we will reimburse DreamWorks Studios pursuant to the Services Agreement. A brief description of these services is also included below.

     Worldwide Marketing and Distribution: Historically, certain overhead expenses for the marketing and distribution of our films have been allocated to us by DreamWorks Studios. These costs include the salaries, fringe benefits and operating expenses of the employees in DreamWorks Studios’ theatrical, home video, marketing and television sales/distribution departments. The allocation of the overhead associated with these functions has been based on several factors, including: (1) marketing costs incurred for our films as a percentage of marketing costs incurred for all DreamWorks Studios’ films; (2) the number of films we have released as a percentage of all DreamWorks Studios’ films released in a given year and (3) estimates of time spent on our releases as a percentage of time spent on all DreamWorks Studios’ releases. Although DreamWorks Studios has historically allocated a portion of the overhead costs of these departments to us, these services will be provided to us in the future pursuant to the Distribution Agreement.

     Executive Management: Executive management expense is comprised of the expenses relating to DreamWorks Studios’ principals, chief operating officers, and their respective administrative staffs, including costs associated with transportation. These costs have historically been allocated to us based on a combination of (1) revenue generated by us as a percentage of DreamWorks Studios’ consolidated revenue and (2) our headcount as a percentage of DreamWorks Studios’ consolidated headcount. As a result of our separation, executive management expense, including costs associated with transportation, will be incurred directly by us.

     Finance and Accounting: DreamWorks Studios has historically allocated accounting and finance services related costs, including the costs of financial systems, to us based on several factors, including: (1) revenue generated by us as a percentage of DreamWorks Studios’ consolidated revenue; (2) our headcount as a percentage of DreamWorks Studios’ total headcount and (3) time spent on our finance projects as a percentage of time spent on all DreamWorks Studios’ finance projects. As a result of our separation, we will directly incur the costs of some accounting and finance services, such as strategic planning, financial reporting, treasury and investor relations. Other accounting and finance services, such as billing and collection of receivables (except receivables derived from rights retained by us, such as licensing and merchandising rights) and contingent compensation and residual reporting oversight services, will be provided pursuant to the Distribution Agreement. As a result, DreamWorks Studios will no longer allocate any of these costs to us. However, DreamWorks Studios will provide other accounting services to us, such as payroll, pursuant to the Services Agreement.

     Legal and Business Affairs: Costs related to legal and business affairs services, other than outside legal fees and film specific trademark related expenses, which have been directly charged to us, have historically been allocated to us based on actual time spent by DreamWorks Studios’ attorneys on matters related primarily to us or our films. As a result of the separation, we will directly incur the costs of most legal and business affairs services, either through our employees or through our direct retention of outside legal counsel. However, some legal and business affairs services, such as work related to employment and music law, will be provided to us by attorneys employed by DreamWorks Studios under the Services Agreement. We will reimburse DreamWorks Studios for these services pursuant to the Services Agreement.

     Human Resources: DreamWorks Studios has historically allocated some human resources costs, including management, benefits administration and employee relations to us based on our headcount as a percentage of the consolidated headcount of DreamWorks Studios. Other costs related to human resources, such as recruiting and relocation costs have been directly incurred by us. As a result of the separation, we will directly incur the costs associated with human resources management and employee relations. DreamWorks Studios will provide other services, such as benefits management, for which we will reimburse DreamWorks Studios pursuant to the Services Agreement.

     Occupancy and Facilities Management: The costs of facilities management and mail services have been allocated to us historically based on the square footage that we have occupied at our Glendale animation campus and our Redwood City production facility as a percentage of total square footage of all DreamWorks Studios’ facilities. As a result of the separation, we will incur the costs of facilities management and mail services directly. We will charge a portion of our occupancy costs to DreamWorks Studios pursuant to the Glendale lease arrangement.

     Insurance: Property insurance premiums have historically been allocated to us based on our insurable asset values as a proportion of DreamWorks Studios’ total insurable asset values, based on the asset’s fair market or replacement value as determined at the time of premium renewal. The insurance premiums for policies such as errors and omissions, directors and officers, travel, and excess liability, have historically been allocated to us based on (1) our headcount as a percentage of the consolidated headcount of DreamWorks Studios and (2) the number of films we have released as a percentage of all DreamWorks Studios’ films released in a given year. As a result of the separation beginning January 1, 2005, we expect to directly incur all insurance costs.

     Information Technology: DreamWorks Studios has historically allocated to us the costs of network infrastructure and administrative desktop computer support. This allocation has been based on our headcount as a percentage of total DreamWorks Studios’ headcount, in each case excluding the headcount of our Redwood City facility, as the costs related to Redwood City have been directly incurred by us. As a result of the separation DreamWorks Studios will provide network infrastructure and administrative desktop support services to us, and we will reimburse DreamWorks Studios for these services, pursuant to the Services Agreement. For telecommunications, we have historically been allocated a fixed fee for every telephone user, which includes the costs of the equipment and related maintenance and support costs. We have also been charged for actual local and long distance usage.

     Other Allocations: We have historically been allocated certain other costs, including (1) costs to track, deliver and store various film and film related content (for example, film elements, photos and artwork); (2) costs to oversee dubbing of our films and (3) costs to oversee the placement of musical content in our films. As a result of the separation we will directly incur some of these costs, such as the placement of musical content in our films. DreamWorks Studios will provide some of these services to us, such as the dubbing of our films, as set forth in the Distribution Agreement. Other of these services, such as the costs of storing various film and film related content, will be provided to us, and we will reimburse DreamWorks Studios pursuant to the Services Agreement.

     Debt, Interest and Other Expense Allocations: DreamWorks Studios has historically allocated to us debt and interest expense associated with its debt, and other income and expense associated with its interest rate swap agreements. This allocation has been based on the proportion of capital invested in our films in production as a percentage of total capital invested by DreamWorks Studios in all films in production. A portion of this allocated interest expense has been capitalized to film inventory. In connection with our separation from DreamWorks Studios, we did not assume any obligations with respect to any of DreamWorks Studios’ interest rate swap agreements. In the future, to the extent we incur debt and interest expense, we will do so directly.

Distribution and Services Agreements

     We have entered into several agreements with DreamWorks Studios in connection with our separation, including the Distribution Agreement and the Services Agreement.

     Distribution Agreement. Pursuant to the Distribution Agreement, we have granted to DreamWorks Studios the exclusive right to distribute all of our completed animated feature films, including our previously released films, throughout the world that are available for delivery through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010. However, in general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approve (such as the Universal Agreements and DreamWorks Studios’ existing arrangements with CJ Entertainment nd Kadokawa Entertainment). In addition, even if we terminate our distribution relationship with DreamWorks Studios, our existing and future films generally will still be subject to the terms of pre-approved agreements. DreamWorks Studios will be responsible for (1) the domestic and international theatrical exhibition of our films, (2) the domestic and international home video exhibition of our films and direct-to-video pictures, (3) the domestic and international television licensing of our films, including pay-per-view, pay television, network, basic cable and syndication, (4) non-theatrical exhibition of our films, such as on airlines, in schools and in armed forces institutions. DreamWorks Studios has also been granted Internet, radio (for promotional purposes only) and new media rights with respect to our films. We retain all other rights to exploit our films, including the right to make sequels and commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing, soundtrack, radio, legitimate stage and theme park rights. However, to the extent we wish to exploit theme park rights, we will only do so through Universal Studios for so long as Steven Spielberg has certain contractual relationships with us or if he, his wife, his or her issue (or trusts for the primary benefit of any of them) or a private charitable foundation organized by him and/or his wife directly or indirectly owns or controls our Class A common stock.

     DreamWorks Studios will be directly responsible for the initial U.S. theatrical release of all of our animated films, but may engage one or more sub-distributors and service providers for all other markets, subject to our prior written approval with respect to entities not currently so engaged by DreamWorks Studios. Pursuant to the Distribution Agreement, we are solely responsible for all of the costs of developing and producing our animated feature films and for contingent compensation and residual costs. DreamWorks Studios is responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units and distribution and fulfillment services fees payable to third-parties), advertising, marketing, publicizing and promotion of the films, and has agreed to make expenditures consistent with historical levels with respect to our films. If we make a good faith determination that the expenditure of additional distribution and marketing amounts will enhance a film’s gross receipts, we may cause DreamWorks Studios to spend additional amounts. In such a case, we will be solely responsible for advancing such additional amounts to DreamWorks Studios for those additional expenditures and we will expense such additional costs in the period in which they are incurred. The Distribution Agreement also provides that DreamWorks Studios is entitled to (i) retain a fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs prior to our recognizing any revenue. Once the license to distribute one of our animated films or direct-to-video pictures is acquired by DreamWorks Studios, it will have the right to exploit the animated film or direct-to-video film in the manner described above for 16 years from initial general theatrical release or 10 years from initial direct-to-video release.

     Services Agreement. We have also entered into the Services Agreement with DreamWorks Studios that provides for certain services to be provided to us by DreamWorks Studios. The services to be provided include (i) risk management; (ii) information systems management; (iii) payroll services; (iv) legal and business affairs advisory and consulting services; (v) human resources administration; (vii) certain procurement services and (viii) other general support services. We expect that these services will generally require us to pay the actual costs incurred by DreamWorks Studios of providing these services, plus 5% of the actual costs.

Critical Accounting Policies

Revenue Recognition

     Both historically and under the Distribution Agreement, we have recognized and will recognize revenue from the distribution of our animated feature films when earned, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured.

     Revenue from the sale of home video units is recognized at the later of (i) when product is made available for retail sale or (ii) when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. We follow the practice of providing for future returns of home video product at the time the products are sold. We calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although we allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, as other factors, such as our historical experience with similar types of sales, information we receive from retailers, and our assessment of the products appeal based on domestic box office success and other research, are more important in estimating returns. Generally, payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home video product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

     Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licenses or cash is received.

     For periods prior to the effective date of the Distribution Agreement, we have recognized revenue from our films net of reserves for returns, rebates and other incentives. Under the Distribution Agreement, which has become effective as of October 7, 2004, we are entitled to recognize revenue after DreamWorks Studios (i) retains a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovers all of its distribution and marketing costs with respect to our films. As of October 7, 2004, DreamWorks Studios began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date, regardless of whether the revenue relates to a film released prior to the effective date of the Distribution Agreement and regardless of whether it has recouped the distribution and marketing expenses related to that film that it has incurred.

     Because DreamWorks Studios will be the principal distributor of our films, in accordance with the SOP, the amount of revenue that we will recognize from our films in any given period following the effective date of the Distribution Agreement will depend on the timing, accuracy and sufficiency of the information we receive from DreamWorks Studios. Although DreamWorks Studios has agreed to provide us with the most current information available to it to enable us to recognize our share of revenue, we may make adjustments to that information based on our estimates and judgments. For example, we may make adjustments to our revenue derived from home video units for estimates on return reserves, rebates and other incentives that may differ from those that DreamWorks Studios recommends. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. We will also review expense estimates and may make adjustments to these estimates in order to ensure that our revenue and gross margin are accurately reflected in our financial statements. In addition, as is typical in the movie industry, our distributor and its sub-distributors may also make subsequent adjustments to the information that they will provide and these adjustments could have a material impact on our operating results in later periods.

Costs of Revenue

     Film Production Costs. We capitalize film production costs to film inventories in production in accordance with the provisions of the SOP. Direct film production costs include costs to develop and produce CG animated films, which primarily consists of salaries and fringe benefits for animators and voice talent, equipment and other direct operating costs. Production overhead, a component of film inventory, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. In addition to the films being produced, we are also working on development of several new projects. Costs of these projects are capitalized as film inventories in development in accordance with the provisions of the SOP and are transferred to film inventories in production when a film is set for production. We evaluate each project in development and production on a quarterly basis to determine whether capitalized costs are in excess of our estimate of fair value. If they are in excess, then we write-off the excess cost and reflect these in costs of revenue. In addition, after three years, if the project is still in development and has not been set for production, it is written off and reflected in costs of revenue.

     Contingent Compensation and Residuals. Certain compensation paid to creative participants, such as writers, producers, directors, voice talent and other persons associated with the production of a film is dependent on the performance of the film, based on factors such as domestic box office and total revenue recognized by the distributor related to the film. We are also responsible for residuals, which are payments based on similar factors and generally made to third-parties pursuant to collective bargaining, union or guild agreement or for providing certain services such as recording or synchronization services. These forms of contingent compensation and residual costs are accrued in accordance with the SOP, using the individual-film-forecast-computation method, which accrues and amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized revenue as of the beginning of the current fiscal year (denominator), as described below.

     Amortization. Once a film is released, the amount of film inventory relating to that film, including film production costs and contingent compensation and residual costs, is amortized and included in costs of revenue in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated total revenue to be received from all sources for each film (“Ultimate Revenue”) under the individual-film-forecast-computation method in accordance with the provision of the SOP. The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from DreamWorks Studios, and our knowledge of the industry. Estimates of Ultimate Revenue and anticipated contingent compensation and residual costs are reviewed periodically and are revised if necessary. A change to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis in accordance with the requirements of the SOP. If estimated remaining revenue is not sufficient to recover the unamortized film inventory for that film, the unamortized film inventory will be written down to fair value determined using a net present value calculation.

     We expect that, in periods following the effectiveness of the Distribution Agreement, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we have historically recognized in similar periods, due to the fact that, under the Distribution Agreement, we will be recognizing revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue to Ultimate Revenue.

     Marketing and Distribution Expenses. The costs of marketing a film consist primarily of prints and advertising costs, as well as third-party distribution and fulfillment services fees. Print costs are expensed upon the theatrical release of a film, and advertising and third-party distribution and fulfillment services fees are expensed as incurred in accordance with the SOP and are included in costs of revenue. Third-party distribution and fulfillment services fees have historically included fees earned by our distributors and fulfillment services providers, which in the periods up to the effectiveness of the Distribution Agreement were primarily Universal Studios and CJ Entertainment. Manufacturing costs (including duplication and replication) related to home video units are expensed when the related product revenue is recognized. We periodically evaluate inventories of such products for impairment and obsolescence and make appropriate adjustments to their carrying value as necessary. Although our historical financial statements include these costs, as described above, pursuant to the Distribution Agreement, DreamWorks Studios will generally be responsible for all costs associated with the distribution and marketing of our films. Accordingly, in the future, our costs of revenue will be lower than historical because they will not include distribution and marketing costs and third-party distribution and fulfillment services fees. Our revenue will also be lower because it will be net of the distribution and marketing costs that DreamWorks Studios recoups, as well as its 8.0% distribution fee.

Results of Operations

     Three Months Ended September 30, 2004, compared to Three Months Ended September 30, 2003.

     For the three months ended September 30, 2004, our results were primarily driven by the international theatrical release of Shrek 2, and from continuing revenue from our library of films. This was partially offset by theatrical distribution and marketing costs associated with the release of Shrek 2 and Shark Tale which was released on October 1, 2004.

     Revenue. For the three months ended September 30, 2004, revenue increased by $193.5 million, from $47.8 million to $241.3 million, as compared to the three months ended September 30, 2003. Film revenue for the three months ended September 30, 2004 was primarily driven by the success of Shrek 2 in the international theatrical market. For the three months ended September 30, 2004, Shrek 2 generated total revenue of $194.9 million, including revenue earned through merchandising and licensing. Our library titles contributed $35.6 million of revenues primarily due to the home video reissue and free television release of Shrek which contributed revenues of $25.6 million. Film revenue for the three months ended September 30, 2003 was derived primarily from domestic and international theatrical revenue from Sinbad: Legend of the Seven Seas of $26.8 million. Also contributing to revenue in the three months ended of September 30, 2003 was our library titles which contributed revenue of $16.1 million primarily from the home video and international television markets.

     Costs of Revenue. Costs of film revenue were $196.3 million in the three months ended September 30, 2004, as compared to $73.0 million in the three months ended September 30, 2003. For the three months ended September 30, 2004, theatrical distribution and marketing costs incurred in connection with the release of Shrek 2 and Shark Tale were substantially higher than those incurred for all films in the same period of 2003. Amortization of Shrek 2 production costs (including contingent compensation) also contributed to the increase. Amortization of film costs for released films as a percentage of film revenue in the three months ended September 30, 2004 was 28%, compared to 45% for the three months ended September 30, 2003. Amortization of film inventory as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. The decline in amortization of film inventory as a percentage of film revenue for the three month period ended September 30, 2004 was primarily due to the change in the mix of films earning revenue. Shrek 2, which has a low amortization percentage due to the size of its ultimate revenue in comparison to ultimate costs, earned substantially more revenue than any of our other films during the three month period ended September 30, 2004. This resulted in a lower overall amortization percentage when compared to the three month period ended September 30, 2003, where substantial revenue was earned from Sinbad: Legend of the Seven Seas, which had a higher amortization percentage due to the size of its ultimate revenue in comparison to ultimate costs.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $12.5 million for the three months ended September 30, 2004 as compared to $7.2 million for the three months ended September 30, 2003. This $5.3 million increase was primarily due to an increase in sales and distribution department overhead allocated to us by DreamWorks Studios, which was due in part to our higher revenue as a percentage of DreamWorks Studios’ consolidated revenue. We expect that selling, general and administrative expenses will be reduced in future periods to the extent that we are no longer allocated overhead costs for selling and marketing and shared services. However, this reduction will be offset to the extent of increases in direct general and administrative and new compliance costs that result from our becoming a public company.

     Interest Expense and Other Income and Expense. Total interest expense and other expense was $10.8 million for the three months ended September 30, 2004 as compared to total interest expense and other expense of $2.8 million for the three months ended September 30, 2003. This $8 million increase in expense was primarily due to other income and expense associated with interest rate swap agreements allocated to us by DreamWorks Studios and an increase in interest expense allocated to us by DreamWorks Studios. For the three months ended September 30, 2004 DreamWorks Studios allocated to us $6.7 million of other expense and unrealized losses associated with these interest rate swap agreements. For the three months ended September 30, 2003, DreamWorks Studios allocated to us $1.2 million of other expense and unrealized losses associated with these interest rate swap agreements. In addition, the increase in expense was due to an increase in interest expense allocated to us by DreamWorks Studios for the three months ended September 30, 2004, as compared to 2003.

     Operating Results. The three months ended September 30, 2004 resulted in operating income of $32.4 million and net income of $20.3 million, as compared to operating losses of $32.8 million and a net loss of $35.9 million for the three months ended September 30, 2003. This was primarily due to substantial profits generated from the success of the May 2004 release of Shrek 2 in the international theatrical markets. Because we operated as a division of a limited liability company for both periods, we incurred only minimal income taxes related to foreign withholding and state franchise taxes.

     Nine Months Ended September 30, 2004, compared to Nine Months Ended September 30, 2003.

     For the nine months ended September 30, 2004, our results were primarily driven by the domestic and international theatrical release of Shrek 2, and from continuing revenue from our library of films. This was partially offset by theatrical distribution and marketing costs associated with the release of Shrek 2 and Shark Tale which was released on October 1, 2004.

     Revenue. For the nine months ended September 30, 2004, revenue increased by $416.1 million, from $166.4 million to $582.5 million, as compared to the nine months ended September 30, 2003. Film revenue for the nine months ended September 30, 2004 was primarily driven by the success of Shrek 2 in the domestic and international theatrical markets. Through September 30, 2004, Shrek 2 generated total revenue of $430.2 million, including revenue earned through merchandising and licensing. Sinbad: Legend of the Seven Seas and Spirit: Stallion of the Cimarron contributed worldwide revenue of $35.6 million. Our library titles contributed revenue of approximately $107.9 million in the nine months ended September 30, 2004, primarily from the $82.1 million of revenues from Shrek. Film revenue for the nine months ended September 30, 2003 was from our library titles in the amount of $83.3 million primarily from the world wide home video and international television markets. Also contributing to revenue in the first nine months of 2003 was revenue of $83.1 million from Sinbad: Legend of the Seven Seas and Spirit in the domestic and international theatrical and worldwide home video markets. The substantially higher revenue in the nine months ended September 30, 2004 as compared to 2003 was primarily due to the success of Shrek 2 in the domestic and international theatrical markets.

     Costs of Revenue. Costs of film revenue were $394.5 million in the nine months ended September 30, 2004, as compared to $267.7 million in the nine months ended September 30, 2003. For the nine months ended September 30, 2004, theatrical distribution and marketing costs incurred in connection with the release of Shrek 2 and Shark Tale were substantially higher than those incurred for all films in the same period of 2003. When comparing the nine months ended September 30, 2004 and 2003, however, the effect of the higher marketing costs for Shrek 2 in 2004 is offset by an inventory write-down in the first nine months of 2003. For the nine months ended September 30, 2003, we recorded a pre-release write-down for a change in the estimated fair value of unamortized film inventory for Sinbad: Legend of the Seven Seas, which was released on July 2, 2003. Amortization of film costs for released films as a percentage of film revenue in the nine months ended September 30, 2004 was 24%, compared to 89% for the nine months ended September 30, 2003, which includes the impact of the pre-release write-down of Sinbad: Legend of the Seven Seas. Amortization of film inventory as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. The decline in amortization of film inventory as a percentage of film revenue for the first nine months of 2004 was primarily due to the change in the mix of films earning revenue. Shrek 2, which has a low amortization percentage due to the size of its ultimate revenue in comparison to ultimate costs, earned substantially more revenue than any of our other films in the first nine months of 2004. This resulted in a lower overall amortization percentage when compared to the first nine months of 2003, where substantial costs were impacted due to the pre-release write-down of Sinbad: Legend of the Seven Seas.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $29.8 million for the nine months ended September 30, 2004 as compared to $22 million for the nine months ended September 30, 2003. This $7.8 million increase was primarily due to an increase in sales and distribution department overhead allocated to us by DreamWorks Studios, which was due in part to our higher revenue as a percentage of DreamWorks Studios’ consolidated revenue. We expect that selling, general and administrative expenses will be reduced in future periods to the extent that we are no longer allocated overhead costs for selling and marketing and shared services. However, this reduction will be offset to the extent of increases in direct general and administrative and new compliance costs that result from our becoming a public company.

     Interest Expense and Other Income and Expense. Total interest expense and other expense was $13.5 million for the nine months ended September 30, 2004 as compared to total interest expense and other expense of $25.3 million for the nine months ended September 30, 2003. This $11.8 million decrease in expense was primarily due to other income and expense associated with interest rate swap agreements allocated to us by DreamWorks Studios. For the nine months ended September 30, 2004 DreamWorks Studios allocated to us $4.3 million of other expense, net of unrealized gains, associated with these interest rate swap agreements. For the nine months ended September 30, 2003, DreamWorks Studios allocated to us $17.6 million of other expense and unrealized losses associated with these interest rate swap agreements. This was partially offset by an increase in interest expense allocated to us by DreamWorks Studios for the nine months ended September 30, 2004, as compared to 2003.

     Operating Results. The nine months ended September 30, 2004 resulted in operating income of $156.2 million and net income of $141 million, as compared to operating losses of $124.1 million and a net loss of $150.6 million for the nine months ended September 30, 2003. This was primarily due to substantial profits generated from the success of the May 2004 release of Shrek 2 in the domestic and international theatrical markets. In addition, for the nine months ended September 30, 2003, we recorded a write-down for a change in the estimated fair value of unamortized film inventory for Sinbad: Legend of the Seven Seas. Because we operated as a division of a limited liability company for both periods, we incurred only minimal income taxes related to foreign withholding and state franchise taxes.

Liquidity and Capital Resources

     We retained small amounts of cash and cash equivalents in the year ended December 31, 2003, and in the nine month period ended September 30, 2004. During the periods covered by the unaudited combined financial statements, DreamWorks Studios provided all working capital required for development, production and marketing of our films and other operations through centralized cash management. In the future, we expect to fund our operating activities with cash that is generated from the films that we release, a portion of the proceeds from our initial public offering described below and with borrowings from a revolving credit facility which is described in the following paragraph. As a result of the separation we are responsible for all costs of developing and producing our animated feature films and direct-to-video films, while DreamWorks Studios will generally be responsible for all costs of distributing and marketing those products. As a result of the completion of our initial public offering in November 2004, we received approximately $625.0 million of net proceeds after deducting underwriting discounts, and commissions and offering expenses. A portion of those net proceeds was used to repay an aggregate of $355 million of revolving credit and subordinated debt that we assumed from DreamWorks Studios in connection with our separation. Later in the fourth quarter of 2004 we also repaid the $101.4 million of debt borrowed under our new revolving credit facility. For the remainder of 2004 and the first half of 2005 we intend to use the remaining proceeds of the initial public offering and cash received pursuant to the Distribution Agreement from revenue related to Shrek 2, Shark Tale and our other films to fund our operating activities. Although we expect that, beginning in 2005, cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, in the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility or issue additional debt or equity securities to meet these needs. However, there can be no assurance that cash from operations in 2005 will be sufficient to fund our operations or that we will be able to draw on our revolving credit facility or issue additional debt or equity securities at that time. If cash from operations is insufficient to fund our operations in 2005 and we are unable to draw on our credit facility or issue additional debt or equity securities, in order to manage our cash needs we would most likely seek alternative financing for films and/or delay or alter production or release schedules.

Revolving Credit Facility

     In connection with our separation from DreamWorks Studios, on November 2, 2004 we entered into a five-year $200 million revolving credit facility with a number of banks, including JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., and affiliates of certain of the other underwriters. We expect to use the credit facility, which will be secured by substantially all of our assets, to fund our working capital needs. The maximum amount of borrowings that will be available to us under the credit facility will be the lesser of $200 million and an available amount generally determined by applying an advance rate against estimated receipts from all sources (net of estimated cash expenses directly associated with such receipts) for all of our released films and an advance rate against our cash on hand to the extent the lenders have a perfected security interest in such cash and by reducing such available amount by the amount of our outstanding debt (other than subordinated debt owing to HBO and up to $50 million of other subordinated debt). Interest on borrowed amounts will be determined at either a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, we will pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more than $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement will require us to maintain certain financial ratios and will have customary terms that restrict our ability to make fundamental changes to our business, sell assets, incur secured debt, declare dividends and make other distributions.

     Our historical balance sheets reflect a portion of DreamWorks Studios’ indebtedness that has been allocated to us. This allocation has been based on the proportion of capital invested in our films in production as a percentage of total capital invested by DreamWorks Studios in all films in production. Because DreamWorks Studios has funded all of our operations in the past, we did not directly incur any debt to fund production of our films and our historical balance sheets do not reflect any of this debt other than the debt allocated by DreamWorks Studios. However, we directly incurred debt related to our Glendale animation campus and an animated film currently being produced by Aardman Animations. If we had historically operated as a stand-alone company, the amount of debt that we would have incurred would have depended on our evaluation of then-current economic and industry conditions and factors such as our optimal capital structure, our funding needs, our acquisition and capital investment activity and other considerations relevant to a stand-alone company operating in the animated filmmaking industry. In connection with our separation from DreamWorks Studios, we assumed (i) approximately $325 million of indebtedness that DreamWorks Studios had borrowed under its revolving credit facility, (ii) $75 million in advances that Universal Studios had made to DreamWorks Studios related to the animated motion pictures and (iii) $80 million of subordinated debt owed to HBO. We have repaid all of the revolver debt and $30 million of the subordinated debt owed to HBO with proceeds of the offering, and DreamWorks Studios was released from its obligation to repay this indebtedness. In addition, on the closing date of the initial public offering, we borrowed $101.4 million under our revolving credit facility to repay an equivalent amount of debt of DreamWorks Studios. We have subsequently repaid this debt in full.

Universal Advance

     As part of their distribution and home video fulfillment services relationship, DreamWorks Studios and Universal Studios have entered into agreements pursuant to which Universal Studios advances amounts to DreamWorks Studios based on projected cash receipts, net of projected expenses, due to DreamWorks Studios for pictures that DreamWorks Studios intends to license to Universal Studios for distribution in the international theatrical and worldwide home video markets. These advances are generally based on quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, that will become due to DreamWorks Studios from Universal Studios in the markets where Universal Studios provides distribution and fulfillment services.

     In October 2003, Universal Studios agreed to advance to DreamWorks Studios a maximum of $75 million, which was based on the projected net receipts of our animated feature films released subsequent to December 2002 (the “2003 advance”). The 2003 advance carries an effective annualized interest rate of 8.75% and matures, subject to certain conditions upon the expiration or termination of the

Universal Distribution Agreement and the Universal Home Video Agreement. We have agreed to assume the obligation to repay the entire 2003 advance and comply with its terms and conditions. Our agreement with Universal Studios provides that the existing arrangements between Universal Studios and DreamWorks Studios related to the international theatrical distribution and the worldwide home video fulfillment services of our films will continue to apply to us following our separation from DreamWorks Studios.

HBO Subordinated Debt

     In connection with our separation from DreamWorks Studios, we assumed $80 million of subordinated notes issued by DreamWorks Studios to HBO in December 2000 pursuant to a subordinated loan agreement, $30 million of which we repaid with proceeds of the initial public offering.

     The subordinated notes bear interest in an amount equal to the Eurodollar rate plus 0.50% per annum and are due in November 2007. Subject to the consent of the lenders under our revolving credit facility (or any replacement senior credit facility), we will be able to prepay all or a portion of the principal amount of the subordinated notes. The notes are not subject to any sinking fund obligations.

     The subordinated notes are currently secured by a lien in favor of HBO that is junior to the security interest in certain exhibition rights related to DreamWorks Studios’ films granted to HBO in connection with a 1995 licensing agreement between DreamWorks Studios and HBO. We have granted substantially the same security interests in rights to exploit our films when we assumed the subordinated indebtedness.

     The terms of the subordinated notes require us to maintain certain financial ratios and they will have customary terms that restrict us from making fundamental changes to our business, selling assets, incurring secured debt, declaring dividends and making other distributions. Additionally, we are restricted from entering non-arm’s-length transactions with our affiliates.

Liquidity

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(12,613)	$(83,735)
Net cash used in investing activities	(270)	(2,229)
Net cash provided by financing activities	12,846	87,045

     Cash used by operating activities for the nine months of 2004 and 2003 was $12.6 million and $83.7 million, respectively, and was primarily attributable to film production, contingent compensation and other operating uses partially offset by collection of domestic and international theatrical receipts and revenues from our film library. Cash used in investing activities for the nine months of 2004 and 2003 was $0.3 million and $2.2 million, respectively, stemming mainly from investment in equipment. Cash provided by financing activities for the nine months of 2004 and 2003 was $12.8 million and $87 million, respectively. Cash provided by financing activities for both periods was primarily provided by advances from distributors and DreamWorks Studios.

     In 2004, our principal source of liquidity has been cash generated by operations and contributions from DreamWorks Studios. Our commitments prior to the Distribution Agreement becoming effective were primarily for production funding, contingent compensation and residual payments, distribution and marketing costs and technology capital expenditures. Following the effectiveness of the Distribution Agreement, our primary commitments are to fund production costs of our feature films, to make contingent compensation and residual payments and to fund technology capital expenditures. For the full year 2004, we expect that our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments and to fund technology capital expenditures will total approximately $325 million. For 2005, we expect that these commitments will be approximately $370 million, which includes the obligation to acquire certain distribution rights to Wallace & Gromit: Tale of the Were Rabbit and additional production spending related to the ramp up of our direct-to-video business.

New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported operating results, including per share amounts, in annual and interim financial statements. The disclosure provisions of FAS 148 were effective immediately upon issuance in 2002. As of December 31, 2003, we have no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In November 2003, the FASB revised certain provisions of FIN 46. FIN 46 requires a variable interest entity (defined as a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of FIN 46, as revised, apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for older entities were effective on December 31, 2003. Upon our adoption of FIN 46 as of December 31, 2003, we consolidated the special-purpose entity that acquired our Glendale animation campus. Such consolidation has resulted in an increase in property, plant and equipment of approximately $70.2 million, net of accumulated depreciation, an increase in debt and a non-controlling minority interest of $70.1 million and $2.9 million, respectively, and a cumulative effect of a change in accounting principle of $2.5 million.

PRO FORMA FINANCIAL INFORMATION

     The following pro forma financial information should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our unaudited combined financial statements and the notes to our unaudited combined financial statements included elsewhere in this document. The pro forma combined statements of operations were prepared (i) as if the Distribution Agreement had become effective on January 1, 2003 and had been in effect in all periods since and (ii) as if we had been taxable as a corporation since January 1, 2003 in all periods presented. The pro forma impact of these transactions on our historical results for the year ended December 31, 2003 have been previously presented in our Registration Statement on Form S-1. The pro forma combined balance sheet was prepared as if the Distribution Agreement had become effective on September 30, 2004.

     The pro forma adjustments are based upon available information and assumptions that we believe are reasonable and do not give effect to any transactions other than those mentioned above, including those contemplated by the Services Agreement that we entered with DreamWorks Studios in connection with our separation. Please see the notes to our pro forma combined financial statements for a more detailed discussion of how the adjustments described above are presented in our pro forma combined financial statements.

     The primary effect on our pro forma combined statements of operations of giving pro forma effect to the Distribution Agreement as of January 1, 2003 is that we recognize revenue net of (i) DreamWorks Studios’ 8.0% distribution fee and (ii) the distribution and marketing costs that DreamWorks Studios incurs for our films. In all periods presented, this results in a substantial reduction to our revenue. In addition, our costs of revenue decline because we no longer incur distribution and marketing costs and third-party distribution and fulfillment services fees. Also, selling, general and administrative expenses are reduced because we are no longer allocated overhead costs related to DreamWorks Studios’ marketing and distribution departments.

     The pro forma effect of these adjustments is to increase our operating income in the three month and nine month periods ending September 30, 2004. As a result of the timing differences arising from giving effect to the Distribution Agreement, to the extent distribution and marketing costs were incurred during the three and nine month periods ended September 30, 2004 but the related film was not released until after September 30, 2004 (as was the case with Shark Tale), the costs are deducted in our pro forma costs of revenue but there is no corresponding reduction to pro forma revenue.

     The pro forma effects of the Distribution Agreement also shift the timing of amortization of film inventory from period to period, although the total amount of film inventory amortized does not change. Under the Distribution Agreement, the revenue that we recognize from our films is net of the distribution fee and the distribution and marketing costs that DreamWorks Studios incurs. Because amortization of film inventory is based on the ratio that current period actual revenue bears to estimated remaining unrecognized revenue, the pro forma reductions in revenue result in pro forma changes in film amortization for the periods presented.

     Because DreamWorks Studios will recoup its distribution and marketing costs and 8% distribution fee on a cash basis, the primary effect of giving pro forma effect to the Distribution Agreement as of September 30, 2004 on our unaudited pro forma combined balance sheet is to reclassify amounts from accounts receivable to receivable from affiliate (DreamWorks Studios) and to partially offset these amounts with a reduction in our accrued liabilities. Both our accounts receivables and accrued liabilities are reduced upon implementation of the Distribution Agreement because they become assets and liabilities of DreamWorks Studios under the Distribution Agreement.

     The pro forma combined statement of operations also include a provision for pro forma income tax to reflect federal income taxes that we would have been required to pay had we been a taxable corporation for the entire year. These pro forma federal income taxes are separate from and in addition to the foreign withholding taxes and state franchise taxes shown in our historical financial statements.

     The following pro forma combined financial statements have been derived from the unaudited combined financial statements included elsewhere in this quarterly report and do not purport (i) to represent what our financial position and results of operations actually would have been had we been a stand-alone taxable corporation operating under the Distribution Agreement for the periods presented or (ii) to project our financial performance for any future period.

DreamWorks Animation
Pro Forma Combined Balance Sheet Data
As of September 30, 2004
(in thousands)

	Historical	Adjustments		Pro Forma
Assets
Cash and cash equivalents	$4	$—		$4
Accounts receivable, net of allowance for doubtful accounts and reserve for returns	99,708	(88,745	) (1)	10,963
Receivables from employees	1,823	—		1,823
Receivable from affiliate	—	88,745	(1)	3,009	(3)
		(85,736	) (2)
Film inventories	661,333	—		661,333
Property, plant, and equipment, net of accumulated depreciation and amortization	81,499	—		81,499
Deferred costs, net of amortization	1,263	—		1,263
Goodwill	26,462	—		26,462
Other assets	5,400	—		5,400

Total assets	$877,492	$(85,736)		$791,756

Liabilities and Owner’s Equity
Accounts payable	$3,941	$—		$3,941
Accrued liabilities	164,702	(85,736	) (2)	78,966
Advances and unearned revenue	117,535	—		117,535
Obligations under capital lease	3,245	—		3,245
Debt allocated by DreamWorks Studios	447,464	—		447,464
Other debt	91,613	—		91,613

Total liabilities	828,500	(85,736)		742,764
Non-controlling minority interest	2,941	—		2,941
Owner’s equity	46,051	—		46,051

Total liabilities and owner’s equity	$877,492	$(85,736)		$791,756

(1)	Reflects the reduction of accounts receivable related to amounts which would be collected by DreamWorks Studios pursuant to the Distribution Agreement. Accordingly, the amount has been reclassified as a receivable from affiliate.

(2)	Reflects a reduction in accrued liabilities relating to distribution and marketing costs of approximately $85.7 million, as payment of these liabilities will be borne by DreamWorks Studios under the terms of the Distribution Agreement. Such amounts would be recouped by DreamWorks Studios out of the proceeds received from the distribution of our films. Accordingly, this liability has been reclassified as a reduction to a receivable from an affiliate.

(3)	Reflects remaining amounts after the reclassifications and reductions described in footnotes (1) and (2) that would be owed to us after DreamWorks Studios recoups distribution fees and costs it has incurred.

DreamWorks Animation
(A Division of DreamWorks L.L.C.)
Unaudited Condensed Statements of Operations
Pro Forma Adjustments

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Operating revenue	$241,343	$582,461
Proforma adjustments to operating revenue (1)	(79,740)	(239,372)

Proforma operating revenue	161,603	343,089

Cost of revenue	196,311	394,526
Proforma adjustments to costs of revenue (2)	(129,826)	(268,341)

Proforma costs of revenue	66,485	126,185

Gross profit	45,032	187,935
Total adjustments	50,086	28,969

Proforma gross profit	95,118	216,904

Provision for doubtful accounts	116	1,877

Selling, general and administrative expenses	12,543	29,817
Proforma adjustments to selling, general and administrative expenses (3)	(4,804)	(12,160)

Proforma selling, general and administrative expenses	7,739	17,657

Operating income	32,373	156,241
Total adjustments to operating income	54,890	41,129

Proforma operating income	87,263	197,370

Interest expense, net of interest income	(6,439)	(13,228)
Other expense, net	(4,365)	(238)

Provision for income taxes	1,256	1,784
Proforma adjustments to income taxes (4)	27,887	68,317

Proforma provisions for income taxes	29,143	70,101

Net income	20,313	140,991
Total adjustments to net income	27,003	(27,188)

Pro Forma net income	$47,316	$113,803

Proforma:
Basic net income per share (5)	$0.46	$1.11
Diluted net income per share (6)	$0.45	$1.08

Shares used in computing proforma:
Basic net income per share (5)	102,393	102,393
Diluted net income per share (6)	105,627	105,627

     Notes to Unaudited Condensed Statement of Operations Pro Forma Adjustments

(1) Reflects the reduction in operating revenue that would have occurred had the Distribution Agreement been in effect for the entire year. Under the terms of the Distribution Agreement, DreamWorks Studios would have been entitled to retain a distribution fee equal to 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) with respect to our films, or approximately $17.7 million and $43.0 million for the three and nine month periods ended September 30, 2004, respectively. DreamWorks Studios would also have been entitled to recoup distribution and marketing costs out of this revenue in the amount of approximately $62.0 million and $196.4 million for the three and nine month periods ended September 30, 2004, respectively.

(2)The pro forma adjustment for cost of revenues reflects a reduction in distribution and marketing costs of approximately $110.3 million and $228.5 million for the three and nine month periods ended September 30, 2004, respectively, as these costs are borne by DreamWorks Studios under the terms of the Distribution Agreement. These amounts do not match the $62.0 million and $196.4 million for the three and nine months ended September 30, 2004, respectively, noted in footnote (1) above that DreamWorks Studios would have recouped under the Distribution Agreement. For the three and nine months ended September 30, 2004 distribution and marketing costs for Shark Tale were deducted in our pro forma costs of revenue, but there is no corresponding reduction to pro forma revenue because the film had not been released. In addition, the pro forma adjustment to costs of revenue reflects the elimination of distribution and fulfillment services fees payable primarily to Universal Studios and CJ Entertainment, in the amount of approximately $17.5 million and $21.6 million for the three and nine month periods ended September 30, 2004, respectively, as these costs are solely borne by DreamWorks Studios pursuant to the Distribution Agreement. In addition, the pro forma adjustment to costs of revenue reflects a decrease in production costs amortization of approximately $2.0 million and $18.2 million for the three and nine months periods ended September 30, 2004, respectively, as, under the individual-film-forecast-computation-method, the revenue that we would have recognized in this period would have represented a lower proportion of the total revenue that we would have estimated our released films to ultimately produce.

(3)Reflects the elimination of allocated overhead costs that are primarily related to the salaries and benefits of employees in DreamWorks Studios’ distribution and marketing departments, as these costs will be solely borne by DreamWorks Studios pursuant to the Distribution Agreement.

(4)Reflects federal and state income taxes that we would have been required to pay, if any, had we been a taxable corporation for the entire year.

(5)Pro forma basic net income per share is calculated using the number of shares of common stock that was outstanding immediately following our separation from DreamWorks Studios and our initial public offering which included the 25 million shares issued to the public and the 757,285 fully vested shares issued to our and DreamWorks Studios’ employees and advisors upon consummation of the offering as if such shares were outstanding for all periods presented.

(6)Pro forma diluted net income per share is calculated using the number of shares of common stock that was outstanding immediately following our separation from DreamWorks Studios and our initial public offering as if such shares were outstanding for all periods presented diluted by 486,944 shares of our Class A common stock with respect to the DreamWorks Studios equity based compensation awards that were converted into equity based compensation awards of the Company upon the consummation of the initial public offering, and diluted by 2,746,722 shares of unvested restricted stock issued to directors and our and DreamWorks Studios’ employees upon consummation of the offering. This calculation excludes the 2,526,258 shares of Class A common stock that underlie options granted to both our employees and employees of DreamWorks Studios at the initial public offering.

RISK FACTORS

     If the events discussed in these risk factors occur, the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected. In such case, the market price of the Company’s Class A common stock could decline.

Risks Related to Our Business

Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky.

     We cannot predict the economic success of any of our motion pictures because the revenue derived from the distribution of a motion picture (which does not necessarily bear any correlation to the production or distribution costs incurred) depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a motion picture also depends upon the public’s acceptance of competing films, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Furthermore, part of the appeal of CG animated films may be due to their relatively recent introduction to the market. We cannot assure you that the introduction of new animated filmmaking techniques, an increase in the number of CG animated films or the resurgence in popularity of older animated filmmaking techniques will not adversely impact the popularity of CG animated films.

     In general, the economic success of a motion picture is dependent on its domestic theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by (i) our ability to produce content and develop stories and characters that appeal to a broad audience and (ii) the effective marketing of the motion picture. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution and marketing costs, in which case we would not receive any gross receipts for such film from DreamWorks Studios. In the past, some of our films have not recovered, after recoupment of marketing and distribution costs, their production costs in an acceptable timeframe or at all. For example, in 2003 we released our final primarily hand-drawn animated feature film, Sinbad: Legend of the Seven Seas, which we estimate will not generate sufficient revenue over its first 10 years in distribution to fully recover, after recoupment of marketing and distribution costs, its production costs.

Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business.

     We expect to theatrically release a limited number of animated feature films per year for the foreseeable future. The commercial failure of just one of these films can have a significant adverse impact on our results of operations in both the year of release and in the future. For example, for the remainder of 2004 and into 2005, we will be dependent on the continuing success of Shrek 2 and Shark Tale. Historically, there has been a close correlation between domestic box office success and international box office, home video and television success, such that feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home video and television markets. Because of this close correlation, we believe that Shrek 2, which has been very successful in the domestic and international theatrical markets, will also strongly perform in the home video and television markets, although there is no way to guarantee such results. Our success in 2004 and 2005 also significantly depends on continued audience acceptance of Shark Tale, which was successfully released in the domestic theatrical market on October 1, 2004. If Shark Tale fails to continue its international box office success, because of the close correlation mentioned above, its home video success and our business, results of operations and financial condition could be adversely affected in 2005 and beyond. Further, we cannot assure you that the historical correlation between domestic box office results and international box office and home video results will continue in the future. In addition, the limited number of films that we release in a year magnifies fluctuations in our earnings. Therefore, our reported results at quarter and year end may be skewed based on the release dates of our films, which could result in volatility in the price of our Class A common stock.

Our operating results fluctuate significantly.

     We continue to expect significant fluctuations in our future quarterly and annual operating results because of a variety of factors, including the following:

- the success of our feature films;

- the timing of the domestic and international theatrical releases and home video release of our feature films; and

- DreamWorks Studios’ costs to distribute and market our feature films under the Distribution Agreement.

     We also expect that our operating results will be affected by the terms of the Distribution Agreement. Under the Distribution Agreement, film revenue will be used by DreamWorks Studios to recover (i) the distribution and marketing expenses it incurs for the film and (ii) to cover its distribution fee relating to these markets before we recognize any revenue for that film. Accordingly, we expect to recognize significantly less revenue from a film in the period of that film’s theatrical release than we would absent the Distribution Agreement. Furthermore, in the event that the Distribution Agreement were terminated, depending on the arrangement that we negotiate with a replacement distributor, we could be required to directly incur distribution and marketing expenses related to our films, which under the Distribution Agreement are incurred by DreamWorks Studios. Because we would expense those costs as incurred, further significant fluctuations in our operating results could result.

     In response to these fluctuations, the market price of our common stock could decrease significantly in spite of our operating performance.

We principally operate in one business, the production of CG animated feature films, and our lack of a diversified business could adversely affect us.

     Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we depend primarily on the success of our feature films. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. Substantially all of our revenue is derived from a single source — our CG animated feature films — and our lack of a diversified business model could adversely affect us if our films fail to perform to our expectations.

Animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed.

     The production, completion and distribution of animated feature films are subject to a number of uncertainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond our control. Because of these uncertainties, the projected costs of an animated feature film at the time it is set for production may increase, the date of completion may be substantially delayed or the film may be abandoned due to the exigencies of production. Delays in production may also result in a film not being ready for release at the intended time and postponement to a potentially less favorable time, which could result in lower gross receipts for that film. In extreme cases, a film in production may be abandoned or significantly modified (including as a result of creative changes) after substantial amounts have been spent, causing the write-off of expenses incurred with respect to the film. This was the case in 2003 when we wrote-off a significant amount of expenses that we had incurred for two of our animated films.

Animated films typically take longer to produce than live-action films, which increases the uncertainties inherent in their production and distribution.

     Animated feature films typically take three to four years to produce after the initial development stage, as opposed to an average of twelve to eighteen months for live-action films. The additional time that it takes to produce and release an animated feature film increases the risk that our films in production will fall out of favor with target audiences and that competing films will be released in advance of or concurrently with ours, either of which risks could reduce the demand for, or popular appeal of, our films.

The production and marketing of CG animated feature films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements.

     The costs to develop, produce and market a film are substantial and some of our competitors have more capital and greater resources than we and DreamWorks Studios have. In 2004, for example, we expect to spend approximately $325 million to fund production costs (excluding capitalized interest and overhead expense) of our feature films, to make contingent compensation and residual payments and to fund technology capital expenditures. For 2005, we expect that these costs will be approximately $370 million, which includes a one-time payment to Aardman Animations related to Wallace & Gromit: Tale of the Were Rabbit and additional production spending related to an increase in our direct-to-video business. In addition, historically, we made substantial expenditures on distribution and marketing costs, which, in the future, will generally be incurred by DreamWorks Studios under the Distribution Agreement. Although we retain the right to exploit each of the nine feature films that we have previously released, the size of our film collection is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We will not be able to rely on such cash flows and will be required to fund our films in development and production and other commitments with cash retained from operations and the proceeds of films that are generating revenue from theatrical, home video and ancillary markets. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

The costs of producing and marketing feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.

     The production and marketing of theatrical feature films requires substantial capital and the costs of producing and marketing feature films have generally increased in recent years. According to the MPAA, the average negative cost of a motion picture produced by a major U.S. studio, which includes all costs associated with creating a feature film, including production costs, allocated studio overhead and capitalized interest, but excludes abandoned project costs, has grown at a compound annual growth rate of 7.9% — from $29.9 million in 1993 to $63.8 million in 2003 — and the average domestic marketing costs (which includes prints and advertising costs) per picture has grown at a compound annual growth rate of 10.7% over the same period — from $14.1 million in 1993 to $39.1 million in 2003. Although these growth rates include the costs of both live-action and animated films, they are indicative of the cost trend for motion pictures generally. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a rate faster than increases in either domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home video, television, international markets and new media for revenue.

We compete for audiences based on a number of factors, many of which are beyond our control.

     Despite a general increase in movie theater attendance, the number of animated and live-action feature films released by competitors, particularly the major U.S. motion picture studios, may create an oversupply of product in the market, and may make it more difficult for our films to succeed. In particular, we compete directly against other animated films and family oriented live-action films. Oversupply of such products may become most pronounced during peak release times, such as school holidays, national holidays and the summer release season, when theater attendance has traditionally been highest. Although we seek to release our films during peak release times, we cannot guarantee that we will be able to release all of our films during those times and, therefore, may miss potentially higher gross box-office receipts. In addition, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. If our competitors were to increase the number of films available for distribution and the number of exhibition screens remained static, it could be more difficult for us to release our films during optimal release periods.

The market for CG animated films is relatively new, and the entrance of additional film studios into the CG animated film market could adversely affect our business in several ways.

     CG animation is a relatively new form of animation that has been successfully exploited by a limited number of movie studios since the first CG animated feature film, Toy Story, was released by Pixar in 1995. Because there are currently only a few studios capable of producing CG animated feature films, there are a limited number of CG animated feature films in the market each year, a fact that may enhance their popular appeal. If additional studios were to enter the CG animated film market and increase the number of CG animated films released per year, the popularity of the CG animation technique could suffer. Although we have developed proprietary technology, experience and know-how in the CG animation field that we believe provide us with significant advantages over new entrants in the CG animated film market, there are no substantial technological barriers to entry that would prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional animation companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

Our success depends on certain key employees.

     Our success greatly depends on our employees. In particular, we are dependent upon the services of Jeffrey Katzenberg. We do not maintain key person life insurance for any of our employees. We have entered into an employment agreement with Mr. Katzenberg and have entered or will enter into employment agreements with all of our top executive officers and production executives. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. The loss of the services of Mr. Katzenberg or a substantial group of key employees could have a material adverse effect on our business, operating results or financial condition.

Our scheduled releases of CG animated feature films will place a significant strain on our resources.

     We have established multiple creative and production teams so that we can simultaneously produce more than one CG animated feature film. As of October 2004, we have released four CG animated feature films and five non-CG animated feature films and have limited experience sustaining the ability to produce and release more than one CG animated feature film at the same time. Due to the strain on our personnel from the effort required to produce a film and the time required for creative development of future films, it is possible that we will be unable to consistently release two CG animated feature films per year. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our animated feature films will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

We are dependent on DreamWorks Studios and others for the distribution and promotion of our feature films and related products.

     We have entered into the Distribution Agreement with DreamWorks Studios, pursuant to which

DreamWorks Studios is responsible, with some exceptions, for the worldwide distribution of all of our films in all media. Although the Distribution Agreement obligates DreamWorks Studios to distribute our films, DreamWorks Studios will be able to terminate the agreement upon the occurrence of certain events of default, including a failure by us to deliver to DreamWorks Studios a minimum number of films over specified time periods. If DreamWorks Studios fails to perform under the Distribution Agreement or the agreement is terminated by DreamWorks Studios or otherwise (including as a result of DreamWorks Studios ceasing to be engaged in the motion picture distribution business), we may have difficulty finding a replacement distributor, in part because our films would become directly subject to the terms and conditions of Universal Studios’ international theatrical distribution agreement with DreamWorks Studios and Universal Studios’ worldwide home video fulfillment services agreement with DreamWorks Studios (the “Universal Home Video Agreement” and, together with the Universal Distribution Agreement, the “Universal Agreements”) and would continue to be subject to the terms of the existing sub-distribution, servicing and licensing agreements that DreamWorks Studios has entered into with CJ Entertainment, Kadokawa Entertainment and our other third-party service providers. We cannot assure you that we will be able to find a replacement distributor on terms as favorable as those in the Distribution Agreement. In addition, in general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approve (such as the Universal Agreements and DreamWorks Studios’ existing arrangements with CJ Entertainment and Kadokawa Entertainment). As a result, our ability to terminate the Distribution Agreement is effectively limited. Moreover, under the Universal Agreements, we would be required to pay Universal Studios distribution fees and reimburse them for distribution expenses as they are incurred, regardless of the performance of our films. As a result, we would have to record such expenses as they were incurred and we would recognize revenue consistent with the method we recognized revenue prior to the effectiveness of the Distribution Agreement.

     DreamWorks Studios currently distributes, and we expect will continue to distribute, our motion pictures in international theatrical markets through the Universal Agreements and distribution agreements with CJ Entertainment (in Korea and the People’s Republic of China) and Kadokawa Entertainment (in Japan). In addition, DreamWorks Studios has engaged Universal Studios to be our worldwide principal fulfillment services provider for our home videos, excluding only Japan and Korea. We are therefore dependent on the ability of each of these companies to exploit our feature films in the territories in which they distribute them and any termination of these agreements could adversely affect DreamWorks Studios’ ability to distribute our films. In addition, if Universal Studios, CJ Entertainment or Kadokawa Entertainment were to experience financial difficulty or file for bankruptcy, our revenue could be substantially reduced with respect to the films in distribution.

DreamWorks Studios provides a number of services to us pursuant to the Services Agreement. If the Services Agreement were terminated, we would be required to replace those services on terms that may be less favorable to us.

     Under the terms of a Services Agreement that we have entered into with DreamWorks Studios, DreamWorks Studios provides to us certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration, procurement and other general support services. In addition, pursuant to the Services Agreement, we provide DreamWorks Studios office space at our Glendale facility, facilities management, information technology purchasing services and limited legal services. DreamWorks Studios and we will charge the receiving party so that it or we generally recover the actual costs of providing these services, including allocable employee salaries, fringe benefits and office costs and all out-of-pocket costs and expenses, plus 5% of the actual costs. While our historical financial statements reflect our allocated costs of these services, neither the historical financial statements nor the pro forma financial statements necessarily reflect what the costs of these services will be in the future. Both DreamWorks Studios and we have the right, upon notice, to terminate any or all of the services either party is providing under the Services Agreement. As a receiving party, both we and DreamWorks Studios may exercise our termination rights generally upon 45 days’ notice. As a providing party, both we and DreamWorks Studios may exercise our termination rights generally upon 45 days’ notice, provided that the party exercising termination rights is not providing such service for itself. If the Services Agreement is terminated, DreamWorks Studios will no longer be obligated to provide these services to us or pay us for the services we are providing it, and we will be required to either enter a new agreement with DreamWorks Studios or another services provider or assume the responsibility for these functions ourselves and, in the case of office space, seek to find a new tenant. If we were to enter a new agreement with DreamWorks Studios, hire a new services provider, assume these services ourselves or find a new tenant, the economic terms of the new arrangement may be less favorable than our current arrangement with DreamWorks Studios, which may adversely affect our business, financial condition or results of operations.

If DreamWorks Studios were to experience financial difficulty or file for bankruptcy, our business, results of operations and financial conditions could be materially adversely affected.

     Under the terms of the Distribution Agreement, DreamWorks Studios is entitled to collect all amounts relating to our films from the various distribution channels — including from domestic theatrical exhibitors, international sub-distributors, domestic and international home video services providers and television licensees. DreamWorks Studios is obligated to remit the amounts that it collects to us after it has deducted its distribution fee and distribution and marketing costs. If DreamWorks Studios were to default in its obligations to pay us these amounts, our revenue with respect to films in distribution at that time could be substantially reduced. Moreover, because we rely on DreamWorks Studios’ relationships and agreements with its sub-distributors, home video fulfillment services providers and licensees, if DreamWorks Studios were to experience financial difficulty or file for bankruptcy, we could lose the benefit of some of those relationships and agreements. In addition, DreamWorks Studios is responsible for the costs of marketing our films in substantially all media and markets. If DreamWorks Studios were to experience financial difficulty or file for bankruptcy, DreamWorks Studios may not have sufficient resources to market our films as effectively as the major studios market their films, which could adversely affect our revenue. In addition, pursuant to the terms of the Services Agreement we have entered into with DreamWorks Studios, we rely on DreamWorks Studios for specified services and we share expenses relating to some of these services and receive payments from DreamWorks Studios for certain services we provide, including office space. If DreamWorks Studios were not able to pay its share of these expenses, or ceased to provide these services, we may be required to absorb a greater portion of these expenses or obtain them from other sources or seek a new tenant, which could be more costly. Also, under the Separation Agreement, we may share certain insurance policies with DreamWorks Studios (other than directors’ and officers’ insurance) until December 31, 2004. As a result, the policy limits on these insurance policies may be eroded or exhausted by DreamWorks Studios and may not be sufficient to cover our liabilities. Accordingly, if DreamWorks Studios were to experience financial difficulty or file for bankruptcy, our business, results of operations and financial conditions could be materially adversely affected.

We face risks relating to the international distribution of our films and related products.

     Because we have historically derived approximately one-third of our revenue from the exploitation of our films in territories outside of the United States, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

* laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

* differing cultural tastes and attitudes, including varied censorship laws;

* differing degrees of protection for intellectual property;

* financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

* the instability of foreign economies and governments;

* fluctuating foreign exchange rates; and

* war and acts of terrorism.

Piracy of motion pictures, including digital and Internet piracy, may decrease revenue received from the exploitation of our films.

     Motion picture piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free TV and the Internet. The proliferation of unauthorized copies and piracy of these products has an adverse affect on our business because these products reduce the revenue we receive from our legitimate products. Under the Distribution Agreement, DreamWorks Studios is primarily responsible for enforcing our intellectual property rights with respect to all of our films subject to the Distribution Agreement and is required to maintain security and anti-piracy measures consistent with the highest levels it maintains for its own motion pictures. Other than the remedies we have in the Distribution Agreement, we have no way of requiring DreamWorks Studios to take any anti-piracy actions, and DreamWorks Studios’ failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

     Unauthorized copying and piracy are prevalent in territories outside of the U.S., Canada and Western Europe and in countries where we may have difficulty enforcing our intellectual property rights. The MPAA, the American Motion Picture Marketing Association and American Motion Picture Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, some of these trade associations have enacted voluntary embargoes on motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures. There can be no assurance, however, that voluntary industry embargoes or U.S. government trade sanctions will be enacted or, if enacted, effective. If enacted, such actions could impact the amount of revenue that we realize from the international exploitation of motion pictures depending upon the countries subject to such action and the duration and effectiveness of such action. If embargoes or sanctions are not enacted or if other measures are not taken, we may lose an indeterminate amount of additional revenue as a result of motion picture piracy.

We cannot predict the effect that rapid technological change or alternative forms of entertainment may have on us or the motion picture industry.

     The entertainment industry in general, and the motion picture industry in particular, continue to undergo significant changes, primarily due to technological developments. Due to rapid growth of technology and shifting consumer tastes, we cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the potential revenue from and profitability of our animated feature films. In addition, certain outlets for the distribution of motion pictures may not obtain the public acceptance that is or was previously predicted. For example, while we have benefited from the rapid growth in the digital versatile disk, or DVD market, we cannot assure that such growth will continue, or that other developing distribution channels, such as video-on-demand, will be accepted by the public or that, if they are accepted by the public, we will be successful in exploiting such channels. Moreover, to the extent that other distribution channels gain popular acceptance, it is possible that demand for existing delivery channels, such as DVDs, will decrease. If we are unable to exploit new delivery channels to the same extent that we have exploited existing channels, our business, results of operations or financial condition could be materially adversely affected.

We have not operated as an independent company, and we do business in a relatively new industry, each of which makes it more difficult to predict whether our business model is sound.

     Prior to our separation from DreamWorks Studios, we were a business division of DreamWorks Studios. Accordingly, we have very little experience operating as an independent company implementing our own business model and an evaluation of our prospects is difficult to make, particularly in light of the fact that CG animation constitutes a relatively new form of animated filmmaking and has been successfully exploited since only 1995. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

Our historical and pro forma financial information may not be indicative of our results as a separate company.

     Because we were a division of DreamWorks Studios during all of the periods presented, our historical financial information presented in this document does not reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity pursuing independent strategies during the periods presented. For example, our historical combined financial statements do not reflect what our results of operations, financial condition or cash flows would have been had the Distribution Agreement been in place for all periods presented or had we shifted to our current business model of primarily producing CG animated films at an earlier date. Furthermore, the pro forma financial information presented in management’s discussion and analysis of financial condition and results of operation do not necessarily reflect what our results of operations would have been had we been a stand-alone company operating under the Distribution Agreement in all periods. As a result, our historical and pro forma financial information is not necessarily indicative of our future results of operations, financial condition or cash flows.

We could be adversely affected by strikes and other union activity.

     Along with the major U.S. film studios, we employ members of the International Alliance of Theatrical and Stage Employees, or IATSE, on many of our productions. We are subject to a collective bargaining agreement with the IATSE that expires in August 2006. We are also subject to a collective bargaining agreement with Local 839 of IATSE. We also employ members of the Screen Actors Guild, or SAG, and we have signed an industry-wide collective bargaining agreement with SAG that expires on June 30, 2005. We may also become subject to additional collective bargaining agreements. A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause the delay of the release date of our feature films and thereby could adversely affect the revenue that the film generates.

To be successful, we must continue to attract and retain qualified personnel and our inability to do so would adversely affect the quality of our films.

     Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. Competition for the caliber of talent required to make our films, particularly for our film directors, producers, animators, creative and technology personnel, will continue to intensify as other studios build their in-house CG animation or special effects capabilities. For example, a number of movie studios and production companies have announced their intent to make CG animated feature films, and we believe Disney and Sony, in particular, have begun to focus more heavily on CG animated feature films. The entrance of additional film studios into the CG animated film industry or the increased production capacity of existing film studios will increase the demand for the limited number of talented CG animators and programmers. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such qualified personnel in the future. If we are unable to hire and retain qualified personnel in the future, particularly film directors, producers, animators, creative personnel and technical directors, there could be a material adverse effect on our business, operating results or financial condition.

We depend on technology and computer systems for the timely and successful development of our animated feature films and related products.

     Because we are dependent upon a large number of software applications and computers for the development and production of our animated feature films, an error or defect in the software, a failure in the hardware, a failure of our backup facilities or a delay in delivery of products and services could result in significantly increased production costs for a feature film. Moreover, if a software or hardware problem is significant enough, it could result in delays in one or more productions, which in turn could result in potentially significant delays in the release dates of our feature films or affect our ability to complete the production of a feature film. Significant delays in production and significant delays in release dates, as well as the failure to complete a production, could have a material adverse effect on our results of operations. In addition, because we seek to make cutting edge CG animated films, we must ensure that our production environment integrates the latest CG animation tools and techniques developed in the industry. To accomplish this, we can either develop these capabilities by upgrading our proprietary software, which can result in substantial research and development costs, or we can seek to purchase third-party licenses, which can also result in significant expenditures. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all.

Our revenue may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technology.

     We depend on our proprietary technology to develop and produce our CG animated feature films. We rely on a combination of patents, copyright and trade secret protection and nondisclosure agreements to establish and protect our proprietary rights. We currently have five patents in force and 11 patent applications pending in the United States. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, we also rely on third-party software to produce our films, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, our films could become uneconomical to make. In such a case, we may be required to incur significant costs to enhance or acquire new technology so that our feature films remain competitive. We cannot assure you that such costs would not have a material adverse affect on our business, financial condition or results of operations.

     In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations.

Third-party technology licenses may not continue to be available to us in the future.

     In addition to our proprietary technology, we also rely on certain technology that we license from third-parties, including software that we use with our proprietary software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms or at all. The loss of or inability to maintain any of these technology licenses, or our inability to complete a given feature film, could result in delays in feature film releases until equivalent technology could be identified, licensed and integrated. Any such delays or failures in feature film releases could materially adversely affect our business, financial condition or results of operations.

Others may assert intellectual property infringement claims against us.

     One of the risks of the CG animated film production business is the possibility of claims that our productions and production techniques misappropriate or infringe the intellectual property rights of third-parties with respect to their technology and software, previously developed films, stories, characters, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or misappropriation claims (or claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

Forecasting film revenue and associated gross profits from our feature films prior to release is extremely difficult and may result in significant write-offs.

     We are required to amortize capitalized film production costs over the expected revenue streams as we recognize revenue from the associated films. The amount of film production costs that will be amortized each quarter depends on how much future revenue we expect to receive from each film. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film, we would be required to accelerate amortization of related film costs. Such accelerated amortization would adversely impact our business, operating results and financial condition. In addition, we base our estimates of revenue on information supplied to us from DreamWorks Studios and other sources. If the information is not provided in a timely manner or is incorrect, the amount of revenue and related expenses that we recognize from our animated feature films and related products could be wrong, which could result in fluctuations in our earnings.

Risks Related to Investing in Our Stock

     Prior to our initial public offering, there was no public market for shares of our common stock. Although a market has developed for our Class A common stock since the initial public offering, we cannot predict the extent to which investors will maintain interest in our company and thereby maintain a trading market on the New York Stock Exchange (or any other market) or how liquid that market might become.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including those described above under “— Risks Related to Our Business” and the following:

* the failure of securities analysts to cover our Class A common stock in the future or changes in financial estimates by analysts;

* announcements by us or our competitors of significant contracts, productions, acquisitions, or capital commitments;

* variations in quarterly operating results;

* general economic conditions;

* terrorist acts;

* future sales of our common stock; and

* investor perception of us and the filmmaking industry.

     As a result of these factors, investors in our Class A common stock may not be able to resell their shares at or above the price at which they purchased such stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of movie studios. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance.

We have agreed to effect up to two follow-on secondary offerings of our Class A common stock after this offering in respect of the Holdco arrangements. Sales of our Class A common stock in such follow-on offering or offerings may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

     As described below, certain members of DreamWorks Studios who received shares of our common stock in connection with the separation transactions have entered into an arrangement among themselves with respect to the allocation of such shares among such members. Entities controlled by

Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen, together with Lee Entertainment and Universal Studios, have contributed a total of 50,230,003 shares of our common stock to DWA Escrow LLLP, an entity we refer to in this document as “Holdco”. In connection with the establishment of Holdco, we agreed that Jeffrey Katzenberg and David Geffen (or entities controlled by them), acting together, or Paul Allen (or entities controlled by him) may select the timing of one follow-on secondary offering of Class A common stock, which must occur during the period beginning May 2, 2005 and ending on May 31, 2006. Such follow-on offering must be of a sufficient size to permit the Holdco partners to receive a minimum of approximately $345 million of aggregate net cash proceeds from sales of secondary shares in the follow-on secondary offering and such follow-on secondary offering (assuming participation by all Holdco partners in such offerings, subject in the case of entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen, to the 365 day lock-up described in the following risk factor). Shares to be sold in such follow-on offering will consist of shares of common stock retained by Holdco partners and certain of the common stock contributed to Holdco. Under no circumstances will we be obligated to issue additional shares of our common stock for sale in the follow-on offering, regardless of the size of such offering.

     If such follow-on offering has not occurred by May 31, 2006, then Paul Allen (or entities controlled by him) will have the ability to initiate a follow-on offering during the 18-month period (or 24-month period if Universal Studios triggers a follow-on offering as described below) beginning June 1, 2006. If such follow-on offering has not occurred by December 1, 2007 (or June 1, 2008 if Universal Studios triggers a follow-on offering as described below), then Jeffrey Katzenberg and David Geffen (or entities controlled by them) will have the right to initiate a follow-on offering on or prior to December 31, 2007 (or June 30, 2008 if Universal Studios triggers a follow-on offering as described below). In addition, if a follow-on offering has not been consummated prior to December 1, 2006, then during the period from December 1, 2006 through February 28, 2007, Universal Studios will have the right to initiate a follow-on offering of a portion of the stock contributed to Holdco of a sufficient size to generate aggregate net proceeds of $75 million for Universal Studios, when combined with the net proceeds received by Universal Studios in the initial public offering (which totaled approximately $29 million).

     The follow-on offering or offerings may cause the market price of our Class A common stock to drop significantly, even if our business is doing well and even though we will not issue any additional shares to be sold in such offering or offerings.

Shares eligible for future sale may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

     The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

     As of November 2, 2004, there were 53,752,884 shares of our Class A common stock, 51,384,082 shares of our Class B common stock and one share of our Class C common stock outstanding. The shares of Class B common stock and Class C common stock are convertible into Class A common stock on a one-for-one basis. As of November 2, 2004, approximately 36 million shares of the Class A common stock sold or delivered in connection with our initial public offering were freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

     In addition to the follow-on secondary offerings described in the previous risk factor (which will occur no earlier than May 2, 2005), following the final allocation of shares by Holdco to the Holdco partners, each of Steven Spielberg, Jeffrey Katzenberg, David Geffen and Paul Allen or entities controlled by them or their permitted transferees, subject to the lock-up described below, will be able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the Securities and Exchange Commission (the “SEC”). Entities controlled by each of Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen (and certain of their permitted transferees), as well as Universal Studios in limited circumstances, also have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. In addition, substantially all of our stockholders that were members of DreamWorks Studios on the closing date of our initial public offering have the right to include shares of Class A common stock beneficially owned by them (including the Class A common stock into which our Class B and Class C common stock is convertible) in certain future registration statements relating to our securities. If any of Paul Allen, Steven Spielberg, Jeffrey Katzenberg, David Geffen, Holdco, Universal Studios, entities controlled by them or their respective permitted transferees were to sell a large number of their shares, including in the follow-on secondary offerings described above, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

     Entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen have agreed to a lock-up period, meaning that they and their permitted transferees may not sell any of their shares without the prior consent of the underwriters of this offering for 365 days following October 27, 2004. Holdco, and an entity controlled by Paul Allen and each other DreamWorks Studios member have agreed to a minimum 180 day lock-up period beginning on October 27, 2004 with the underwriters. In addition to these lock-up agreements, sales of our Class A common stock are also restricted by lock-up agreements for a minimum of 180 days that we, our directors and executive officers entered into with the underwriters or our initial public offering. Certain of our other stockholders holding non-public shares are also restricted by lock-up agreements for a minimum of 180 days from October 27, 2004 with respect to 50% of their share ownership (collectively, approximately 465,000 shares held by these stockholders will not be restricted by lock-up agreements). Generally, our other existing stockholders (who collectively own approximately 1.5 million shares, including options that have vested or will vest within 60 days of October 27, 2004) are not restricted by lock-up agreements. These lock-up agreements restrict us and these stockholders, subject to specified exceptions, from selling or otherwise disposing of any shares for a minimum period of 180 days following October 27, 2004 without the prior consent of the underwriters of our initial public offering. The underwriters may, in their sole discretion and without notice, release all or any portion of the shares from the restrictions in any of the lock-up agreements described above. In addition to the lock-up agreements described above, we and entities controlled by Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen and the other Holdco partners (and their parent entities) have agreed to certain trading and hedging limitations until the final allocation of shares by Holdco to the Holdco partners.

     In addition, Holdco and members of DreamWorks Studios that did not participate in Holdco (other than Universal Studios and Thomson) have pledged 12,500,000 shares of our common stock as security for DreamWorks Studios’ obligations under its revolving credit agreement. Under certain circumstances, including an event of default by DreamWorks Studios under that revolving credit agreement, the lenders will be entitled to take possession of the pledged shares of common stock (after converting any pledged Class B common stock into Class A common stock) and sell them in the open market, subject to applicable bankruptcy, securities and other laws, as well as any applicable lock-up agreements.

     Also, in the future, we may issue our securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.

A few significant stockholders control the direction of our business. The concentrated ownership of our common stock and certain corporate governance arrangements will prevent you and other stockholders from influencing significant corporate decisions.

     As of November 2, 2004, Holdco, which is controlled by Jeffrey Katzenberg and David Geffen or entities controlled by them (subject to certain approval rights of Holdco’s limited partners) prior to the final allocation of shares contributed to Holdco, owns 97.2% of the outstanding shares of our Class B common stock (which represents 44.2% of our common equity and 91.2% of the total voting power of our common stock). In addition, Jeffrey Katzenberg and David Geffen each own shares of our Class B common stock outside of Holdco, which represents the remaining outstanding shares of Class B common stock and in the aggregate 1.3% of our common equity and 2.6% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg and David Geffen or entities controlled by them generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors (other than the director elected by an entity controlled by Paul Allen as the holder of Class C common stock), the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock and the Class C common stock may make us a less attractive takeover target.

The interests of our controlling and significant stockholders may conflict with the interests of our other stockholders.

     We cannot assure you that the interests of Jeffrey Katzenberg, David Geffen, Steven Spielberg, and Paul Allen, or entities controlled by them, will coincide with the interests of the holders of our Class A common stock. For example, Jeffrey Katzenberg and David Geffen, or entities controlled by them, could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Additionally, DreamWorks Studios (which is controlled by Jeffrey Katzenberg, David Geffen and Steven Spielberg) is in the business of making movies and derivative products and may, from time to time, compete directly or indirectly with us or prevent us from taking advantage of corporate opportunities. Jeffrey Katzenberg, David Geffen, Steven Spielberg and DreamWorks Studios may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between us, on the one hand, and certain of our founding stockholders, on the other hand, which could prevent us from taking advantage of certain corporate opportunities. So long as Jeffrey Katzenberg, David Geffen, or entities controlled by them, continue to collectively own shares of our Class B common stock with significant voting power, Jeffrey Katzenberg and David Geffen, or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions.

     Under certain circumstances, Jeffrey Katzenberg and David Geffen, or entities controlled by them, could cease to have a majority of the voting control of our common stock, in which case other significant stockholders may be able to strongly influence or effectively control our decisions.

     Additionally, we have entered into a tax receivable agreement with an entity controlled by Paul Allen in connection with our separation from DreamWorks Studios. As a result of certain transactions that an entity controlled by Paul Allen has engaged in, future income taxes that we will be required to pay to various tax authorities may be reduced as a result of a partial increase in the tax basis of our tangible and intangible assets. We will be required to pay to such entity a portion of the amounts by which our income taxes are actually reduced, subject to repayment provisions if it is determined that these tax savings should not have been available to us. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, we expect that, as a result of the size of the increase in the tax basis of our tangible and intangible assets, during the amortization period for such increased tax basis, the payments that may be made to the entities controlled by Paul Allen could be substantial.

Anti-takeover provisions of our charter and by-laws, as well as Delaware law may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

     The anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and by-laws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

* the division of our capital stock into Class A common stock and Class C common stock, each entitled to one vote per share, and Class B common stock, entitled to 15 votes per share, all of which Class B common stock will initially be owned or controlled by Jeffrey Katzenberg and David Geffen;

* the right of the holder of Class C common stock (voting as a separate class) to elect one director;

* the authority of the board to issue preferred stock with terms as the board may determine;

* the absence of cumulative voting in the election of directors;

* following such time as the outstanding shares of Class B common stock cease to represent a majority of the combined voting power of the voting stock, prohibition on stockholder action by written consent;

* limitations on who may call special meetings of stockholders;

* advance notice requirements for stockholder proposals;

* following such time as the outstanding shares of Class B common stock cease to represent a majority of the combined voting power of the voting stock, super-majority voting requirements for stockholders to amend the by-laws; and

* stockholder super-majority voting requirements to amend certain provisions of the charter.

It is possible that we may be treated as a personal holding company for Federal tax purposes now or in the future.

     The Internal Revenue Code currently imposes an additional tax at a rate of 15% on the “undistributed personal holding company income” (as defined in the Internal Revenue Code) of a corporation that is a “personal holding company” and such rate of tax is scheduled to increase for taxable years beginning after December 31, 2008. A corporation is treated as a personal holding company for a taxable year if both (i) five or fewer individuals directly or indirectly own (or are deemed under attribution rules to own) more than 50% of the value of the corporation’s stock at any time during the last half of that taxable year and (ii) 60% or more of the corporation’s gross income for that taxable year is “personal holding company income” (which includes, among other things, dividends, interest, annuities and, under certain circumstances, royalties and rents). We believe that the applicable attribution rules will result in five or fewer individuals being deemed to own more than 50% of the value of our stock and the stock of our subsidiaries. We also believe, however, that less than 60% of the gross income of us and our subsidiaries will be deemed to consist of personal holding company income and, as a result, we expect that neither we nor any of our subsidiaries will be a personal holding company. There can be no assurance, however, that we or any of our subsidiaries will not be treated as a personal holding company and thus become subject to the tax imposed on our or our subsidiaries’ undistributed personal holding company income.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Market and Exchange Rate Risk

     Interest Rate Risk. During the periods presented, we were exposed to the impact of interest rate changes as a result of our variable rate long-term debt and debt allocated to us by DreamWorks Studios. DreamWorks Studios has used derivative instruments from time to time to manage the related risk. Because DreamWorks Studios allocated to us the income and expense associated with these derivative instruments, this has resulted in short term gains or losses. As part of our separation from DreamWorks Studios, we are no longer allocated interest expense or other income and expense associated with derivative instruments, although we have assumed the interest rate swap agreements associated with our Glendale animation campus. We continue to actively monitor fluctuations in interest rates. A hypothetical 1% change in the interest rates applicable to the debt associated with our Glendale animation campus, subordinated notes owed to HBO and Wallace & Gromit: Tale of the Were Rabbit obligation would result in a $1.5 million increase or decrease in interest expense. Because we have repaid the obligations that we assumed from DreamWorks Studios with the proceeds of our initial public offering, other than $50 million of subordinated notes owed to HBO, we have not performed an analysis of our interest rate risk for any of the debt that has been allocated to us by DreamWorks Studios and repaid with proceeds of the initial public offering.

     Foreign Currency Risk. We are subject to market risks resulting from fluctuations in foreign currency exchange rates through our non-U.S. revenue sources and we incur certain distribution and production costs in foreign currencies. However, there is a natural hedge against foreign currency changes due to the fact that, while significant receipts for international territories may be foreign currency denominated, significant distribution expenses will be similarly denominated, mitigating fluctuations to some extent depending on their relative magnitude. Wallace & Gromit: Tale of the Were Rabbit, currently in production in the United Kingdom, is the only project currently being produced abroad, and we have therefore entered into a hedge agreement intended to reduce our exposure to changes in the British pound.

     Credit Risk. We are exposed to credit risk from DreamWorks Studios and third parties, including customers, counter parties and distribution partners. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons.

ITEM 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes In Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reportings.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     From time to time we are involved in legal proceedings arising in the ordinary course of our business, typically intellectual property litigation and infringement claims related to our feature films, which could cause us to incur significant expenses or prevent us from releasing a film. We also have been the subject of patent and copyright claims relating to technology and ideas that we may use or feature in connection with the production, marketing or exploitation of our feature films, which may affect our ability to continue to do so.

     In the opinion of management, there is no litigation pending against us, including the matters described above, that should have, individually or in the aggregate, a material adverse effect on our financial position or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the DreamWorks Animation fail to prevail in any of the legal matters pending against it or should several of the matters pending against it be resolved adversely within the same reporting period, the operating results of a particular reporting period could be material adversely affected.

ITEM 2. is not applicable and has been omitted.

ITEM 3. is not applicable and has been omitted.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     On September 9, 2004, DreamWorks L.L.C., as the sole shareholder of the Company, approved the change of the Company’s name from DreamWorks Animation, Inc. to DreamWorks Animation SKG, Inc.

ITEM 5. Other Information.

Procedures for Submitting Stockholder Proposals

     Proposals for Inclusion in the Proxy Statement. Pursuant to Rule 14a-8 under the Exchange Act, stockholders may present proper proposals for inclusion in the Company’s proxy statement and for consideration at the first annual meeting of its stockholders by submitting their proposals to the Company in a timely manner. In order to be included in the Company’s proxy statement for the 2005 annual meeting, stockholder proposals must be received by the Company no later than December 31, 2004, and must otherwise comply with the requirements of Rule 14a-8.

     Proposals not Included in the Proxy Statement. In addition, the Company’s bylaws establish an advance notice procedure with regard to certain matters, including stockholder proposals not included in the Company’s proxy statement, to be brought before an annual meeting of stockholders. In general, notice must be received by the Secretary of the Company not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting and must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters. For purposes of the 2005 annual meeting, the anniversary date has been set by our bylaws as May 15, 2005. Therefore, to be presented at the Company’s 2005 annual meeting, such a proposal must be received by Secretary of the Company on or after January 16, 2005, but no later than February 15, 2005.

If a stockholder who has notified the Company of his intention to present a proposal at an annual meeting does not appear or send a qualified representative to present his proposal at such meeting, the Company need not present the proposal for a vote at such meeting.

ITEM 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: December 10, 2004	By:	/s/ KRISTINA M. LESLIE

Name: Kristina M. Leslie
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.