Form 10-K
period 2004-12-31
DreamWorks Animation SKG, Inc.
filed 2005-03-28
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-32337

DREAMWORKS ANIMATION SKG, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0589190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Campanile Building 1000 Flower Street Glendale, California	91201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 695-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒.

As of June 30, 2004, there was no established public market for the registrant’s Class A common stock. The aggregate market value of Class A common stock held by non-affiliates as of December 31, 2004 was approximately $1,314,789,229, using the closing price per share of $37.51, as reported on the New York Stock Exchange as of such date. As of such date, non-affiliates held no shares of Class B common stock or Class C common stock. There is no active market for the Class B common stock or the Class C common stock.

As of March 1, 2005, there were 52,174,447 shares of Class A common stock, 50,842,414 shares of Class B common stock and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2005 annual meeting of stockholders.

DreamWorks Animation SKG, Inc.

Form 10-K

For the Year Ended December 31, 2004

PART I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, the terms “DreamWorks Animation,” the “Company,” “we,” “us” and “our” refer to DreamWorks Animation SKG, Inc., its predecessors in interest, and the subsidiaries and assets and liabilities contributed to it by DreamWorks L.L.C. (“DreamWorks Studios”) on October 27, 2004 (the “Separation Date”) in connection with our separation from DreamWorks Studios (“the Separation”), including Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images, LLC (“PDI LLC”). In connection with the Separation, we entered into a distribution agreement (the “Distribution Agreement”) with DreamWorks Studios pursuant to which DreamWorks Studios generally distributes all of our films.

Overview

DreamWorks Animation is principally devoted to developing and producing computer generated, or CG, animated feature films. With world-class creative talent, a strong and experienced management team and advanced CG filmmaking technology and techniques, we make high quality CG animated films meant for a broad movie-going audience. Based on our knowledge of the industry and the announced release schedules of our competitors, we believe we currently have more CG animated feature films in development and production than any other animation studio. We employ a core staff of artists, technology personnel and production staff who have been creating, developing and applying CG techniques for over 20 years.

We have theatrically released a total of nine animated feature films, four of which have been CG-only, and one direct-to-video title. Our four CG animated feature films have achieved domestic box office success, with Antz, Shark Tale, Shrek and Shrek 2 grossing approximately $90.2 million, $160.8 million, $267.7 million and $436.7 million, respectively, and as of December 31, 2004, collectively selling approximately 96.1 million home video units (totaling approximately $1,316.5 million in revenue) worldwide. Shrek 2 was the best selling home video title of 2004, selling 33.7 million home video units totaling approximately $554.8 million in revenue. In addition, Shrek 2 was the third highest grossing film of all time in the domestic box office, achieved the highest domestic box office gross of any animated film, had the most successful three-day opening weekend of any animated film and broke the single-day box office sales record for any film by grossing $44.8 million and was the most widely distributed film ever in the domestic theatrical market (playing in 4,223 theaters at its peak). Our five non-CG animated feature films, Sinbad: Legend of the Seven Seas, The Road to El Dorado, Spirit: Stallion of the Cimarron, The Prince of Egypt and Chicken Run have domestically grossed approximately $26.4 million, $50.9 million, $73.3 million, $101.3 million and $106.8 million, respectively, and as of December 31, 2004, have collectively sold approximately 46.8 million home video units worldwide (totaling approximately $563.9 million in revenue). The average domestic box office performance of our CG animated films has been significantly higher than that of our hand-drawn, two dimensional feature films. We do not have any hand-drawn, two dimensional films currently in production and do not intend to produce any such films.

We believe our experience, creative talent, scale of operations, technology and animation proficiency enable us to release two high quality CG animated feature films per year. We released both Shrek 2 and Shark Tale in 2004, and we are scheduled to release our next CG animated feature film, Madagascar, into the domestic theatrical market on May 27, 2005 and Wallace & Gromit: Curse of the Were Rabbit, a stop-motion animated film produced by Aardman Animations, on October 5, 2005. We are in various stages of pre-production and production on four additional feature films that we expect to release through 2007. In addition, we have a substantial number of projects in creative and story development that are expected to fill the release schedule in 2008 and beyond.

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in theaters and in markets such as home video, pay and free broadcast television and ancillary markets. In the years 2002, 2003 and 2004, our operating revenue was $434.3 million, $301.0 million and $1,078.2, respectively. Our net loss in 2002 and 2003 was $25.1 million and $187.2 million, respectively, and our net income in 2004 was $333.0 million. Except for the fourth quarter of 2004, these results do not reflect the effects of our arrangements with DreamWorks Studios under the Distribution Agreement.

We retain the exclusive copyright and other intellectual property rights to all of our films and characters, excluding Aardman Animations films and characters which we co-own with Aardman Animations (other than Wallace & Gromit: Curse of the Were Rabbit, for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets), and we have access to an established distribution and marketing network to fully exploit our films and characters in theatrical, home video, television and ancillary markets throughout the world. We have important strategic relationships with retailers, promotional partners and licensees around the world that significantly enhance both consumer awareness of our films and their revenue-producing potential. In addition to producing feature films for theatrical release, we intend to develop and produce CG animated films for the direct-to-video market.

Effective October 1, 2004, we entered into the Distribution Agreement with DreamWorks Studios, pursuant to which DreamWorks Studios is generally responsible for the distribution, marketing and servicing of all of our completed animated films, including our previously released films, and direct-to-video films. DreamWorks Studios currently distributes, and we expect will continue to distribute, our motion pictures in international theatrical markets through distribution agreements with Vivendi Universal Entertainment LLLP (“Universal Studios”), a subsidiary of Universal Studios, Inc., an industry leading distributor and fulfillment services provider, CJ Corporation and its affiliate CJ Entertainment (collectively, “CJ Entertainment”) (in Korea and the People’s Republic of China) and Kadokawa Entertainment Inc. (“Kadokawa Entertainment”) (in Japan). DreamWorks Studios has engaged Universal Studios to be our worldwide principal fulfillment services provider for our home videos, excluding only Korea and Japan, where CJ Entertainment and Kadokawa Entertainment, respectively, perform such functions. The Distribution Agreement covers the distribution of our films and pictures in all media and markets on a worldwide basis that are available for delivery through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010. In general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that cover our films and that we pre-approve (such as the Universal Agreements and DreamWorks Studios’ existing arrangements with CJ Entertainment and Kadokawa Entertainment). Even if we terminate our distribution relationship with DreamWorks Studios, our existing and future films generally will be subject to the terms of those pre-approved agreements. We retain the copyrights and other intellectual property related to our films and the right to directly exploit certain ancillary rights, such as commercial tie-ins and promotions, literary publishing, music publishing, soundtrack, radio, legitimate stage and merchandising rights. We believe our relationship with DreamWorks Studios provides us with many advantages, including the ability to create consumer awareness and demand for our films through

DreamWorks Studios’ seasoned theatrical marketing, distribution and home video teams. Please see “—How We Distribute, Promote and Market our Films—Distribution Agreement” for a more detailed description of the Distribution Agreement.

Company History

Prior to the Separation on October 27, 2004, we were a business division of DreamWorks Studios, the diversified entertainment company formed in October 1994 by Steven Spielberg, Jeffrey Katzenberg and David Geffen. We have grown from several hundred employees releasing a single animated film per year to our current status as a separate company with approximately 1,200 employees and the capacity to release two CG animated feature films annually.

As a division of DreamWorks Studios, we conducted our business primarily through DreamWorks Studios’ animation division, which included DreamWorks Animation L.L.C. and PDI. The Separation was completed in connection with our initial public offering by the direct transfer of certain of the assets and liabilities that comprise our business, as well as by the transfer, by way of merger or otherwise, of certain of DreamWorks Studios’ subsidiaries to us. As part of the Separation, we acquired all of the outstanding stock of PDI and PDI LLC. Prior to the Separation, PDI was an approximately 90% owned subsidiary of DreamWorks Studios and its sole asset was its 60% interest in PDI LLC, of which DreamWorks Studios owned the remaining 40%. PDI LLC was formed in 1997 as a joint venture between PDI and DreamWorks Studios for the principal purpose of developing and enhancing the production processes used in the creation of CG animated characters and films. As a result of our acquisition of PDI, current and former employees of PDI received approximately 276,924 shares of our Class A common stock.

On October 28, 2004, our Class A common stock began trading on the NYSE in connection with our initial public offering pursuant to which we sold 25,000,000 newly-issued shares and the selling stockholders sold an aggregate of 8,350,000 existing shares at a price of $28.00 per share. We realized net proceeds of $635.5 million from our initial public offering, net of underwriting discounts and commissions and offering expenses. We used approximately $325 million of the net proceeds to repay revolving credit debt we assumed from DreamWorks Studios in connection with the Separation, $30 million to repay a portion of DreamWorks Studios’ subordinated debt owned to HBO that we assumed, $101.4 million to repay revolving debt we incurred to purchase films subject to the DreamWorks Studios film securitization facility and $179.1 million for general corporate purposes, including for working capital.

We conduct our business primarily in two studios—in Glendale, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff is based, was custom built in 1997 for use as an animation studio. In 1997, we formed a joint venture with PDI to produce Antz, and in 2000 we acquired a controlling stake in PDI. Our animators hold numerous awards for their work in CG animation, most recently winning a Technical Achievement Award from the Academy of Motion Picture Arts and Sciences for our facial animation system. Both Shrek 2 and Shark Tale were nominated for Academy Awards® in 2004 for best animated feature film of the year.

Since 1998, we have theatrically released nine animated feature films, including both Shrek 2 and Shark Tale in 2004. In addition, we have released one animated direct-to-video film. Historically, we have produced both CG animated feature films as well as hand-drawn two dimensional animated feature films. While all of our films produced to date, except Chicken Run, contained CG images, only Antz, Shrek, Shrek 2 and Shark Tale were created solely using CG animation. The average domestic box office performance of those films has been significantly higher than that of our hand-drawn, two dimensional feature films. In 2001, due to the success of CG animated films, we decided to exit the hand-drawn, two dimensional animation business after the completion and release, in 2002 and 2003, of the two remaining hand-drawn features that were in production. Beginning with Shrek 2, all films in production and projects in development, other than certain films that we may finance, co-produce or distribute for Aardman Animations, are expected to be produced solely using CG images and techniques. Aardman Animations is the Academy Award® winning animation studio founded in 1972 by David Sproxton and Peter Lord, best known for its work in stop-motion animation. DreamWorks Studios and Aardman Animations collaborated in the past on Chicken Run, which was produced by Aardman Animations and distributed in certain territories, including the United States, by DreamWorks Studios. We have a commitment to distribute Wallace & Gromit: Curse of the Were Rabbit, another stop-motion animated film being produced by Aardman Animations.

In addition to our strategic shift to CG animated films, in 2001 we decided to focus on developing a unique identity for our films that seeks to appeal to a broad-based audience of families, teens and adults. Shrek, in particular, represented a breakthrough for this kind of movie. Shrek was nominated for two Academy Awards® and won the first ever Academy Award® for Best Animated Feature. In addition, it generated domestic box office receipts of approximately $267.7 million. Shrek’s domestic box office receipts surpassed the box office receipts of all other animated feature films released prior to it, excluding only The Lion King. In addition, Shrek has been very successful in the home video market, with approximately 31.0 million units sold as of December 31, 2004 (totaling approximately $409.2 million in revenue) domestically (approximately 15.3 million, or $220.8 million, of which were DVDs) and approximately 16.4 million units sold internationally (totaling approximately $196.3 million in revenue). Like Shrek, Shrek 2 has been critically acclaimed. It has also established several box office records, including achieving the highest domestic box office gross of any animated film at $436.7 million, and the highest single-day sales total of any film, with $44.8 million in domestic box office receipts. As of December 31, 2004, Shrek 2 sold a total of 33.7 million home video units worldwide (totaling approximately $554.8 million in revenue).

Our Strengths

We believe our competitive strengths are as follows:

•	Strong Management Team with a Successful Track Record. Our creative and production management team, led by Jeffrey Katzenberg, consists of some of the most experienced individuals in the CG animation industry, with an average of over 12 years of experience in the animation field and 18 years in the entertainment industry.

•	Creative and Experienced Talent. Our producers, directors and production executives, many of whom are signed to long-term contracts, are among the most experienced in the CG animation industry, having produced, directed or otherwise overseen highly successful animated feature films such as Shrek, Shrek 2, The Lion King, Toy Story, Beauty and the Beast and Aladdin. Our dedicated artists, technology personnel and production staff, numbering approximately 1,000 employees, are also among the most talented and creative in the industry.

•	Strong and Adaptable Technology Foundation. Our technology development staff has been responsible for many award-winning innovations that continue to advance the art of CG animated filmmaking and we continue to innovate in the application of new technologies to the production process, which has enabled us to produce progressively richer and more visually sophisticated imagery in our films.

•	Exclusive Ownership of Our Films and Characters. We exclusively own the copyright and other property rights to all of our films and characters, including the animated films released prior to the Separation, with the exception of certain films that we produce with Aardman Animations. Because of our exclusive ownership, we control the creative direction and the exploitation of our films and characters and retain the sole right during the applicable copyright period to create sequels and other derivative products such as direct-to-video films and consumer products.

•	Established Distribution and Promotion Infrastructure. We believe our relationship with DreamWorks Studios and its international distributors and fulfillment services partners creates proven distribution channels and marketing networks for our films. In addition, we and DreamWorks Studios have developed strong relationships with a host of prominent retailers and consumer products companies to help promote our films.

Our Strategy

We intend to maintain our position as one of the leading developers and producers of CG animated feature films. To accomplish this goal, we are pursuing the major strategies described below.

•	Focus on Maintaining Broad Audience Appeal for Our Films Through the Unique Identity of DreamWorks Animation. We believe that DreamWorks has developed a unique identity that the public associates with innovative and popular movies such as the Shrek films. We intend to build on DreamWorks’ brand recognition by continuing to make unique, high quality, CG animated films that have a sophisticated tone and visual style and appeal to a broad-based audience of families, teens and adults.

•	Use Our Existing Scale of Operations to Release Two CG Animated Feature Films Per Year. We intend to release two CG animated feature films per year (excluding 2005, in which we expect to release one CG animated film and one stop-motion animated film produced by Aardman Animations). Based on our knowledge of the industry and the announced release schedules of our competitors, we believe this exceeds the current production schedule of any other CG animation studio and allows us to leverage our infrastructure and spread overhead costs over a greater number of films than our current competitors.

•	Use Star Talent to Increase Popular Appeal. Our films feature the voice talent of some of the most celebrated actors in the entertainment industry. We believe that using their unique voices and talent enhances our films and helps bring our characters to life.

•	Take Advantage of Franchise Opportunities. We intend to take advantage of our ownership rights and the broad marketability of animated films to create franchises that can generate prequels, sequels and other derivative works and licensing opportunities in several different markets, including theme park attractions, stage plays, interactive games and, in particular, direct-to-video films.

•	Continue Developing Superior CG Animation Skills. We have built a user-friendly production environment that allows our artists and animators to exploit fully the complex technologies used in CG animated filmmaking and have invested significant resources in the proper training and support of our creative staff. We intend to continue to invest in our technology and personnel to ensure that, from an artistic and technical perspective, our films remain state-of-the-art in CG animated filmmaking.

•	Maximize the Success of Our Films Through Promotional Partnerships. We believe that the strong relationships that we have developed with well-known retailers and consumer products companies throughout the world will help us promote our films in many valuable ways. We intend to continue developing new relationships with prominent companies and to continue utilizing existing relationships to ensure maximum consumer awareness for our films.

Our Challenges

We face a number of risks associated with our business and industry and must overcome a variety of challenges in implementing our operating strategy in order to be successful. For example:

•	The motion picture industry is highly competitive and any particular film’s success is primarily dependent on its popular acceptance. Whether a film will be successful is extremely difficult to predict, yet each film requires a substantial capital investment before it generates any receipts. To be successful, we must produce films that generate significant receipts to offset production and overhead costs, while also providing for a return on the investment. Because this success is predicated on popular acceptance, it cannot be predicted with certainty.

•	Unlike the major U.S. studios, which release an average of approximately 29 movies per year, we expect to release two CG animated films per year for the foreseeable future (excluding 2005, in which we expect to release one CG animated film and one stop-motion animated film produced by Aardman Animations). The commercial failure of any one of them could have a material adverse effect on our business.

•	Unlike the major studios, we are not part of large diversified corporate groups whose other operations can make up for volatility in their results. We principally operate in one business, the production of CG animated feature films, and our lack of a diversified business could adversely affect us.

•	We are dependent on DreamWorks Studios for the distribution and promotion of our feature films and direct-to-video films. If DreamWorks Studios were to experience financial difficulty, file for bankruptcy or otherwise cease operations, our business could be materially adversely affected.

•	We have only recently operated as an independent company, and we do business in a relatively new industry, each of which makes it more difficult to predict whether our business model will be successful.

For further discussion of these and other risks that we face, see “—Risk Factors.”

Our Films

Films in Production

We are currently producing five animated feature films and have committed to acquire distribution rights to one stop-motion animated film being produced by Aardman Animations. In addition, we have a substantial number of projects in development that are expected to fill our release schedule in 2007 and beyond. The table below lists all of our films in various stages of pre-production and production that are expected to be released through 2007.

Title	Expected Release Date*	Voice Talent*
Madagascar	May 27, 2005	Ben Stiller, Chris Rock, Jada Pinkett-Smith, David Schwimmer
Wallace & Gromit: Curse of the Were Rabbit (stop-motion)	October 7, 2005	Ralph Fiennes, Helena Bonham Carter, Peter Sallis
Over the Hedge	May 19, 2006	Bruce Willis, Garry Shandling
Flushed Away	Fall, 2006	Hugh Jackman, Ian McKellen, Kate Winslet
Shrek 3	May, 2007	Mike Myers, Cameron Diaz, Eddie Murphy, Antonio Banderas
Bees	Fall, 2007	Jerry Seinfeld

*	Release dates and voice talent are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed and planned voice talent can change.

Madagascar.    A comic adventure about four New York City Central Park Zoo animals who find themselves unexpectedly shipwrecked on the exotic island of Madagascar. Best of friends in the civilized world, these die-hard native New Yorkers must try to survive in the wild and discover the true meaning of the phrase, “it’s a jungle out there.” Madagascar features the voices of Ben Stiller, Chris Rock, Jada Pinkett-Smith and David Schwimmer. As of March 2005, Madagascar was in post production.

Wallace & Gromit: Curse of the Were Rabbit.    Produced with Aardman Animations in Bristol, England (makers of Chicken Run), Wallace & Gromit: Curse of the Were Rabbit is the first feature film about the characters of the Academy Award-winning film shorts of the same name. Wallace & Gromit: Curse of the Were Rabbit is being produced in stop-motion animation, the style for which Aardman and its award-winning director, Nick Park, are well recognized. As of March 2005, Wallace & Gromit: Curse of the Were Rabbit was three quarters through its shooting schedule with nearly all of the film’s final voices recorded.

Over the Hedge.    Based on the popular comic strip seen in over 200 newspapers, Over the Hedge tells the story of a mischievous raccoon named R.J. (voiced by Bruce Willis) and a timid turtle named Verne (voiced by Garry Shandling). When R.J., Verne and their woodland friends find a suburban housing development encroaching on their forest home, Verne’s first instinct is to head for the hills. But the opportunistic R.J. sees a treasure trove to be had from his unsuspecting new neighbors. Together, Verne and R.J. form an unlikely friendship as they observe and exploit this strange new world called suburbia. As March 2005, one third of Over the Hedge was in production, with three quarters of the film’s final voices recorded.

Flushed Away.    Flushed Away marks the third collaboration between us and Aardman Animations. Sophisticated socialite rat, Roderick St. James, lives a charmed life in a posh Kensington flat. Accidentally flushed down his own loo, Roddy winds up in the sewer and strikes a deal with a street-smart rat named Rita to take him home. As they voyage through the sewer, a thriving underground “Ratropolis” full of both great charm and peril, sparks fly between our rats from opposite worlds. But when Roddy realizes this secret city is facing disaster, he is forced to choose between the life of privilege “up top” and Rita and the citizens of Ratropolis. As of March 2005, one third of Flushed Away was in production with three quarters of the film’s final voices recorded.

Shrek 3.    Shrek 2, the #1 comedy film of all time, based on domestic box office receipts, continues with Shrek 3. Mike Myers, Eddie Murphy, Cameron Diaz, Antonio Banderas, and the behind-the-scenes talent of Shrek 2 return for this new adventure. As of March 2005, Shrek 3 was in pre-production, with production set to commence in mid-2005.

Bees.    Bees, a comedy featuring the voice of Jerry Seinfeld, is scheduled for release in the fall of 2007.

Released Films

To date, we have theatrically released nine animated feature films and one direct-to-video film. Each of these films continues to generate first-cycle revenue. The table below lists our animated films produced and released to date and the domestic box office receipts and worldwide home video units and revenue by film. Domestic box office receipts represent the amounts collected by theatrical exhibitors for exhibition of films and do not represent measures of revenue. Worldwide home video revenue represents gross revenue generated by our films as of December 31, 2004.

Title	Domestic Release Date	Domestic Box Office Receipts(1)	Worldwide Home Video Units Sold		Worldwide Home Video Revenue
			(As of 12/31/04)		(As of 12/31/04)
	(In millions)
CG Animated
Shrek 2	May 19, 2004	$436.7	33.7		$554.8
Shrek	May 18, 2001	267.7	47.4		605.5
Shark Tale	Oct. 1, 2004	160.8	—	(2)	—	(2)
Antz	Oct. 2, 1998	90.6	15.1		156.2
Primarily Hand-Drawn and Other
Chicken Run (stop-motion)(3)	June 21, 2000	106.8	9.4		108.2
The Prince of Egypt	Dec. 18, 1998	101.3	13.8		178.0
Spirit: Stallion of the Cimarron	May 24, 2002	73.3	12.2		154.9
The Road to El Dorado	Mar. 31, 2000	50.9	6.6		67.2
Sinbad: Legend of the Seven Seas	July 06, 2003	26.4	4.8		55.7
Joseph: King of Dreams (direct-to-video)	Nov. 7, 2000	N/A	2.8		27.2

(1)	Source: Variety. In the past, our distributors’ percentage of box office receipts has generally ranged from an effective rate of over 50% to 35% depending on the financial success of the motion picture and the number of weeks that it plays at the box office. Under the Distribution Agreement, the portion of domestic box office receipts that we recognize as revenue for a film is reduced by the distribution and marketing costs and 8% distribution fee with respect to that film that DreamWorks Studios recoups.
(2)	Shark Tale’s home video unit sales are not included in this table, as it was released in the home video market on February 8, 2005.
(3)	Produced by Aardman Animations and co-financed and distributed by us in certain territories.

In addition to the films above, in 2004 we developed and produced a CG animated television series for NBC called Father of the Pride. Father of the Pride is no longer airing, and we do not expect to produce a second season.

How We Distribute, Promote and Market our Films

Distribution and Marketing

In general, we have distributed and marketed our films in all media through our parent, DreamWorks Studios and its sub-distributors and fulfillment services providers in a manner that we believe has been consistent with general industry practice. Effective October 1, 2004, our distribution relationship has been governed by the Distribution Agreement we entered into with DreamWorks Studios. Pursuant to the Distribution Agreement, we granted to DreamWorks Studios the exclusive worldwide right to distribute all of our animated feature films and direct-to-video pictures completed and available for release through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010. In general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approve (such as DreamWorks Studios’ existing arrangements with Universal Studios, CJ Entertainment and Kadokawa Entertainment). In addition, even if we terminate our distribution relationship with DreamWorks Studios, our existing and future films generally will still be subject to the terms of those pre-approved agreements. The Distribution Agreement also grants DreamWorks Studios identical rights with respect to all animated feature films and direct-to-video pictures that we have previously released.

The Distribution Agreement provides that DreamWorks Studios is responsible for advertising, publicizing, promoting, distributing and exploiting our animated feature films and direct-to-video pictures in a manner consistent with the customary and reasonable business practices of the motion picture industry and DreamWorks Studios’ prevailing and commercially reasonable practices. Specifically, the distribution, promotional and marketing services that DreamWorks Studios provides with respect to our theatrically released animated feature films are required to be substantially comparable to the distribution, promotional and marketing services provided by DreamWorks Studios in connection with the initial theatrical and home video release of our four most recent films.

The cost to market and distribute feature films can be significant. In general, the cost to market and distribute a film for its worldwide theatrical release can range from $125 to $175 million. Additionally, the costs to market, distribute and duplicate a film for worldwide release in the home video market can be substantial and will vary depending on the number of units sold and the success of the films in the theatres.

Distribution Agreement

The following is a summary of the Distribution Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors in our common stock are encouraged to read the Distribution Agreement.

Term of Agreement and Exclusivity.    Effective October 1, 2004, we entered into a Distribution Agreement with DreamWorks Studios, whereby we granted to DreamWorks Studios the exclusive worldwide right to distribute all of our animated feature films, including our previously released films, and direct-to-video films completed and available for release through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010, unless, in either case, terminated earlier as described below. In general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approve (such as DreamWorks Studios’ existing arrangements with Universal Studios, CJ Entertainment and Kadokawa Entertainment as described below). In addition, even if we terminate our distribution relationship with DreamWorks Studios, our existing and future films generally will still be subject to the terms of those pre-approved agreements, as well as the agreements with Universal Studios described below. The Distribution Agreement also grants DreamWorks Studios identical rights with respect to all animated feature films and direct-to-video films we have previously released.

Distribution of our films generally includes (1) domestic and international theatrical exhibition, (2) domestic and international home video exhibition, (3) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (4) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions and (5) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing. We retain all other rights to exploit our films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Once it has acquired the license to distribute one of our animated films or direct-to-video films, DreamWorks Studios generally has the right to exploit the animated film or direct-to-video film in the manner described above for 16 years from its initial general theatrical release, or 10 years from initial release, with respect to direct-to-video films.

Distribution Services.    DreamWorks Studios is directly responsible for the initial U.S. theatrical release of all of our qualified animated films, but may engage one or more sub-distributors and service providers for all other markets, subject to our prior written approval with respect to entities not currently so engaged by DreamWorks Studios. DreamWorks Studios has entered into an international theatrical distribution agreement (the “Universal Distribution Agreement”) with Universal Studios (described below) that provides that Universal Studio’s affiliate will distribute and market DreamWorks Studios’ films (including ours) in international theatrical markets excluding Japan, Korea and the People’s Republic of China. In Japan, DreamWorks Studios has contracted with Kadokawa Entertainment to provide such services and in Korea and the People’s Republic of China, DreamWorks Studios has contracted with CJ Entertainment. For worldwide home video fulfillment services (excluding Japan and Korea), DreamWorks Studios has entered into a worldwide home video fulfillment services agreement (the “Universal Home Video Agreement” and, together with the Universal Distribution Agreement, the “Universal Agreements”) with Universal Studios (described below) to provide marketing, distribution and other fulfillment services. Such services are provided in Japan by Kadokawa Entertainment and in Korea by CJ Entertainment. DreamWorks Studios has also entered into output agreements with many of the major pay and broadcast television providers throughout the world. In the past, as a division of DreamWorks Studios, our films were generally covered by these license and output agreements. We expect that under the Distribution Agreement we will continue to benefit from DreamWorks Studios’ existing agreements and relationships.

The agreement provides that DreamWorks Studios will advertise, publicize, promote, distribute and exploit our animated feature films and direct-to-video films in a manner consistent with DreamWorks Studios’ past practices used to service our previously released films and its prevailing and commercially reasonable practices with respect to its films under similar circumstances to the extent and as long as applicable and if a higher standard. Specifically, the distribution, promotional and marketing services DreamWorks Studios provides with respect to our theatrically released animated feature films must be substantially comparable on an overall basis in quality, level, priority and quantity to the provision of such services by DreamWorks Studios in connection with the initial theatrical and home video release of our four most recent films. DreamWorks Studios’ obligations to provide these services in the international theatrical markets serviced by Universal Studios and in the home video market serviced by Universal Studios are subject to the standards set forth in the Universal Agreements.

Additional Pictures.    To the extent we produce or acquire an animated feature film or hybrid animated/live action film that does not meet the criteria set forth in the Distribution Agreement, we will submit that additional film to DreamWorks Studios for possible license pursuant to the Distribution Agreement. DreamWorks Studios will prepare an estimate of the prints and advertising expenses for such film and, if we agree with such estimate, DreamWorks Studios may license the film pursuant to the Distribution Agreement. If we disagree with the estimate, subject to certain exceptions, we can license the film to another distributor if they offer us more favorable terms unless we are required to license the film to Universal Studios pursuant to the terms of the Universal Distribution Agreement.

Distribution Approvals and Controls.    Under the agreement, subject to the applicable terms and conditions of the Universal Agreements (with respect to the services Universal Studios provides), DreamWorks Studios is required to consult and submit to us a detailed plan and budget regarding the theatrical and home video marketing, release and distribution of each of our films. We have certain approval rights over these plans and are entitled, subject to certain limitations, to determine the initial domestic theatrical release dates for two films per year and, subject to the applicable terms and conditions of the Universal Agreements (with respect to the services Universal Studios provides), to approve the release date in the top 15 major international territories. Generally, DreamWorks Studios is not permitted to theatrically release any film with an MPAA rating of PG or less within the period beginning one week prior to, and ending one week following, the initial domestic and top 15 major international territories theatrical release dates of one of our films. Similar restrictions apply with respect to the home video distribution of DreamWorks Studios’ and our films.

Expenses and Fees.    The Distribution Agreement provides that we are solely responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. DreamWorks Studios is responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, advertising, marketing, publicizing and promotion of each film (collectively, “Distribution Expenses”), including:

•	marketing materials such as theatrical and home video trailers and television spots;

•	advertising space in any print or electronic media;

•	film festivals, premieres, advance screenings and other special events promoting the films, and all associated expenses such as travel and accommodation expenses for talent and DreamWorks Studios’ employees and subject to our approval, such expenses of any territory managers and marketing managers of subdistributors pursuant to approved subdistribution agreements;

•	home video cassettes, DVDs, CD-ROMs and other such home video devices and prints, including for creation, manufacture, editing, dubbing, subtitling, rescoring, delivery and use of the foregoing or any other existing or future means of exploitation and including freight, shipping, transportation and storage costs;

•	checking and collecting gross receipts;

•	trade dues and assessments by trade organizations;

•	taxes and government fees;

•	remittance and conversion of gross receipts;

•	license fees, duties, other fees or any other amounts paid to permit use of our feature films;

•	a proportionate share of errors and omissions insurance;

•	transaction fees imposed on credit card charges purchasing admission to view our animated films;

•	the distribution of our animated films incurred at our direction, including an incremental costs to provide, at our request, distribution services or information not available in DreamWorks Studios’ normal course of business;

•	home video distribution expenses;

•	the prosecution, defense or settlement of any action directly relating to DreamWorks Studios’ exhibition or use of our animated films (or any element thereof), including interest and penalties; and

•	anti-piracy and security measures specific or incremental to our animated feature films.

We and DreamWorks Studios mutually agree on the amount of Distribution Expenses to be incurred with respect to the initial theatrical and home video release of each film in the domestic territory and in the 15 major international territories, including all print and advertising costs and media buys. Unless we and DreamWorks

Studios otherwise agree, the aggregate amount of Distribution Expenses to be incurred is equal to or greater than 80% of the average amount of Distribution Expenses incurred by DreamWorks Studios to release our four most recent films, subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Distribution Expenses, we may cause DreamWorks Studios to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing DreamWorks Studios for those additional expenditures within five business days of receiving an invoice from DreamWorks Studios.

DreamWorks Studios is entitled to (i) retain a fee of 8.0% of revenue (without deduction for distribution and marketing costs and third-party distribution and fulfillment services fees and sales agent fees) and (ii) recoup all of its distribution and marketing costs prior to our recognizing any revenue. If a feature film or a direct-to-video film does not generate revenue, net of the 8.0% distribution fee, sufficient for DreamWorks Studios to recoup its Distribution Expenses, DreamWorks Studios is not entitled to recoup those costs from proceeds of our other feature films or direct-to-video films.

Since the Distribution Agreement became effective on October 1, 2004, DreamWorks Studios has retained an aggregate 8.0% distribution fee of $81.2 million through February 28, 2005.

Creative Control.    We retain the exclusive right to make all decisions and initiate any action with respect to the development, production and acquisition of each of our films, including the right to abandon the development or production of a film, the right to exercise final cut and the right to delegate final cut to the director of any of our films. In order for DreamWorks Studios to be required to distribute our animated films under the Distribution Agreement, our animated films must, among other requirements, (i) be filmed in color and in the English language, (ii) be at least 75 minutes long, (iii) be an animated film or hybrid animated/live-action film, (iv) obtain a rating by the MPAA no more restrictive than PG-13, (v) be an animated feature film or hybrid animated/live action film possessing comparable production values and animation quality on an overall basis in comparison to animated feature films our hybrid animated/live action films released by DreamWorks Studios prior to the effectiveness of the Distribution Agreement, (vi) have certain available distribution rights owned by us and (vii) not have been refused by Universal Studios fulfillment services in connection with its video distribution in the domestic territory or distribution services in a substantial portion of the international territory pursuant to the terms of the Universal Agreements (described below).

Assignment.    DreamWorks Studios (i) may assign its rights and obligations under the Distribution Agreement to any of its affiliates that it controls, (ii) if DreamWorks Studios ceases to operate its domestic theatrical distribution business, DreamWorks Studios may assign or sub-license its domestic theatrical rights with respect to our films to Universal Studios under the same terms and conditions as set forth in the Distribution Agreement (in which case Universal Studios would continue to enjoy its rights and obligations, with respect to our films, that it currently enjoys under its sub-distribution and fulfillment servicing agreement with DreamWorks Studios) and (iii) DreamWorks Studios may assign to any entity that acquires substantially all of DreamWorks Studios’ motion picture business—whether by acquisition, merger or otherwise.

Security Interest.    We and DreamWorks Studios have granted mutual security interests in connection with rights under the Distribution Agreement. We have granted DreamWorks Studios a security interest in our rights under the Distribution Agreement and to the distribution rights in and to each of our films licensed under the Distribution Agreement and the related assets, including marketing materials and the underlying literary and music materials, in order to secure the performance of our obligations and DreamWorks Studios’ rights under the Distribution Agreement. DreamWorks Studios has granted us a security interest in its distribution rights to each of our films licensed under the Distribution Agreement and its rights to, among other assets, (i) the gross revenues, (ii) distribution fees, (iii) distribution expenses and (iv) the marketing materials from our films. We each expect to enter into interparty agreements with secured lenders under our respective revolving credit agreements as well.

Termination.    Upon the occurrence of certain events of default, which include the failure of either party to make a payment and the continuance thereof for five business days, material uncured breach of the agreement and certain bankruptcy-related events, the non-breaching party may terminate the agreement. If we fail to deliver to DreamWorks Studios three films per each five-year period, if applicable, of the Distribution Agreement (e.g., three films within the first five years, six films within the first ten years), then DreamWorks Studios has the right to terminate the agreement. In addition, if DreamWorks Studios (i) is in breach or default under any sub-distribution or third-party service agreements that have been approved by us; and such breach or default has or will have a material adverse effect on the distribution rights granted under the Distribution Agreement, (ii) ceases to employ David Geffen and Steven Spielberg or they cease to be meaningfully involved in the management of DreamWorks Studios’ distribution business, or (iii) undergoes a change of control, including a sale of all or substantially all of its assets or its motion picture division, then we may terminate the agreement. If we terminate the agreement, we generally can require DreamWorks Studios to stop distributing our films in the various territories and markets in which DreamWorks Studios directly distributes our films or we can terminate the remaining term of the Distribution Agreement, but require DreamWorks Studios to continue distributing our films that it is currently distributing or are ready for release pursuant to the Distribution Agreement, subject, in each case, to the terms of any output or other agreements to which the films are then subject (provided that DreamWorks Studios continues to pay us all amounts required to be paid to us and to perform its other obligations pursuant to the Distribution Agreement) or permit DreamWorks Studios to continue distribution in territories and markets that we choose. Unless otherwise agreed, termination of the Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. Subject to the preceding sentence, in the event (i) DreamWorks Studios’ agreement with Universal Studios expires or is terminated by either party or (ii) DreamWorks Studios ceases to be engaged in the domestic theatrical distribution business and domestic theatrical exhibition rights are not assigned or sublicensed to Universal Studios in accordance with the terms of the Distribution Agreement, then either we or DreamWorks Studios may terminate the Distribution Agreement.

DreamWorks Studios’ Agreements with Universal Studios

The Universal Distribution Agreement covers the international theatrical distribution of all films (whether live action, animated, or a combination of both) that DreamWorks Studios theatrically releases in the domestic territory, as well as the worldwide home video fulfillment services of those films (excluding in each case the territories serviced by CJ Entertainment and Kadokawa). We have agreed with Universal Studios and DreamWorks Studios that the terms of the Universal Distribution Agreement shall apply to our films in the international theatrical markets where Universal Studios currently has the right to distribute DreamWorks Studios’ films and that the terms of the Universal Home Video Agreement shall apply in the worldwide markets where Universal Studios currently has the right to provide fulfillment services with respect to home videos.

International Theatrical Distribution

Term of Agreement and Exclusivity.    Pursuant to the Universal Distribution Agreement, DreamWorks Studios has granted to Universal Studios the exclusive right to initially theatrically distribute in the international territory (currently excluding Korea, the People’s Republic of China and Japan) all of the films DreamWorks Studios (including our films) initially theatrically distributes in the domestic territory. The agreement covers films domestically released by DreamWorks Studios through December 31, 2010, although Universal Studios has the right to extend the term of the agreement for up to two years under certain conditions. Notwithstanding expiration of the Universal Distribution Agreement, Universal Studios’ right to the exclusive initial international theatrical distribution of each of DreamWorks Studios’ distributed films extends for one year after DreamWorks Studios initially theatrically distributes that film in the domestic territory during the term of the Universal Distribution Agreement.

Distribution Services.    Universal Studios has agreed to provide marketing and distribution services in the international theatrical market for DreamWorks Studios’ films in a manner substantially equivalent in quantity, level and priorities to the services provided by Universal Studios with respect to theatrical distribution of Universal Studios’ motion pictures. Universal Studios has agreed to provide such services through United International Pictures, B.V. (“UIP”) which is co-owned by an affiliate of Universal Studios and an affiliate of Paramount Pictures. Services provided by UIP are required to be substantially equivalent in quality, level and priorities to the services provided by UIP to Universal Studios and Paramount Pictures for comparable pictures.

Distribution Approvals and Controls.    DreamWorks Studios has the right to exercise complete and final control in its absolute discretion over all aspects of the distribution, marketing and advertising of its films in the international theatrical market. Universal Studios may engage subdistributors, subject to DreamWorks Studios’ right of approval, which it must not unreasonably withhold. Universal Studios cannot, however, engage a subdistributor except in territories where UIP does not distribute any other films.

Expenses and Fees.    Universal Studios is entitled to retain a portion of the revenue it receives from theaters and subdistributors for DreamWorks Studios’ films it theatrically releases in the international market as a distribution fee. In addition, Universal Studios is entitled to recoup distribution expenses it incurs in distributing DreamWorks Studios’ films out of such revenue. Amounts payable to DreamWorks Studios and distribution expenses incurred by Universal Studios with respect to DreamWorks Studios’ films are aggregated on a monthly basis, and to the extent Universal Studios has incurred distribution expenses that exceed its revenue from DreamWorks Studios’ films it distributes, DreamWorks Studios must pay the difference to Universal Studios within five business days.

Retained Rights.    Universal Studios’ rights under the agreement extend solely to international theatrical distribution rights, the home video fulfillment services described below and limited non-theatrical international distribution rights (such as the right to exhibit films in hotels or motels); DreamWorks Studios retains the right to exploit all other rights to the films it theatrically releases, including domestic and international free and pay TV, home video and DVD sales. As described below, DreamWorks Studios has engaged Universal Studios as the home video fulfillment service provider for its films.

Assignment.    The Universal Distribution Agreement is non-assignable by either DreamWorks Studios or Universal Studios except to an affiliate or with the other party’s prior written consent.

Termination.    Either party may terminate the agreement upon certain events of default. In addition, DreamWorks Studios has the right to terminate the Universal Distribution Agreement if UIP ceases to distribute Universal Pictures’ and/or Paramount Pictures’ films or UIP’s ownership changes (in either event, a “UIP Restructure”).

Home Video Fulfillment Services

Term of Agreement and Exclusivity.    Under the Universal Home Video Agreement, Universal Studios has the exclusive worldwide right and obligation to render fulfillment services for every picture released by DreamWorks Studios into the home video market (including videocassettes, DVDs, video CDs and laserdiscs). The Universal Home Video Agreement covers home video releases by DreamWorks Studios (including our films) through December 31, 2010, although Universal Studios has the right to extend the term of the agreement for up to two years under certain conditions.

Fulfillment Services.    Under the agreement, Universal Studios is responsible for preparing marketing and distribution plans with respect to DreamWorks Studios’ home video releases, as well as arranging necessary third party services, preparing artwork, making media buys for product marketing, maintaining secure physical inventory sites and arranging shipping of the released picture. The fulfillment services Universal Studios provides must be in the aggregate substantially equivalent in quantity, level and priorities to the fulfillment services accorded by Universal Studios with respect to its own home video releases.

Approvals and Controls.    DreamWorks Studios exercises total dominion and control over the distribution of its home video releases. DreamWorks Studios has sole discretion over which pictures, if any, it releases into the home video market. Except in limited circumstances, Universal Studios cannot refuse to provide fulfillment services with respect to DreamWorks Studios’ home video releases.

Expenses and Fees.    In return for Universal Studios’ fulfillment services, DreamWorks Studios pays it a percentage of the total home video receipts DreamWorks Studios receives. This fee arrangement must be no less favorable to DreamWorks Studios than that of any of Universal Studios fulfillment services arrangements with third parties. DreamWorks Studios pays all expenses relating to home video distribution.

Assignment.    The Universal Home Video Agreement is non-assignable by either DreamWorks Studios or Universal Studios except to an affiliate or with the other party’s prior written consent.

Termination.    Either party may terminate the agreement upon certain events of default. In the event DreamWorks Studios can terminate the Universal Distribution Agreement due to a UIP Restructure, the Universal Home Video Agreement may also be terminated by DreamWorks Studios, but only in the international territory.

Theatrical Distribution

DreamWorks Studios directly distributes and markets our films in the domestic theatrical market. Outside of this market, DreamWorks Studios distributes and markets our films through the Universal Distribution Agreement and its distribution and fulfillment services agreements with CJ Entertainment and its distribution and licensing agreements with Kadokawa Entertainment. Outside of Japan, Korea, the People’s Republic of China, and the domestic market, Universal Studios theatrically distributes and markets our films through United International Pictures B.V., a joint venture with Paramount Pictures. United International Pictures B.V. is one of the leading international film distributors in the world and operates in approximately fifty countries. In Korea and the People’s Republic of China, CJ Entertainment provides theatrical distribution services, and in Japan, Kadokawa Entertainment provides such services.

DreamWorks Studios has a domestic distribution group that distributes our films through theaters and theater circuits and through non-theatrical venues, such as hotels, airlines, cruise ships and other common carriers and military installations. All of our films are intended to be distributed as wide releases on more than 1,500 screens. DreamWorks Studios’ distribution group selects exhibitors for our films based on the quality of the facility, the box office success of animated films in that theater and geographic area, the terms of the exhibition agreement, the length of the run to which the exhibitor is willing to commit and all other relevant information available to them.

DreamWorks Studios uses sophisticated technology that provides the informational background for the decision-making process involved in the distribution of our film products. In the United States and Canada, the information system links DreamWorks Studios’ distribution offices with each other and with exhibitors, print laboratories, film shippers, advertising agencies and publicists. This seamless book-to-billing system allows DreamWorks Studios to set shipment dates for print ads and trailers to theaters, send billing statements to exhibitors and track performance, all electronically.

The system currently maintains four years of historical industry film performance data, which is used in an on-line environment that tracks theater-by-theater performance histories for DreamWorks Studios’ distributed films. This system assists DreamWorks Studios and us in determining the most profitable venues for our films and helps determine optimal release dates. In addition, the system provides weekly receipts information so that DreamWorks Studios can accurately track gross receipts at theaters and the proceeds it is due.

DreamWorks Studios is directly responsible for all billing and collection of gross rentals from theater operators for the domestic markets. Each week, DreamWorks Studios receives a billing statement from each theater indicating the level of box office receipts. The billing is followed by a written confirmation of receipts, at which time DreamWorks Studios prepares a bill to the theater owner. DreamWorks Studios estimates that at least 80% of the box office data required to generate theater billings is received through a centralized collection information agency that is linked directly to DreamWorks Studios’ book-to-billing system. The remainder is generated through direct inquiry on a circuit-by-circuit or theater-by-theater basis.

Home Video Distribution

DreamWorks Studios has entered into the Universal Home Video Agreement with Universal Studios to service the worldwide distribution of our DVDs and videocassettes for home video, other than in Japan and Korea. The services of Universal Studios are comprehensive and include all manufacturing and packaging, marketing, distribution, billing and collection. See “—DreamWorks Studios’ Agreements with Universal Studios.” In Japan and Korea, DreamWorks Studios has entered into agreements with Kadokawa Entertainment and CJ Entertainment, respectively, to provide similar services. DreamWorks Studios’ home video division maintains a small core of executives to oversee distribution, marketing and operations. These agreements pertain to both home video rental and the sell-through markets, both domestically and internationally.

In addition, we and DreamWorks Studios enjoy a strong relationship with some of the world’s largest retailers. We work with these key retailers to develop custom marketing programs to support the launch of our home video titles. Our relationship with these stores have resulted in broad promotion of our home videos and ancillary consumer products in stores throughout the world.

Since 1996, DreamWorks Studios has released over 70 films into the worldwide home video market and has had a successful track record in “event” marketing of such films as Shrek, which ranks as one of the top-selling home videos of all time, with approximately 47.4 million home video units sold worldwide. DreamWorks Studios has achieved this success through the creative marketing efforts of its seasoned executive team, which pioneered the sell-through business prior to joining DreamWorks Studios, and by cultivating close relationships with retailers around the world. DreamWorks Studios’ home video division has received numerous awards for creativity and marketing from consumer and industry organizations including the Cannes DVD Festival, Parent’s Choice, DVD Entertainment Awards and the VSDA Home Entertainment Awards.

Television Distribution

DreamWorks Studios distributes our films in worldwide television markets, including pay television, by licensing our films pursuant to output agreements and individual and package film agreements, which generally provide that the exhibitor pays a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. DreamWorks Studios has entered into license agreements for domestic pay television, domestic free television and domestic basic cable with respect to our films. Worldwide, DreamWorks Studios has output agreements in place with many of the largest pay and free television distributors around the world. In the past, as a division of DreamWorks Studios, our films were generally covered by these license and output agreements. Under the Distribution Agreement we continue to benefit from DreamWorks Studios’ existing agreements and relationships.

Consumer Products

We have directly entered into strategic licensing arrangements with a number of well-known consumer products companies that generate royalty-based licensing fees. In general, pursuant to these agreements we provide a license to use our characters and film elements in connection with merchandise in exchange for a percentage of net sales of those products. We have entered into agreements with companies such as Activision, Hasbro, Scholastic and Hallmark. Activision is our interactive partner for a number of our movies, including

Shrek 2, Shark Tale, Madagascar and Over the Hedge, and is creating several video games for a variety of interactive platforms. Hasbro, our master toy licensee for Shrek 2, Shark Tale and Madagascar, is manufacturing and selling toys, puzzles and games such as Shrek Monopoly Jr. and Shrek Operation, each of which are based on classic board games. Scholastic is our worldwide English language (and to a limited extent, Spanish language) publishing partner for several films, beginning with Shrek 2. Scholastic, one of the only brand names in children’s publishing, is our primary publishing partner for storybooks and color/activity books produced 19 books based on Shrek 2. Hallmark is creating party goods and greeting cards for Madagascar.

Promotional Partnerships

The success of our films greatly depends not only on their quality, but also on the degree of consumer awareness that we are able to generate for their theatrical and home video releases. In order to maximize consumer awareness, together with DreamWorks Studios, we have developed promotional partnerships with a host of well known companies. For example, for Shrek 2, we had promotional partnerships with Burger King, Baskin Robbins, General Mills, M&M Mars, Pepsi, Frito-Lay, Hewlett Packard, Dial and The United States Post Office. Likewise, to promote Shark Tale, we partnered with Burger King, General Mills, Coca-Cola, Hewlett-Packard and Krispy Kreme Doughnuts. For Madagascar, we have promotional partnerships with Hewlett-Packard, General Mills, Denny’s, Payless ShoeSource and Krispy Kreme.

We have similar relationships with brand leaders in the international marketplace, such as Proctor & Gamble, Nestle, Kellogg’s, Ferrero (Europe), Barilla (Italy), Quik (France) and Red Rooster (Australia). Our promotional partnerships are either multi-picture or picture-by-picture arrangements. In general, these arrangements provide that we license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we generally receive promotional fees in addition to substantial marketing benefits from cross-promotional opportunities, such as inclusion of our characters and movie images in television commercials, print media and on promotional packaging. We believe these relationships are mutually valuable. We benefit because of the substantial consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in ways they otherwise might not be able.

How We Develop and Produce our Films

The CG Animated Filmmaking Process

The filmmaking process starts with an idea. Inspiration for a film comes from many sources—from our in-house staff, from freelance writers and from existing literary works. Successful ideas are generally written up as a treatment (or story description) and then proceed to a screenplay, followed by the storyboarding process and then finally into the production process. After the majority of the development phase is complete, the entire production process, from storyboarding to filming out the final image, can take approximately three to four years.

We employ small collaborative teams that are responsible for preparing storylines and ideas for the initial stages of development. These teams, through a system of creative development controls, are responsible for ensuring that ideas follow the best creative path within a desired budget and schedule parameter. The table below depicts, in a very general manner, a timeline for the filmmaking process, and describes the four general and overlapping phases that constitute the process and their components:

An animated film, in its most basic state, is a collection of shots that are assembled and combined with dialogue, sound effects and music to create a cohesive story. A group of shots—for example a close up of Shrek speaking followed by a close-up of Puss-in-Boots responding would constitute two shots—that logically flow together and form a cohesive group is known as a sequence. The collection of sequences that make up the entire film is called the story reel. The story reel is the most important tool for providing continuity and comprehension during the filmmaking process and is the most basic form of the film that will ultimately reach theaters some three-plus years later. All of the component shots and sequences in the story reel (characters, voices, sets, music, and the like) are manipulated using a digital editing console that keeps track of the high-resolution shots and sequences stored in our database and allows for quick, non-linear editing and manipulation of low-resolution duplicates on the story reel. Throughout the filmmaking process, new and modified shots and sequences are integrated into the story reel and replace older shots, sequences and placeholders. As each shot and sequence follows its path to completion, a copy of it is edited into the story reel, which allows the filmmakers to access the most complete version of the film at all times.

Development.    The development phase generally consists of story and visual development and its duration can vary project by project—from a matter of months to a number of years. The primary components of the development stage are:

Treatment:    Typically a three to five page outline of the story.

Screenplay:    An approximately 80-page script of the story that combines dialogue and stage directions to elaborate the outline of the story.

Storyboarding:    A visual script, or storyboard, developed from the screenplay that breaks down the story into thousands of hand-drawn still pictures, similar to a comic book. The storyboard describes and further weaves the plot and characters into a continuous narrative fabric. This is the first stage of the process that adds motion and personality to our characters.

Visual Development:    Artists begin to draw character designs, backgrounds and other images that help develop the characters and the setting of the film. Decisions on stylistic approaches, color, use of space and light and other elements, in other words, how the film will eventually look, are all decided in this phase of development.

Pre-Production.    This phase is preparatory to the actual CG animation phase and involves the following:

Modeling:    The CG modeler translates two-dimensional imagery of props, environments and characters into three-dimensional geometric representations that can be viewed and manipulated in a computer.

Character Rigging:    During character rigging, the three-dimensional model is affixed within the computer with all the points of potential movement or anatomical control, which can number anywhere from a few hundred to several thousand for a primary character. These specialized controls are custom programmed to allow the entire range of a character’s movement and emotion.

Voice Recording:    Directors instruct and coach the actors by walking through the scenes and describing the emotions that need to be conveyed. Because the actors are performing their roles, sessions are usually videotaped to help provide reference for the next phases of production and ensure that key expressions, reactions and other nuances are captured.

Production.    The production phase is the longest phase and involves the largest number of staff. It can last up to two years and it primarily consists of:

Layout:    Using rough character shapes, we block out the movement of the character in the scene. We determine camera movement, character placement, spacing, basic lighting, geography and scene timing before beginning animation.

Animation:    Animators articulate the thousands of skeletal-like controls that were created during the character rigging phase to bring each character to life and to synchronize the characters to the voice recordings. Animation ranges from a subtle change of a sub-surface muscle that changes the expression on a character’s face to a rapid series of intense jerks and twists of digital spine controls that allow characters to run, jump and fly.

Lighting:    By applying textures to surfaces, a lighter brings the scene to life. Setting quantity, color, intensity and positioning of light creates the depth and shadow of the desired dramatic effect. In the end, a three-dimensional animated scene is simply hundreds of millions of digital polygons (or surfaces) that have been manipulated to create three dimensional illusion.

Post Production.    In the post production phase, the core visual and dialogue are in place and we add the following important aspects to the film:

Sound Effects:    All non-dialogue sounds effects are added.

Music/Score:    The final musical components are delivered and cut into the film in addition to the final score.

Sound Mixing:    All of the elements of the film are mixed together for proper volume levels and mixing.

Color Correction:    The entire film is viewed by the filmmakers to ensure that the colors have properly translated during the final stages of the process.

Final Print:    A final version of the completed film is sent to the lab to be printed, checked and ultimately duplicated and shipped to exhibitors around the world.

Our Technology

Our technology plays an important role in the production of our films. Our technology development staff has been responsible for many award-winning innovations that continue to advance the art of CG animated film-making and many of our employees are active leaders of industry trade organizations, which help set standards within the CG animation community. We also continue to innovate in the application of new technologies to the production process, which has enabled us to produce progressively richer and more visually sophisticated imagery in our films. Our focus on user interface and tool development enables our animators to adeptly use existing and emerging CG technologies, allowing us to leverage our extraordinary artistic talent. In addition, we have strategic relationships with leading technology companies that allow us to leverage third-party advancements and technology innovation substantially before they are available to the open market, which in the rapidly changing landscape of technology gives us a valuable advantage.

We have several core proprietary technologies and production processes: (1) Our Adaptable Production Environment is a robust data and workflow management architecture for connecting various tools together into an organized and efficient pipeline; (2) Emo is our character animation system; (3) Light and D_Render are an interactive lighting tool and a photo realistic rendering software system, respectively; (4) Comp is a high-quality digital compositor; (5) Nile is a sophisticated production tracking and management tool and (6) Virtual Studio Collaboration encompasses a suite of high-end collaboration tools that enable efficient production workflow and collaboration across multiple geographically diverse sites.

Adaptable Production Environment:    The adaptable and flexible production environment at DreamWorks Animation exists because of our core pipeline software that permits the use of specialized proprietary custom tools as well as commercially available applications. The proprietary pipeline software includes hundreds of scripts and applications that manage and version the millions of digital elements comprising each of our CG productions. The basis for our production pipeline is a linked collection of proprietary tools that are customizable and allow for the creation of unique, groundbreaking images and visual effects in our films.

EMOtion:    Emo is our Academy Award® winning animation system. It is one of the primary tools used by our animators to put our CG characters in motion. Unlike commercially available software solutions that focus primarily on film visual effects or computer game animation, Emo is designed to deliver animators the control and flexibility to achieve convincing facial expression and full body motion worthy of the world-class acting talent in our films.

Light and D_Render:    Together these two software systems provide an interactive lighting interface and a powerful photo-realistic image rendering software. Light provides an interactive shading interface that enables artists to make creative adjustments to the shot’s lighting environment. D_Render provides the engine that synthesizes the environment according to the settings established in Light. Light and D_Render are essential for establishing the complex visual imagery that is a hallmark of DreamWorks Animation films.

Comp:    Comp is our integrated and interactive compositing package specifically targeted for the needs of high-end CG animation. Architected for parallel work, Comp allows many artists to work concurrently on the same shot. Comp has a sophisticated user interface that maximizes artist productivity and also provides programmatic access for customization and integration into the production workflow.

Nile:    Nile is our production management system used to schedule, coordinate and track the flow of work through the production pipeline. Due to the complex interdependent nature of three dimensional animation, accurate production information is essential for producing high quality animation on a specific schedule and budget. Nile acts as the central repository for all notes, changes and key decisions that take place throughout the production of a film. Furthermore, Nile shares information across productions, allowing the production management team to optimize studio resources and regulate the inventory of work for individual departments.

Virtual Studio Collaboration:    Our Virtual Studio Collaboration technology enables creative collaboration across multiple geographic sites. This technology has been applied to the several areas of the creative, production and technical collaboration processes at DreamWorks Animation, which has enabled us to build virtual studios across physical boundaries and leverage our talent pool without regard to location. The technology has been deployed internally to enable remote digital dailies, remote editing collaboration, remote storyboard pitching and many other forms of remote collaboration involving the real-time sharing of high- resolution images combined with interactive communication among staff. This technology, which is now at the core of our operation, has enabled us to leverage the latest in research and development with our strategic technology partners.

Competition

Because of the importance of the domestic theatrical market in determining revenue from other sources, our primary competition comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at the same time as our films. At this level, in addition to competing for box office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, we compete with other films released into the international theatrical market and the worldwide home video and television markets. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees.

Competition for Film Audiences.    Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its domestic box office performance. Because we expect to release only two films per year, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of competing films. In this regard, we pay particular attention to the expected release dates of films produced by other animation studios, and in particular Pixar, Disney and Fox Entertainment’s Blue Sky Studios, although we expect that in the future, we may also need to consider the release dates of animated films produced by others.

Disney, Pixar, and Blue Sky Studios are the other CG animation studios that we believe target similar audiences and currently have comparable CG animated filmmaking capabilities, and each of them has released animated films produced solely with CG technology. Pixar released The Incredibles on November 5, 2004 and has announced that it intends to release Cars in the summer of 2006. Blue Sky Studios is a smaller animation studio and production company that has produced two CG animated feature films, Ice Age, which was released in March 2002, and Robots, which was released on March 11, 2005. In addition to producing Dinosaur in 2000, Disney has announced that it plans to release the CG animated feature film, Chicken Little, in 2005. In addition to these animated film studios, other smaller animated film studios and production companies currently exist, such as DNA Productions, which in 2001 released the CG animated feature film Jimmy Neutron: Boy Genius in conjunction with Nickelodeon and Paramount Pictures. In addition to CG animated films, a number of hand-drawn animated films are released each year.

Competition for Talent.    Currently, we compete with other animated film and visual effect studios for artists, animators, directors and producers. In addition, we compete for the services of computer programmers and other technical production staff with other CG animation studios and production companies and, increasingly, with video game producers. In order to recruit and retain the most talented creative and technical personnel possible, we have established relationships with the top animation schools and industry trade groups. We have also established well organized and thorough in-house digital training and artistic development training programs. Through these programs, we were able to re-train approximately 140 talented two-dimensional animators to become highly proficient three-dimensional CG animators.

Potential Competition.    In addition to existing CG animation studios, a number of film and visual effect studios, including Sony Entertainment and Lucasfilm Ltd., have announced their intention to enter the market or produce additional CG animated films. While we and most of the other existing CG animation studios and production companies have developed proprietary software to create CG animated films, other film studios would not be required to do so, as technological advances have made it possible to purchase third-party software capable of producing high-quality CG images. However, we believe that our experience in the CG animation field, along with the technology and talent that we have developed, provide us with significant competitive advantages over new entrants.

Employees

We employ approximately 1,200 full and part-time employees, most of which are currently covered by employment contracts, which generally include non-disclosure agreements. Of that total, approximately three quarters are directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 180 are primarily engaged in supporting and developing our animation technology, and approximately 80 work on general corporate and administrative matters, including training. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 450 of our current employees (and some of the employees or independent contractors that we hire on a project-by-project basis) are represented under three industry-wide collective bargaining agreements to which we are a party, namely the Local 839 of the International Alliance of Theatrical Stage Employees Agreement and the International Alliance of Theatrical Stage Employee Basic Agreement, which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild, which generally covers artists such as actors and singers. The collective bargaining agreements with Local 839 and the IATSE expire in August 2006 and the SAG agreement expires in June 2008. We believe that our employee and labor relations are good.

RISK FACTORS

You should carefully consider the following risks and other information in this report before making an investment decision with respect to shares of our Class A common stock. The following risks and uncertainties could materially adversely affect our business, financial condition or operating results.

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

In general, the economic success of a motion picture is dependent on its domestic theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and the effective marketing of the motion picture. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution and marketing costs, in which case we would not receive any gross receipts for such film from DreamWorks Studios. In the past, some of our films have not recovered, after recoupment of marketing and distribution costs, their production costs in an acceptable timeframe or at all. For example, in 2003 we released our final primarily hand-drawn animated feature film, Sinbad: Legend of the Seven Seas, which we estimate will not generate sufficient revenue over its first 10 years in distribution to fully recover, after recoupment of marketing and distribution costs, its production costs.

Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business.

We expect to theatrically release a limited number of animated feature films per year for the foreseeable future. The commercial failure of just one of these films can have a significant adverse impact on our results of operations in both the year of release and in the future. For example, for the remainder of 2005, we will be dependent on the continuing success of Shrek 2 and Shark Tale home video sales. Historically, there has been a close correlation between domestic box office success and international box office, home video and television success, such that feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home video and television markets. Because of this close correlation, we believe that Shrek 2 and Shark Tale, both of which performed successfully in the domestic and international theatrical markets, will continue to strongly perform in the home video and television markets, although there is no way to guarantee such results. Our success in 2005 also significantly depends on audience acceptance of Madagascar, which is scheduled for release in the domestic theatrical market on May 27, 2005, and Wallace & Gromit: Curse of the Were Rabbit, which is scheduled for domestic theatrical release on October 7, 2005. If our films fail to achieve domestic box office success, because of the close correlation mentioned above, their international box office and home video success and our business, results of operations and financial condition could be adversely affected in the remainder of 2005 and beyond. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home video results will continue in the future. In addition, we can make no assurances that home video wholesale prices can be maintained at current levels due to aggressive retail pricing or other factors. Finally, the limited number of films that we release in a year magnifies fluctuations in our earnings. Therefore, our reported results at quarter and year end may be skewed based on the release dates of our films, which could result in volatility in the price of our Class A common stock.

Our operating results fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual operating results because of a variety of factors, including the following:

•	the success of our feature films;

•	the timing of the domestic and international theatrical releases and home video release of our feature films; and

•	DreamWorks Studios’ costs to distribute and market our feature films under the Distribution Agreement.

We also expect that our operating results will continue to be affected by the terms of the Distribution Agreement. Under the Distribution Agreement, DreamWorks Studios uses film revenue (i) to recover the distribution and marketing expenses it incurs for the film and (ii) to cover its distribution fee relating to these markets before we recognize any revenue for that film. Accordingly, we recognize significantly less revenue from a film in the period of that film’s theatrical release than we would absent the Distribution Agreement. Furthermore, in the event that the Distribution Agreement were terminated, depending on the arrangement that we negotiate with a replacement distributor, we could be required to directly incur distribution and marketing expenses related to our films, which under the Distribution Agreement are incurred by DreamWorks Studios. Because we would expense those costs as incurred, further significant fluctuations in our operating results could result.

In response to these fluctuations, the market price of our Class A common stock could decrease significantly in spite of our operating performance.

We principally operate in one business, the production of CG animated feature films, and our lack of a diversified business could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we depend primarily on the success of our feature films. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. Substantially all of our revenue is derived from a single source—our CG animated feature films—and our lack of a diversified business model could adversely affect us if our films fail to perform to our expectations.

Animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed.

The production, completion and distribution of animated feature films is subject to a number of uncertainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond our control. Because of these uncertainties, the projected costs of an animated feature film at the time it is set for production may increase, the date of completion may be substantially delayed or the film may be abandoned due to the exigencies of production. Delays in production may also result in a film not being ready for release at the intended time and postponement to a potentially less favorable time, which could result in lower gross receipts for that film. In extreme cases, a film in production may be abandoned or significantly modified (including as a result of creative changes) after substantial amounts have been spent, causing the write-off of expenses incurred with respect to the film. This was the case in 2003 when we wrote-off a significant amount of expenses that we had incurred for two of our animated films.

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

The costs to develop, produce and market a film are substantial and some of our competitors have more capital and greater resources than we and DreamWorks Studios have. In 2004, for example, we spent approximately $315 million to fund production costs (excluding capitalized interest and overhead expense) of our feature films, to make contingent compensation and residual payments and to fund technology capital expenditures. For 2005, we expect that these costs will be approximately $311 million, which includes a one-time payment to Aardman Animations related to Wallace & Gromit: Curse of the Were Rabbit and additional production spending related to an increase in our direct-to-video business. In addition, historically, we made substantial expenditures on distribution and marketing costs that are now generally incurred by DreamWorks Studios under the Distribution Agreement. Although we retain the right to exploit each of the ten films that we have previously released, the size of our film collection is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations and the proceeds of films that are generating revenue from theatrical, home video and ancillary markets. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

The costs of producing and marketing feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.

The production and marketing of theatrical feature films requires substantial capital and the costs of producing and marketing feature films have generally increased in recent years. According to the MPAA, the average negative cost of a motion picture produced by a major U.S. studio, which includes all costs associated with creating a feature film, including production costs, allocated studio overhead and capitalized interest, but excludes abandoned project costs, has grown at a compound annual growth rate of 6.4% from 1994 to 2004 and the average domestic marketing cost (which includes prints and advertising costs) per picture has grown at a compound annual growth rate of 7.9% over the same period. Although these growth rates include the costs of both live-action and animated films, they are indicative of the cost trend for motion pictures generally. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a rate faster than increases in either domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home video, television, international markets and new media for revenue.

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

CG animation is a relatively new form of animation that has been successfully exploited by a limited number of movie studios since the first CG animated feature film, Toy Story, was released by Pixar in 1995. Because there are currently only a few studios capable of producing CG animated feature films, there are a limited number of CG animated feature films in the market each year, a fact that may enhance their popular appeal. If additional studios were to enter the CG animated film market and increase the number of CG animated films released per year, the popularity of the CG animation technique could suffer. Although we have developed proprietary technology, experience and know-how in the CG animation field that we believe provide us with significant advantages over new entrants in the CG animated film market, there are no substantial technological barriers to entry that would prevent other film studios from entering the field, and in 2004 both Sony and Lucasfilm Ltd. announced plans to do so. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional animation companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

Our success depends on certain key employees.

Our success greatly depends on our employees. In particular, we are dependent upon the services of Jeffrey Katzenberg. We do not maintain key person life insurance for any of our employees. We have entered into employment agreements with Mr. Katzenberg and with all of our top executive officers and production executives. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. The loss of the services of Mr. Katzenberg or a substantial group of key employees could have a material adverse effect on our business, operating results or financial condition.

Our scheduled releases of CG animated feature films will place a significant strain on our resources.

We have established multiple creative and production teams so that we can simultaneously produce more than one CG animated feature film. As of March 2005, we have theatrically released four CG animated feature films and five non-CG animated feature films and have limited experience sustaining the ability to produce and release more than one CG animated feature film at the same time. Due to the strain on our personnel from the effort required to produce a film and the time required for creative development of future films, it is possible that we will be unable to consistently release two CG animated feature films per year. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our animated feature films will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

We are dependent on DreamWorks Studios and others for the distribution and promotion of our feature films and related products.

In connection with the Separation, we entered into the Distribution Agreement with DreamWorks Studios, pursuant to which DreamWorks Studios is responsible, with some exceptions, for the worldwide distribution of all of our films in all media. For a description of the terms of the Distribution Agreement, see “—How We Distribute, Promote and Market our Films—Distribution Agreement.” Although the Distribution Agreement obligates DreamWorks Studios to distribute our films, DreamWorks Studios is able to terminate the agreement upon the occurrence of certain events of default, including a failure by us to deliver to DreamWorks Studios a minimum number of films over specified time periods. If DreamWorks Studios fails to perform under the Distribution Agreement or the agreement is terminated by DreamWorks Studios or otherwise (including as a result of DreamWorks Studios ceasing to be engaged in the motion picture distribution business), we may have difficulty finding a replacement distributor, in part because our films would become directly subject to the terms and conditions of the Universal Distribution Agreement and the Universal Home Video Agreement and would continue to be subject to the terms of the existing sub-distribution, servicing and licensing agreements that DreamWorks Studios has entered into with CJ Entertainment, Kadokawa Entertainment and our other third-party service providers. See “—How We Distribute, Promote and Market our Films—DreamWorks Studios’ Agreements with Universal Studios.” We cannot assure you that we will be able to find a replacement distributor on terms as favorable as those in the Distribution Agreement. In addition, in general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approve (such as the Universal Agreements and DreamWorks Studios’ existing arrangements with CJ Entertainment and Kadokawa Entertainment). As a result, our ability to terminate the Distribution Agreement is effectively limited. Moreover, under the Universal Agreements, we would be required to pay Universal Studios distribution fees and reimburse them for distribution expenses as they are incurred, regardless of the performance of our films. As a result, we would have to record such expenses as they were incurred and we would recognize revenue consistent with the method we recognized revenue prior to the effectiveness of the Distribution Agreement.

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

DreamWorks Studios provides a number of services to us pursuant to a services agreement (the “Services Agreement”). If the Services Agreement were terminated, we would be required to replace those services on terms that may be less favorable to us.

Under the terms of a Services Agreement that we entered into with DreamWorks Studios, DreamWorks Studios provides us with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration, procurement and other general support services. In addition, pursuant to the Services Agreement, we provide DreamWorks Studios office space at our Glendale facility, facilities management, information technology purchasing services and limited legal services. DreamWorks Studios and we charge the receiving party so that it or we generally recovers the actual costs of providing these services, including allocable employee salaries, fringe benefits and office costs and all out-of-pocket costs and expenses, plus 5% of the actual costs. While our historical financial statements reflect our allocated costs of these services, neither the historical financial statements nor our pro forma statement of operations necessarily reflect what the costs of these services will be in the future. Both DreamWorks Studios and we have the right, upon notice, to terminate any or all of the services either party is providing under the Services Agreement. As a receiving party, both we and DreamWorks Studios may exercise our termination rights generally upon 45 days’ notice. As a providing party, both we and DreamWorks Studios may exercise our termination rights generally upon 45 days’ notice, provided that the party exercising termination rights is not providing such service for itself. If the Services Agreement is terminated, DreamWorks Studios will no longer be obligated to provide these services to us or pay us for the services we are providing it, and we will be required to either enter a new agreement with DreamWorks Studios or another services provider or assume the responsibility for these functions ourselves and, in the case of office space, seek to find a new tenant. If we were to enter a new agreement with DreamWorks Studios, hire a new services provider, assume these services ourselves or find a new tenant, the economic terms of the new arrangement may be less favorable than our current arrangement with DreamWorks Studios, which may adversely affect our business, financial condition or results of operations.

If DreamWorks Studios were to experience financial difficulty or file for bankruptcy, our business, results of operations and financial conditions could be materially adversely affected.

Under the terms of the Distribution Agreement, DreamWorks Studios is entitled to collect all amounts relating to our films from the various distribution channels—including from domestic theatrical exhibitors, international sub-distributors, domestic and international home video services providers and television licensees. DreamWorks Studios is obligated to remit the amounts that it collects to us after it has deducted its distribution fee and distribution and marketing costs. If DreamWorks Studios were to default in its obligations to pay us these amounts, our revenue with respect to films in distribution at that time could be substantially reduced. Moreover, because we rely on DreamWorks Studios’ relationships and agreements with its sub-distributors, home video fulfillment services providers and licensees, if DreamWorks Studios were to experience financial difficulty or file for bankruptcy, we could lose the benefit of some of those relationships and agreements. In addition, DreamWorks Studios is responsible for the costs of marketing our films in substantially all media and markets. If DreamWorks Studios were to experience financial difficulty or file for bankruptcy, DreamWorks Studios may not have sufficient resources to market our films as effectively as the major studios market their films, which could adversely affect our revenue. In addition, pursuant to the terms of the Services Agreement, we rely on DreamWorks Studios for specified services, share expenses relating to some of these services and receive payments from DreamWorks Studios for certain services we provide, including office space. If DreamWorks Studios were not able to pay its share of these expenses, or ceased to provide these services, we may be required to absorb a greater portion of these expenses or obtain them from other sources or seek a new tenant, which could be more costly. Accordingly, if DreamWorks Studios were to experience financial difficulty or file for bankruptcy, our business, results of operations and financial conditions could be materially adversely affected.

We face risks relating to the international distribution of our films and related products.

Because we have historically derived approximately one-third of our revenue from the exploitation of our films in territories outside of the United States, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	differing cultural tastes and attitudes, including varied censorship laws;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates; and

•	war and acts of terrorism.

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

The entertainment industry in general, and the motion picture industry in particular, continue to undergo significant changes, primarily due to technological developments. Due to rapid growth of technology and shifting consumer tastes, we cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the potential revenue from and profitability of our animated feature films. In addition, certain outlets for the distribution of motion pictures may not obtain the public acceptance that is or was previously predicted. For example, while we have benefited from the rapid growth in the DVD market, we cannot assure that such growth will continue, or that other developing distribution channels, such as video-on-demand, will be accepted by the public or that, if they are accepted by the public, we will be successful in exploiting such channels. Moreover, to the extent that other distribution channels gain popular acceptance, it is possible that demand for existing delivery channels, such as DVDs, will decrease. If we are unable to exploit new delivery channels to the same extent that we have exploited existing channels, our business, results of operations or financial condition could be materially adversely affected.

We have only recently operated as an independent company, and we do business in a relatively new industry, each of which makes it more difficult to predict whether our business model is sound.

Prior to the Separation, which occurred on October 27, 2004, we were a business division of DreamWorks Studios. Accordingly, we have limited experience operating as an independent company implementing our own business model and an evaluation of our prospects is difficult to make, particularly in light of the fact that CG animation constitutes a relatively new form of animated filmmaking and has been successfully exploited since only 1995. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

Our historical and pro forma financial information may not be indicative of our results as a separate company.

Our historical financial information presented in this document does not reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity pursuing independent strategies during all periods presented. For example, our historical consolidated financial statements do not reflect what our results of operations, financial condition or cash flows would have been had the Distribution Agreement been in place for all periods presented or had we shifted to our current business model of primarily producing CG animated films at an earlier date. Furthermore, our pro forma consolidated statement of operations does not necessarily reflect what our results of operations would have been had we been a stand-alone company operating under the Distribution Agreement for the entire period. As a result, our historical and pro forma financial information is not necessarily indicative of our future results of operations, financial condition or cash flows.

We could be adversely affected by strikes and other union activity.

Along with the major U.S. film studios, we employ members of the International Alliance of Theatrical and Stage Employees, or IATSE, on many of our productions. We are subject to a collective bargaining agreement with the IATSE that expires in August 2006. We are also subject to a collective bargaining agreement with Local 839 of IATSE. In addition, we employ members of the Screen Actors Guild, or SAG, and we have signed an industry-wide collective bargaining agreement with SAG that expires on June 30, 2008. We may also become subject to additional collective bargaining agreements. A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause the delay of the release date of our feature films and thereby could adversely affect the revenue that the film generates.

To be successful, we must continue to attract and retain qualified personnel and our inability to do so would adversely affect the quality of our films.

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. Competition for the caliber of talent required to make our films, particularly for our film directors, producers, animators, creative and technology personnel, will continue to intensify as other studios build their in-house CG animation or special effects capabilities. For example, Lucasfilm Ltd. has announced its intent to make CG animated feature films, Sony has announced that it is producing its first CG animated feature film, and we believe Disney has begun to focus more heavily on CG animated feature films. The entrance of additional film studios into the CG animated film industry or the increased production capacity of existing film studios will increase the demand for the limited number of talented CG animators and programmers. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such qualified personnel in the future. If we are unable to hire and retain qualified personnel in the future, particularly film directors, producers, animators, creative personnel and technical directors, there could be a material adverse effect on our business, operating results or financial condition.

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

We depend on our proprietary technology to develop and produce our CG animated feature films. We rely on a combination of patents, copyright and trade secret protection and nondisclosure agreements to establish and protect our proprietary rights. We currently have five patents in force and 16 patent applications pending in the United States. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, we also rely on third-party software to produce our films, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, our films could become uneconomical to make. In such a case, we may be required to incur significant costs to enhance or acquire new technology so that our feature films remain competitive. We cannot assure you that such costs would not have a material adverse affect on our business, financial condition or results of operations.

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

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts;

•	announcements by us or our competitors of significant contracts, productions, acquisitions, or capital commitments;

•	variations in quarterly operating results;

•	general economic conditions;

•	terrorist acts;

•	future sales of our common stock; and

•	investor perception of us and the filmmaking industry.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of movie studios. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance.

We have agreed to effect up to two follow-on secondary offerings of our Class A common stock in respect of the Holdco arrangements described below. Sales of our Class A common stock in such follow-on offering or offerings may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

As described below, certain members of DreamWorks Studios who received shares of our common stock in connection with the Separation entered into an arrangement among themselves with respect to the allocation of such shares among such members. Entities controlled by Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen, together with Lee Entertainment L.L.C. (“Lee Entertainment”) and Universal Studios, contributed the shares of our common stock received by them in the Separation to DWA Escrow LLLP, a limited liability limited partnership referred to in this report as “Holdco” (other than (1) in the case of entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen, 577,040 shares of Class A common stock and 1,154,079 shares of Class B common stock, (2) in the case of an entity controlled by Paul Allen, 12,627,933 shares of Class A common stock (4,901,858 shares of which were sold in our initial public offering) and one share of Class C common stock, (3) in the case of Lee Entertainment, 1,997,067 shares of Class A common stock (775,213 shares of which were sold in our initial public offering) and (4) in the case of Universal Studios, 1,039,756 shares of Class A common stock (all of which were sold in our initial public offering). In connection with the establishment of Holdco, we have agreed that Jeffrey Katzenberg and David Geffen (or entities controlled by them), acting together, or Paul Allen (or entities controlled by him) may select the timing of one follow-on secondary offering of Class A common stock, which must occur during the period beginning six months after our initial public offering and ending on May 31, 2006. Such follow-on offering must be of a sufficient size to permit the Holdco partners to receive a minimum of approximately $533 million of aggregate net cash proceeds from a combination of sales of secondary shares in our initial public offering and such follow-on secondary offering (assuming participation by all Holdco partners in such offerings, subject in the case of entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen, to the 365-day lock-up described in the following risk factor). Shares to be sold in such follow-on offering will consist of shares of common stock retained by Holdco partners and certain of the common stock contributed to Holdco. Under no circumstances will we be obligated to issue additional shares of our common stock for sale in the follow-on offering, regardless of the size of such offering. Upon consummation of a follow-on offering that satisfies this requirement, each Holdco partner will have the right to receive a portion of the remaining shares of common stock held by Holdco and allocated to such partner and, in the case of certain Holdco partners, a portion of any net proceeds received by Holdco in connection with such offering, in each case in accordance with the Holdco partnership agreement.

If such follow-on offering has not occurred by May 31, 2006, then Paul Allen (or entities controlled by him) will have the ability to initiate a follow-on offering during the 18-month period (or 24-month period if Universal Studios triggers a follow-on offering as described below) beginning June 1, 2006. If such follow-on offering has not occurred by December 1, 2007 (or June 1, 2008 if Universal Studios triggers a follow-on offering as described below), then Jeffrey Katzenberg and David Geffen (or entities controlled by them) will have the right to initiate a follow-on offering on or prior to December 31, 2007 (or June 30, 2008 if Universal Studios triggers a follow-on offering as described below). In addition, if a follow-on offering has not been consummated prior to December 1, 2006, then during the period from December 1, 2006 through February 28, 2007, Universal Studios will have the right to initiate a follow-on offering of a portion of the stock contributed to Holdco of a sufficient size to generate aggregate net proceeds of $75 million for Universal Studios, when combined with the net proceeds received by Universal Studios in our initial public offering.

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

As of March 1, 2005, there were 52,174,447 shares of our Class A common stock, 50,842,414 shares of our Class B common stock and one share of our Class C common stock outstanding. The shares of Class B common stock and Class C common stock are convertible into Class A common stock on a one-for-one basis. The 33,350,000 shares of Class A common stock sold in our initial public offering, the 2,146,505 shares of our Class A common stock delivered to DreamWorks Studios’ and our employees (in connection with the conversion of equity-based compensation awards of DreamWorks Studios that are vested or will vest within 60 days and the grant of shares to our and DreamWorks Studios employees and advisors in connection with our initial public offering) and the 276,924 shares of Class A common stock issued to current and former employees of PDI in connection with the merger of PDI and a wholly owned subsidiary of ours are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In addition to the follow-on secondary offerings described in the previous risk factor (which will occur no earlier than May 2, 2005), following the final allocation of shares by Holdco to the Holdco partners, each of Steven Spielberg, Jeffrey Katzenberg, David Geffen and Paul Allen or entities controlled by them or their permitted transferees, subject to the lock-up described below, will be able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the Securities and Exchange Commission (the “SEC”). Entities controlled by each of Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen (and certain of their permitted transferees), as well as Universal Studios in limited circumstances, will also have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. In addition, certain of our stockholders that are members of DreamWorks Studios on the closing date will have the right to include shares of Class A common stock beneficially owned by them (including the Class A common stock into which our Class B and Class C common stock is convertible) in certain future registration statements relating to our securities. If any of Paul Allen, Steven Spielberg, Jeffrey Katzenberg, David Geffen, Holdco, Universal Studios, entities controlled by them or their respective permitted transferees were to sell a large number of their shares, including in the follow-on secondary offerings described above, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

In connection with our initial public offering, entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen agreed to a lock-up period, meaning that they and their permitted transferees may not sell any of their shares without the prior consent of the underwriters of our initial public offering until October 28, 2005. Each selling stockholder and certain other stockholders agreed to a lock-up period with the underwriters until April 26, 2005, subject to extension in certain circumstances. In addition to these lock-up agreements, sales of our Class A common stock are also restricted by lock-up agreements until April 26, 2005, subject to extension in certain circumstances, that we, our directors and executive officers entered into with the underwriters for our initial public offering. Certain of our other existing stockholders holding non-public shares are also restricted by lock-up agreements until April 26, 2005, subject to extension in certain circumstances, with respect to 50% of their share ownership (collectively, approximately 450,000 shares held by these stockholders will not be restricted by lock-up agreements). These lock-up agreements restrict us and these stockholders, subject to specified exceptions, from selling or otherwise disposing of any shares until April 26, 2005, subject to extension in certain circumstances, without the prior consent of the underwriters for our initial public offering. Although there is no present intention to do so, the underwriters may, in their sole discretion and without notice, release all or any portion of the shares from the restrictions in any of the lock-up agreements described above. In addition to the lock-up agreements described above, we and entities controlled by Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen and the other Holdco partners (and their parent entities) have agreed to certain trading and hedging limitations until the final allocation of shares by Holdco to the Holdco partners.

In addition, Holdco and members of DreamWorks Studios not participating in Holdco (other than Thomson) have pledged approximately 10,714,286 shares of our common stock as security for DreamWorks Studios’ obligations under its revolving credit agreement. Under certain circumstances, including an event of default by DreamWorks Studios under that revolving credit agreement, the lenders will be entitled to take possession of the pledged shares of common stock (after converting any pledged Class B common stock into Class A common stock) and sell them in the open market, subject to applicable bankruptcy, securities and other laws, as well as any applicable lock-up agreements.

In October 2004, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 16,521,358 shares of our Class A common stock reserved for issuance under our 2004 Omnibus Incentive Compensation Plan, including shares of our common stock underlying equity-based awards made at the time of our initial public offering. Subject to the lock-ups described above and any limitations on sales of our common stock by our affiliates, shares registered under the registration statement on Form S-8 are available for sale into the public market.

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

Holdco, which is controlled by Jeffrey Katzenberg and David Geffen or entities controlled by them (subject to certain approval rights of Holdco’s limited partners) prior to the final allocation of shares contributed to Holdco, currently owns 97.8% of the outstanding shares of our Class B common stock (which represents 48.2% of our common equity and 91.5% of the total voting power of our common stock). In addition, Jeffrey Katzenberg and David Geffen each own 577,040 shares of our Class B common stock outside of Holdco, which represents the remaining outstanding shares of Class B common stock and in the aggregate 1.1% of our common equity and 2.1% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg and David Geffen or entities controlled by them generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors (other than the director elected by an entity controlled by Paul Allen as the holder of Class C common stock), the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock and the Class C common stock may make us a less attractive takeover target.

The interests of our controlling and significant stockholders may conflict with the interests of our other stockholders.

We cannot assure you that the interests of Jeffrey Katzenberg, David Geffen, Steven Spielberg and Paul Allen, or entities controlled by them, will coincide with the interests of the holders of our Class A common stock. For example, Jeffrey Katzenberg and David Geffen, or entities controlled by them, could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Additionally, DreamWorks Studios (which is controlled by Jeffrey Katzenberg, David Geffen and Steven Spielberg) is in the business of making movies and derivative products and may, from time to time, compete directly or indirectly with us or prevent us from taking advantage of corporate opportunities. Jeffrey Katzenberg, David Geffen, Steven Spielberg and DreamWorks Studios may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between us, on the one hand, and certain of our founding stockholders, on the other hand, which could prevent us from taking advantage of certain corporate opportunities. So long as Jeffrey Katzenberg, David Geffen or entities controlled by them continue to collectively own shares of our Class B common stock with significant voting power, Jeffrey Katzenberg and David Geffen, or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions.

Additionally, in connection with the Separation we entered into a tax receivable agreement with an entity controlled by Paul Allen. As a result of certain transactions that entities controlled by Paul Allen engaged in, the tax basis of our assets was partially increased and the amount of tax we may pay in the future is expected to be reduced. Under the tax receivable agreement, we are required to pay to an entity controlled by Paul Allen 85% of the amount of any cash savings in certain taxes resulting from the partial increase in tax basis and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under this tax receivable agreement will vary depending upon a number of factors. As a result of the increased tax basis, we expect to be entitled to a tax benefit of $83.1 million as management has determined that such benefit can be realized through a reduction or refund of taxes paid in 2004. The tax receivable agreement requires us to pay an entity controlled by Paul Allen 85% of such benefit. As a result of the size of the increase in the tax basis of our tangible and intangible assets, during the approximately 15-year average amortization period for such increased tax basis, the payments that may be made to an entity controlled by Paul Allen could be substantial. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Provision for Income Taxes” for further discussion of the tax receivable agreement.

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

The anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and by-laws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	the division of our capital stock into Class A common stock and Class C common stock, each entitled to one vote per share, and Class B common stock, entitled to 15 votes per share, all of which Class B common stock will initially be owned or controlled by Jeffrey Katzenberg and David Geffen;

•	the right of the holder of Class C common stock (voting as a separate class) to elect one director;

•	the authority of the board to issue preferred stock with terms as the board may determine;

•	the absence of cumulative voting in the election of directors;

•	following such time as the outstanding shares of Class B common stock cease to represent a majority of the combined voting power of the voting stock, prohibition on stockholder action by written consent;

•	limitations on who may call special meetings of stockholders;

•	advance notice requirements for stockholder proposals;

•	following such time as the outstanding shares of Class B common stock cease to represent a majority of the combined voting power of the voting stock, super-majority voting requirements for stockholders to amend the by-laws; and

•	stockholder super-majority voting requirements to amend certain provisions of the charter.

It is possible that we may be treated as a personal holding company for Federal tax purposes now or in the future.

The Internal Revenue Code currently imposes an additional tax at a rate of 15% on the “undistributed personal holding company income” (as defined in the Internal Revenue Code) of a corporation that is a “personal holding company” and such rate of tax is scheduled to increase for taxable years beginning after December 31, 2008. A corporation is treated as a personal holding company for a taxable year if both (i) five or fewer individuals directly or indirectly own (or are deemed under attribution rules to own) more than 50% of the value of the corporation’s stock at any time during the last half of that taxable year and (ii) 60% or more of the corporation’s gross income for that taxable year is “personal holding company income” (which includes, among other things, dividends, interest, annuities and, under certain circumstances, royalties and rents). We believe that, under applicable attribution rules, five or fewer individuals may be deemed to own more than 50% of the value of our stock and the stock of our subsidiaries. We also believe, however, that less than 60% of our and our subsidiaries’ gross income consists of personal holding company income and, as a result, we believe that neither we nor any of our subsidiaries is a personal holding company. There can be no assurance, however, that we or any of our subsidiaries are not, or will not become, a personal holding company and thus be subject, or become subject to, the tax imposed on our or our subsidiaries’ undistributed personal holding company income.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

Our common stock is listed on the NYSE under the symbol “DWA”. You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at http://DreamworksAnimation.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics. Our website and the information contained posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

Item 2.	Properties

We conduct our business primarily in two studios—in Glendale, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus is approximately 326,000 square feet and houses approximately 1,100 employees, including employees of DreamWorks Studios. In May 1996, we entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the Glendale animation campus, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for us. In March 2002, we renegotiated the lease through the creation of a special purpose entity that acquired the property from the financial institution for $73.0 million and the special purpose entity leased the facility back to us for a five-year term. We sub-lease a portion of the property to DreamWorks Studios.

Redwood City Facility

Our Redwood City facility is approximately 100,000 square feet and houses approximately 380 employees. We entered into a 10-year lease agreement for our Redwood City facility in 2002 with an annual rent of approximately $2.8 million.

Item 3.	Legal Proceedings

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

We believe that there is no litigation pending against us, including the matters described above, that should have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 22, 2004, DreamWorks Studios, then our sole stockholder, approved our 2004 Omnibus Incentive Compensation Plan. No other matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers as of December 31, 2004, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	54	Chief Executive Officer and Director
Roger A. Enrico	60	Chairman of the Board of Directors
Ann Daly	48	Chief Operating Officer
Katherine Kendrick	44	General Counsel and Secretary
Kristina M. Leslie	40	Chief Financial Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director. Mr. Katzenberg co-founded and has been a principal member of DreamWorks Studios since its founding in October 1994. Prior to founding DreamWorks Studios, Mr. Katzenberg served as chairman of the board of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home video and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King.

Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. Mr. Katzenberg serves on the boards of The Motion Picture and Television Fund, The Museum of Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts and The Simon Wiesenthal Center. He is co-chairman of each of the Creative Rights Committee of the Directors Guild of America, and the Committee on the Professional Status of Writers of the Writers Guild of America. In addition, his fundraising efforts on behalf of AIDS Project Los Angeles have helped to provide its clients with medical and social services. In addition, Mr. Katzenberg serves as a consultant to DreamWorks Studios, where he spends up to 10% of his time, and is one of its principal members. As a director, Mr. Katzenberg serves on our Nominating and Corporate Governance Committee.

Roger A. Enrico—Chairman of the Board. Mr. Enrico is the chairman of our board of directors and has also assumed additional duties and responsibilities as described below under “—Board of Directors—Chairman of the Board.” Mr. Enrico is the former chairman and chief executive officer of PepsiCo, Inc. Mr. Enrico was chief executive officer of PepsiCo, Inc. from April 1996 to April 2001, chairman of PepsiCo, Inc.’s board from November 1996 to April 2001, and vice chairman from April 2001 to April 2002. He joined PepsiCo, Inc. in 1971, became president and chief executive officer of Pepsi-Cola USA in 1983, president and chief executive officer of PepsiCo Worldwide Beverages in 1986, chairman and chief executive officer of Frito-Lay, Inc. in 1991, and chairman and chief executive officer of PepsiCo Worldwide Foods in 1992. Mr. Enrico was chairman and chief executive officer, PepsiCo Worldwide Restaurants, from 1994 to 1997. He is also on the boards of directors of Electronic Data Systems Corporation, Belo Corp. and The National Geographic Society. As a director, Mr. Enrico serves on our Audit Committee.

Ann Daly—Chief Operating Officer. Ms. Daly has served as head of feature animation at DreamWorks Studios since July 1997, where she guided the strategic, operational, administrative and production-oriented concerns of the animation division, as well as overseeing the worldwide video operations of DreamWorks Studios. Prior to joining DreamWorks Studios, Ms. Daly served as president of Buena Vista Home Video (“BVHV”), North America, a division of The Walt Disney Company, where she presided over what was then the single largest home video company in the world. Ms. Daly was responsible for marketing, sales, distribution, operations, production and all other facets of the home video division. During her 14-year tenure at Disney, she was a home video industry pioneer, orchestrating many innovations such as the direct-to-video business, where high quality, family-oriented films were produced exclusively for the home video market. Under Ms. Daly’s direction, BVHV won several vendor awards for marketing and advertising, as well as for its state-of-the-art distribution, shipping and inventory replenishment systems. Ms. Daly received her B.A. in economics from The University of California, Los Angeles.

Katherine Kendrick—General Counsel and Secretary. Ms. Kendrick joined DreamWorks Studios in April 1996 as general counsel. Prior to joining DreamWorks Studios, Ms. Kendrick was employed by The Walt Disney Company in various legal roles, most recently as vice president—European legal affairs. Prior to joining Disney, Ms. Kendrick was an associate at the law firm of Latham & Watkins in Los Angeles. Ms. Kendrick has received several civic honors for her legal work and serves on the boards of numerous civic and charitable institutions, including The Next Generation Council of The Motion Picture and Television Fund, the Advisory Board of the Los Angeles Sports and Entertainment Commission, the Kernochan Center for Law, Media and the Arts for Columbia University School of Law, and Big Brothers/Big Sisters of Greater Los Angeles. Ms. Kendrick received her J.D. degree from Columbia University and a B.A. in Economics from The University of California, Berkeley.

Kristina M. Leslie—Chief Financial Officer. Ms. Leslie assumed the role of chief financial officer of DreamWorks Studios in the fall of 2003. Prior to becoming chief financial officer, she was head of corporate finance and strategic planning since joining DreamWorks Studios in June 1996, where she oversaw its long range planning, banking and investor relations and participated in all financing activities. Prior to joining DreamWorks Studios, Ms. Leslie was director of financial planning at Viacom following its acquisition of Paramount Communications, where she had served in various finance positions including treasury, investor relations and strategic planning since 1990. Ms. Leslie received an M.B.A. from Columbia University and a B.A. in economics from Bucknell University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Class A Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “DWA” since October 28, 2004. Prior to that time, there was no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on the New York Stock Exchange:

2004	High	Low
Fourth Quarter (commencing October 28, 2004)	$42.60	$34.77

2005	High	Low
First Quarter (ending March 24, 2005)	$40.45	$33.38

On March 24, 2005, the last quoted price per share of our Class A common stock on the NYSE was $39.54. As of March 1, 2005, there were approximately 2,723 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We currently intend to retain all our earnings to finance the growth and development of our business. We do not anticipate paying any dividends on our common stock in the foreseeable future. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on contractual restrictions contained in our credit facility or other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

Use of Proceeds from Sales of Registered Securities

On November 2, 2004, we closed the sale of a total of 33,350,000 shares of our Class A common stock at a price of $28.00 per share in a firm commitment underwritten initial public offering, of which 25,000,000 shares were sold by us and 8,350,000 shares (including 4,350,000 shares sold to the underwriters pursuant to the underwriters’ exercise of an over-allotment option) were sold by selling stockholders. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-117528), which the Securities and Exchange Commission declared effective on October 27, 2004. The joint book-running managers in the offering were Goldman, Sachs & Co. and J.P. Morgan Securities Inc.

Of the $700 million in gross proceeds raised by us in the offering:

1.	approximately $40.3 million was paid to the underwriters in connection with the underwriting discount;

2.	approximately $24.2 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees, and fees and expenses related to the Separation;

3.	approximately $325 million was used to repay revolving debt we assumed from DreamWorks Studios in connection with the Separation;

4.	approximately $101.4 million was used to repay revolving debt we incurred to purchase films subject to the DreamWorks Studios film securitization facility;

5.	approximately $30 million was used to repay debt that we assumed with respect to DreamWorks Studios’ subordinated obligations to Home Box Office, Inc.; and

6.	approximately $179.1 million was used for general corporate purposes, including for working capital.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	4,350,181	$27.26	6,674,420

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from our unaudited consolidated financial statements as of and for the year ended December 31, 2000 and the audited consolidated financial statements as of and for the years ended December 31, 2001, 2002, 2003 and 2004. The historical selected financial information may not be indicative of our future performance as a stand-alone company. The historical selected financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes to our consolidated financial statements and the unaudited pro forma consolidated statement of operations and notes to our unaudited pro forma consolidated statement of operations included elsewhere in this report.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(Unaudited)	(Audited)
	(In thousands, except per share data)
Operating revenue	$298,729	$661,144	$434,324	$300,986	$1,078,160
Costs of revenue	372,968	509,090	391,214	438,959	566,209

Gross profit (loss)	(74,239)	152,054	43,110	(137,973)	511,951
Selling, general and administrative expenses	33,830	49,404	34,922	29,322	73,608

Operating income (loss)	(108,069)	102,650	8,188	(167,295)	438,343
Interest expense, net of interest income	(6,212)	(812)	(3,940)	(12,360)	(15,402)
Other income (expense), net	212	(15,405)	(27,124)	(3,145)	385

Income (loss) before income taxes and cumulative effect of accounting changes	(114,069)	86,433	(22,876)	(182,800)	423,326
Provision for income taxes	(1,400)	(1,434)	(2,191)	(1,839)	(90,326)

Income (loss) before cumulative effect of accounting changes	(115,469)	84,999	(25,067)	(184,639)	333,000
Cumulative effect of accounting changes	—	(82,743)	—	(2,522)	—

Net income (loss)	$(115,469)	$2,256	$(25,067)	$(187,161)	$333,000

Unaudited pro forma financial information
Pro Forma income (loss) before cumulative effect of accounting changes(1)	$(115,469)	$50,502	$(25,067)	$(184,639)	$298,684
Pro Forma net income (loss)(1)	(115,469)	(794)	(25,067)	(187,161)	298,684
Basic income (loss) per share before cumulative effect of accounting changes(2)	(1.51)	0.66	(0.33)	(2.41)	3.67
Basic net income (loss) per share(2)	(1.51)	(0.01)	(0.33)	(2.44)	3.67

Diluted income (loss) per share before cumulative effect of accounting changes(3)	(1.51)	0.65	(0.33)	(2.41)	3.64
Diluted net income (loss) per share(3)	(1.51)	(0.01)	(0.33)	(2.44)	3.64
Shares used in computing unaudited pro forma net income (loss) per share
Basic(2)	76,636	76,636	76,636	76,636	81,432
Diluted(3)	76,636	77,123	76,636	76,636	82,151

Consolidated Balance Sheet Data

	December 31,
	2000	2001	2002	2003	2004
	(Unaudited)	(Audited)
	(In thousands)
Assets
Cash and cash equivalents	$164	$835	$3	$41	$63,134
Accounts receivable, net of allowance for doubtful accounts	147,082	313,966	150,915	132,329	14,015
Receivable from affiliate	—	—	—	—	372,116
Receivables from employees	2,544	1,360	2,080	2,480	1,634
Film inventories, net	516,019	444,207	477,613	427,463	519,926
Property, plant and equipment, net of accumulated depreciation and amortization	11,505	13,250	20,632	89,777	85,997
Deferred costs, net of amortization	—	—	1,986	1,641	3,741
Deferred taxes, net	—	—	—	—	93,343
Goodwill	25,998	26,462	26,462	26,462	34,216
Other assets	299	298	578	1,644	11,881

Total assets	$703,611	$800,378	$680,269	$681,837	$1,200,003

Liabilities and Stockholders’ Equity (Deficiency)
Accounts payable	$5,323	$13,382	$1,994	$1,615	$4,414
Payable to stockholder	—	—	—	—	70,643
Accrued liabilities	76,009	122,235	117,902	101,993	58,968
Other advances and unearned revenue	27,568	11,090	32,902	38,684	18,892
Obligations under capital leases	5,595	5,001	4,375	3,732	2,993
Debt allocated by DreamWorks Studios	105,999	168,461	313,814	418,379	—
Universal Studios advance	—	—	32,295	50,325	75,000
Other debt	—	—	—	76,612	139,207

Total liabilities	220,494	320,169	503,282	691,340	370,117
Non-controlling minority interest	—	—	—	2,941	2,941
Stockholders’ equity (deficiency)	483,117	480,209	176,987	(12,444)	826,945

Total liabilities and stockholders’ equity (deficiency)	$703,611	$800,378	$680,269	$681,837	$1,200,003

(1)	Pro forma income (loss) before cumulative effect of accounting changes and pro forma net income (loss) represents the amounts that would have been recorded had we been incorporated and paid taxes historically.
(2)	For each of the years in the four year period ending December 31, 2003, pro forma basic share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for all periods presented. For the year ended December 31, 2004, the pro forma basic per share amounts are calculated using the weighed average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for the entire period and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding.
(3)

Pro forma diluted per share amounts for each of the years in the four year period ending December 31, 2003 are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for all periods presented, excluding, because their effect would be anti-dilutive, the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation. For the year ended December 31, 2004, the pro forma diluted share amount is calculated using the weighted average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, plus the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation (using the treasury stock method) and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding plus 1,418,000 shares of Class A common stock which underlie equity-based compensation awards converted at the Separation as well as those issued during the period (using the treasury stock method), excluding the dilutive impact of 1,020,952 shares of restricted stock granted to certain named executive officers that had performance criteria that were not set by our compensation committee until January 2005 and 1,020,952 shares of performance compensation awards issued in January 2005 to certain named executive officers.

PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The pro forma consolidated statement of operations was prepared (i) as if the Distribution Agreement had become effective on January 1, 2004 and had been in effect in all periods since and (ii) as if we had been taxable as a corporation since January 1, 2004.

The pro forma adjustments are based upon available information and assumptions that we believe are reasonable and do not give effect to any transactions other than those mentioned above, including those contemplated by the Services Agreement. Please see the notes to our pro forma consolidated statement of operations for a more detailed discussion of how the adjustments described above are presented in our pro forma consolidated statement of operations.

The primary effect on our pro forma combined statement of operations of giving pro forma effect to the Distribution Agreement as of January 1, 2004 is that we recognize revenue net of (i) DreamWorks Studios’ 8.0% distribution fee and (ii) the distribution and marketing costs that DreamWorks Studios incurs for our films. In fiscal 2004, this results in a substantial reduction to our revenue. In addition, our costs of revenue decline because we no longer incur distribution and marketing costs, including third-party distribution and fulfillment services fees. Also, selling, general and administrative expenses are reduced because we are no longer allocating overhead costs related to DreamWorks Studios’ marketing and distribution departments, nor do we otherwise incur such costs.

As a result of the timing differences arising from giving effect to the Distribution Agreement, to the extent distribution and marketing costs were incurred during the year ended December 31, 2004 but the related film will not be released until after December 31, 2004 (as is the case with Madagascar), the costs are deducted in our pro forma costs of revenue but there is no corresponding reduction to pro forma revenue.

The pro forma effects of the Distribution Agreement also shift the timing of amortization of film inventory from period to period, although the total amount of film inventory amortized does not change. Under the Distribution Agreement, we recognize revenue from our films net of the distribution fee and the distribution and marketing costs that DreamWorks Studios incurs. Because amortization of film inventory is based on the ratio that current period actual revenue bears to estimated remaining unrecognized revenue, the pro forma reductions in revenue result in pro forma changes in film amortization for the periods presented.

The pro forma consolidated statement of operations also includes a provision for pro forma income tax to reflect federal income taxes that we would have been required to pay had we been a taxable corporation since January 1, 2004. These pro forma federal income taxes are separate from and in addition to the foreign withholding taxes and state franchise taxes shown in our historical financial statements.

The following pro forma consolidated statement of operations has been derived from the consolidated financial statements included elsewhere in this report and does not purport (i) to represent what our financial position and results of operations actually would have been had we been a stand-alone taxable corporation operating under the Distribution Agreement for the periods presented or (ii) to project our financial performance for any future period.

DREAMWORKS ANIMATION

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

	Historical	Adjustments		Pro Forma
	(In thousands except per share data)

Operating revenue(1)	$1,078,160	$(274,905)		$803,255
Costs of revenue	566,209	(292,151	)(2)	274,058

Gross profit (loss)	511,951	17,246		529,197
Selling, general and administrative expenses	73,608	(12,160	)(3)	61,448

Operating income (loss)	438,343	29,406		467,749
Interest income (expense), net	(15,402)	—		(15,402)
Other income (expense), net	385	—		385

Total income (loss) before income taxes	423,326	29,406		452,732
Provision for income taxes	(90,326)	(21,053	)(4)	(111,379)

Net income (loss)	$333,000	$8,353		$341,353

Pro forma:
Basic net income per share(5)	$4.09			$3.32
Diluted net income per share(6)	$4.05			$3.27
Shares used in computing pro forma:
Basic net income per share(5)	81,432			102,810
Diluted net income per share(6)	82,151			104,520

(1)	Reflects the reduction in operating revenue that would have occurred had the Distribution Agreement been in effect as of January 1, 2004. Under the terms of the Distribution Agreement, DreamWorks Studios would have been entitled to retain a distribution fee equal to 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) with respect to our films, of approximately $43.1 million. DreamWorks Studios would also have been entitled to recoup distribution and marketing costs out of this revenue in the amount of approximately $231.8 million.
(2)	In addition to the other adjustments noted in the following paragraph, the pro forma adjustment reflects a reduction in distribution and marketing costs of approximately $233.5 million, as these costs are borne by DreamWorks Studios under the terms of the Distribution Agreement. This amount does not match the $231.8 million of marketing and distribution costs noted in footnote 1 above that DreamWorks Studios would have recouped under the Distribution Agreement. To the extent distribution and marketing costs were incurred during 2004 prior to October 1, 2004 (the effective date of the Distribution Agreement), but the related film will be released in 2005, the costs are deducted in our pro forma costs of revenue but there is no corresponding reduction to pro forma revenue.

In addition, the pro forma adjustment to cost of revenues reflects the elimination of distribution and fulfillment services fees payable primarily to Universal Studios and CJ Entertainment, in the amount of approximately $21.5 million, as these costs are solely borne by DreamWorks Studios pursuant to the Distribution Agreement. The pro forma adjustment to cost of revenues also reflects a decrease in production costs amortization of approximately $37.2 million as, under the individual-film-forecast-computation-method, the revenue that we would have recognized in this period would have represented a lower proportion of the total revenue that we would have estimated our released films to ultimately produce.

(3)	Reflects the elimination of allocated overhead costs that are primarily related to the salaries and benefits of employees in DreamWorks Studios’ distribution and marketing departments, as these costs are solely borne by DreamWorks Studios pursuant to the Distribution Agreement.

(4)	Reflects federal and state income taxes that we would have been required to pay, if any, had we been a taxable corporation for the entire year.
(5)	Pro forma basic net income per share is calculated using the weighted average number of shares of common stock outstanding from the Separation through December 31, 2004 as if such shares were outstanding for the entire year.
(6)	Pro forma diluted net income per share is calculated using the weighted average number of shares of common stock outstanding from the Separation Date through December 31, 2004 as if such shares were outstanding for the entire year plus the impact of 1,710,000 shares of Class A common stock which underlie equity based compensation awards (using the treasury method) as if such shares were outstanding for the entire year, excluding the dilutive impact of 1,020,952 shares of restricted stock to certain named executive officers that had performance criteria that were not set by our compensation committee until January 2005 and 1,020,952 shares of performance compensation awards issued in January 2005 to certain named executive officers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Item 1—Business—Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, our unaudited pro forma consolidated statement of operations and the notes to our unaudited pro forma statement of operations included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Item 1—Business—Risk Factors” and included in other portions of this report.

Overview

Our business (the “Animation Business”) includes the development, production and exploitation of animated films in the domestic and international theatrical, home video, television and other markets, as well as consumer products activities. Prior to the Separation Date, we were a division of DreamWorks Studios and our operations were conducted through DreamWorks Studios. DreamWorks Studios is a limited liability company formed in 1994 that, prior to October 27, 2004, engaged primarily in the businesses of developing, producing and distributing live action and animated feature films. As a result of the Separation, the assets and liabilities that comprised the Animation Business were transferred to DreamWorks Animation SKG, Inc., the entity through which we now conduct our business. Prior to the Separation, our assets, liabilities and operating results were included in DreamWorks Studios’ financial statements.

We have theatrically released a total of nine animated feature films, including Antz, Shrek, Shrek 2 and Shark Tale. We have a substantial number of projects in development that are expected to fill our release schedule through 2007 and beyond. The table below lists our next six films and their anticipated release schedule.

•	Madagascar (release on May 27, 2005)

•	Wallace and Gromit: Curse of the Were Rabbit (release on October 7, 2005)

•	Over the Hedge (release on May 19, 2006)

•	Flushed Away (release in fall 2006)

•	Shrek 3 (release in May 2007)

•	Bees (release in fall 2007)

Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

Our audited consolidated financial statements, which are discussed below, reflect the historical financial position, results of operations and cash flows of the Animation Business transferred to us on October 27, 2004 and thereafter operated by us as a stand-alone company. The financial information, however, does not reflect what our financial position, results of operations and cash flows will be in the future or what our financial position, results of operations and cash flows would have been in the past had we been a separate, stand-alone company prior to October 27, 2004.

Sources of Revenue

Our feature films are the source of substantially all of our revenue, which is derived through their worldwide exploitation in sequential domestic and international distribution channels, typically beginning with domestic theatrical exhibition. Historically, we have released an average of one film per year. In 2004, we released two films—Shrek 2 and Shark Tale—and we expect to continue theatrically releasing an average of two CG animated films per year in the future, except in 2005, when we expect to release one CG animated film and one stop motion animated film produced by Aardman Animations (described below). Prior to the effectiveness of the Distribution Agreement, our principal sources of revenue were the domestic and international theatrical, home video and television markets, although we also derived revenue from ancillary sources, such as through the merchandising and licensing of our characters and films. Under the Distribution Agreement, which is described below, DreamWorks Studios uses film receipts to recover the distribution and marketing expenses it incurs for the film and to cover its distribution fee relating to these markets. Accordingly, we only record revenue from film receipts to the extent it exceeds these costs. As a result, we expect that our revenue will be principally derived from the home video and television markets and from the same ancillary sources as in the past, and we expect that domestic and international theatrical receipts will principally be used by DreamWorks Studios to recover distribution and marketing expenses. Because DreamWorks Studios recoups distribution and marketing costs and its distribution fee before we recognize any revenue, our revenue will be significantly lower than it would have been had we not entered the Distribution Agreement.

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

Our films are distributed in foreign countries and, in recent years, we derived approximately one-third of our revenue from foreign sources. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flow. Due to the nature of the distribution agreements that have been in place at DreamWorks Studios, whereby DreamWorks Studios has not been responsible for collecting foreign currency, there is a relatively short period between revenue recognition and cash payment under those agreements. As a result, neither we nor DreamWorks Studios generally have hedged foreign currency exchange risks associated with those distribution agreements (although we have used hedging transactions in connection with foreign currency denominated production costs), and we do not expect to do so in the future.

Our historical financial statements do not reflect any material allocations of revenue from DreamWorks Studios and we do not expect any material allocations in the future.

Costs of Revenue and Selling, General and Administrative Expenses

Historically, our costs of revenue included distribution and marketing costs; third-party distribution and fulfillment services fees; the amortization of capitalized production, overhead and interest costs; contingent compensation and residual costs; and write-offs of film inventory for films not expected to be released and released films not expected to recoup their capitalized costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses described below under “—Allocations,” net of expenses included in capitalized overhead. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production costs and distribution and marketing costs. See “Item 1—Business—Risk Factors—The costs of producing and marketing feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.”

Distribution and marketing costs consist primarily of the costs of advertising, preparing release prints and manufacturing home video units. The costs of advertising a CG animated feature film for the theatrical market are significant and typically involve national and target market media campaigns, as well as public appearances of the film’s stars. In addition, there are significant advertising costs associated with other distribution channels, such as home video marketing.

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

Under the Distribution Agreement, our costs of revenue include the amortization of capitalized production, overhead and interest costs, contingent compensation and residual costs and write-offs of film inventory for unreleased films, but generally do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs are included in our costs of revenue only to the extent that we cause DreamWorks Studios to make additional expenditures in excess of agreed amounts or to the extent we become obligated under the Universal Agreements. See “Item 1—Business—How We Distribute, Promote and Market our Films—Distribution Agreement” and “Item 1—Business—How We Distribute, Promote and Market our Films—DreamWorks Studios’ Agreements with Universal Studios.”

Our selling, general and administrative expenses no longer include allocated costs of DreamWorks Studios’ selling and marketing departments. After the Separation, our selling, general and administrative expenses include payments to DreamWorks Studios under the Services Agreement described below for services it provides to us, as well as costs we incur for providing the services on our own, net of reimbursement for services we provide to DreamWorks Studios under the Services Agreement. We have incurred additional general and administrative expenses as a result of becoming a public company.

Distribution Agreement

We entered into several agreements with DreamWorks Studios in connection with the Separation, including the Distribution Agreement. For a more detailed description of this agreement, please see “Item 1—Business—How We Distribute, Promote and Market our Films—Distribution Agreement.”

Pursuant to the Distribution Agreement, we granted to DreamWorks Studios the exclusive right to distribute all of our completed animated feature films, including our previously released films, throughout the world that are available for delivery through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010. However, in general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approve (such as the Universal Agreements and DreamWorks Studios’ existing arrangements with CJ Entertainment and Kadokawa Entertainment). In addition, even if we terminate our distribution relationship with DreamWorks Studios, our existing and future films generally will still be subject to the terms of pre-approved agreements. DreamWorks Studios is responsible for (1) the domestic and international theatrical exhibition of our films, (2) the domestic and international home video exhibition of our films and direct-to-video pictures, (3) the domestic and international television licensing of our films, including pay-per-view, pay television, network, basic cable and syndication, (4) non-theatrical exhibition of our films, such as on airlines, in schools and in armed forces institutions. DreamWorks Studios has also been granted Internet, radio (for promotional purposes only) and new media rights with respect to our films. We retain all other rights to exploit our films, including the right to make sequels and commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing, soundtrack, radio, legitimate stage and theme park rights. However, to the extent we wish to exploit theme park rights, we will only do so through Universal Studios for so long as Steven Spielberg has certain contractual relationships with us or if he, his wife, his or her issue (or trusts for the primary benefit of any of them) or a private charitable foundation organized by him and/or his wife directly or indirectly owns or controls our Class A common stock.

DreamWorks Studios is directly responsible for the initial U.S. theatrical release of all of our animated films, but may engage one or more sub-distributors and service providers for all other markets, subject to our prior written approval with respect to entities not currently so engaged by DreamWorks Studios. Pursuant to the Distribution Agreement, we are solely responsible for all of the costs of developing and producing our animated feature films and for contingent compensation and residual costs. DreamWorks Studios is responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units and distribution and fulfillment services fees payable to third-parties), advertising, marketing, publicizing and promotion of the films, and has agreed to make expenditures consistent with historical levels with respect to our films. If we make a good faith determination that the expenditure of additional distribution and marketing amounts will enhance a film’s gross receipts, we may cause DreamWorks Studios to spend additional amounts. In such a case, we will be solely responsible for advancing such additional amounts to DreamWorks Studios for those additional expenditures and we will expense such additional costs in the period in which they are incurred. The Distribution Agreement also provides that DreamWorks Studios is entitled to (i) retain a fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs prior to our recognizing any revenue. Once DreamWorks Studios acquires the license to distribute one of our animated films or direct-to-video pictures, it has the right to exploit the animated film or direct-to-video film in the manner described above for 16 years from initial general theatrical release or 10 years from initial direct-to-video release.

Under the terms of the Distribution Agreement, all amounts received by DreamWorks Studios from sub-distributors are payable by DreamWorks Studios to us within three business days from the date received by DreamWorks Studios. (In general, sub-distributors remit 30% of applicable home video net receipts to DreamWorks Studios within 60 days from the end of the month in which applicable home video shipments were billed and the remaining 70% within 90 days from the end of the month in which applicable home video shipments were billed). All other applicable net receipts received by DreamWorks Studios are due to us 30 days after the end of the month in which such receipts were received by DreamWorks Studios.

Allocations and Services

As an operating division of DreamWorks Studios prior to October 27, 2004, we have historically been allocated a portion of DreamWorks Studios’ total overhead expenses incurred prior to the Separation for the marketing and distribution of all DreamWorks Studios’ films (including our films), and for corporate functions, such as executive management, finance, accounting, legal, human resources, facilities management, insurance and information technology. In general, these allocations were calculated based on the percentage that our films, headcount, revenue or other criteria constituted of the total films, headcount, revenue or other criteria of DreamWorks Studios (which amounts include our films, headcount, revenue or other criteria).

Services Agreement.    In connection with the Separation, we entered into the Services Agreement with DreamWorks Studios in connection with certain services DreamWorks Studios provides to us. These include (i) risk management; (ii) information systems management; (iii) payroll services; (iv) legal and business affairs advisory and consulting services; (v) human resources administration; (vii) certain procurement services and (viii) other general support services. We provide DreamWorks Studios with certain services under the Services Agreement, including information technology procurement, office space and facilities management services. The Services Agreement requires both parties to reimburse the other party for its actual costs incurred, plus 5%.

Worldwide Marketing and Distribution:    Certain overhead expenses for the marketing and distribution of our films were historically allocated to us by DreamWorks Studios. These costs include the salaries, fringe benefits and operating expenses of the employees in DreamWorks Studios’ theatrical, home video, marketing and television sales/distribution departments. The allocation of the overhead associated with these functions was based on several factors, including: (1) marketing costs incurred for our films as a percentage of marketing costs incurred for all DreamWorks Studios’ films in a given year; (2) the number of films we released as a percentage of all DreamWorks Studios’ films released in a given year and (3) estimates of time spent on our releases as a percentage of time spent on all DreamWorks Studios’ releases in a given year. Although DreamWorks Studios historically allocated a portion of the overhead costs of these departments to us, these services are now provided to us pursuant to the Distribution Agreement.

Executive Management:    Executive management expense is comprised of the expenses relating to DreamWorks Studios’ principals, chief operating officers, and their respective administrative staffs, including costs associated with transportation. These costs were historically allocated to us based on a combination of (1) revenue generated by us as a percentage of DreamWorks Studios’ consolidated revenue in a given year and (2) our headcount as a percentage of DreamWorks Studios’ consolidated headcount in a given year. As a result of Separation, we directly incur executive management expense, including costs associated with transportation.

Finance and Accounting:    DreamWorks Studios historically allocated accounting and finance services related costs, including the costs of financial systems, to us based on several factors, including: (1) revenue generated by us as a percentage of DreamWorks Studios’ consolidated revenue in a given year; (2) our headcount as a percentage of DreamWorks Studios’ total headcount in a given year and (3) time spent on our finance projects as a percentage of time spent on all DreamWorks Studios’ finance projects in a given year. As a result of the Separation, we directly incur the costs of some accounting and finance services, such as strategic planning, financial reporting, treasury and investor relations. Other accounting and finance services, such as billing and collection of receivables (except receivables derived from rights retained by us, such as licensing and merchandising rights) and contingent compensation and residual reporting oversight services, are provided pursuant to the Distribution Agreement. As a result, DreamWorks Studios no longer allocates any of these costs to us. However, DreamWorks Studios provides other accounting services to us, such as payroll, pursuant to the Services Agreement.

Legal and Business Affairs:    Costs related to legal and business affairs services, other than outside legal fees and film specific trademark related expenses that were directly charged to us were historically allocated to us based on actual time spent by DreamWorks Studios’ attorneys on matters related primarily to us or our films. As a result of the Separation, we directly incur the costs of most legal and business affairs services, either through our employees or through our direct retention of outside legal counsel. However, attorneys employed by DreamWorks Studios provide some legal and business affairs services, such as work related to employment and music law, to us under the Services Agreement. We reimburse DreamWorks Studios for these services pursuant to the Services Agreement.

Human Resources:    DreamWorks Studios historically allocated some human resources costs, including management, benefits administration and employee relations to us based on our headcount as a percentage of the consolidated headcount of DreamWorks Studios. Other costs related to human resources, such as recruiting and relocation costs, were directly incurred by us. As a result of the Separation, we directly incur the costs associated with human resources management and employee relations. DreamWorks Studios provides other services, such as benefits management, for which we reimburse DreamWorks Studios pursuant to the Services Agreement.

Occupancy and Facilities Management:    The costs of facilities management and mail services were allocated to us historically based on the square footage that we occupied at our Glendale animation campus and our Redwood City production facility as a percentage of total square footage of all DreamWorks Studios’ facilities. As a result of the Separation, we incur the costs of facilities management and mail services directly. We charge a portion of our occupancy and facilities management costs to DreamWorks Studios pursuant to the Services Agreement.

Insurance:     Property insurance premiums were historically allocated to us based on our insurable asset values as a proportion of DreamWorks Studios’ total insurable asset values, based on the asset’s fair market or replacement value as determined at the time of premium renewal. The insurance premiums for policies such as errors and omissions, directors and officers, travel, and excess liability, were historically allocated to us based on (1) our headcount as a percentage of the consolidated headcount of DreamWorks Studios in a given year and (2) the number of films we have released as a percentage of all DreamWorks Studios’ films released in a given year. After the Separation, we began directly incurring all insurance costs.

Information Technology:    DreamWorks Studios historically allocated to us the costs of network infrastructure and administrative desktop computer support. This allocation was based on our headcount as a percentage of total DreamWorks Studios’ headcount, in each case excluding the headcount of our Redwood City facility, as the costs related to Redwood City were directly incurred by us. As a result of the Separation, DreamWorks Studios provides network infrastructure and administrative desktop support services to us, and we reimburse DreamWorks Studios for these services pursuant to the Services Agreement. For telecommunications, we were historically allocated a fixed fee for every telephone user, which includes the costs of the equipment and related maintenance and support costs. We were charged for actual local and long distance usage.

Other Allocations:    We were historically allocated certain other costs, including (1) costs to track, deliver and store various film and film related content (for example, film elements, photos and artwork); (2) costs to oversee dubbing of our films and (3) costs to oversee the placement of musical content in our films. As a result of the Separation we directly incur some of these costs, such as the placement of musical content in our films. DreamWorks Studios provides some of these services to us, such as the dubbing of our films, as set forth in the Distribution Agreement. Other of these services, such as the costs of storing various film and film related content, are provided to us, and we reimburse DreamWorks Studios pursuant to the Services Agreement.

Debt, Interest and Other Expense Allocations:    DreamWorks Studios historically allocated to us debt and interest expense associated with its debt, and other income and expense associated with its interest rate swap agreements. This allocation was based on the proportion of capital invested in our films in production as a percentage of total capital invested by DreamWorks Studios in all films in production. A portion of this allocated interest expense was capitalized to film inventory. In connection with the Separation, we did not assume any obligations with respect to any of DreamWorks Studios’ interest rate swap agreements. In the future, to the extent we incur debt and interest expense, we will do so directly.

Critical Accounting Policies

Revenue Recognition

Both historically and under the Distribution Agreement, we have recognized and will recognize revenue from the distribution of our animated feature films when earned, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Revenue from the theatrical distribution of films is recognized at the later of (i) when films are exhibited in theaters or (ii) when theatrical revenues are reported to us by third parties, such as third party distributors.

Revenue from the sale of home video units is recognized at the later of (i) when product is made available for retail sale or (ii) when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. We follow the practice of providing for future returns of home video product at the time the products are sold. We calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although we allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, as other factors, such as our historical experience with similar types of sales, information we receive from retailers, and our assessment of the products appeal based on domestic box office success and other research, are more important in estimating returns. Generally, payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home video product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

Revenue from both free and pay television licensing agreements are recognized at the time the production is made available for exhibition in those markets.

Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licenses or cash is received.

For periods prior to October 1, 2004 (the effective date of the Distribution Agreement), we recognized revenue from our films net of reserves for returns, rebates and other incentives. Under the Distribution Agreement, we are entitled to recognize revenue net of reserves for returns, rebates and other incentives after DreamWorks Studios (i) retains a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovers all of its distribution and marketing costs with respect to our films. As of October 1, 2004, DreamWorks Studios began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date, regardless of whether the revenue relates to a film released prior to the effective date of the Distribution Agreement and regardless of whether it has recouped the distribution and marketing expenses related to that film that it has incurred.

Because DreamWorks Studios is the principal distributor of our films, in accordance with the SOP, the amount of revenue that we recognize from our films in any given period following the effective date of the Distribution Agreement depends on the timing, accuracy and sufficiency of the information we receive from DreamWorks Studios. Although DreamWorks Studios has agreed to provide us with the most current information available to it to enable us to recognize our share of revenue, we may make adjustments to that information based on our estimates and judgments. For example, we may make adjustments to our revenue derived from home video units for estimates on return reserves, rebates and other incentives that may differ from those that DreamWorks Studios recommends. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. We also review expense estimates and may make adjustments to these estimates in order to ensure that our revenue and gross margin are accurately reflected in our financial statements. In addition, as is typical in the movie industry, our distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on our operating results in later periods.

Costs of Revenue

Film Production Costs.    We capitalize film production costs to film inventories in production in accordance with the provisions of the SOP. Direct film production costs include costs to develop and produce CG animated films, which primarily consists of salaries and fringe benefits for animators and voice talent, equipment and other direct operating costs. Production overhead, a component of film inventory, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. In addition to the films being produced, we are also working on the development of several new projects. Costs of these projects are capitalized as film inventories in development in accordance with the provisions of the SOP and are transferred to film inventories in production when a film is set for production. We evaluate each project in development and production on a quarterly basis to determine whether capitalized costs are in excess of our estimate of fair value. If they are in excess, then we write-off the excess cost and reflect these in costs of revenue. In addition, after three years, if the project is still in development and has not been set for production, it is written off and reflected in costs of revenue.

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

We expect that, in periods following the effectiveness of the Distribution Agreement, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we have historically recognized in similar periods, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue to Ultimate Revenue.

Marketing and Distribution Expenses.    The costs of marketing a film consist primarily of prints and advertising costs, as well as third-party distribution and fulfillment services fees. Print costs are expensed upon the theatrical release of a film, and advertising and third-party distribution and fulfillment services fees are expensed as incurred in accordance with the SOP and are included in costs of revenue. Third-party distribution and fulfillment services fees have historically included fees earned by our distributors and fulfillment services providers, which in the periods up to the effectiveness of the Distribution Agreement were primarily Universal Studios and CJ Entertainment. Manufacturing costs (including duplication and replication) related to home video units are expensed when the related product revenue is recognized. We periodically evaluate inventories of such products for impairment and obsolescence and make appropriate adjustments to their carrying value as necessary. Although our historical financial statements include these costs, as described above, pursuant to the Distribution Agreement, DreamWorks Studios is generally responsible for all costs associated with the distribution and marketing of our films. Accordingly, in the future, our costs of revenue will be lower than historical because they will not include distribution and marketing costs and third-party distribution and fulfillment services fees. Our revenue will also be lower because it will be net of the distribution and marketing costs that DreamWorks Studios recoups, as well as its 8.0% distribution fee.

Selling, General and Administrative Expenses

Selling, general and administrative expenses generally consist of general and administrative expenses, including allocations (historically), depreciation and non-film amortization, net of expenses included in capitalized overhead. General and administrative expenses consist of salaries, rent and other allocated overhead costs as described in allocations above. Capitalized overhead generally represents the salaries of individual employees or entire departments with exclusive or significant responsibilities for the production of our films, which we capitalize and include in production costs as described above.

In connection with the Separation, we issued various equity awards to our employees and advisors, as well as to employees of DreamWorks Studios as described below. We issued fully vested shares to our and DreamWorks Studios’ employees who had fully vested awards granted by DreamWorks Studios on an equivalent value basis. Outstanding unvested equity awards previously issued by DreamWorks Studios were exchanged for equity awards granted by us with the same intrinsic value and remaining vesting terms. We recorded deferred compensation related to grants of unvested restricted stock awards to our employees of approximately $33.2 million that will be amortized on a straight-line basis over a four to seven year period. Of this amount, $1.0 million was amortized to expense in the fourth quarter of 2004. In addition, we issued fully vested stock to certain of our employees and advisors upon the consummation of our initial public offering, and recorded an expense of $20.0 million during the fourth quarter of 2004. We accounted for the vested and unvested equity awards granted to employees of DreamWorks Studios as a dividend to DreamWorks Studios of $31.9 million determined based on the fair value of the awards at the date of grant. In addition, as of January 1, 2005, we began expensing all unvested stock options.

We currently estimate that our compensation expense for the year ended December 31, 2005 will be approximately $25.0 million for equity awards granted to date. Changes to our underlying stock price or satisfaction of performance criteria could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

Changes to our underlying stock price or satisfaction of performance criteria could significantly impact compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

Interest Expense and Other Income and Expense

Interest expense and other income and expense historically included allocations of interest expense and other income and expense associated with DreamWorks Studios’ debt and its interest rate swap agreements, and other non-operating income and expense. Following effectiveness of the Distribution Agreement, we incur these expenses directly.

Property, Plant and Equipment

Property, plant and equipment are recorded at the lower of cost or fair value and are depreciated on a straight-line method over the estimated useful lives of such assets. Property, plant and equipment consist primarily of our Glendale animation campus, leasehold improvements associated with our Redwood City facility, furniture and computer equipment.

Provision for Income Taxes

Prior to the Separation, DreamWorks Studios paid no federal income taxes as an entity as the operations of DreamWorks Studios were included in the taxable income of its individual members. The tax expense in our consolidated statements of operations, through the Separation Date, principally represents foreign withholding taxes and state franchise taxes. Effective as of the Separation, we are subject to federal taxation as a corporation and will be filing separate tax returns. We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates and a change in tax status is recognized in income in the period that includes the enactment date.

At the time of the Separation, entities controlled by Paul Allen entered into a series of transactions that resulted in a partial increase in the tax basis of our tangible and intangible assets. This partial increase in tax basis is expected to reduce the amount of tax that we may pay in the future, to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to an entity controlled by Paul Allen 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. At the time of the Separation, the increase in the tax basis of the assets was approximately $1.64 billion, resulting in a deferred tax asset of approximately $620 million. A substantial portion of these potential tax benefits may be realized over approximately 15 years. As a result of taxable income generated by us from the Separation Date through December 31, 2004, we expect to realize $6.5 million in tax benefits as a result of the increased basis in the assets for the period from October 28, 2004 through December 31, 2004. We also currently expect to receive a tax benefit of $76.6 million in future years, as management has determined that the benefits can be realized through a refund of taxes paid in 2004. Accordingly, we recorded a liability to an entity controlled by Paul Allen of approximately $70.6 million representing 85% of these recognized benefits. All transactions described in this section with an entity controlled by Paul Allen have been recognized as a component of stockholders’ equity and have not impacted our operating results.

Results of Operations

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

For the year ended December 31, 2004, our results were primarily driven by the domestic theatrical release of Shrek 2 and Shark Tale, and from home video sales of Shrek 2. This was partially offset by advertising and print costs associated with the release of Shrek 2 and Shark Tale.

Revenue.    For the year ended December 31, 2004, revenue increased by $777.2 million, from $301.0 million to $1,078.2 million, as compared to the year ended December 31, 2003. Film revenue for the year ended December 31, 2004 was primarily driven by the success of Shrek 2 in the worldwide theatrical and home video markets. In 2004, Shrek 2 generated total revenue of $790.4 million, including revenue earned through merchandising and licensing. Shark Tale, which had its domestic theatrical release in the fourth quarter of 2004, generated total revenue of $62.3 million in 2004. Our film library contributed $144.3 million of revenue in 2004 primarily from the $116.8 million of revenues from Shrek in the worldwide home video and international television markets.

Since the revenues we recognized in the fourth quarter of 2004, including all revenues recognized from the theatrical release of Shark Tale and the home video release of Shrek 2, followed the effectiveness of the Distribution Agreement, the amount of revenue that we recognized in the fourth quarter of 2004 was substantially less than the amounts that we would have recognized if the Distribution Agreement had not been in effect, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. In addition, the revenues we recognized in the fourth quarter with respect to Shark Tale were higher than what our revenues would have been had the

Distribution Agreement been in effect prior to the time that any marketing and distribution expenses were incurred with respect to Shark Tale, which, had the Distribution Agreement been in effect, would have been recouped by DreamWorks Studios prior to our recognizing such revenues.

Film revenue for the year ended December 31, 2003 was derived primarily from our film library in the worldwide home video and television markets which generated revenues of $151.1 million, the majority of which was generated by Shrek and Chicken Run. Film revenue for the year ended December 31, 2003 was also derived from the worldwide theatrical and home video release of Sinbad: Legend of the Seven Seas which generated total revenue of $78.9 million and worldwide home video and domestic pay television revenue from Spirit: Stallion of the Cimarron, in the amount of $67.3 million. The substantially higher revenue in the year ended December 31, 2004 as compared to 2003 was primarily due to the success of Shrek 2.

Costs of Revenue.    Costs of film revenue were $566.2 million in the year ended December 31, 2004, as compared to $439.0 million in the year ended December 31, 2003. For the year ended December 31, 2004, marketing and distribution costs incurred in connection with the release of Shrek 2 and Shark Tale were substantially higher than those incurred for all films in the same period of 2003. When comparing the year ended December 31, 2004 and 2003, however, the effect of the higher marketing costs for Shrek 2 and Shark Tale in 2004 is offset by the fact that, following the effectiveness of the Distribution Agreement, our costs of revenue are lower in the fourth quarter of 2004 than they would have been had the Distribution Agreement not been put into effect because they do not include marketing and distribution costs and third-party distribution and fulfillment services fees. In addition, the higher marketing costs for Shrek 2 and Shark Tale are offset by an inventory write-down in the year ended December 31, 2003. For the year ended December 31, 2003, we recorded a pre-release write-down for a change in the estimated fair value of unamortized film inventory for Sinbad: Legend of the Seven Seas, which was released on July 2, 2003. Amortization for released films as a percentage of film revenue in the year ended December 31, 2004 was 28%, compared to 62% for the year ended December 31, 2003, which includes the impact of the pre-release write-down of Sinbad: Legend of the Seven Seas. Amortization of film inventory as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. In addition, following the effectiveness of the Distribution Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we have historically recognized in similar periods, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to Ultimate Revenue for the film.

The decline in amortization of film inventory as a percentage of film revenue for the year ended December 31, 2004 was primarily due to the change in the mix of films earning revenue. Shrek 2, which has a low amortization percentage due to the size of its Ultimate Revenue in comparison to its capitalized costs, earned substantially more revenue than any of our other films in the year ended December 31, 2004. This resulted in a lower overall amortization percentage when compared to the year ended December 31, 2003, where we had the pre-release write-down of Sinbad: Legend of the Seven Seas and substantial revenue was earned from Spirit: Stallion of the Cimarron, which had a higher amortization percentage due to the higher ratio of its capitalized costs to its Ultimate Revenue.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $73.6 million (including $21.4 million of stock compensation expense) for the year ended December 31, 2004 as compared to $29.3 million (including a stock compensation credit of $2.3 million) for the year ended December 31, 2003. Net of the stock compensation costs for 2004 and 2003, this $20.6 million increase was primarily due to legal and outside consulting costs related to the Separation and employee bonuses in recognition of the success of Shrek 2 and Shark Tale, which was a combined expense of $13.0 million and an increase in personnel and professional services fees in our legal, finance, investor relations and information technology functions in order to accommodate the increased demands of a public company.

Stock Compensation Expense

Stock compensation expenses were $21.4 million for the year ended December 31, 2004 as compared to a stock compensation credit of $2.3 million for the year ended December 31, 2003, which reflected a reduction in the redemption value of the underlying awards. The increase in stock compensation expense resulted from the fact that we recorded deferred compensation related to grants of unvested restricted stock awards of approximately $33 million of which $1.0 million was amortized to expense in the fourth quarter of 2004. In addition, we granted fully vested stock to certain employees and advisors and recorded an expense of $20.0 million in the fourth quarter of 2004.

Interest and Other Income (Expense).    Total interest expense net of other income was $15.0 million for the year ended December 31, 2004 as compared to total interest expense and other expense of $15.5 million for the year ended December 31, 2003. This $0.5 million net decrease in expense was primarily due to a decrease in expense from interest rate swap agreements allocated from DreamWorks Studios of $10.0 million and lower interest expense from allocated DreamWorks Studios debt of $2.6 million. This was partially offset by increased interest expense from the Universal advance of $5.5 million and by a non-recurring settlement in 2003 unrelated to our core business and by other income recognized in 2003 in connection with preferred vendor arrangements.

Provision for Income Taxes

For the year ended December 31, 2004 we recorded actual income tax expense of $90.3 million which represents U.S Federal and State income taxes incurred from the Separation Date through December 31, 2004, and foreign taxes for the entire year. In 2004 our effective tax rate of 21.3% was significantly lower than the statutory tax rate primarily because of our pre-Separation income not being subject to tax and a reduced valuation allowance on our net deferred tax assets. For 2005 we anticipate our effective tax rate to be approximately 38%. See footnote 13 of the accompanying audited consolidated financial statements contained herein for further discussion.

Operating Results.    The year ended December 31, 2004 resulted in operating income of $438.3 million and net income of $333.0 million, as compared to operating losses of $167.3 million and a net loss of $187.2 million for the year ended December 31, 2003. This was primarily due to substantial profits generated from the success of Shrek 2 in the worldwide theatrical and home video markets In addition, for the year ended December 31, 2003, we recorded a write-down for a change in the estimated fair value of unamortized film inventory for Sinbad: Legend of the Seven Seas.

Year Ended December 31, 2003, Compared to the Year Ended December 31, 2002

Revenue.    For the year ended December 31, 2003, revenue decreased by $133.3 million, or 31%, to $301.0 million from $434.3 million for the year ended December 31, 2002. Film revenue for the year ended December 31, 2003 was derived primarily from worldwide home video and television revenue from Shrek, which is classified as a library title, and from the worldwide theatrical and home video release of Sinbad: Legend of the Seven Seas. Also contributing to revenue in 2003 was ongoing revenue from Spirit: Stallion of the Cimarron in the international theatrical and worldwide home video markets. Other revenue, primarily from library titles other than Shrek (Antz, Prince of Egypt, The Road to El Dorado, Chicken Run and Joseph: King of Dreams), contributed approximately $58.7 million in the year ended December 31, 2003, primarily from the worldwide home video and television markets. Film revenue for the year ended December 31, 2002 was primarily driven by the ongoing success of Shrek in the worldwide home video and television markets, and by the release of Spirit: Stallion of the Cimarron in the worldwide theatrical and home video markets, along with their associated ancillary revenue. Revenue in 2002 from domestic home video sales of Shrek, which was initially released in the domestic home video market in November 2001, also benefited from unprecedented low rates of returns of home video units shipped in 2001. We based 2001 returns reserves on the number of units shipped, historical experience and sales data available at the time. During 2002, as Shrek sales continued with low rates of returns, we reversed $42.3 million of previously recorded reserves for returns. Other revenue, primarily from library titles (Antz, Prince of Egypt, The Road to El Dorado, Chicken Run and Joseph: King of Dreams), contributed revenue of approximately $55.5 million for the year ended December 31, 2002, primarily from worldwide home video and television. The decline in revenue was primarily due to two factors. First, Shrek, which was released in May 2001, continued to perform extraordinarily well in 2002, generating revenue of approximately $225.6 million. In the worldwide home video markets alone, Shrek generated revenue of $175.9 million in 2002. Second, the disappointing performance of our 2003 release, Sinbad: Legend of the Seven Seas, which generated only $26.4 million in domestic box office receipts, contributed less revenue than Spirit: Stallion of the Cimarron, our 2002 release.

Costs of Revenue.    Costs of film revenue were $439.0 million for the year ended December 31, 2003, as compared to $391.2 million for the year ended December 31, 2002. The primary component of this $47.8 million increase in costs of revenue during 2003 was a write-off for two unreleased animated projects because they were creatively inconsistent with our overall strategy shift, and an increase in amortization for the same period. Amortization as a percentage of film revenue in the year ended December 31, 2003 was 62%, compared to 35% for the year ended December 31, 2002. The increase in amortization as a percentage of film revenue for 2003 was primarily due to a write down of film inventory due to changes in the estimated fair value of unamortized film inventory for Sinbad: Legend of the Seven Seas, as required by the SOP. These increases in costs of revenue were partially offset by distribution and marketing costs associated with the 2003 initial release of Sinbad: Legend of the Seven Seas in the worldwide theatrical and home video markets, which were significantly lower than the costs incurred for the 2002 release of Spirit: Stallion of the Cimarron.

The write-offs referenced in the paragraph above resulted from our overall strategic shift that occurred in 2003. Between 1999 and 2003, both Tortoise v. Hare and Tusker recorded capitalized costs and met all criteria for capitalization in accordance with the SOP. In addition, both movies were set for production in 2000. However, after our decision to make a strategic shift to comedic stories intended to appeal to a broader audience, we determined that these projects would not be usable in their original form. Tusker was originally envisioned as a more dramatic story and we reconceived the movie with a comedic premise. Tortoise v. Hare required more creative development in order to achieve a broader comedic sensibility. Due to our decision to no longer pursue these projects as originally conceived because of our new strategic direction, we abandoned these two projects and wrote them off in 2003.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses for the year ended December 31, 2003 were $29.3 million, as compared to $34.9 million for the year ended December 31, 2002. The primary component of this $5.6 million decrease in operating expenses was a lower allocation of DreamWorks Studios’ sales and distribution departments, which was due in part to our lower revenue as a percentage of DreamWorks Studios’ consolidated revenue. The lower revenue in 2003 as compared to 2002 therefore resulted in lower allocations of these overhead costs.

Interest Expense and Other Income and Expense.    Total interest expense and other expense were $15.5 million for the year ended December 31, 2003 as compared to $31.1 million for the year ended December 31, 2002. This $15.6 million decrease in expense is primarily due to other income recognized in 2003 in connection with preferred vendor arrangements, and a decline in interest expense and other expense associated with interest rate swap agreements allocated to us by DreamWorks Studios.

Operating Results.    The year ended December 31, 2003, resulted in an operating loss of $167.3 million and a net loss of $187.2 million, as compared to operating income of $8.2 million and a net loss of $25.1 million for the year ended December 31, 2002. There were two principal reasons for the decline in operating income and the increase in net loss in 2003: the disappointing performance of Sinbad: Legend of the Seven Seas, and the write- off of the two unreleased animated projects described above. As of December 31, 2003, we began consolidating our Glendale headquarters and animation campus, and its associated debt, in accordance with the requirements of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). As a result, we recorded an expense of $2.5 million, which is reported as a cumulative effect of accounting change in the statement of operations for the year ended December 31, 2003. Because we operated as a division of a limited liability company for both periods, we incurred only minimal income taxes related to foreign withholding and state franchise taxes.

Liquidity and Capital Resources

We retained small amounts of cash and cash equivalents for each of the three years in the period ended December 31, 2004. During all periods prior to the Separation, DreamWorks Studios provided all working capital required for development, production and marketing of our films and other operations through centralized cash management. As a stand-alone company, we expect to fund our operating activities with cash that is generated from the films that we release, a portion of the proceeds from our initial public offering described below and with borrowings from a revolving credit facility which is described in the following paragraph. As a result of the Separation, we are responsible for all costs of developing and producing our animated feature films and direct-to-video films, while DreamWorks Studios is generally responsible for all costs of distributing and marketing those products. As a result of our initial public offering in October 2004, we received approximately $635.5 million of net proceeds after deducting underwriting discounts, and commissions and offering expenses. A portion of those net proceeds was used to repay an aggregate of $355 million of revolving credit and subordinated debt that we assumed from DreamWorks Studios in connection with the Separation. Later in the fourth quarter of 2004 we also repaid the $101.4 million of debt borrowed under our new revolving credit facility to fund the acquisition of our library films from DreamWorks Studios. Although we expect that, for the next twelve months, cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, in the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs. However, there can be no assurance that cash on hand together with cash from operations in 2005 will be sufficient to fund our operations or that we will be able to draw on our revolving credit facility at that time. If cash on hand together with cash from operations is insufficient to fund our operations in 2005 and we are unable to draw on our credit facility, in order to manage our cash needs we would most likely seek alternative financing for films and/or delay or alter production or release schedules.

Revolving Credit Facility

In connection with the Separation, we entered into a five-year $200 million revolving credit facility with a number of banks, including JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., and affiliates of certain of the other underwriters for our initial public offering. We intend to use the credit facility, which is secured by substantially all of our assets, to fund our working capital needs. As of March 15, 2005, we had no outstanding borrowings on our revolving credit facility. The maximum amount of borrowings available to us under the credit facility is the lesser of $200 million and an available amount generally determined by applying an advance rate of 67% against estimated receipts from all sources (net of estimated cash expenses directly associated with such receipts) for all of our released films and an advance rate of 100% against our cash on hand to the extent the lenders have a perfected security interest in such cash and by reducing such available amount by the amount of our outstanding debt (other than subordinated debt owing to HBO and up to $50 million of other subordinated debt). Interest on borrowed amounts is determined at either a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, we pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more than $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires us to maintain certain financial ratios and has customary terms that restrict our ability to make fundamental changes to our business, sell assets, incur secured debt, declare dividends and make other distributions. As of March 1, 2005, we were in compliance with all financial ratios with which we are required to comply under the credit agreement.

Our historical balance sheets prior to December 31, 2004 reflect a portion of DreamWorks Studios’ indebtedness that was allocated to us. This allocation was based on the proportion of capital invested in our films in production as a percentage of total capital invested by DreamWorks Studios in all films in production. Because DreamWorks Studios funded all of our operations prior to the Separation, we did not directly incur any debt to fund production of our films in any period prior to the Separation and our historical balance sheets prior to December 31, 2004 do not reflect any of this debt other than the debt allocated by DreamWorks Studios. However, we directly incurred debt related to our Glendale animation campus and an animated film currently being produced by Aardman Animations. If we had historically operated as a stand-alone company, the amount of debt that we would have incurred would have depended on our evaluation of then-current economic and industry conditions and factors such as our optimal capital structure, our funding needs, our acquisition and capital investment activity and other considerations relevant to a stand-alone company operating in the animated filmmaking industry. In connection with the Separation, we assumed (i) approximately $325 million of indebtedness that DreamWorks Studios borrowed under its revolving credit facility, (ii) $75 million in advances that Universal Studios made to DreamWorks Studios related to the animated motion pictures and (iii) $80 million of subordinated debt owed to HBO. We repaid all of the revolver debt and $30 million of the subordinated debt owed to HBO with proceeds from our initial public offering, and DreamWorks Studios was released from its obligation to repay this indebtedness. In addition, on the closing date of the initial public offering, we borrowed $101.4 million under our revolving credit facility to repay an equivalent amount of debt of DreamWorks Studios. We repaid this debt in full in the fourth quarter of 2004.

Universal Studios Advance

As part of their distribution and home video fulfillment services relationship, DreamWorks Studios and Universal Studios have entered into agreements pursuant to which Universal Studios advances amounts to DreamWorks Studios based on projected cash receipts, net of projected expenses, due to DreamWorks Studios for pictures that DreamWorks Studios intends to license to Universal Studios for distribution in the international theatrical and worldwide home video markets. These advances are generally based on quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, that will become due to DreamWorks Studios from Universal Studios in the markets where Universal Studios provides distribution and fulfillment services. In October 2003, Universal Studios agreed to advance to DreamWorks Studios a maximum of $75 million, which was based on the projected net receipts of our animated feature films released subsequent to December 2002 (the “2003 advance”). The 2003 advance carries an effective annualized interest rate of 8.75% and matures, subject to certain conditions, upon the expiration or termination of the Universal Distribution Agreement and the Universal Home Video Agreement. See “Item 1—Business—How We Distribute, Promote and Market our Films—DreamWorks Studios’ Agreements with Universal Studios.” We assumed the obligation to repay the entire 2003 advance and agreed to comply with its terms and conditions. Our agreement with Universal Studios provides that the existing arrangements between Universal Studios and DreamWorks Studios related to the international theatrical distribution and the worldwide home video fulfillment services of our films continue to apply to us following the Separation. See “Item 1—Business—How We Distribute, Promote and Market our Films—DreamWorks Studios’ Agreements with Universal Studios.”

HBO Subordinated Debt

In connection with the Separation, we assumed $80 million of subordinated notes issued by DreamWorks Studios to HBO in December 2000 pursuant to a subordinated loan agreement, $30 million of which we repaid with proceeds of our initial public offering. The subordinated notes bear interest in an amount equal to the Eurodollar rate plus 0.50% per annum and are due in November 2007. Subject to the consent of the lenders under our revolving credit facility (or any replacement senior credit facility), we are able to prepay all or a portion of the principal amount of the subordinated notes. The notes are not subject to any sinking fund obligations.

The subordinated notes were secured by a lien granted by DreamWorks Studios in favor of HBO in certain exhibition rights related to DreamWorks Studios’ films that is junior to the security interest granted to HBO in connection with a 1995 licensing agreement between DreamWorks Studios and HBO. We granted substantially the same security interests in rights to exploit our films to HBO when we assumed the subordinated indebtedness.

The terms of the subordinated notes require us to maintain certain financial ratios and they have customary terms that restrict us from making fundamental changes to our business, selling assets, incurring secured debt, declaring dividends and making other distributions. Additionally, we are restricted from entering non-arm’s length transactions with our affiliates.

Liquidity

	2004	2003	2002
Net cash (used in) provided by operating activities	$(43,652)	$(168,440)	$44,901
Net cash used in investing activities	(1,084)	(3,108)	(5,267)
Net cash (used in) provided by financing activities	107,829	171,586	(40,466)

Cash used by operating activities for the year ended December 31, 2004 was $43.7 million and was primarily attributable to film production spending, contingent compensation and other operating uses. Under the terms of the Distribution Agreement, receivables increased because we did not collect a significant portion of receipts from our 2004 releases (especially the home video release of Shrek 2) until early 2005. Cash used in operating activities for the year ended December 31, 2003 was $168.4 million and was primarily attributable to production spending. Cash provided by operating activities for 2003 included cash collected from revenue for the worldwide home video release of Spirit: Stallion of the Cimarron and other library titles, but was insufficient to fund our operating and production cash requirements. Cash provided by operating activities for 2002 was $44.9 million. Cash provided by operating activities for 2002 was attributable to collection of revenues from the worldwide home video release of Shrek, partially offset by film production, contingent compensation and residuals and other operating uses. Cash used in investing activities for 2004 was $1.1 million, stemming mainly from investment in equipment. Cash used in investing activities for 2003 and 2002 were $3.1 million and $5.3 million, respectively, and were primarily related to investment in the equipment and leasehold improvements for our Glendale and Redwood City production and administration facilities. Cash provided by (used in) financing activities for the years ended December 31, 2004, 2003 and 2002 were $107.8 million, $171.6 million and ($40.5) million, respectively. In 2004, this primarily was the result of the net proceeds from an initial public offering of $635.5 million less the repayment of debt totalling $456.3 million. In 2003 and 2002, this was primarily related to cash funding and the difference in the amount of debt allocated to us by DreamWorks Studios in each period.

In 2004, prior to entering into the Distribution Agreement, our principal source of liquidity was cash generated by operations and contributions from DreamWorks Studios. Our commitments prior to the Distribution Agreement becoming effective were primarily for production funding, contingent compensation and residual payments, distribution and marketing costs and technology capital expenditures. Following the effectiveness of the Distribution Agreement, our primary commitments have been to fund production costs of our feature films, to make contingent compensation and residual payments and to fund technology capital expenditures. For the full year 2005, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $311.0 million, which includes the obligation to acquire certain distribution rights to Wallace & Gromit: Curse of the Were Rabbit and additional production spending related to an increase in our direct-to-video business.

Contractual Obligations.    As of December 31, 2004, we had contractual commitments to make the following payments (in thousands):

	Payments Due by Year
Contractual Cash Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases, net of sublease income	$9,616	$7,783	$4,097	$3,558	$3,665	$9,971	$38,690
Executive officers’ employment agreements(1)	2,150	2,175	2,200	2,200	2,200	—	10,925
Wallace & Gromit: Curse of the Were Rabbit obligation(2)	37,862	—	—	—	—	—	37,862
Glendale animation campus note payable(3)	—	—	70,059	—	—	—	70,059
Universal advance(4)	—	—	—	—	—	75,000	75,000
HBO subordinated debt(5)	—	—	50,000	—	—	—	50,000
Capital leases(6)	996	996	996	332	—	—	3,320

Total contractual cash obligations	$50,624	$10,954	$127,352	$6,090	$5,865	$84,971	$285,856

(1)	In connection with the Separation, we entered into employment agreements with contractual cash salaries totaling $10.9 million over the next five years.
(2)	In October 2003, we entered into an agreement to acquire certain distribution rights to Wallace & Gromit: Curse of the Were Rabbit, an animated film currently in production. Pursuant to the acquisition agreement, we are obligated to pay approximately $45.0 million to acquire substantially all rights to the film (of which $34.9 million had been paid as of December 31, 2004). In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to approximately $27.8 million. Of this amount, $21.6 million had been borrowed at December 31, 2004. Because we are obligated to acquire this film upon its completion in 2005, the $21.6 million borrowed as of December 31, 2004 plus the amount the Company is still obligated to fund are included in this table.
(3)	We operate an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to us for a five-year term. In accordance with the provisions of FIN 46, we have included the asset, debt and non-controlling interest on our combined balance sheet as of December 31, 2004. We expect to refinance this obligation prior to its maturity.
(4)	In connection with the Separation, we assumed approximately $75 million of indebtedness related to advances that Universal Studios made to DreamWorks Studios to fund animated motion pictures. Universal Studios advanced DreamWorks Studios amounts based on anticipated future receipts from films that DreamWorks Studios is expected to release, and DreamWorks Studios allocated to us $87.2 million of this advance on a historical basis. Of this allocation, $12.2 million relates to a 2001 animated film advance that was initially allocated to us but, as part of the Separation, was not assumed by us.
(5)	In connection with the Separation, we assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which we repaid with proceeds from our initial public offering.
(6)	Includes $0.4 million of imputed interest.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payments” (“FAS 123R”) which is a revision of FAS No. 123 “Accounting for Stock Based Compensation”. FAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows”. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. FAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We have elected to adopt FAS 123R as of January 1, 2005. We anticipate that the adoption of this new standard will have a material impact to our financial position and results of operations. We currently estimate that our compensation expense for the year ended December 31, 2005 will be approximately $25.0 million for equity awards granted to date. We have measured the fair value of these equity awards at the date of grant using a Black-Scholes option pricing model. FAS 123R offers alternative adoption methods. We have determined that we will use the modified prospective transition method. Changes to our underlying stock price or satisfaction of performance criteria could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

In December 2002 the FASB issued FAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS No. 148”) that amended FAS No. 123. FAS 148 amended the disclosure provisions of FAS 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported operating results, including per share amounts, in annual and interim financial statements. The disclosure provisions of FAS 148 were effective immediately upon issuance in 2002.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In November 2003, the FASB revised certain provisions of FIN 46. FIN 46 requires a variable interest entity (defined as a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of FIN 46, as revised, apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for older entities were effective on December 31, 2003. Upon our adoption of FIN 46 as of December 31, 2003, we consolidated the special-purpose entity that acquired our Glendale animation campus. Such consolidation resulted in an increase in property, plant and equipment of approximately $70.2 million, net of accumulated depreciation, an increase in debt and a non-controlling minority interest of $70.1 million and $2.9 million, respectively, and a cumulative effect of a change in accounting principle of $2.5 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

Interest Rate Risk.    We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt and debt allocated to us by DreamWorks Studios. DreamWorks Studios uses derivative instruments from time to time to manage the related risk. Because DreamWorks Studios allocates to us the income and expense associated with these derivative instruments, this has resulted in short term gains or losses. As a result of the Separation, we are no longer allocated interest expense or other income and expense associated with derivative instruments, although we did assume the interest rate swap and cap agreements associated with our production funding indebtedness. We continue to actively monitor fluctuations in interest rates. A hypothetical 1% change in the interest rates applicable to the debt associated with our Glendale animation campus would approximately result in a $0.7 million increase or decrease in annual interest expense. We are not subject to significant interest rate risk on our other financing arrangements.

Foreign Currency Risk.    We are subject to market risks resulting from fluctuations in foreign currency exchange rates through our non-U.S. revenue sources and we incur certain distribution and production costs in foreign currencies. However, there is a natural hedge against foreign currency changes due to the fact that, while significant receipts for international territories may be foreign currency denominated, significant distribution expenses are similarly denominated, mitigating fluctuations to some extent depending on their relative magnitude. Wallace & Gromit: Curse of the Were Rabbit and Flushed Away are currently being produced or partially produced in the United Kingdom and are our only productions being produced abroad. We have entered into a hedge agreement for Wallace & Gromit intended to reduce our exposure to changes in the British pound. Flushed Away is only partially produced in the United Kingdom and a hypothetical currency fluctuation of 20% would approximately result in $1.2 million increase or decrease in exchange gain or loss.

Credit Risk.    We are exposed to credit risk from DreamWorks Studios and third parties, including customers, counter parties and distribution partners. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons.

INDEX TO FINANCIAL STATEMENTS

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated balance sheets of DreamWorks Animation SKG, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DreamWorks Animation SKG, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 1, the Company changed its method of accounting for consolidation of variable interest entities as of December 31, 2003.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 17, 2005

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(in thousands)
Assets
Cash and cash equivalents	$41	$63,134
Trade accounts receivable, net of allowance for doubtful accounts	132,329	14,015
Receivable from affiliate	—	372,116
Receivables from employees	2,480	1,634
Film inventories, net	427,463	519,926
Property, plant, and equipment, net of accumulated depreciation and amortization	89,777	85,997
Deferred costs, net of amortization of $838, and $1,438, respectively	1,641	3,741
Deferred taxes, net	—	93,343
Goodwill	26,462	34,216
Other assets	1,644	11,881

Total assets	$681,837	$1,200,003

Liabilities and Stockholders’ Equity (Deficiency)
Liabilities
Accounts payable	$1,615	$4,414
Payable to stockholder	—	70,643
Accrued liabilities	101,993	58,968
Other advances and unearned revenue	38,684	18,892
Obligations under capital leases	3,732	2,993
Debt allocated by DreamWorks Studios	418,379	—
Universal Studios advance	50,325	75,000
Bank borrowings and other debt	76,612	139,207

Total liabilities	691,340	370,117
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity (deficiency)
Owners’ deficiency	(12,444)	—
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 52,107,616 shares outstanding	—	521
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 50,842,414 shares outstanding	—	508
Class C common stock, par value $.01 per share, one share authorized and outstanding	—	—
Additional paid-in capital	—	693,198
Less: Deferred compensation	—	(32,171)
Retained earnings	—	165,320
Less: Treasury stock, at cost	—	(431)

Total stockholders’ equity (deficiency)	(12,444)	826,945

Total liabilities and stockholders’ equity (deficiency)	$681,837	$1,200,003

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2003	2004
	(in thousands)
Operating revenue	$434,324	$300,986	$1,078,160
Costs of revenue	391,214	438,959	566,209

Gross profit (loss)	43,110	(137,973)	511,951
Selling, general and administrative expenses	34,922	29,322	73,608

Operating income (loss)	8,188	(167,295)	438,343
Interest expense, net of interest income	(3,940)	(12,360)	(15,402)
Other income (expense), net	(27,124)	(3,145)	385

Income (loss) before income taxes and cumulative effect of accounting change	(22,876)	(182,800)	423,326
Provision for income taxes	(2,191)	(1,839)	(90,326)

Income (loss) before cumulative effect of accounting change	(25,067)	(184,639)	333,000
Cumulative effect of accounting change	—	(2,522)	—

Net income (loss)	$(25,067)	$(187,161)	$333,000

Basic net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.33)	$(2.41)	$4.09
Cumulative effect of accounting change	—	(0.03)	—

Net income (loss)	$(0.33)	$(2.44)	$4.09

Diluted net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.33)	$(2.41)	$4.05
Cumulative effect of accounting change	—	(0.03)	—

Net income (loss)	$(0.33)	$(2.44)	$4.05

Shares used in computing net income (loss) per share
Basic	76,636	76,636	81,432
Diluted	76,636	76,636	82,151

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands except share amounts)

	Owners Equity (Deficiency)	Common Stock		Deferred Compensation	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders’ Equity (Deficiency)
		Shares	Amount				Shares	Amount
Balance at January 1, 2002	$480,209	—	$—	$—	$—	$—	—	$—	$480,209
Net transfers to DreamWorks Studios	(278,155)	—	—	—	—	—	—	—	(278,155)
Net loss	(25,067)	—	—	—	—	—	—	—	(25,067)

Balance at December 31, 2002	176,987	—	—	—	—	—	—	—	176,987
Net transfers to DreamWorks Studios	(2,270)	—	—	—	—	—	—	—	(2,270)
Net loss	(187,161)	—	—	—	—	—	—	—	(187,161)

Balance at December 31, 2003	(12,444)	—	—	—	—	—	—	—	(12,444)
Net transfers to DreamWorks Studios	(141,032)	—	—	—	—	—	—	—	(141,032)
Conversion from a division of DreamWorks Studios to a corporation	(767)	76,670,136	767	—	—	—	—	—	—
Contribution of net liabilities from DreamWorks Studios upon Separation	18,507	—	—	—	(18,507)	—	—	—	—
Issuance of shares to purchase PDI minority interest	—	276,924	3	—	7,751	—	—	—	7,754
Net tax benefits realized from transaction with a stockholder	—	—	—	—	12,468	—	—	—	12,468
Issuance of equity awards to Dream Works Studios employees	(31,944)	51,100	—	—	—	—	—	—	(31,944)
Issuance of common stock pursuant to initial public offering, net	—	25,000,000	250	—	635,275	—	—	—	635,525
Issuance of common stock to employees and advisors	—	703,785	7	—	19,986	—	—	—	19,993
Restricted shares granted to employees	—	—	—	(33,174)	33,174	—	—	—	—
Amortization of restricted shares granted to employees	—	—	—	1,003	—	—	—	—	1,003
Issuance of shares for stock option exercises and restricted share lapses	—	248,086	2	—	3,051	—	—	—	3,053
Purchase of treasury shares	—	—	—	—	—	—	11,536	(431)	(431)
Net income	167,680	—	—	—	—	165,320	—	—	333,000

Balance at December 31, 2004	$—	102,950,031	$1,029	$(32,171)	$693,198	$165,320	11,536	$(431)	$826,945

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2002	2003	2004
	(in thousands)
Operating activities
Net income (loss)	$(25,067)	$(187,161)	$333,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	2,522	—
Amortization and write off of film inventories	157,796	292,106	312,694
Stock compensation expense	257	(2,255)	21,533
Depreciation and amortization	3,483	4,138	6,664
Change in operating assets and liabilities:
Trade accounts receivable	163,051	18,586	118,314
Receivables from employees	(720)	(400)	846
Receivable from affiliate	—	—	(372,116)
Film inventories	(191,202)	(241,956)	(405,157)
Other assets	(280)	(1,066)	(11,714)
Deferred taxes, net	—	—	(16,741)
Accounts payable and accrued expenses	(21,236)	(13,488)	(6,461)
Revenues recorded against advances and unearned revenue	(41,181)	(39,466)	(24,514)

Net cash provided by (used in) operating activities	44,901	(168,440)	(43,652)

Investing activities
Purchases of property, plant, and equipment	(5,267)	(3,108)	(1,084)

Net cash used in investing activities	(5,267)	(3,108)	(1,084)

Financing Activities
Net transfers to DreamWorks Studios	(278,155)	(2,270)	(230,009)
Bank borrowings and other debt	—	6,553	16,622
Increase in debt allocated from DreamWorks Studios	145,353	104,565	29,712
Deferred debt costs	(2,327)	(152)	(2,700)
Payments on capital leases	(626)	(643)	(739)
Payments on subordinated note	—	—	(30,000)
Proceeds from initial public offering	—	—	635,525
Receipts from exercise of stock options	—	—	3,053
Purchase of treasury stock	—	—	(431)
Payments on bank borrowings and allocated debt	—	—	(426,378)
Universal Studios and HBO advances	95,289	63,533	113,174

Net cash provided by (used in) financing activities	(40,466)	171,586	107,829

Increase (decrease) in cash and cash equivalents	(832)	38	63,093
Cash and cash equivalents at beginning of period	835	3	41

Cash and cash equivalents at end of period	$3	$41	$63,134

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation and Business

DreamWorks Animation has been developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) since its formation in 1994. On October 27, 2004 (“Separation Date”), the Company was spun off from DreamWorks Studios. As a result of the separation from DreamWorks Studios (the “Separation”), the assets and liabilities that comprised the animation business of DreamWorks Studios were transferred to DreamWorks Animation SKG, Inc., the entity through which the Company now conducts it business (see Note 2). Immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. The consolidated financial statements of DreamWorks Animation SKG, Inc. present the stand-alone financial position, results of operations, and cash flows of the animation businesses and activities of DreamWorks Studios and its consolidated subsidiaries on a combined basis up through the Separation Date, and the consolidated financial position, results of operations and cash flows of DreamWorks Animation SKG, Inc. thereafter. In the accompanying consolidated financial statements and footnotes, “DreamWorks Animation” or the “Company” are terms used interchangeably to refer to DreamWorks Animation SKG, Inc. as well as its predecessor. The businesses and activities of DreamWorks Studios’ animation business included the development, production and exploitation of animated films in the domestic and international theatrical, home video, television and other markets, as well the activities of its consumer products division. DreamWorks Studios is a limited liability company that prior to the Separation Date engaged primarily in the businesses of development, production and distribution of live action and animated feature films. The consolidated financial statements of the Company prior to the Separation Date reflect all adjustments, including allocations of costs incurred by DreamWorks Studios, necessary for a fair presentation of the operations of the Company. After the Separation Date, the consolidated financial statements of the Company include the accounts of DreamWorks Animation SKG, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Upon the Separation, the Company authorized three classes of common stock which are identical and generally vote together on all matters, except that the Class A common stock and the Class C common stock each carry one vote per share, whereas the Class B common stock carries 15 votes per share. In addition, the Class C common stock, voting separately as a class, has the right to elect one director. The Class A, Class B and Class C common stock each have a par value of $.01 per share and authorized shares of 350 million, 150 million and one, respectively.

As of the Separation, DreamWorks Studios and DreamWorks Animation are effectively under common ownership and control.

In connection with the Separation, the Company assumed $325 million of debt that DreamWorks Studios had borrowed under its revolving credit facility and $80 million of subordinated debt DreamWorks Studios owed to HBO. In addition, the Company borrowed $101.4 million under a new revolving credit facility to repay an equivalent amount of debt of DreamWorks Studios.

In connection with the Separation, DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). Prior to the contribution, PDI was an approximately a 90% owned subsidiary of DreamWorks Studios. PDI’s sole asset was its 60% ownership interest in PDI LLC. The remaining 40% interest in PDI LLC was owned directly by DreamWorks Studios. As part of the contribution, DreamWorks Studios contributed its 40% interest in PDI LLC to the Company in exchange for shares of Class A Common stock of the Company. Both DreamWorks Studios and the minority stockholders of PDI received shares of the Company’s Class A common stock pursuant to the merger.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these transactions, PDI became a wholly owned subsidiary of the Company and PDI LLC became a wholly owned subsidiary of PDI.

The acquisition of the approximately 10% minority interest in PDI has been accounted for as a purchase of minority interest and, accordingly, the Company recorded goodwill for the purchase price over the fair value of the assets acquired of $7.8 million.

Effective October 2004, the Company entered into the Distribution Agreement (the “Distribution Agreement”) with DreamWorks Studios. Pursuant to the Distribution Agreement, the Company has granted DreamWorks Studios the exclusive right to distribute, throughout the world, all of it animated feature films that it delivers to DreamWorks Studios through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010. DreamWorks Studios is responsible for (1) the domestic and international theatrical exhibition of our films, (2) the domestic and international home video exhibition of our films and direct-to-video pictures, (3) the domestic and international television licensing of the films, including pay-per-view, pay television, network, basic cable and syndication, and (4) non-theatrical exhibition of the films, such as on airlines, in schools and in armed forces institutions. DreamWorks Studios was also granted Internet, radio (for promotional purposes only) and new media rights with respect to the films. The Company has retained all other rights to exploit the films, including the right to make sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing, soundtrack, radio, legitimate stage and theme park rights.

Pursuant to the Distribution Agreement, DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films, and for contingent compensation and residual payments. DreamWorks Studios is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of the films, and has agreed to make distribution expenditures consistent with historical levels with respect to its films. The Distribution Agreement also provides that DreamWorks Studios will be entitled to (1) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (2) recoup all of its distribution and marketing costs prior to the Company recognizing any revenue.

Upon the Separation, the Company entered into a services agreement with DreamWorks Studios (the “Services Agreement”) that provides for certain services to be provided to the Company by DreamWorks Studios, including risk management, information systems management, payroll, legal and certain business affairs advisory, human resources administration, procurement, and other general support services. The Services Agreement also provides that the Company will provide certain services for DreamWorks Studios including information technology procurement and office space and facilities management services. The Services Agreement requires both parties to reimburse the other party for its actual costs incurred, plus 5%.

In November 2004, the Company issued shares of Class A common stock and received approximately $635.5 million in net proceeds from the closing of its initial public offering after deducting underwriting discounts, and commissions and offering expenses. From those net proceeds the Company repaid the $325 million of debt assumed with respect to DreamWorks Studios revolving credit facility and $30 million of the $80 million assumed with respect to DreamWorks Studios subordinated debt owed to HBO.

Changes in Accounting Principles

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 148 “Accounting for Stock-Based Compensation—Transaction and Disclosure” that amended FAS No 123. FAS 148 amended the disclosure provisions of FAS 123 to require

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported operating results, including per share amounts, in annual and interim financial statements. The disclosure provisions of FAS 148 were effective immediately upon issuance in 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”). In November 2003, the FASB revised certain provisions of Interpretation 46. Interpretation 46 requires a variable interest entity (defined as a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of Interpretation 46, as revised, apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for older entities were effective on December 31, 2003. Upon adoption of Interpretation 46, the Company consolidated the special-purpose entity that acquired its Glendale animation campus in March 2002 (see Note 6). Such consolidation has resulted in an increase in property, plant and equipment of $70.2 million, net of accumulated depreciation, an increase in debt and a non-controlling minority interest of $70.1 million and $2.9 million, respectively, and a cumulative effect of a change in accounting principle of $2.5 million.

Supplemental Cash Flow Information

Cash paid for taxes for the years ended December 31, 2002, 2003 and 2004 was $2.2 million, $1.8 million and $107.3 million respectively. Interest payments, net of amounts capitalized, for the years ended December 31, 2002, 2003 and 2004 was $5.0, $13.7 and $11.2, respectively. Payments for interest and income taxes prior to the Separation were paid by DreamWorks Studios on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company.

In 2003, in connection with the adoption of Interpretation 46, the Company recorded property, plant and equipment, net of accumulated depreciation, of $70.2 million, other debt of $70.1 million, non-controlling minority interest of $2.9 million, and a cumulative effect of accounting change of $2.5 million.

As part of the Separation, the Company acquired the remaining approximate 10% minority interest in PDI valued at $7.8 million, in exchange for the Company’s common stock.

Contributions of net liabilities from DreamWorks Studios to the Company at the Separation were composed predominantly of the following transactions (in thousands).

Liabilities contributed:
Subordinated note, net of discount	$75,674
Debt related to acquisition of film library	101,378
Revolving credit facility	325,000
Less:
Reduction in allocated debt from DreamWorks Studios	(448,091)
Reduction in advance from Universal Studios	(11,931)
Retention of interest rate swap agreements by DreamWorks Studios	(24,212)
Other, net	689

Contribution of net liabilities	$18,507

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Summary of Significant Accounting Policies

The accounting for motion picture films is governed by Statement of Position 00-2, “Accounting by Producers or Distributors of Films”, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“the SOP”). In accordance with the SOP, the Company presents an unclassified balance sheet.

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents consist of cash on deposit and high quality money market investments, principally commercial paper and commercial paper mutual funds, with maturities when purchased of three months or less.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short term investments with high-credit, quality financial institutions. Prior to the Separation Date, significant accounts receivable were due from Universal Studios, Inc. (“Universal”), the Company’s international theatrical distributor and worldwide home video fulfillment services provider. As of December 31, 2002 and 2003, approximately 82% and 68% respectively, of accounts receivable was due from Universal. Effective as of the Separation Date, significant accounts receivable are due from DreamWorks Studios. As of December 31, 2004, $372.1 million was due from DreamWorks Studios (See Note 2). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. The Company and DreamWorks Studios perform ongoing credit evaluations of their customers and generally do not require collateral.

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

DreamWorks Studios has entered into interest rate swap agreements to serve as a hedge against interest rate fluctuations associated with the Company’s payment obligations under its real estate lease agreement (See Note 6). Accordingly, prior to the Separation Date, DreamWorks Studios had attributed interest rate swap agreements with a notional amount of $73 million to the Company. These interest rate swap agreements do not qualify for special hedge accounting and, as a result, changes in the fair value of such interest rate swap agreements has been reflected in Other Income (Expense) in the consolidated statements of operations. Upon the Separation, such interest rate swap agreements were retained by DreamWorks Studios. The impact of including these agreements in the previously issued financial statements was to decrease net income and owners equity for the year ended December 31, 2002 by $0.9 million and to increase net income and owners equity by $2.7 million for the year ended December 31, 2003, and to increase net income and owner’s equity by $1.3 million for the period from January 1, 2004 through the Separation Date.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DreamWorks Animation has entered into loan agreements with two banks for financing of the production of a film (see Note 6). In connection with these agreements, the Company entered into foreign currency exchange transactions to limit the Company’s foreign exchange rate exposure associated with its purchase of British pounds to finance the film. These agreements do not qualify for special hedge accounting and, as a result, the fair value of such foreign currency exchange transactions, which represents an unrealized gain of $2.6 million at December 31, 2004, has been included in Other Income (Expense) in the consolidated statements of operations.

The accompanying consolidated financial statements also reflect the allocations of DreamWorks Studios’ indebtedness and the effects of DreamWorks Studios’ interest rate swap agreements prior to the Separation Date as described in Note 6.

Inventories, Revenue and Costs Inventories

The Company capitalizes direct film production costs in accordance with the SOP. Production overhead, a component of film inventory, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films. Substantially all of the Company’s resources are dedicated to the production of our films. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production is capitalized into film inventories until production is completed. In addition to films being produced, the Company capitalizes into film inventory costs for projects in development in accordance with the SOP. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

Revenue

The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. Revenue from the theatrical distribution of films is recognized at the later of (i) when films are exhibited in theatres or (ii) when theatrical revenues are reported to us by third parties, such as third party distributors. Revenue from the sale of home video units is recognized at the later of (i) when product is made available for retail sale or (ii) when video sales to customers are reported by third parties, such as fulfillment service providers or distributors. DreamWorks Studios and the Company follow the practice of providing for future returns of home video product at the time the products are sold. Management calculates an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although DreamWorks Studios and the Company allow various rights of return for customers, it does not believe that these rights are critical in establishing return estimates, as other factors, such as historical experience with similar types of sales, information received from retailers, and management’s assessment of the products appeal based on domestic box office success and other research, are more important in estimating. Generally, payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home video product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

Revenue from both free and pay television licensing agreements are recognized at the time the production is made available for exhibition in those markets.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licenses or cash is received.

For periods prior to October 1, 2004 (the effective date of the Distribution Agreement), we recognized revenue from films net of reserves for returns, rebates and other incentives. Under the Distribution Agreement, the Company is entitled to recognize revenues net of reserves for returns, rebates and other incentives after DreamWorks Studios (i) retains a distribution fee of 8.0% of revenue (without deduction of any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovers all of its distribution and marketing costs with respect to the Company. As of October 1, 2004, DreamWorks Studios began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date, regardless of whether the revenue relates to a film released prior to the effective date of the Distribution Agreement and regardless of whether it has recouped the distribution and marketing expenses related to that film that it has incurred.

Because DreamWorks Studios is the principal distributor of the Company’s films, in accordance with the SOP, the amount of revenue recognized from films in any given period following the effective date of the Distribution Agreement, depends on the timing, accuracy and sufficiency of the information received from DreamWorks Studios. Although DreamWorks Studios has agreed to provide the Company with the most current information available to enable the Company to recognize its share of revenue, management may make adjustments to that information based on its estimates and judgments. For example, the management may make adjustments to revenue derived from home video units for estimates on return reserves, rebates and other incentives that may differ from those that DreamWorks Studios recommends. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Company management also reviews expense estimates and may make adjustments to these estimates in order to ensure that revenue and gross margin are accurately reflected in the financial statements. In addition, as is typical in the motion picture industry, the Company’s distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on the operating results in later periods.

Costs

Inventories are amortized and contingent compensation and residuals are accrued on an individual film basis in the proportion that current revenues bear to total remaining estimated lifetime revenues as required by the SOP.

Prior to the effective date of the Distribution Agreement, distribution and marketing costs, including advertising and marketing were expensed as incurred. Theatrical print costs were expensed upon release of the film. During the years ended December 31, 2002, 2003 and 2004, the Company included $212.2 million, $142.0 million and $228.5 million, respectively, of distribution and marketing costs in costs of revenue.

Prior to the effective date of the Distribution Agreement, home video manufacturing costs were charged to costs of revenue at the time home video revenues are recognized.

Following the effective date of the Distribution Agreement, the Company generally no longer incurs distribution and fulfillment services fees in the markets covered by the Distribution Agreement, including distribution and marketing costs, print costs, and home video manufacturing costs.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as below:

Asset Category	Estimated Useful Life
Buildings	40 years
Building Improvements	5-10 years
Furniture, Fixtures and Other	4-10 years
Software and Computer Equipment	2 years

Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the length of the lease. Amortization of assets acquired under capital leases is included in depreciation expense.

Income Taxes

Prior to the Separation, DreamWorks Studios paid no federal income taxes as an entity as the operations of DreamWorks Studios were included in the taxable income of its individual members. The tax expense in the accompanying consolidated statements of operations, through the Separation Date, principally represents foreign withholding taxes and minimum state franchise taxes. See Note 13 for pro forma income tax information reflecting the income tax provision that the Company would have recorded if the Company, through the Separation Date, had been subject to federal taxation as a corporation and had filed separate tax returns for all periods presented.

Effective as of the Separation, the Company is subject to federal taxation as a corporation and will be filing separate tax returns. The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company has not identified any such impairment losses.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The Company has goodwill of approximately $29.2 and $36.9 million, less accumulated amortization of $2.7 million, as of December 31, 2003 and 2004, respectively, related to DreamWorks Studios’ 2000 acquisition of a majority interest in PDI and the subsequent acquisition of the remaining minority interest in 2004. In 2003 and 2004, the Company performed its annual assessment of goodwill and determined that there was no impairment.

Deferred Costs

Costs associated with negotiating the Company’s animation facility lease and revolving credit facility, which consist principally of legal costs and bank fees, are deferred and amortized to interest expense using the straight-line method over the life of the arrangement.

Stock-Based Compensation

The Company follows the provisions of FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of equity awards or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has elected to continue to apply APB 25 in accounting for its preexisting stock options which were outstanding at the time of the acquisition of PDI. DreamWorks Studios used stock appreciation rights (which allowed all employees to share in the growth in value of DreamWorks Studios) as its principal stock-based compensation plan. The vested amount of these awards are recorded at their redemption value, and prior to the Separation Date, DreamWorks Studios allocated to the Company the redemption liability and the associated compensation expense related to the Company’s employees. Compensation expense, determined using the accelerated expense attribution method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Plans”, is adjusted to reflect changes in redemption value (See Note 8).

In connection with the Separation, the Company issued various equity awards to its employees and advisors, as well as to the employees of DreamWorks Studios as described below. The Company issued fully vested shares to its and DreamWorks Studios’ employees who had fully vested awards granted by DreamWorks Studios on an equivalent value basis. Outstanding unvested equity awards previously issued by DreamWorks Studios were exchanged for equity awards granted by the Company with the same aggregate intrinsic value and remaining vesting terms. The Company recorded deferred compensation related to grants of unvested restricted stock awards to its employees of approximately $33 million (determined based on the grant date fair value) that will be amortized on a straight-line basis over a four to seven year period. Deferred compensation of $1.0 million was amortized to expense in the fourth quarter of 2004. In addition, the Company granted fully vested stock to certain of its and Dream Work’s Studios employees and advisors upon the consummation of its initial public offering, and recorded an expense of $20.0 million during the fourth quarter of 2004. The Company accounted for the vested and unvested equity awards granted to employees of DreamWorks Studios as a dividend to DreamWorks Studios of $31.9 million determined based on the fair value of the awards at the date of grant.

For the stock option awards granted to Company employees at the Separation and the Company’s initial public offering, the Company has elected to use the intrinsic value method of accounting for stock-based compensation plans in accordance with APB 25. The Company has adopted those provisions of FAS 123 and FAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which require disclosure of the pro forma effects on net income and net income per share as if compensation cost had been recognized based on the fair-value based method at the date of grant of the awards.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects pro forma net income and net income per share for the year ended December 31, 2004 had the Company elected to adopt the fair-value based method for the stock option awards granted to its employees at the Separation and its initial public offering (in thousands, except per share data).

Net income:
As reported	$333,000
Fair value based compensation cost for stock options granted to employees, net of taxes	(434)

Pro forma net income	$332,566

Basic net income per share:
As reported	$4.09
Pro forma	$4.08

Diluted net income per share:
As reported	$4.05
Proforma	$4.05

These pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock option awards are amortized to expense over the vesting periods, and additional stock option awards may be granted in future years. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of stock options granted to Company employees was $13.40 for the year ended December 31, 2004. Values were estimated using a zero dividend yield, expected volatility of 50%, risk free interest rate range of 2.23% to 3.78% and weighted average expected lives of 5.5 years.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R “Share-Based Payments” (“FAS 123R”) which is a revision of FAS No. 123 “Accounting for Stock Based Compensation. FAS 123R supersedes Accounting Principals Board (“APB”) Opinion No 25, “Accounting for Stock Issued to Employees”, and amends FAS No. 95, “Statement of Cash Flows”. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. FAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company has elected to adopt FAS 123R as of January 1, 2005. The Company anticipates that the adoption of this new standard will have a material impact to its financial position and results of operations. Management estimates that stock compensation expense for the year ended December 31, 2005 will be approximately $25.0 million for equity awards granted to date. The Company measured the fair value of these equity awards at the date of grant using a Black-Scholes option pricing model. FAS 123R offers alternative adoption methods. The Company has determined that it will use the modified prospective transition method. Changes to our underlying stock price or satisfaction of performance criteria for performance-based awards granted to our employees could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

2. Relationship to DreamWorks Studios

As an operating division of DreamWorks Studios prior to October 27, 2004, the Company has historically been allocated a portion of DreamWorks Studios overhead expenses including executive management, domestic theatrical marketing and distribution, oversight of international theatrical distribution and worldwide home video

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution, worldwide television sales, accounting and finance, legal, employee benefits, risk management and information technology. DreamWorks Studios has allocated such costs to the Company to reflect the amounts that DreamWorks Studios believes is a fair and reasonable allocation of its costs to provide these services to the Company. In general, these allocations have been calculated based on the percentage that the Company’s films, headcount, revenue or other criteria constitute of the total films, headcount, revenue or other criteria of DreamWorks Studios (including those of the Company). Certain of these costs that are significantly or exclusively related to the production of films are included in capitalized overhead in accordance with the SOP and are reported as Film Inventories in the accompanying consolidated balance sheets. All other allocations have been included in Selling, General and Administrative Expenses in the accompanying consolidated statements of operations. Costs, including capitalized costs, allocated from DreamWorks Studios for the years ended December 31, 2002, 2003 and 2004 are $34.2 million, $34.6 million and $30.0 million respectively. Prior to the Separation, DreamWorks Studios provided all working capital required for the development, production, and marketing of films, as well as overhead, through centralized cash management. The net impact of DreamWorks Studios’ funding of the Company’s operations, after the allocation of its indebtedness (Note 6), have been reflected as a component of Stockholders’ Equity (Deficiency) in the accompanying consolidated financial statements.

To the extent that DreamWorks Studios provides these or other services to the Company after the Separation that are not covered by the Distribution Agreement, the Company will reimburse DreamWorks Studios pursuant to the Services Agreement.

Allocations

Worldwide Marketing and Distribution:    Certain overhead expenses for the marketing and distribution of the Company’s films have historically been allocated to the Company by DreamWorks Studios. These costs include the salaries, fringe benefits, and operating expenses of the employees in DreamWorks Studios’ theatrical, home video, marketing and television sales/distribution departments. The allocation of the overhead associated with these functions has been based on several factors, including: (1) marketing costs incurred for the Company’s films as a percentage of marketing costs incurred for all DreamWorks Studios’ films; (2) the number of films the Company has released as a percentage of all DreamWorks Studios’ films released in a given year and (3) estimates of time spent on the Company’s releases as a percentage of time spent on all DreamWorks Studios’ releases. After the Separation, these services are provided under the Distribution Agreement.

Executive Management:    Executive management expense is comprised of the expenses relating to the principals and chief operating officers employed by DreamWorks Studios, including the costs associated with transportation provided by DreamWorks Studios to the Company’s executives. These costs were historically allocated to the Company based on a combination of (1) revenue generated by the Company as a percentage of DreamWorks Studios consolidated revenue and (2) the Company’s headcount as a percentage of DreamWorks Studios consolidated headcount. After the Separation, the Company directly incurs executive management expenses.

Finance and Accounting:    DreamWorks Studios has historically allocated accounting and finance services related costs, including the costs of financial systems, to the Company based on several factors, including: (1) revenue generated by the Company as a percentage of DreamWorks Studios consolidated revenue; (2) the Company’s headcount as a percentage of DreamWorks Studios total headcount and (3) estimates of time spent on the Company’s finance projects as a percentage of time spent on all DreamWorks Studios finance projects. After the Separation, the Company directly incur the costs of some accounting and finance services, such as strategic planning, financial reporting, treasury and investor relations. Other accounting and finance services, such as billing and collection of receivables (except receivables derived from rights retained by the Company, including

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licensing and merchandising rights) and contingent compensation and residual reporting oversight services, are provided pursuant to the Distribution Agreement. As a result, DreamWorks Studios no longer allocates any these costs to the Company. However, DreamWorks Studios provides other accounting services to the Company such as payroll, for which the Company reimburses DreamWorks Studios pursuant to the Services Agreement.

Legal and Business Affairs:    Costs related to legal and business affairs services, other than outside legal fees and film specific trademark-related expenses that were directly charged to the Company were historically allocated to the Company based on actual time spent by DreamWorks Studios’ attorneys on matters related primarily to the Company or the Company’s films. After the Separation, the Company directly incurs the costs of most legal and business affairs services, either through Company employees or through direct retention of outside legal counsel. However, attorneys employed by DreamWorks Studios provide some legal and business affairs services, such as work related to employment and music law, to the Company under the Services Agreement. The Company reimburses DreamWorks Studios for these services pursuant to the Services Agreement.

Human Resources:    DreamWorks Studios historically has allocated human resources costs, including management, benefits administration and employee relations to the Company based on the Company’s headcount as a percentage of the consolidated headcount of DreamWorks Studios. Other costs related to human resources, such as recruiting and relocation costs have been directly incurred by the Company. After the Separation, the Company directly incurs the costs associated with human resources management and employee relations. DreamWorks Studios provides other services, such as benefits management, for which the Company reimburses DreamWorks Studios pursuant to the Services Agreement.

Occupancy and Facilities Management:    The costs of facilities, facilities management and mail services were allocated to the Company historically based on the square footage that the Company has occupied at the Company’s Glendale animation campus and the Company’s Redwood City production facility as a percentage of total square footage of all DreamWorks Studios facilities. After the Separation, the Company incurs the costs of facilities management and mail services directly. The Company charges a portion of the Company’s occupancy costs to DreamWorks Studios pursuant to the Services Agreement for DreamWorks Studios’ occupancy of these facilities.

Insurance:    Property insurance premiums were historically allocated to the Company based on the Company’s insurable asset values as a proportion of DreamWorks Studios’ total insurable asset values, based on the asset’s fair market or replacement value as determined a the time of premium renewal. The insurance premiums for policies such as errors and omissions, directors and officers, travel, and excess liability, were historically allocated to the Company based on (1) the Company’s headcount as a percentage of the consolidated headcount of DreamWorks Studios in a given year and (2) the number of films the Company has released as a percentage of all DreamWorks Studios’ films released in a given year. These allocations continued until the end of 2004. After the Separation, the Company began directly incurring all insurance costs.

Information Technology:    DreamWorks Studios historically has allocated to the Company the costs of network infrastructure and administrative desktop computer support. This allocation has been based on the Company’s headcount as a percentage of total DreamWorks Studios’ headcount, in each case excluding the headcount of the Company’s Redwood City facility, as the costs related to Redwood City were directly incurred by the Company. After the Separation, DreamWorks Studios provides network infrastructure and administrative desktop support services to the Company and the Company reimburses DreamWorks Studios for these services pursuant to the Services Agreement. For telecommunications, the Company historically allocates a fixed fee for every telephone user, which includes the costs of equipment and related maintenance and support costs. The Company is charged for actual local and long distance usage.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Allocations:    The Company historically has been allocated certain other costs, including (1) costs to track, deliver and store various film and film related content (for example, film elements, photos and artwork); (2) costs to oversee dubbing of the Company’s films and (3) costs to oversee the placement of musical content in the Company’s films. As a result of the Separation, the Company directly incurs some of these costs, such as the placement of musical content in the Company’s films. DreamWorks Studios provides some of these services to the Company such as the dubbing of films, as set forth in the Distribution Agreement. Other of these services, such as the costs of storing various film and film related content, are provided to the Company and the Company reimburses DreamWorks Studios pursuant to the Services Agreement.

Prior to the Separation, DreamWorks Studios provided fringe benefits to the Company’s employees. DreamWorks Studios paid all costs of the employer provided benefits package, including health and 401(k) plans and employer payroll taxes, and allocated such costs to the Company based on a percentage of total salaries incurred by or allocated to the Company in relation to the total salaries incurred by DreamWorks Studios. Employee fringe expense allocated to the Company for the years ended December 31, 2002, 2003 and 2004 was $7.6 million, $9.7 million and $8.5 million respectively, which were recorded as Selling, General and Administrative expenses. As a result of the Separation, the Company provides and pays costs directly for fringe benefits provided to the Company’s employees.

The Company leases its animation campus in Glendale, California (see Note 6). The Company incurs all costs related to the operation of the facility, and allocates occupancy costs to DreamWorks Studios. DreamWorks Studios was allocated occupancy expense of approximately $8.9 million, $9.0 million and $5.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. A portion of these costs have been reallocated to the Company through the departmental allocations discussed above.

3. Advances

DreamWorks Studios has received advances from Home Box Office, Inc. (“HBO”) against license fees payable for future film product under an exclusive 10-year domestic pay television license agreement between HBO and DreamWorks Studios. Since the advances are identified for each film, the Company has been allocated the portion of the advances related to its animated features. During the years ended December 31, 2002, 2003 and 2004, the Company recognized as revenue $10 million, $10 million and $6.2 million of such advances, respectively, in each case representing a portion of the license fee due from HBO upon availability of the underlying films. As of December 31, 2003, there were no unrecognized advances. As of December 31, 2004, there were $3.5 million in unrecognized advances from HBO. DreamWorks Studios and the Company are obligated to refund the advances if the advances exceed the license fees earned by the films in accordance with the HBO agreement.

In the normal course of business, the Company received advances for licensing of the Company’s animated characters from various customers on a worldwide basis. As of December 31, 2003 and 2004, the Company had unearned licensing advances of $19.3 million and $10.6 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Film Inventories

The following is an analysis of film inventories (in thousands):

	December 31,
	2003	2004
In development:
Animated feature films	$31,633	$42,531
In production:
Animated feature films	299,213	254,940
Television series	10,414	—
In release, (net of amortization):
Animated feature films	86,203	221,048
Television series	—	1,407

Total film inventories	$427,463	$519,926

The Company anticipates that 94% of “in release” inventory as of December 31, 2004 will be amortized over the next three years. The Company further anticipates that 58% of “in release” inventory will be amortized during 2005.

Interest capitalized to film inventories during the years ended December 31, 2003 and 2004 totaled $6.9 million, and $7.1 million, respectively.

5. Property, Plant and Equipment

Property, plant and equipment are comprised of the following (in thousands):

	December 31,
	2003	2004
Leasehold improvements	$24,596	$28,592
Furniture and equipment	7,934	8,871
Computer hardware and software	4,373	4,506
Equipment acquired under capital leases	6,982	6,982
Land and buildings	73,000	73,000

Total property, plant and equipment	116,885	121,951
Accumulated depreciation and amortization	(27,108)	(35,954)

Property, plant and equipment, net	$89,777	$85,997

For the years ended December 31, 2002, 2003, and 2004 the Company recorded depreciation and amortization expense (other than film amortization) of $3.1 million, $3.6 million, and $5.8 million, respectively in selling, general and administrative expenses. Accumulated depreciation and amortization includes depreciation of assets acquired under capital leases. On December 31, 2003, the Company adopted Interpretation 46, as revised, and has consolidated the special-purpose entity that acquired the Glendale animation campus, which increased property, plant and equipment as of December 31, 2003, and increased non-film depreciation and amortization after December 31, 2003 (see Note 6).

6. Financing Arrangements

(a) Debt Allocated by DreamWorks Studios.    Prior to the Separation, DreamWorks Studios historically allocated its debt and related interest to the Company based on the proportion of the Company’s capital invested

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in films in production as a percentage of total capital invested by DreamWorks Studios in all films in production. For the years ended December 31, 2002, 2003 and 2004, interest allocated to the Company amounted to $15.3 million, $20.5 million and $15.2 million, respectively. Of these amounts, interest capitalized to Film Inventories in accordance with FAS 34 “Capitalization of Interest Cost”, totaled $10.2 million, $6.9 million and $7.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. In connection with the Separation, the Company assumed $325 million of debt that DreamWorks Studios had borrowed under its credit facility. In November 2004, the Company fully repaid this debt.

DreamWorks Studios utilizes interest rate swap agreements to hedge the interest rate sensitivity of its indebtedness. These agreements do not qualify for special hedge accounting and, as a result, changes in the fair value of such agreements have been charged to operations. The impact of these agreements has been historically allocated to the Company in a manner similar to the allocation of debt. Accordingly, the net change in the fair value of these contracts has been charged to Other Income (Expense), and the allocated fair value of these contracts has been reflected in Accrued Liabilities. For the years ended December 31, 2002 and 2003, the Company recorded other expense of $19.9 million and $0.6 million, respectively, and for the year ended December 31, 2004, recorded other income of $7.0 million related to the allocated changes in the fair value of these instruments.

DreamWorks Studios has entered into interest rate swap agreements and has allocated to the Company agreements with aggregate notional principal amounts of $73.0 million for the years ended December 31, 2002 and 2003. These contracts serve as a hedge against the interest rate fluctuations associated with the Company’s animation campus indebtedness. Pursuant to these agreements, DreamWorks Studios paid and allocated to the Company fixed rates of interest ranging from 6.06% to 6.20% in 2002 and 2003 (weighted average of 6.16%) and received and allocated to the Company floating LIBOR-based rates of interest (weighted average of 1.51% at December 31, 2002 and 1.18% at December 31, 2003).

At December 31, 2003, the Company estimated it would have been required to pay approximately $31.8 million to terminate all the aforementioned swap agreements. These amounts have been recorded in Accrued Liabilities in the accompanying consolidated financial statements as of December 31, 2003. Upon the Separation, DreamWorks Studios retained all of these interest rate swap agreements which represented an obligation of $24.2 million as of the Separation Date. Accordingly, changes in market value were recorded by the Company only through the Separation Date.

(b) Animation Campus Financing.    In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for the Company. In March 2002, the Company renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to the Company for a five-year term. This transaction was structured to qualify as an operating lease and obligated the Company to provide a residual value guarantee of approximately $61 million. The entire amount of the obligation, $70.1 million at December 31, 2004, is due and is payable in March 2007. In connection with the adoption of Interpretation 46, the special-purpose entity has been consolidated by the Company as of December 31, 2003 (see Note 5).

(c) Production Financing.    In October 2003, the Company entered into an agreement to acquire an animated film currently in production. Pursuant to the acquisition agreement, the Company will pay approximately $45.0 million to acquire substantially all distribution rights to the film. Of this amount $14.6 million and $34.9 had been paid as of December 31, 2003 and 2004, respectively. In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $27.8 million. Of this amount, $6.6 million and $21.6 million had been incurred as of December 31, 2003 and December 31, 2004, respectively. This obligation is included in Other Debt and Film Inventories in the accompanying consolidated balance sheets. The loan agreement is secured by a perfected first security interest in all rights and title to the film and is cross-defaulted with the Company’s revolving credit facility. The Company has entered into certain foreign exchange transactions intended to hedge the fluctuations of foreign currency payments related to the acquisition of this film. Pursuant to these transactions, the Company is obligated to purchase up to 16.7 million British pounds at an exchange rate specified in the transaction documents. These transactions do not quality for special hedge accounting and, accordingly, changes in the fair value of these agreements are recorded as Other Income/Expense in the accompanying consolidated statements of operations. At December 31, 2003 and December 31, 2004, the banks would be required to pay the Company approximately $1.2 million and $2.7 million, respectively, to terminate the foreign currency agreements. These amounts have been recorded in Other Assets in the accompanying consolidated financial statements.

(d) Universal Studios Advance.    In prior years, DreamWorks Studios entered into several agreements with Universal and its affiliates to provide international theatrical distribution and international and domestic home video fulfillment services. In 2001, DreamWorks Studios amended and extended its agreements with Universal (the “2001 Universal Agreement”). In accordance with the Universal Agreement, DreamWorks Studios received an advance against amounts due to DreamWorks Studios based on the projected net receipts, as defined, of pictures in release and pictures in production or pre-production (the “2001 Advance”). DreamWorks Studios is required to provide to Universal quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, due to DreamWorks Studios from Universal in the markets where Universal provides distribution and fulfillment services (the “Pipeline Estimate”).

The 2001 Advance is calculated as the lesser of $100 million or 87% of the Pipeline Estimate. At December 31, 2003, the 2001 Advance was calculated to be $100 million. A portion of the 2001 Advance has historically been allocated to the Company based on the relative share of the Company’s net receipts included in the Pipeline Estimate. Accordingly, at December 31, 2003, $12.8 million of the 2001 Advance has been allocated to the Company and is included in Universal Studios advance in the accompanying consolidated balance sheets. Effective as of the Separation, no portion of the 2001 advance was assumed by the Company.

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

Pursuant to the 2003 Universal Agreement, Universal agreed to pay to DreamWorks Studios an additional advance of $75 million (the “2003 Advance”), of which $37.5 million was received in December 2003 and $37.5 million was received in March 2004. The entire 2003 Advance is based on projected net receipts, as defined, of the Company’s animated features released subsequent to December 31, 2002. As a result, 100% of the 2003 Advance has been allocated to the Company and is included in Universal Studios advance in the accompanying consolidated balance sheets. The 2003 Advance bears interest at a rate of 8.75% per annum.

If future Pipeline Estimates fall below the levels required to maintain the maximum advance (which, as of December 31, 2004, the amount would be $86.2 million), the excess advance must be repaid within five business days. The advances are otherwise not recoupable or refundable until the earlier of a payment default or termination of the Universal Agreements. Management does not expect any amounts to be payable in 2005.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event that the Distribution Agreement with DreamWorks Studios is terminated, the Company remains subject to the terms of the DreamWorks Studios’ 2003 Universal Agreement, including the obligation to pay distribution fees and to pay distribution expenses as they are incurred. The Company will not have the right to terminate the 2003 Universal Agreement unless and until (i) DreamWorks Studios has repaid all amounts it owes to Universal Studios, including in respect of investments and advances which aggregate $125 million as of December 31, 2004, (ii) the Company has repaid all amounts owed to Universal Studios, and (iii) Universal Studios has received an aggregate of $75 million of net proceeds from the sale of shares of the Company’s common stock.

(e) Revolving Credit Facility.    In connection with the Separation, the Company entered into a five-year $200 million revolving credit facility with a number of banks. The credit facility is secured by substantially all of the Company’s assets. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, the Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more then $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires the Company to maintain certain financial ratios.

The Company borrowed $101.4 million on the credit facility in October 2004 to repay an equivalent amount of debt of DreamWorks Studios in connection with the Separation. In November 2004, the Company repaid the entire outstanding balance. As of December 31, 2004 there were no borrowings on the credit facility.

(f) HBO Subordinated Notes.    In connection with the Separation, the Company assumed $80 million of subordinated notes issued by DreamWorks Studios in December 2000 pursuant to a subordinated loan agreement, $30 million of which was repaid with the proceeds from the Company’s initial public offering. The subordinated notes bear interest in amount equal to the Eurodollar rate plus 0.50% per annum and are due in November 2007. The subordinated notes are secured by a lien in favor of HBO that is junior to the security interest in certain exhibition rights related to DreamWorks Studios films. The subordinated notes are recorded net of a discount of $4.0 million, which is to be amortized to interest expense over the remaining term of the subordinated loan agreement. In the event that DreamWorks Studios ceases to be the Company’s distributor, the Company remains obligated to continue to license its films to HBO under the terms of DreamWorks Studios’ license agreement with HBO. The terms of the notes require the Company to maintain certain financial ratios.

As of December 31, 2004 the Company was in compliance with all applicable debt covenants.

7. Commitments and Contingencies

On December 31, 2003, the Company adopted Interpretation 46, as revised, and has consolidated the special-purpose entity that acquired the Glendale animation campus by recording the lease obligation as debt and increasing property, plant and equipment (see Notes 5 & 6).

The Company is allocated lease expense by DreamWorks Studios for certain non-cancelable office space and equipment operating leases. Certain of these office leases contain escalations in the monthly rental amounts. DreamWorks Studios has also entered into several operating leases for furniture, computers and production equipment with terms ranging from three to five years. These leases also provide for certain termination and purchase options. For the years ended December 31, 2002, 2003 and 2004, the Company incurred lease expense, including that allocated by DreamWorks Studios, of approximately $9.8 million, $11.6 million, and $7.5 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1997, DreamWorks Studios entered into a capital lease with Pacific Enterprises for the energy management assets associated with the Company’s Glendale animation campus. This capital lease has been attributed to the Company, and, accordingly, the Company has reflected an asset of approximately $7.0 million. As of December 31, 2004, $3.0 million of the related capital lease obligation remains outstanding. Payments of obligations under the capital lease totaled approximately $0.6 million in each of the years ended December 31, 2002 and 2003 and $0.7 million for the year ended December 31, 2004.

Future minimum lease commitments of all leases are as follows (in thousands):

	Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Capital Lease Commitments
2005	$10,423	$(806)	$9,616	$996
2006	8,590	(806)	7,783	996
2007	4,097	—	4,097	996
2008	3,558	—	3,558	332
2009	3,665	—	3,665	—
Thereafter	9,971	—	9,971	—

Subtotal	40,304	(1,612)	38,690	3,320

Less amount representing interest	—	—	—	(393)

Total	$40,304	$(1,612)	$38,690	$2,927

The Company estimates that in 2005, it will pay approximately $32.7 million of its accrued contingent compensation and residual costs as of December 31, 2004.

As of December 31, 2004, we had contractual commitments to make the following payments (in thousands):

	Payments Due by Year
Contractual Cash Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases, net of sublease income	$9,616	$7,783	$4,097	$3,558	$3,665	$9,971	$38,690
Executive officers employment agreements(1)	2,150	2,175	2,200	2,200	2,200	—	10,925
Wallace & Gromit: Curse of the Were Rabbit obligation(2)	37,862	—	—	—	—	—	37,862
Glendale animation campus note payable(3)	—	—	70,059	—	—	—	70,059
Universal advance(4)	—	—	—	—	—	75,000	75,000
HBO subordinated debt(5)	—	—	50,000	—	—	—	50,000
Capital leases(6)	996	996	996	332	—	—	3,320

Total contractual cash obligations	$50,624	$10,954	$127,352	$6,090	$5,865	$84,971	$285,856

(1)	In connection with the Separation, the Company entered into employment agreements with contractual cash salaries totaling $10.9 million over the next five years.
(2)	In October 2003, the Company entered into an agreement to acquire certain distribution rights to Wallace & Gromit: Curse of the Were Rabbit, an animated film currently in production. Pursuant to the acquisition agreement, the Company is obligated to pay approximately $45.0 million to acquire substantially all rights to

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the film (of which $34.9 million had been paid as of December 31, 2004). In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to approximately $27.8 million. Of this amount, $21.6 million had been borrowed at December 31, 2004. Because the Company is obligated to acquire this film upon its completion in 2005, the $21.6 million borrowed as of December 31, 2004 plus the amount the Company is obligated to fund are included in this table.

(3)	The Company operates an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, the lease was renegotiated through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to the Company for a five-year term. In accordance with the provisions of FIN 46, the asset, debt and non-controlling interest has been included on the consolidated balance sheet as of December 31, 2004. The Company expects to refinance this obligation prior to its maturity.
(4)	In connection with the Separation, the Company assumed approximately $75 million of indebtedness related to advances that Universal Studios made to DreamWorks Studios to fund animated motion pictures. Universal Studios advanced DreamWorks Studios amounts based on anticipated future receipts from films that DreamWorks Studios is expected to release, and DreamWorks Studios allocated to the Company $87.2 million of this advance on a historical basis. Of this allocation, $12.2 million relates to a 2001 animated film advance that was initially allocated but, as part of the Separation, was not assumed by the Company.
(5)	In connection with the Separation, the Company assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which was repaid with proceeds from the Company’s initial public offering.
(6)	Includes $0.4 million of imputed interest.

From time to time, DreamWorks Studios is involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any pending or threatened proceedings, or any amount which the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or operating results of the Company.

8. Employee Benefits Plan

401(k) Plans

Effective at the Separation, the Company sponsors a defined contribution retirement plan (the “Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the Plan. The maximum contribution for the employer match is equal to 50% of the employees’ contribution, up to 4% of their compensation, as limited by Sec. 415 of the IRC. Prior to the Separation, Company employees participated in a similar plan sponsored by DreamWorks Studios. Effective at the Separation, the costs of the employer match, as well as all third party costs of administering the Plan are paid directly by the Company. The management of the Plan is provided by DreamWorks Studios, for which the Company reimburses DreamWorks Studios pursuant to the Services Agreement. Prior to the Separation, the costs of the employer match, as well as the costs of administration, were included in DreamWorks Studios’ fringe benefit allocation to the Company.

Employee Equity Plans

Prior to the Separation, the Company participated in DreamWorks Studios’ Employee Equity Participation Plan (the “Equity Plan”). DreamWorks Studios granted to employees or consultants either actual or phantom shares of stock (“Shares”). For the year ended December 31, 2002, compensation expense attributable to the Company’s employees pursuant to the Equity Plan of $0.3 million was allocated to the Company. During the year ended December 31, 2003 and 2004, DreamWorks Studios determined that the fair market value of the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares in the Equity Plan had decreased from the previously determined fair market value. Accordingly in the year ended December 31, 2003 the Company reversed previously recorded compensation expense related to the Equity Plan aggregating $2.3 million to reflect the reduction in fair value as of December 31, 2003. For the year ended December 31, 2004, $0.4 million in compensation expense pursuant to the Equity Plan net of reversals of previously recorded compensation expense was allocated to the Company. As of December 31, 2003 and 2004, deferred compensation liabilities associated with the Equity Plan of $6.4 million and $0.9 million, were allocated to the Company.

In connection with the Separation, the Company’s Board of Directors approved the 2004 Omnibus Incentive Compensation Plan (“Omnibus Plan”). The Omnibus Plan provides for the grant of incentive stock options to Company employees and non statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock equity awards to the Company’s employees, directors and consultants. In connection with the Omnibus Plan, the Company issued various equity awards to its employees and advisors, as well as to the employees of DreamWorks Studios as described below. The Company issued fully vested shares to its and DreamWorks Studios’ employees who had fully vested awards granted by DreamWorks Studios on an equivalent value basis. Outstanding unvested equity awards previously issued by DreamWorks Studios were exchanged for equity awards granted by the Company with the same aggregate intrinsic value and remaining vesting terms. In connection with the acquisition of PDI in 2000, the Company inherited a stock option plan that was previously established by PDI. PDI employees who had fully vested shares of PDI were issued fully vested shares of the Company on an equivalent basis. PDI employees who had outstanding and unexercised stock options had those stock options converted with the same intrinsic value and remaining vesting terms.

As described above, the Company issued restricted stock grants to its and DreamWorks Studios’ employees. The restrictions on restricted stock grants generally lapse upon meeting certain performance-based milestones, or passage of time, or a combination of both. Restricted stock grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. For those restricted stock grants issued to DreamWorks Studios employees, such value was accounted for as a dividend to DreamWorks Studios, based on the grant date fair value of the underlying stock. For those restricted stock grants issued to Company employees, such value (determined based on the grant date fair value of the underlying stock) is recognized as an expense over the corresponding vesting period. For the year ended December 31, 2004, approximately 1.8 million shares of restricted stock were issued, excluding 1.0 million shares of restricted stock that had performance criteria that were not set by the Compensation Committee of the Company’s Board of Directors (“the Committee”) until January, 2005. In addition, on January 13, 2005, the Committee approved performance compensation awards with respect to approximately 1.0 million shares of Common Stock for certain named executive officers. Pursuant to the terms and conditions of such awards, delivery of shares of Common Stock is contingent on a determination and certification by the Committee at the end of a four-year performance period that certain objective performance goals based upon the Company’s revenues and operating cash flow in excess of a return on investment had been achieved.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity since the Separation under the Company’s Omnibus Plan is summarized as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price per Share
Balance at October 27, 2004 (conversions)	2,262	$25.21
Options granted	2,342	28.00
Options exercised	(223)	13.75
Options canceled	(31)	31.30

Balance at December 31, 2004	4,350	$27.26

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004 (in thousands, except years and per share amounts):

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$1.00-$3.23	60	1.1	$1.20	60	$1.20
$6.46-$8.06	311	4.2	8.03	307	8.03
$22.43-$26.95	447	9.8	24.34	357	24.23
$28.00	2,535	9.8	28.00	0	0.00
$31.41-$32.31	563	9.8	31.78	217	31.49
$36.90-$ 37.51	434	9.8	37.48	171	37.48

Total	4,350	9.8	$27.26	1,112	$21.97

9. Related Party Transactions

Pursuant to the Distribution Agreement, the Company incurred distribution fees payable to DreamWorks Studios of $63.6 million for the period from the effective date of the Distribution Agreement through December 31, 2004. As of December 31, 2004, the Company had a receivable from DreamWorks Studios of approximately $372.1 million pursuant to the Distribution Agreement.

Pursuant to the Services Agreement, the Company reimbursed DreamWorks Studios $1.3 million and DreamWorks Studios reimbursed the Company $1.0 million for the period from the effective date of the Services Agreement through December 31, 2004.

The Company has made loans to certain of its employees pursuant to various notes receivable arrangements. These arrangements require interest to be paid at rates ranging from 0% to 5.88%. Payments are due under terms ranging from 1 to 10 years. Amounts due at December 31, 2003 and 2004 are reflected in Receivables from Employees in the accompanying consolidated balance sheets. Interest income associated with these notes receivable for the years ended December 31, 2002, 2003 and 2004 was not material. As of December 31, 2004 the Company had no loans outstanding to named executive officers.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. In the years ended December 31, 2002, 2003 and 2004 revenues earned from licensing activities on behalf of DreamWorks Studios totaled $0.7 million, $3.7 million and $3.7 million, respectively.

The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder. See Note 13.

10. Significant Customer, Segment and Geographic Information

For the years ended December 31, 2002, 2003 and 2004, Universal Studios represented 72%, 56% and 44%, respectively, of total revenue. If the Distribution Agreement had not been in effect as of October 1, 2004, Universal Studios would have represented 66% of revenues for the year ended December 31, 2004.

The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $199.1 million, $135.6 million and $403.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. Long-lived assets located in foreign countries were not material.

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

The following is an analysis of the Copmpany’s revenue by film:

	Year Ended
	2002	2003	2004
Spirit: Stallion of the Cimmaron	$153,234	$67,282	$32,307
Sinbad: Legend of the Seven Seas	—	78,915	22,704
Shrek 2	—	—	790,373
Shark Tale	—	—	62,273
Film Library / Other(1)	281,090	154,789	151,464
Television Series	—	—	19,039

	$434,324	$300,986	$1,078,160

(1)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run and Joseph: King of Dreams and Shrek.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets for the years ended December 31, 2002, 2003, and 2004 (in thousands):

	Balance at Beginning of Period	Charged to (Credited) Operations	Deductions and Bad Debt Write-offs	Balance at End of Period
Trade accounts receivable
Allowance for doubtful accounts
2002	$624	$2,300	$(1,077)	$1,847
2003	1,847	824	(325)	2,346
2004	2,346	752	(1,971)	1,127

	Balance at Beginning of Period	Charged to Expenses	Charged to other Accounts(1)	Balance at End of Period
Deferred tax assets
Valuation allowance
2002	—	—	—	—
2003	—	—	—	—
2004	—	$33,569	$544,031	$577,600

(1)	Amounts not charged to expenses were charged to equity.

12. Accrued Liabilities

Accrued liabilities consists of the following:

	December 31, 2003	December 31, 2004
Fair value of derivative instruments	$31,828	$110
Accrued distribution costs	31,654	1,513
Participations and residuals	13,254	32,692
Production costs	3,331	6,443
Occupancy	8,744	9,844
Other accrued liabilities	13,182	8,366

	$101,993	$58,968

13. Income Taxes

Effective as of the Separation, the Company is taxed at regular corporate rates. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset valuation allowance will be recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized. Actual income tax expense on the consolidated statement of operations represents U.S. Federal and State income

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes incurred from the Separation Date through December 31, 2004, and foreign taxes for the entire year. The following are the components of the provision for income taxes (in thousands):

Current:
Federal	$95,472
State and Local	9,277
Foreign	2,318

Total current provision	107,067
Deferred:
Federal	(16,741)

Total deferred benefit	(16,741)

Total income tax provision	$90,326

The provision for income taxes for the year ended December 31, 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income before income taxes as a result of the following (in thousands):

U.S. Federal statutory rate	35.0%
U.S. state taxes, net of Federal benefit	2.1
Pre-Separation income not subject to tax	(14.3)
Revaluation of deferred tax assets, net	(0.5)
Permanent and other items	(1.0)

21.3%

The tax effects of temporary differences for the period from October 28, 2004 through December 31, 2004 that give rise to a significant portion of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

Deferral tax assets:
Film assets	$8,806
Abandoned films	32,497
Basis step-up, related party (see below)	620,633
Expense accruals	7,969
State taxes	3,042

672,947
Less: Valuation allowance	(577,600)

Net deferred tax assets	95,347
Deferred tax liabilities:
Fixed assets	(1,032)
Other	(972)

(2,004)

$93,343

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of taxable income during the periods in which temporary differences become deductible. At the time of the Separation, the net deferred tax assets recorded as a result of the Company’s change in

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax status were fully reserved with a valuation allowance. The Company has a valuation allowance of $577.6 million as of December 31, 2004 for deferred tax assets because of uncertainty regarding their realization.

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets. This partial increase in tax basis is expected to reduce the amount of tax that the Company may pay in the future, to the extent that the Company generates taxable income in sufficient amounts in the future. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. At the time of the Separation, the increase in the tax basis of the assets was approximately $1.64 billion, resulting in a deferred tax asset of approximately $620 million. A substantial portion of these potential tax benefits may be realized over approximately 15 years. As a result of the taxable income generated by the Company from the Separation Date through December 31, 2004, the Company expects to realize $6.5 million in tax benefits as a result of the increased basis in the assets for the period from October 28, 2004 through December 31, 2004. The Company also expects to receive a tax benefit of $76.6 million in future years as management has determined that the benefits can be realized through a refund of taxes paid in 2004. Accordingly, the Company has recorded a liability to the stockholder’s affiliate of approximately $70.6 million representing 85% of these recognized benefits. All of the tax benefits to the Company and related obligation to an affiliate of a stockholder described in this section have been recognized as a component of stockholders’ equity and have not impacted the Company’s operating results.

As the Company was not subject to U.S. Federal and State taxes until the Separation Date, the following sets forth its pro forma income tax expense for the year ended December 31, 2004 as if the Company had historically been subject to U.S. Federal and State taxes (in thousands):

Year ended December 31, 2004
(unaudited)
Income before income taxes	$423,326
Provision for income taxes—pro forma	(124,642)

Pro forma net income	$298,684

Pro forma net income per share—basic	$3.67

Pro forma net income per share—diluted	$3.64

On a pro forma basis, there would be no impact on the Company’s financial results for the years ended December 31, 2002 and 2003 had the Company been subject to U.S. Federal and State income taxes because any benefit from the Company’s net operating loss carryforwards would require a full valuation allowance.

14. Earnings Per Share Data

Basic per share amounts exclude dilution and is the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the years ended December 31, 2002 and 2003, basic per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as is such shares were outstanding for all periods presented. For the year ended December 31, 2004, the basic per share amount is calculated using the weighted average of (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the separation, but not including the shares issued in our initial public offering, as if such shares were

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding for the entire period and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding.

For the years ended December 31, 2002 and 2003 diluted per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as is such shares were outstanding for all periods presented, excluding, because their effect would be anti-dilutive, the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation. For the year ended December 31, 2004 the diluted share amount is calculated using the weighted average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the separation, but not including the shares issued in our initial public offering, plus the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation (using the treasury stock method) and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding plus 1,418,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation and issued during the period (using the treasury stock method). For the period from the Separation Date through December 31, 2004, options to purchase 442,000 shares were not included in the calculation of diluted per share amounts because these options were out-of-the-money and 1,020,952 shares of unvested restricted stock to certain named executive officers were not included in the calculation of diluted per share amounts because the performance criteria for these awards were not set by the Compensation Committee of the Company’s Board of Directors until January, 2005.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts)

	2002	2003	2004
Numerator:
Income (loss) before cumulative effect of accounting change	$(25,067)	$(184,639)	$333,000
Cumulative effect of accounting change	—	(2,522)	—

Net income (loss)	$(25,067)	$(187,161)	$333,000

Denominator:
Weighted average common shares and denominator for basic calculation	76,636	76,636	81,432

Weighted average effects of dilutive equity-based compensation awards
Employee stock options	—	—	660
Unvested restricted shares	—	—	59

Denominator for diluted calculation	76,636	76,636	82,151

Net income (loss) per share—basic
Income (loss) per share before cumulative effect of accounting change	$(0.33)	$(2.41)	$4.09
Cumulative effect of accounting change per share	—	(0.03)	—

Net income (loss) per share	$(0.33)	$(2.44)	$4.09

Net income (loss) per share—diluted
Income (loss) per share before cumulative effect of accounting change	$(0.33)	$(2.41)	$4.05
Cumulative effect of accounting change per share	—	(0.03)	—

Net income (loss) per share	$(0.33)	$(2.44)	$4.05

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2003
Operating Revenue	$46,576	$71,948	$47,828	$134,634
Gross profit (loss)	6,763	(82,943)	(25,145)	(36,648)
Loss before income taxes and cumulative effect of accounting change	(10,281)	(103,528)	(35,573)	(33,418)
Net loss	(10,366)	(104,328)	(35,898)	(36,569)
Basic net loss per share	(0.14)	(1.36)	(0.47)	(0.48)
Diluted net loss per share	(0.14)	(1.36)	(0.47)	(0.48)

2004
Operating Revenue	$40,814	$300,304	$241,343	$495,699
Gross profit (loss)	(4,612)	147,515	45,032	324,016
Income (loss) before income taxes and cumulative effect of accounting change	(25,152)	146,358	21,569	280,551
Net income (loss)	(25,455)	146,133	20,313	192,009
Basic net income (loss) per share	(0.33)	1.91	0.27	2.02
Diluted net income (loss) per share	(0.33)	1.89	0.26	1.99

The amount of revenues and cost of revenues recognized for the quarter ended December 31, 2004 is substantially less than the amounts that would have been recognized if the Distribution Agreement had not become effective on October 1, 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

With the participation of our Chief Executive Officer and our Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.*

3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.*

3.2	By-laws of DreamWorks Animation SKG, Inc.*

4.1	Specimen Class A Common stock certificate*

4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)

4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto*

10.1	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan*

10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein*

10.3	Stockholder Agreement, dated October 27 , 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen*

10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen*

10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.*

10.6	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.*

10.7	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.*

10.8	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.*

10.9	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.*

10.10	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004*

10.11	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)*

10.12	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.*

10.13	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.*

10.14	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002*

10.15	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.*

10.16	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg (as amended on March 24, 2005)*

10.17	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Roger Enrico*

10.18	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Ann Daly*

10.19	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Katherine Kendrick*

10.20	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie*

10.21	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and David Geffen*

10.22	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Steven Spielberg*

10.23	Credit Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc. and the lenders party thereto*

10.24	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004*

10.25	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.*

10.26	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.*

10.27	Subordinated Loan Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and Home Box Office, Inc.*

10.28	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.*

14	Code of Ethics*

21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.*

23.1	Consent of Ernst & Young LLP*

24.1	Powers of Attorney*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 28th day of March, 2005.

DREAMWORKS ANIMATION SKG, INC.

By:	/S/ KRISTINA M. LESLIE
Kristina M. Leslie
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG Jeffrey Katzenberg	Chief Executive Officer and Director	March 28, 2005

/S/ KRISTINA M. LESLIE Kristina M. Leslie	Chief Financial Officer	March 28, 2005

/S/ WILLIAM LOSCH William Losch	Chief Accounting Officer	March 28, 2005

* Roger A. Enrico	Chairman of the Board of Directors	March 28, 2005

* Paul G. Allen	Director	March 28, 2005

* Howard Schultz	Director	March 28, 2005

* Lewis W. Coleman	Director	March 28, 2005

* Mellody Hobson	Director	March 28, 2005

* Nathan Myhrvold	Director	March 28, 2005

* David Geffen	Director	March 28, 2005

*By:	/S/ KATHERINE KENDRICK, ESQ.,
Katherine Kendrick Attorney-in-fact

EXHIBIT INDEX

Exhibits

2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.*

3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.*

3.2	By-laws of DreamWorks Animation SKG, Inc.*

4.1	Specimen Class A Common stock certificate*

4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)

4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto*

10.1	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan*

10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein*

10.3	Stockholder Agreement, dated October 27 , 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen*

10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen*

10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.*

10.6	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.*

10.7	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.*

10.8	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.

10.9	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.*

10.10	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004*

10.11	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)*

10.12	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.*

10.13	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.*

10.14	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002*

10.15	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.*

10.16	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg (as amended on March 24, 2005)*

10.17	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Roger Enrico*

10.18	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Ann Daly*

10.19	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Katherine Kendrick*

10.20	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie*

10.21	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and David Geffen*

10.22	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Steven Spielberg*

10.23	Credit Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc. and the lenders party thereto*

10.24	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004*

10.25	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.*

10.26	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.*

10.27	Subordinated Loan Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and Home Box Office, Inc.*

10.28	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.*

14	Code of Ethics*

21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.*

23.1	Consent of Ernst & Young LLP*

24.1	Powers of Attorney*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith