Form 10-Q
period 2005-03-31
DreamWorks Animation SKG, Inc.
filed 2005-05-16
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the Registrants’ classes of common stock: As of March 31, 2005, there were 52,189,992 shares of Class A common stock, 50,842,414 shares of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item l.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	December 31, 2004	March 31, 2005
Assets
Cash and cash equivalents	$63,134	$445,003
Trade accounts receivable, net of allowance for doubtful accounts	14,015	5,578
Receivable from affiliate	385,449	77,143
Receivables from employees	1,634	1,449
Film inventories, net	519,926	532,760
Property, plant, and equipment, net of accumulated depreciation and amortization	85,997	86,397
Deferred costs, net of amortization of $1,438, and $1,744, respectively	3,741	3,435
Income taxes receivable	6,569	—
Deferred taxes, net	93,343	93,343
Goodwill	34,216	34,216
Other assets	11,881	27,008

Total assets	$1,219,905	$1,306,332

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$4,414	$8,083
Payable to stockholder	70,643	70,643
Accrued liabilities	65,537	56,132
Income taxes payable	—	16,413
Other advances and unearned revenue	32,225	51,009
Obligations under capital leases	2,993	2,798
Universal Studios advance	75,000	75,000
Bank borrowings and other debt	139,207	144,348

Total liabilities	390,019	424,426
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 52,107,616 and 52,189,992 shares outstanding, as of December 31, 2004 and March 31, 2005, respectively	521	522
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 50,842,414 shares outstanding	508	508
Class C common stock, par value $.01 per share, one share authorized and outstanding	—	—
Additional paid-in capital	693,198	667,416
Less: Deferred compensation	(32,171)	—
Retained earnings	165,320	210,993
Less: Treasury stock, at cost	(431)	(473)

Total stockholders’ equity	826,945	878,965

Total liabilities and stockholders’ equity	$1,219,905	$1,306,332

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2004	2005
Operating revenue	$40,814	$166,959
Costs of revenue	45,426	80,419

Gross profit (loss)	(4,612)	86,540
Selling, general and administrative expenses	7,767	18,071

Operating income (loss)	(12,379)	68,469
Interest income (expense), net	(3,541)	669
Other expense, net of other income	(9,232)	(287)

Income (loss) before income taxes	(25,152)	68,851
Provision for income taxes	303	23,178

Net income (loss)	$(25,455)	$45,673

Basic net income (loss) per share	$(0.33)	$0.44
Diluted net income (loss) per share	$(0.33)	$0.44

Shares used in computing net income (loss) per share
Basic	76,636	102,985
Diluted	76,636	104,616

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	March 31,
	2004	2005
Operating activities
Net income (loss)	$(25,455)	$45,673
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and write off of film inventories	20,065	77,269
Stock compensation expense (benefit)	(1,149)	4,556
Depreciation and amortization	1,387	1,947
Change in operating assets and liabilities:
Trade accounts receivable	86,139	8,437
Receivables from employees	220	185
Receivable from affiliate	—	308,306
Film inventories	(72,890)	(90,103)
Other assets	(550)	(15,154)
Accounts payable and accrued expenses	(7,589)	(5,645)
Income taxes, net	—	22,982
Advances and unearned revenue	5,650	18,784

Net cash provided by operating activities	5,828	377,273

Investing activities
Purchases of property, plant, and equipment	(179)	(1,737)

Net cash used in investing activities	(179)	(1,737)

Financing activities
Net transfers to DreamWorks Studios	(21,073)	—
Bank borrowings and other debt	5,072	4,837
Increase in debt allocated from DreamWorks Studios	(38,317)	—
Payments on capital leases	(180)	(195)
Receipts from exercises of stock options	—	1,769
Purchases of treasury stock	—	(42)
Universal Studios and other advances	48,849	—

Net cash provided by (used in) financing activities	(5,649)	6,369

Increase in cash and cash equivalents	—	381,869
Cash and cash equivalents at beginning of period	41	63,134

Cash and cash equivalents at end of period	$41	$445,003

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business

DreamWorks Animation (the “Company”) has been developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) since its formation in 1994. On October 27, 2004 (“Separation Date”), the Company was spun off from DreamWorks Studios. As a result of the separation from DreamWorks Studios (the “Separation”), the assets and liabilities that comprised the animation business of DreamWorks Studios were transferred to DreamWorks Animation SKG, Inc., the entity through which the Company now conducts it business. Immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. The consolidated financial statements of DreamWorks Animation SKG, Inc. present the stand-alone financial position, results of operations, and cash flows of the animation businesses and activities of DreamWorks Studios and its consolidated subsidiaries on a combined basis up through the Separation Date, and the consolidated financial position, results of operations and cash flows of DreamWorks Animation SKG, Inc. thereafter. In the accompanying consolidated financial statements and footnotes, “DreamWorks Animation” or the “Company” are terms used interchangeably to refer to DreamWorks Animation SKG, Inc. as well as its predecessor. The businesses and activities of DreamWorks Studios’ animation business included the development, production and exploitation of animated films in the domestic and international theatrical, home video, television and other markets, as well the activities of its consumer products division. DreamWorks Studios is a limited liability company that prior to the Separation Date engaged primarily in the businesses of development, production and distribution of live action and animated feature films. The consolidated financial statements of the Company prior to the Separation Date reflect all adjustments, including allocations of costs incurred by DreamWorks Studios, necessary for a fair presentation of the operations of the Company. After the Separation Date, the consolidated financial statements of the Company include the accounts of DreamWorks Animation SKG, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

In connection with the Separation, DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). Prior to the contribution, PDI was an approximately 90% owned subsidiary of DreamWorks Studios. PDI’s sole asset was its 60% ownership interest in PDI LLC. The remaining 40% interest in PDI LLC was owned directly by DreamWorks Studios. As part of the contribution, DreamWorks Studios contributed its 40% interest in PDI LLC to the Company in exchange for shares of Class A Common stock of the Company. Both DreamWorks Studios and the minority stockholders of PDI received shares of the Company’s Class A common stock pursuant to the merger.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these transactions, PDI became a wholly owned subsidiary of the Company and PDI LLC became a wholly owned subsidiary of PDI.

The acquisition of the approximately 10% minority interest in PDI has been accounted for as a purchase of minority interest and, accordingly, the Company recorded goodwill for the purchase price over the fair value of the assets acquired of $7.8 million.

Effective October 2004, the Company entered into the Distribution Agreement (the “Distribution Agreement”) with DreamWorks Studios. Pursuant to the Distribution Agreement, the Company has granted DreamWorks Studios the exclusive right to distribute, throughout the world, all of it animated feature films that it delivers to DreamWorks Studios through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010. DreamWorks Studios is responsible for (1) the domestic and international theatrical exhibition of the Company’s films, (2) the domestic and international home video exhibition of the Company’s films and direct-to-video pictures, (3) the domestic and international television licensing of the Company’s films, including pay-per-view, pay television, network, basic cable and syndication, and (4) non-theatrical exhibition of the Company’s films, such as on airlines, in schools and in armed forces institutions. DreamWorks Studios was also granted Internet, radio (for promotional purposes only) and new media rights with respect to the Company’s films. The Company has retained all other rights to exploit the films, including the right to make sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing, soundtrack, radio, legitimate stage and theme park rights.

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

In November 2004, the Company issued shares of Class A common stock and received approximately $635.5 million in net proceeds from the closing of its initial public offering after deducting underwriting discounts, and commissions and offering expenses. From those net proceeds the Company repaid the $325 million of debt assumed with respect to DreamWorks Studios revolving credit facility and $30 million of the $80 million assumed with respect to DreamWorks Studios subordinated debt owed to HBO. Later in the fourth quarter of 2004, the Company also repaid the $101.4 million of debt borrowed under its revolving credit facility to fund the acquisition of its library of films from DreamWorks Studios.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to provisions for future returns on home video product, uncollectible receivables, the useful lives of long-lived assets including property and equipment, goodwill, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in prior year’s balance sheet and statement of cash flows have been reclassified to conform to the current year presentation.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of FAS 123R. FAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FAS 123R will be effective for annual reporting periods beginning on or after June 15, 2005.

The Company elected to adopt FAS 123R as of January 1, 2005. FAS 123R offers alternative adoption methods. The Company has elected to use the modified prospective transition method and has not restated prior periods. Under this method the Company has recognized compensation costs for equity awards to employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation cost for equity awards that were granted to employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that we used previously for financial statement pro forma disclosure purposes under the provisions of FAS No. 123, “Accounting for Stock-Based Compensation (“FAS 123”). For those equity awards to employees granted or settled after January 1, 2005, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of FAS 123R.

In connection with the Separation the Company issued various equity awards to its employees. As of December 31, 2004, the Company had recorded deferred compensation costs, net of amortization, of $32.2

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million (determined based on grant-date fair value) related to unvested restricted stock awards to its employees. Prior to January 1, 2005, the Company followed the provisions of FAS 123 and, as allowed under FAS 123, had been following the intrinsic value method set forth in APB 25 for stock option awards granted to employees at the Separation and the Company’s initial public offering.

Upon adoption of FAS 123R, as of January 1, 2005, the Company reversed the deferred compensation costs, net of amortization of $32.2 million, with a corresponding reduction to the Company’s Additional paid-in capital. Compensation cost related to unvested restricted stock awards granted to employees continues to be recognized on a straight-line basis over a four to seven year period with a corresponding increase to the Company’s Additional paid in capital.

The Company granted approximately 1.0 million shares of restricted stock awards to employees in the three months ended March 31, 2005, substantially all related to the grant of restricted stock with performance criteria for certain named executive officers. Compensation costs were recorded for these awards in the period as management determined it was probable that the objective performance goals over a four-year performance period set by the Compensation Committee of the Company’s Board of Directors (“the Committee”) will be achieved.

Upon adoption of FAS 123R, beginning January 1, 2005, the Company is no longer using the intrinsic value method of accounting for stock option awards granted to Company employees. The Company is now recognizing compensation costs for stock option awards to employees based on their grant-date fair value from January 1, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For stock options granted to employees at the Separation and the initial public offering, which were the only such awards granted prior to January 1, 2005, the weighted average fair value was $13.40. Values were estimated using a zero dividend yield, expected volatility of 50%, risk free interest rate range of 2.23% to 3.78% and a weighted average expected lives of 5.5 years. The weighted average fair value of stock options granted to employees for the three months ended March 31, 2005 was $20.88. Values were estimated using a zero dividend yield, expected volatility of 40.5%, and a risk free interest rate range of 3.70% to 4.10%. As permitted by SAB 107, the Company determined the weighted average expected lives as being equal to the average of the vesting term and contractual term of each stock option granted. The Company granted approximately 0.7 million shares underlying stock option awards to employees during the three months ended March 31, 2005, substantially all related to the grant of stock options with performance criteria for certain named executive officers. Compensation costs were recorded for these awards in the period as management determined it was probable that the objective performance goals over a four-year performance period set by the Committee will be achieved.

In January, 2005, performance compensation awards with respect to approximately 1.0 million shares of Common Stock were granted to certain named executive officers. No compensation costs were recorded for these awards in the period as management determined that it was not probable that the objective performance goals over a four- year performance period set by the Committee will be achieved.

As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under FAS No. 123 where forfeitures were recognized as incurred is not material and therefore the Company did not record an adjustment for a cumulative effect of an accounting change. As of March 31, 2005, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $90.8 million. This cost will be amortized on a straight-line basis over a weighted average of 4.9 years.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded compensation expense of $4.6 million for the three months ended March 31, 2005, compared to a stock compensation credit of $1.2 million for the three months ended March 31, 2004, which reflected a reduction in the redemption value of the underlying awards which were subject to the variable accounting of APB 25. Changes to the Company’s underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

2. Earnings Per Share Data

Basic per share amounts exclude dilution and is the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months ended March 31, 2004, basic per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for the entire period. For the three months ended March 31, 2005, basic per share amounts are calculated using the weighted average number of common shares outstanding during the period.

For the three months ended March 31, 2004, diluted per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in the Company’s initial public offering, as if such shares were outstanding for the entire period, excluding, because their effect would be anti-dilutive, the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation. For the three months ended March 31, 2005, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options using the treasury stock method. For the three months ended March 31, 2005, options to purchase 2.3 million shares were not included in the calculation of diluted per share amounts because these options were anti-dilutive. Options to purchase 0.7 million shares of common stock, 1.0 million shares of unvested restricted stock, and 1.0 million performance stock awards granted to certain named executive officers were not included in the calculation of diluted per share amounts because the number of shares ultimately issued is contingent upon the Company’s performance against measures established for the performance period.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts)

	Three Months Ended March 31,
	2004	2005
Numerator:
Net income (loss)	$(25,455)	$45,673
Denominator:
Weighted average common shares and denominator for basic calculation	76,636	102,985

Weighted average effects of dilutive equity-based compensation awards
Employee stock options	—	514
Unvested restricted shares	—	1,117

Denominator for diluted calculation	76,636	104,616

Net income (loss) per share—basic	$(0.33)	$0.44
Net income (loss) per share—diluted	$(0.33)	$0.44

3. Advances

DreamWorks Studios has received advances from Home Box Office, Inc. (“HBO”) against license fees payable for future film product under an exclusive 10-year domestic pay television license agreement between HBO and DreamWorks Studios. Since the advances are identified for each film, the Company has been allocated the portion of the advances related to its animated features. During the three months ended March 31, 2005, the Company recognized as revenue $0.3 million of such advances, representing a portion of the license fee due from HBO upon availability of the underlying films. No such revenues were recognized in the three months ended March 31, 2004. As of December 31, 2004 and March 31, 2005, there were $16.9 million and $29.9 million respectively, in unrecognized advances from HBO. DreamWorks Studios and the Company are obligated to refund the advances if the advances exceed the license fees earned by the films in accordance with the HBO agreement.

In the normal course of business, the Company received advances for licensing of the Company’s animated characters from various customers on a worldwide basis. As of December 31, 2004 and March 31, 2005, the Company had unearned licensing advances of $10.6 million and $13.3 million, respectively.

4. Film Inventories

The following is an analysis of film inventories (in thousands):

	December 31, 2004	March 31, 2005
In development:
Animated feature films	$42,531	$68,298
In production:
Animated feature films	254,940	307,097
In release, (net of amortization):
Animated feature films	221,048	156,811
Television series	1,407	554

Total film inventories	$519,926	$532,760

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates that 87% of “in release” inventory as of March 31, 2005 will be amortized over the next three years. The Company further anticipates that 33% of “in release” inventory will be amortized over the next twelve months.

Interest capitalized to film inventories during the three months ended March 31, 2004 and 2005 totaled $2.2 million and $3.2 million, respectively.

5. Financing Arrangements

(a) Animation Campus Financing.    In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for the Company. In March 2002, the Company renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to the Company for a five-year term. This transaction was structured to qualify as an operating lease and obligated the Company to provide a residual value guarantee of approximately $61 million. The entire amount of the obligation, $70.1 million at March 31, 2005, is due and is payable in March 2007. In connection with the adoption of Interpretation 46, the special-purpose entity has been consolidated by the Company as of December 31, 2003.

(b) Production Financing.    In October 2003, the Company entered into an agreement to acquire an animated film currently in production. Pursuant to the acquisition agreement, the Company will pay approximately $45.0 million to acquire substantially all distribution rights to the film. Of this amount, $34.9 million and $42.4 million had been paid as of December 31, 2004, and March 31, 2005, respectively. In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to approximately $27.8 million. Of this amount, $21.6 million and $27.4 million had been incurred as of December 31, 2004, and March 31, 2005, respectively. This obligation is included in Other Debt and Film Inventories in the accompanying consolidated balance sheets and will be repaid when the film is completed in 2005. The loan agreement is secured by a perfected first security interest in all rights and title to the film and is cross-defaulted with the Company’s revolving credit facility. The Company has entered into certain foreign exchange transactions intended to hedge the fluctuations of foreign currency payments related to the acquisition of this film. Pursuant to these transactions, the Company is obligated to purchase up to 16.7 million British pounds at an exchange rate specified in the transaction documents. These transactions do not quality for special hedge accounting and, accordingly, changes in the fair value of these agreements are recorded as Other Income/Expense in the accompanying consolidated statements of operations. At December 31, 2004, and March 31, 2005, the banks would be required to pay the Company approximately $2.7 million and $1.9 million, respectively, to terminate the foreign currency agreements. These amounts have been recorded in Other Assets in the accompanying consolidated financial statements.

(d) Universal Studios Advance.    In prior years, DreamWorks Studios entered into several agreements with Vivendi Universal Entertainment LLLP (“Universal”) and its affiliates to provide international theatrical distribution and international and domestic home video fulfillment services. In 2001, DreamWorks Studios amended and extended its agreements with Universal (the “2001 Universal Agreement”). In accordance with the Universal Agreement, DreamWorks Studios received an advance against amounts due to DreamWorks Studios based on the projected net receipts, as defined, of pictures in release and certain pictures in production or pre-production (the “2001 Advance”). DreamWorks Studios is required to provide to Universal quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, due to DreamWorks Studios from Universal in the markets where Universal provides distribution and fulfillment services (the “Pipeline Estimate”).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the 2003 Universal Agreement, Universal agreed to pay to DreamWorks Studios an additional advance of $75 million (the “2003 Advance”), of which $37.5 million was received in December 2003 and $37.5 million was received in March 2004. The entire 2003 Advance is based on projected net receipts, as defined, of the Company’s animated features released subsequent to December 31, 2002 and of certain animated pictures in production or pre-production. As a result, 100% of the 2003 Advance has been allocated to the Company and is included in Universal Studios advance in the accompanying consolidated balance sheets. The 2003 Advance bears interest at a rate of 8.75% per annum.

If future Pipeline Estimates fall below the levels required to maintain the maximum advance (which, as of March 31, 2005, would be $86.2 million), the excess advance must be repaid within five business days. The advances are otherwise not recoupable or refundable until the earlier of a payment default or termination of the Universal Agreements. Management does not expect any amounts to be payable in 2005.

In the event that the Distribution Agreement with DreamWorks Studios is terminated, the Company remains subject to the terms of the DreamWorks Studios’ 2003 Universal Agreement, including the obligation to pay distribution fees and to pay distribution expenses as they are incurred. The Company will not have the right to terminate the 2003 Universal Agreement unless and until (i) DreamWorks Studios has repaid all amounts it owes to Universal Studios, including in respect of investments and advances which aggregate $175 million as of December 31, 2004, (ii) the Company has repaid all amounts owed to Universal Studios, and (iii) Universal Studios has received an aggregate of $75 million of net proceeds from the sale of shares of the Company’s common stock.

(d) Revolving Credit Facility.    In connection with the Separation, the Company entered into a five-year $200 million revolving credit facility with a number of banks. The credit facility is secured by substantially all of the Company’s assets. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, the Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more then $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires the Company to maintain certain financial ratios.

The Company borrowed $101.4 million on the credit facility in October 2004 to repay an equivalent amount of debt of DreamWorks Studios assumed in connection with the Separation. In November 2004, the Company repaid the entire outstanding balance. As of March 31, 2005 there were no borrowings on the credit facility.

(e) HBO Subordinated Notes.    In connection with the Separation, the Company assumed $80 million of subordinated notes issued by DreamWorks Studios in December 2000 pursuant to a subordinated loan agreement, $30 million of which was repaid with the proceeds from the Company’s initial public offering. The subordinated notes bear interest in amount equal to the Eurodollar rate plus 0.50% per annum and are due in November 2007. The subordinated notes are secured by a lien in favor of HBO that is junior to the security interest in certain exhibition rights related to DreamWorks Studios films. The subordinated notes are recorded net of a discount of $3.7 million, which is to be amortized to interest expense over the remaining term of the subordinated loan

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement. In the event that DreamWorks Studios ceases to be the Company’s distributor, the Company remains obligated to continue to license its films to HBO under the terms of DreamWorks Studios’ license agreement with HBO. The terms of the notes require the Company to maintain certain financial ratios.

As of March 31, 2005 the Company was in compliance with all applicable debt covenants.

6. Related Party Transactions

Pursuant to the Distribution Agreement, the Company incurred distribution fees payable to DreamWorks Studios of $21.8 million during the three months ended March 31, 2005.

Pursuant to the Services Agreement, the Company reimbursed DreamWorks Studios $2.3 million and DreamWorks Studios reimbursed the Company $1.3 million during the three months ended March 31, 2005.

For the three months ended March 31, 2005, the distribution and marketing expenses (including its distribution fee) incurred by DreamWorks Studios exceeded the revenues recorded for Shrek 2, primarily related to its worldwide home video distribution, including returns of domestic home video units in excess of amounts previously estimated by DreamWorks Studios. Pursuant to the Distribution Agreement, DreamWorks Studios is responsible for all costs incurred in the distribution of the Company’s films and is entitled to recoup these distribution and marketing expenses incurred for Shrek 2 before the Company can record any additional revenue from the exploitation of this film. As a result, DreamWorks Studios must recoup approximately $24.7 million of distribution and marketing costs in future periods before the Company recognizes any additional revenues from the exploitation of Shrek 2.

As of December 31, 2004 and March 31, 2005, the Company had a receivable from DreamWorks Studios of approximately $385.4 million and $77.1 million, respectively. The Company has made loans to certain of its employees pursuant to various notes receivable arrangements. These arrangements require interest to be paid at rates ranging from 0% to 5.88%. Payments are due under terms ranging from 1 to 10 years. Amounts due at December 31, 2004, and March 31, 2005, are reflected in Receivables from Employees in the accompanying consolidated balance sheets. Interest income associated with these notes receivable for the three months ended March 31, 2004 and 2005 respectively was not material. As of March 31, 2005, the Company had no loans outstanding to named executive officers.

The Company provides services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. In the three months ended March 31, 2004, revenues earned from licensing activities on behalf of DreamWorks Studios totaled $0.2 million, and was not material for the three months ended March 31, 2005.

The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder. See Note 9.

7. Significant Customer, Segment and Geographic Information

For the three months ended March 31, 2004, Universal Studios represented 75% of total revenue. If the Distribution Agreement had not been in effect, Universal Studios would have represented 94% of revenues for the three months ended March 31, 2005.

The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $32.5 million and $55.4 million, respectively, for the three months ended March 31, 2004 and 2005. Long-lived assets located in foreign countries were not material.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of the Company’s revenue by film (in thousands):

	Three Months Ended March 31,
	2004	2005
Spirit: Stallion of the Cimmaron	$7,280	$3,430
Sinbad: Legend of the Seven Seas	12,980	2,697
Shrek 2	—	8,571
Shark Tale	—	142,436
Film Library / Other(1)	20,554	8,361
Television Series	—	1,464

	$40,814	$166,959

(1)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams and Shrek.

8. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31, 2004	March 31, 2005
Salaries and benefits	$7,022	$5,090
Participations and residuals	32,692	29,744
Production costs	6,443	5,853
Occupancy	9,844	9,615
Other accrued liabilities	9,536	5,830

	$65,537	$56,132

9. Income Taxes

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

For the three months ended March 31, 2005, the Company recorded income tax expense of $23.2 million, or an effective tax rate of 34%. The Company’s effective tax rate was lower than the statutory tax rate primarily as a result of the recognition of federal tax benefits for income earned outside the U.S. and qualifying manufacturing activities under the Jobs Creation Act of 2004. For the three months ended March 31, 2004, the Company was not subject to federal income taxes but recorded tax expense of $0.3 million for foreign withholding and state franchise taxes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets. This partial increase in tax basis is expected to reduce the amount of tax that the Company may pay in the future, to the extent that the Company generates taxable income in sufficient amounts in the future. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. At the time of the Separation, the increase in the tax basis of the assets was approximately $1.64 billion, resulting in a deferred tax asset of approximately $620 million. A substantial portion of these potential tax benefits may be realized over approximately 15 years. As a result of the taxable income generated by the Company from the Separation Date through December 31, 2004, the Company expects to realize $6.5 million in tax benefits as a result of the increased basis in the assets for the period from October 28, 2004 through December 31, 2004. The Company also expects to receive a tax benefit of $76.6 million in future years as management has determined that the benefits can be realized through a refund of taxes paid in 2004. Accordingly, the Company has recorded a liability to the stockholder’s affiliate of approximately $70.6 million representing 85% of these recognized benefits as of December 31, 2004 and March 31, 2005. All of the tax benefits to the Company and related obligation to an affiliate of a stockholder described in this section have been recognized as a component of stockholders’ equity and have not impacted the Company’s operating results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our anticipated operating expenses and capital expenditures, and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may”, “could”, “would”, “might”, “will”, “should”, “expect”, “forecast”, “predict”, “potential”, “continue”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “is scheduled for”, “targeted”, and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 28 through 43. Particular attention should be paid to the cautionary language in Risk Factors “—Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky,” “—Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business,” “Our operating results fluctuate significantly,” “The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements,” and “Our scheduled releases of CG animated feature films will place a significant strain on our resources.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q, in our other filings with the SEC or in materials incorporated therein by reference.

The information discussed below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC, which contains additional information concerning our financial statements.

Overview

We have been developing and producing animated films as a division of DreamWorks Studios since its formation in 1994. Our business (the “Animation Business”) includes the development, production and exploitation of animated films in the domestic and international theatrical, home video, television and other markets, as well as consumer products activities. Prior to October 27, 2004 (the “Separation Date”), we were a division of DreamWorks Studios and our operations were conducted through DreamWorks Studios. DreamWorks Studios is a limited liability company formed in 1994 that, prior to the Separation Date, engaged primarily in the businesses of developing, producing and distributing live action and animated feature films. As a result of our separation from DreamWorks Studios (the “Separation”), the assets and liabilities that comprised the Animation Business were transferred to DreamWorks Animation SKG, Inc., the entity through which we now conduct our business. Prior to the Separation, our assets, liabilities and operating results were included in DreamWorks Studios’ financial statements.

We have theatrically released a total of nine animated feature films, including Antz, Shrek, Shrek 2 and Shark Tale. We have a substantial number of projects in development that are expected to fill our release schedule through 2007 and beyond. The table below lists our next six films and their anticipated release schedule.

•	Madagascar (release on May 27, 2005)

•	Wallace and Gromit: Curse of the Were Rabbit (release on October 7, 2005)

•	Over the Hedge (release on May 19, 2006)

•	Flushed Away (release on November 4, 2006)

•	Shrek 3 (release on May 18, 2007)

•	Bee Movie (release on November 2, 2007)

Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

Distribution Agreement with DreamWorks Studios

We entered into several agreements with DreamWorks Studios in connection with the Separation, including the Distribution Agreement. Under the Distribution Agreement, which is described below, DreamWorks Studios uses film receipts to recover the distribution and marketing expenses it incurs for a film and to cover its distribution fee. Accordingly, we only record revenue from film receipts to the extent it exceeds these costs. As a result, we expect that our revenue will be principally derived from the home video and television markets and other ancillary sources, and we expect that domestic and international theatrical receipts will principally be used by DreamWorks Studios to recover its distribution and marketing expenses. Because DreamWorks Studios recoups distribution and marketing costs and its distribution fee before we recognize any revenue, our revenue will be significantly lower than it would have been had we not entered into the Distribution Agreement. For example, while we expect to release Madagascar on May 27, 2005, we estimate that we will not recognize any meaningful revenue from Madagascar until the fourth quarter of 2005.

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

Services Agreement with DreamWorks Studios

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

In connection with the Separation, we entered into a services agreement (the “Services Agreement”) with DreamWorks Studios in connection with certain services DreamWorks Studios provides to us. These include (i) risk management; (ii) information systems management; (iii) payroll services; (iv) legal and business affairs advisory and consulting services; (v) human resources administration; (vii) certain procurement services and (viii) other general support services. We provide DreamWorks Studios with certain services under the Services Agreement, including information technology procurement, office space and facilities management services. The Services Agreement requires both parties to reimburse the other party for its actual costs incurred, plus 5%.

Critical Accounting Policies

Revenue Recognition

Both historically and under the Distribution Agreement, we have recognized and will recognize revenue from the distribution of our animated feature films when earned, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the ”SOP”). The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Revenue from the theatrical distribution of films is recognized at the later of (i) when films are exhibited in theaters or (ii) when theatrical revenues are reported to us by third parties, such as third party distributors.

Revenue from the sale of home video units is recognized at the later of (i) when product is made available for retail sale or (ii) when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. We follow the practice of providing for future returns of home video product at the time the products are sold. We calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although we and DreamWorks Studios allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, as other factors, such as our historical experience with similar types of sales, information we receive from retailers, and our assessment of the products appeal based on domestic box office success and other research, are more important in estimating returns. Generally, payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home video product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

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

Contingent Compensation and Residuals.    We are responsible for certain compensation paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons associated with the production of a film, which is dependent on the performance of the film and is based on factors such as domestic box office and total revenue recognized by the distributor related to the film, with the vast majority of these costs dependent on domestic box office performance. In some cases, particularly with respect to sequels (such as Shrek 2), these contingent compensation costs can be significant. We are also responsible for residuals, which are payments based on similar factors and generally made to third-parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services. Accordingly, residual payments generally increase as total revenue for a film increases. These forms of contingent compensation and residual costs are accrued in accordance with the SOP, using the individual-film-forecast computation method, which accrues and amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized revenue as of the beginning of the current fiscal year (denominator), as described above.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of FAS 123R. FAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FAS 123R will be effective for annual reporting periods beginning on or after June 15, 2005.

We voluntarily elected to adopt FAS 123R as of January 1, 2005. FAS 123R offers alternative adoption methods. We have elected to use the modified prospective transition method and have not restated prior periods. Under this method we have recognized compensation costs for equity awards to our employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation costs for equity awards that were granted to our employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that we used previously for financial statement pro forma disclosure purposes under FAS 123, “Accounting for Stock-Based Compensation.” For those equity awards to employees granted or settled after January 1, 2005, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of FAS 123R.

As required by FAS 123R, we made an estimate of expected forfeitures and are recognizing compensation costs only for those equity awards expected to vest. The impact on our previously reported pro forma disclosures under FAS 123 where we accounted for forfeitures as incurred is not material and therefore we will not record an adjustment for a cumulative effect of an accounting change. As of March 31, 2005, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $90.8 million. This cost will be amortized on a straight-line basis over a weighted average of 4.9 years. Changes to our underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

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

At the time of the Separation, entities controlled by Paul Allen entered into a series of transactions that resulted in a partial increase in the tax basis of our tangible and intangible assets. This partial increase in tax basis is expected to reduce the amount of tax that we may pay in the future, to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to an entity controlled by Paul Allen 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. At the time of the Separation, the increase in the tax basis of the assets was approximately $1.64 billion, resulting in a deferred tax asset of approximately $620 million. A substantial portion of these potential tax benefits may be realized over approximately 15 years. As a result of taxable income generated by us from the Separation Date through

December 31, 2004, we expect to realize $6.5 million in tax benefits as a result of the increased basis in the assets for the period from October 28, 2004 through December 31, 2004. We also currently expect to receive a tax benefit of $76.6 million in future years, as management has determined that the benefits can be realized through a refund of taxes paid in 2004. Accordingly, we recorded a liability to an entity controlled by Paul Allen of approximately $70.6 million as of December 31, 2004 and March 31, 2005 representing 85% of these recognized benefits. All transactions described in this section with an entity controlled by Paul Allen have been recognized as a component of stockholders’ equity and have not impacted our operating results.

Results of Operations

Three Months Ended March 31, 2005, compared to Three Months Ended March 31, 2004

For the three months ended March 31, 2005, our results were primarily driven by worldwide home video contribution from Shark Tale and from continuing merchandising and licensing revenue from Shrek 2, and our library of films.

For the three months ended March 31, 2005, the distribution and marketing expenses incurred by DreamWorks Studios (including its distribution fee) exceeded the revenues recorded by DreamWorks Studios for Shrek 2, primarily related to its worldwide home video distribution, including returns of domestic home video units in excess of amounts previously estimated by DreamWorks Studios. Pursuant to the Distribution Agreement, DreamWorks Studios is responsible for all costs incurred in the distribution of our films and is entitled to recoup its distribution and marketing expenses incurred for Shrek 2 before we can record any additional revenue from the exploitation of this film. As a result, DreamWorks Studios must recoup approximately $24.7 million of distribution and marketing costs in future periods before we will recognize additional revenues from the exploitation of Shrek 2.

Revenue.    For the three months ended March 31, 2005, revenue increased by $126.2 million from $40.8 million to $167.0 million, as compared to the three months ended March 31, 2004. Film revenue for the three months ended March 31, 2005 was primarily driven by the success of Shark Tale in the worldwide home video market. During the three months ended March 31, 2005, Shark Tale generated total revenue of $142.4 million, including revenue earned through merchandising and licensing. Shrek 2 contributed $8.6 million of revenues earned through merchandising and licensing. Our other films contributed $16.0 million of revenues, including $5.7 million of revenues from Shrek in the worldwide home video market.

Since the revenues we recognized during the three months ended March 31, 2005 followed the effectiveness of the Distribution Agreement, the amount of revenue that we recognized during the three months ended March 31, 2005 was substantially less than the amounts that we would have recognized if the Distribution Agreement had not been in effect, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs.

Film revenue for the three months ended March 31, 2004 was primarily driven by the continuing success of Shrek in the worldwide home video and television markets, which contributed $14.0 million in revenues. The international theatrical and home video release of Sinbad: Legend of the Seven Seas also contributed $13.0 million in revenues in the first quarter of 2004. Other films contributed revenue of approximately $13.8 million for the three months ended March 31, 2004, primarily from worldwide home video sales.

Costs of Revenue.    Costs of film revenue were $80.4 million in the three months ended March 31, 2005, as compared to $45.4 million in the three months ended March 31, 2004. Costs of revenues primarily represent the amortization of capitalized film costs, contingent compensation and residuals. Amortization for released films as a percentage of film revenue in the three months ended March 31, 2005 was 47%, compared to 30% for the three months ended March 31, 2004. Amortization as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. In addition, following the effectiveness of the Distribution

Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we have historically recognized in similar periods, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to Ultimate Revenue for the film.

Since the expenses we recorded during the three months ended March 31, 2005 followed the effectiveness of the Distribution Agreement, the amount of expenses that we recorded during the three months ended March 31, 2005 was substantially less than the amounts that we would have recorded if the Distribution Agreement had not been in effect due to the fact that, under the Distribution Agreement, DreamWorks Studios is responsible for paying the distribution and marketing costs relating to each film.

The increase in amortization as a percentage of film revenue for the three months ended March 31, 2005 was primarily due to the change in the mix of films earning revenue. Shark Tale earned substantially more revenue for the three months ended March 31, 2005 than any other film during that period and any other film during the comparable 2004 period. Shark Tale has a higher amortization percentage due to the size of its Ultimate Revenue in comparison to capitalized costs than either Shrek or Shrek 2. In addition, Sinbad: Legend of the Seven Seas had a pre-release write down in 2003 which significantly lowers its amortization percentage in subsequent periods.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $18.1 million (including $4.6 million of stock compensation expense) for the three months ended March 31, 2005 as compared to $7.8 million (including a stock compensation credit of $1.2 million) for the three months ended March 31, 2004. Net of the stock compensation costs for 2005 and 2004 which is described in more detail below, this $4.5 million increase was primarily due to an increase in personnel and professional services fees in our legal, finance, investor relations and information technology functions in order to accommodate the increased demands of a public company and Sarbanes-Oxley compliance.

Stock Compensation Expense

Stock compensation expense was $4.6 million for the three months ended March 31, 2005, as compared to a stock compensation credit of $1.2 million for the three months ended March 31, 2004, which reflected a reduction in the redemption value of the underlying awards which were subject to the variable accounting of APB 25. The increase in stock compensation expense resulted from our grants of restricted stock awards to our employees since the Separation and our initial public offering, which have been recorded as compensation expense based on their grant-date fair value and our decision to voluntarily adopt FAS 123R as of January 1, 2005. As a result of adopting FAS 123R, we are now recording compensation expense based on the grant-date fair value for all stock option awards that we have granted to our employees.

Interest and Other Income (Expense).    Total interest income net of other expense was $0.4 million for the three months ended March 31, 2005 as compared to total interest expense and other expense of $12.8 million for the three months ended March 31, 2004. This $13.2 million net decrease in expense was primarily due to a decrease in expense from interest rate swap agreements and debt related interest expense that are no longer allocated from DreamWorks Studios. Additionally, we recorded interest income of $1.1 million in the first quarter of 2005 from our cash and cash equivalents.

Provision for Income Taxes

For the three months ended March 31, 2005 we recorded income tax expense of $23.2 million, and for the three months ended March 31, 2004 we recorded tax expense of $0.3 million for state franchise and foreign taxes. For the three months ended March 31, 2005 our effective tax rate of 34% was lower than the statutory tax rate primarily from the recognition of Federal tax benefits for income earned outside the U.S. and qualifying manufacturing activities under the American Jobs Creation Act of 2004. For the three months ended March 31, 2004, we were not subject to federal income taxes.

Operating Results

The three months ended March 31, 2005 resulted in operating income of $68.5 million and net income of $45.7 million, as compared to operating losses of $12.4 million and a net loss of $25.5 million for the three months ended March 31, 2004. This was primarily due to substantial profits generated from the success of Shark Tale in the worldwide home video market.

Revolving Credit Facility

In connection with the Separation, we entered into a five-year $200 million revolving credit facility with a number of banks, including JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., and affiliates of certain of the other underwriters for our initial public offering. We intend to use the credit facility, which is secured by substantially all of our assets, to fund our working capital needs. As of May 16, 2005, we had no outstanding borrowings on our revolving credit facility. The maximum amount of borrowings available to us under the credit facility is the lesser of $200 million and an available amount generally determined by applying an advance rate of 67% against estimated receipts from all sources (net of estimated cash expenses directly associated with such receipts) for all of our released films and an advance rate of 100% against our cash on hand to the extent the lenders have a perfected security interest in such cash and by reducing such available amount by the amount of our outstanding debt (other than subordinated debt owing to HBO and up to $50 million of other subordinated debt). Interest on borrowed amounts is determined at either a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, we pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more than $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires us to maintain certain financial ratios and has customary terms that restrict our ability to make fundamental changes to our business, sell assets, incur secured debt, declare dividends and make other distributions. As of March 31, 2005, we were in compliance with all financial ratios with which we are required to comply under the credit agreement.

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

Liquidity and Capital Resources

The Company’s operating activities for the three months ended March 31, 2005 generated adequate cash to meet our operating needs. As of March 31, 2005 we had cash and cash equivalents totaling $445.0 million, a $381.9 million increase compared to $63.1 million at December 31, 2004. The principal components of the increase in cash and cash equivalents were cash generated from operating activities of $377.3 million, additional loan proceeds of $4.8 million for the financing of a film production, and proceeds of $1.8 million from the exercise of employee stock options, slightly offset by $1.7 million invested in equipment. Although we expect that, for the next twelve months, cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, in the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Three months ended
	March 31, 2005	March 31, 2004
	(in thousands)
Net cash provided by operating activities	$377,273	$5,828
Net cash (used in) investing activities	(1,737)	(179)
Net cash provided by (used in) financing activities	6,369	(5,649)

Cash provided by operating activities for the first three months of 2005 was $377.3 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home video revenue from Shrek 2, partially offset by film production spending and contingent compensation. Cash provided by operating activities for the first three months of 2004 was $5.8 million and was primarily attributable to collection of worldwide home video revenue earned in 2003 for Shrek and Sinbad: Legend of the Seven Seas offset by film production spending and other operating uses. Cash used in investing activities for the first three months of 2005 and 2004 were $1.7 million and $0.2 million, respectively, stemming mainly from investment in equipment. Cash provided by (used in) financing activities for the three months ended March 31, 2005 and 2004, were $6.4 million and ($5.7) million, respectively. During the first three months of 2005, this primarily was from loan proceeds for the financing of one of our films and proceeds from the exercise of stock options. During the first three months of 2004, this was primarily related to cash funding and the difference in the amount of debt allocated to us by DreamWorks Studios.

For the remainder of 2005, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $239.0 million, which includes the obligation to acquire certain distribution rights to Wallace & Gromit: Curse of the Were Rabbit and additional production spending related to an increase in our direct-to-video business.

Contractual Obligations.    As of March 31, 2005, we had contractual commitments to make the following payments (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Remainder of 2005	2006-2007	2008-2009	2010 and Thereafter	Total
Operating leases, net of sublease income	$7,212	$11,880	$7,223	$9,971	$36,286
Executive officers’ employment agreements(1)	1,625	4,375	4,400	—	10,400
Wallace & Gromit: Curse of the Were Rabbit obligation(2)	29,974	—	—	—	29,974
Glendale animation campus note payable(3)	—	70,059	—	—	70,059
Universal advance(4)	—	—	—	75,000	75,000
HBO subordinated debt(5)	—	50,000	—	—	50,000
Capital leases(6)	747	1,992	332	—	3,071

Total contractual cash obligations	$39,558	$138,306	$11,955	$84,971	$274,790

(1)	In connection with the Separation, we entered into employment agreements with contractual cash salaries totaling $10.9 million over the next five years.
(2)	In October 2003, we entered into an agreement to acquire certain distribution rights to Wallace & Gromit: Curse of the Were Rabbit, an animated film currently in production. Pursuant to the acquisition agreement, we are obligated to pay approximately $45.0 million to acquire substantially all rights to the film (of which $42.4 million had been paid as of March 31, 2005). In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to approximately $29.0 million. Of this amount, $27.8 million had been borrowed at March 31, 2005. Because we are obligated to acquire this film upon its completion in 2005, the $27.8 million borrowed as of March 31, 2005 plus the amount the Company is still obligated to fund are included in this table.
(3)	We operate an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to us for a five-year term. In accordance with the provisions of FIN 46, we have included the asset, debt and non-controlling interest on our combined balance sheet as of December 31, 2004. We expect to refinance this obligation prior to its maturity.
(4)	In connection with the Separation, we assumed approximately $75 million of indebtedness related to advances that Universal Studios made to DreamWorks Studios to fund animated motion pictures. Universal Studios advanced DreamWorks Studios amounts based on anticipated future receipts from films that DreamWorks Studios is expected to release, and DreamWorks Studios allocated to us $87.2 million of this advance on a historical basis. Of this allocation, $12.2 million relates to a 2001 animated film advance that was initially allocated to us but, as part of the Separation, was not assumed by us.
(5)	In connection with the Separation, we assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which we repaid with proceeds from our initial public offering.
(6)	Includes $0.4 million of imputed interest.

RISK FACTORS

You should carefully consider the following risk factors before deciding to invest in shares of our Class A common stock. The following risks and uncertainties could materially adversely affect our business, financial condition or operating results.

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

The costs to develop, produce and market a film are substantial and some of our competitors have more capital and greater resources than we and DreamWorks Studios have. In 2004, for example, we spent approximately $315 million to fund production costs (excluding capitalized interest and overhead expense) of our feature films, to make contingent compensation and residual payments and to fund technology capital expenditures. For the remainder of 2005, we expect that these costs will be approximately $239.0 million, which includes a one-time payment to Aardman Animations related to Wallace & Gromit: Curse of the Were Rabbit and additional production spending related to an increase in our direct-to-video business. In addition, historically, we made substantial expenditures on distribution and marketing costs that are now generally incurred by DreamWorks Studios under the Distribution Agreement. Although we retain the right to exploit each of the ten films that we have previously released, the size of our film collection is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations and the proceeds of films that are generating revenue from theatrical, home video and ancillary markets. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

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

We have established multiple creative and production teams so that we can simultaneously produce more than one CG animated feature film. As of April 2005, we have theatrically released four CG animated feature films and five non-CG animated feature films and have limited experience sustaining the ability to produce and release more than one CG animated feature film at the same time. Due to the strain on our personnel from the effort required to produce a film and the time required for creative development of future films, it is possible that we will be unable to consistently release two CG animated feature films per year. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our animated feature films will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Our independent auditor will also be required to attest to and report on management’s assessment at that time.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Standard No. 2 (“Standard No. 2”) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and our independent auditors may not agree with management’s assessments. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2005 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We have discovered areas of our internal controls that need improvement and we may discover additional areas in the future. For example, management has identified a need to increase the depth and capabilities of our internal accounting staff and improve the coordination and communication across business functions regarding contractual arrangements. In addition, management identified a need to improve the timeliness and accuracy of financial data and other information received from one of our third party service providers.

Management believes, and our independent auditors concur, that these issues are “significant deficiencies,” which means that there is more than a remote possibility that these deficiencies will result in a misstatement in our annual or interim reports that is more than inconsequential. In 2004 and year-to-date in 2005, we devoted significant resources to remediate and improve our internal controls. Management has discussed with our Audit Committee and independent auditors the areas identified for improvement and the remediation efforts that we are undertaking. Although we believe that these efforts have strengthened our internal controls, we are continuing to work to improve our internal controls.

We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation. If we are not able to complete our assessment under Section 404 in a timely manner, we and our independent auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2005.

Our historical financial information may not be indicative of our results as a separate company.

Our historical financial information presented in this document does not reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity pursuing independent strategies during all periods presented. For example, our historical consolidated financial statements do not reflect what our results of operations, financial condition or cash flows would have been had the Distribution Agreement been in place for all periods presented or had we shifted to our current business model of primarily producing CG animated films at an earlier date. As a result, our historical financial information is not necessarily indicative of our future results of operations, financial condition or cash flows.

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

On March 28, 2005, we filed a registration statement on Form S-1 with the SEC to register the sale of approximately $500 million of Class A common stock (assuming no exercise of an over-allotment option) by certain of our stockholders. This registration statement was filed in anticipation of a follow-on offering expected to be completed sometime after May 27, 2005. The timing and amount of the offering is subject to market conditions and other factors. As described below, certain members of DreamWorks Studios who received shares of our common stock in connection with the Separation entered into an arrangement among themselves with respect to the allocation of such shares among such members. Entities controlled by Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen, together with Lee Entertainment L.L.C. (“Lee Entertainment”) and Universal Studios, contributed the shares of our common stock received by them in the Separation to DWA Escrow LLLP, a limited liability limited partnership referred to in this report as “Holdco” (other than (1) in the case of entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen, 577,040 shares of Class A common stock and 1,154,079 shares of Class B common stock, (2) in the case of an entity controlled by Paul Allen, 12,627,933 shares of Class A common stock (4,901,858 shares of which were sold in our initial public offering) and one share of Class C common stock, (3) in the case of Lee Entertainment, 1,997,067 shares of Class A common stock (775,213 shares of which were sold in our initial public offering) and (4) in the case of Universal Studios, 1,039,756 shares of Class A common stock (all of which were sold in our initial public offering). In connection with the establishment of Holdco, we have agreed that Jeffrey Katzenberg and David Geffen (or entities controlled by them), acting together, or Paul Allen (or entities controlled by him) may select the timing of one follow-on secondary offering of Class A common stock, which must occur during the period beginning six months after our initial public offering and ending on May 31, 2006. Such follow-on offering must be of a sufficient size to permit the Holdco partners to receive a minimum of approximately $533 million of aggregate net cash proceeds from a combination of sales of secondary shares in our initial public offering and such follow-on secondary offering (assuming participation by all Holdco partners in such offerings, subject in the case of entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen, to the 365-day lock-up described in the following risk factor). Shares to be sold in such follow-on offering will consist of shares of common stock retained by Holdco partners and certain of the common stock contributed to Holdco. Under no circumstances will we be obligated to issue additional shares of our common stock for sale in the follow-on offering, regardless of the size of such offering. Upon consummation of a follow-on offering that satisfies this requirement, each Holdco partner will have the right to receive a portion of the remaining shares of common stock held by Holdco and allocated to such partner and, in the case of certain Holdco partners, a portion of any net proceeds received by Holdco in connection with such offering, in each case in accordance with the Holdco partnership agreement.

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

As of March 31, 2005, there were 52,189,992 shares of our Class A common stock, 50,842,414 shares of our Class B common stock and one share of our Class C common stock outstanding. The shares of Class B common stock and Class C common stock are convertible into Class A common stock on a one-for-one basis. The 33,350,000 shares of Class A common stock sold in our initial public offering, the 2,146,505 shares of our Class A common stock delivered to DreamWorks Studios’ and our employees (in connection with the conversion of equity-based compensation awards of DreamWorks Studios that are vested or will vest within 60 days and the grant of shares to our and DreamWorks Studios employees and advisors in connection with our initial public offering) and the 276,924 shares of Class A common stock issued to current and former employees of PDI in connection with the merger of PDI and a wholly owned subsidiary of ours are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In addition to the follow-on secondary offerings described in the previous risk factor (which will occur no earlier than May 27, 2005), following the final allocation of shares by Holdco to the Holdco partners, each of Steven Spielberg, Jeffrey Katzenberg, David Geffen and Paul Allen or entities controlled by them or their permitted transferees, subject to the lock-up described below, will be able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the Securities and Exchange Commission (the “SEC”). Entities controlled by each of Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen (and certain of their permitted transferees), as well as Universal Studios in limited circumstances, will also have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. In addition, certain of our stockholders that are members of DreamWorks Studios on the closing date will have the right to include shares of Class A common stock beneficially owned by them (including the Class A common stock into which our Class B and Class C common stock is convertible) in certain future registration statements relating to our securities. If any of Paul Allen, Steven Spielberg, Jeffrey Katzenberg, David Geffen, Holdco, Universal Studios, entities controlled by them or their respective permitted transferees were to sell a large number of their shares, including in the follow-on secondary offerings described above, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

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

Additionally, in connection with the Separation we entered into a tax receivable agreement with an entity controlled by Paul Allen. As a result of certain transactions that entities controlled by Paul Allen engaged in, the tax basis of our assets was partially increased and the amount of tax we may pay in the future is expected to be reduced. Under the tax receivable agreement, we are required to pay to an entity controlled by Paul Allen 85% of the amount of any cash savings in certain taxes resulting from the partial increase in tax basis and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under this tax receivable agreement will vary depending upon a number of factors. As a result of the increased tax basis, we expect to be entitled to a tax benefit of $83.1 million as management has determined that such benefit can be realized through a reduction or refund of taxes paid in 2004. The tax receivable agreement requires us to pay an entity controlled by Paul Allen 85% of such benefit. As a result of the size of the increase in the tax basis of our tangible and intangible assets, during the approximately 15-year average amortization period for such increased tax basis, the payments that may be made to an entity controlled by Paul Allen could be substantial. See Note 9 to our unaudited Consolidated Financial Statements included in this Form 10-Q for further discussion of the tax receivable agreement.

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

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the first quarter to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since 2004 we have invested significant resources to comprehensively document and analyze our system of internal controls. We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. For a further discussion, see “Item 2—Risk Factors—We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.” Management will consider these matters when assessing the effectiveness of our internal control over financial reporting at year end and we expect that we will make additional changes to enhance our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

DREAMWORKS ANIMATION SKG, INC.

Date: May 16, 2005	By:	/s/ KRISTINA M. LESLIE
	Name: Title:	Kristina M. Leslie Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.