Form 10-Q
period 2005-06-30
DreamWorks Animation SKG, Inc.
filed 2005-08-12
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number 001-32337

DREAMWORKS ANIMATION SKG, INC.

(Exact name of Registrant as specified in its charters)

Delaware	68-0589190
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1000 Flower Street Glendale, California	91201
(Address of principal executive offices)	(Zip code)

(818) 695-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock: As of June 30, 2005, there were 52,234,735 shares of Class A common stock, 50,842,414 shares of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item l.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	December 31, 2004	June 30, 2005
Assets
Cash and cash equivalents	$63,134	$408,150
Short term investments	—	21,800
Accounts receivable, net of allowance for doubtful accounts	14,015	6,934
Receivables from affiliate	385,449	—
Receivable from employees	1,634	1,291
Film inventories, net	519,926	564,837
Property, plant and equipment, net of accumulated depreciation and amortization	85,997	85,422
Deferred costs, net of amortization of $1,438 and $2,182, respectively	3,741	2,997
Income taxes receivable	6,569	12,975
Deferred taxes, net	93,343	106,707
Goodwill	34,216	34,216
Other assets	11,881	36,802

Total assets	$1,219,905	$1,282,131

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$4,414	$7,492
Payable to affiliate	—	31,562
Payable to stockholder	70,643	82,002
Accrued liabilities	65,537	52,989
Other advances and unearned revenue	32,225	35,600
Obligations under capital leases	2,993	2,599
Universal Studios advance	75,000	75,000
Bank borrowings and other debt	139,207	116,646

Total liabilities	390,019	403,890
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 52,107,616 and 52,234,735 shares outstanding, as of December 31, 2004 and June 30, 2005, respectively	521	522
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 50,842,414 shares outstanding	508	508
Class C common stock, par value $.01 per share, one share authorized and outstanding	—	—
Additional paid-in capital	693,198	673,425
Less: Deferred compensation	(32,171)	—
Retained earnings	165,320	207,327
Less: Treasury stock, at cost, 11,536 and 172,401 shares outstanding, as of December 31, 2004 and June 30, 2005, respectively	(431)	(6,482)

Total stockholders’ equity	826,945	875,300

Total liabilities and stockholders’ equity	$1,219,905	$1,282,131

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Operating revenue	$300,304	$35,355	$341,118	$202,314
Costs of revenue	152,789	25,925	198,215	106,344

Gross profit	147,515	9,430	142,903	95,970
Selling, general and administrative expenses	11,268	19,932	19,035	38,003

Operating income (loss)	136,247	(10,502)	123,868	57,967
Interest income (expense), net	(3,248)	1,481	(6,789)	2,150
Other income, net	13,359	1,414	4,127	1,127
Income tax benefit payable to stockholder	—	(11,359)	—	(11,359)

Income (loss) before income taxes	146,358	(18,966)	121,206	49,885
Provision (benefit) for income taxes	225	(15,300)	528	7,878

Net income (loss)	$146,133	$(3,666)	$120,678	$42,007

Basic net income (loss) per share	$1.91	$(0.04)	$1.57	$0.41
Diluted net income (loss) per share	$1.89	$(0.04)	$1.56	$0.40

Shares used in computing net income (loss) per share
Basic	76,636	103,061	76,636	103,018
Diluted	77,123	103,061	77,123	104,505

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	June 30,
	2004	2005
Operating activities
Net income	$120,678	$42,007
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film inventories	70,812	102,293
Stock compensation expense (benefit)	(1,282)	9,898
Depreciation and amortization	2,802	4,348
Change in operating assets and liabilities:
Trade accounts receivable	21,608	7,081
Receivables from employees	254	343
Receivable from/payable to affiliate, net	—	417,011
Film inventories	(217,657)	(147,204)
Other assets	(71)	(24,921)
Deferred taxes, net	—	(2,005)
Accounts payable and accrued expenses	29,892	(9,469)
Income taxes, net	—	(6,406)
Advances and unearned revenue	(13,715)	3,375

Net cash provided by operating activities	13,321	396,351

Investing activities
Purchases of property, plant, and equipment	(211)	(2,415)
Purchases of short-term investments	—	(21,800)

Net cash used in investing activities	(211)	(24,215)

Financing activities
Net transfers to DreamWorks Studios	(49,475)	—
Bank borrowings and other debt	10,124	(23,175)
Decrease in debt allocated from DreamWorks Studios	(22,091)	—
Payments on capital leases	(363)	(394)
Receipts from exercises of stock options	—	2,500
Purchases of treasury stock	—	(6,051)
Universal Studios and other advances	48,664	—

Net cash used in financing activities	(13,141)	(27,120)

Increase (decrease) in cash and cash equivalents	(31)	345,016
Cash and cash equivalents at beginning of period	41	63,134

Cash and cash equivalents at end of period	$10	$408,150

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of the approximately 10% minority interest in PDI has been accounted for as a purchase of minority interest and, accordingly, the Company recorded goodwill for the purchase price over the fair value of the assets acquired of $7.8 million.

Effective October 2004, the Company entered into the Distribution Agreement (the “Distribution Agreement”) with DreamWorks Studios. Pursuant to the Distribution Agreement, the Company has granted DreamWorks Studios the exclusive right to distribute, throughout the world, all of it animated feature films that it delivers to DreamWorks Studios through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, or (ii) December 31, 2010. DreamWorks Studios is responsible for (1) the domestic and international theatrical exhibition of the Company’s films, (2) the domestic and international home video exhibition of the Company’s films and direct-to-video pictures, (3) the domestic and international television licensing of the Company’s films, including pay-per-view, pay television, network, basic cable and syndication, and (4) non-theatrical exhibition of the Company’s films, such as on airlines, in schools and in armed forces institutions. DreamWorks Studios was also granted Internet, radio (for promotional purposes only) and new media rights with respect to the Company’s films. The Company has retained all other rights to exploit the films, including the right to make sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing, soundtrack, radio, legitimate stage and theme park rights.

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

Upon the Separation, the Company entered into a services agreement with DreamWorks Studios (the “Services Agreement”) that provides for certain services to be provided to the Company by DreamWorks Studios, including risk management, information systems management, payroll, legal and certain business affairs advisory, human resources administration, procurement, corporate aircraft services and other general support services. The Services Agreement also provides that the Company will provide certain services for DreamWorks Studios including information technology procurement and office space and facilities management services. The Services Agreement requires, with the exception of corporate aircraft services, both parties to reimburse the other party for its actual costs incurred, plus 5%. The cost of corporate aircraft services is reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to provisions for future returns on home video product, uncollectible receivables, the useful lives of long-lived assets including property and equipment, goodwill, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

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

In connection with the Separation, the Company issued various equity awards to its employees. As of December 31, 2004, the Company had recorded deferred compensation costs, net of amortization, of $32.2 million

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(determined based on grant-date fair value) related to unvested restricted stock awards to its employees. Prior to January 1, 2005, the Company followed the provisions of FAS 123 and, as allowed under FAS 123, had been following the intrinsic value method set forth in APB 25 for stock option awards granted to employees at the Separation and the Company’s initial public offering.

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

The Company granted approximately 58,000 and 1,115,000 shares of restricted stock awards to employees with a weighted average fair value per share of $26.76 and $27.17 in the three months and six months ended June 30, 2005, respectively. Approximately 1,021,000 of these restricted stock awards were granted to certain named executive officers and vest over a four-year performance period pending the achievement of certain performance goals as set by the Compensation Committee of the Company’s Board of Directors (“The Committee”). Management currently believes that it is probable that these performance goals will be achieved and, accordingly, has recorded compensation costs for these awards in the period.

Upon adoption of FAS 123R, beginning January 1, 2005, the Company is no longer using the intrinsic value method of accounting for stock option awards granted to Company employees. The Company is now recognizing compensation costs for stock option awards to employees based on their grant-date fair value from January 1, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For stock options granted to employees at the Separation and the initial public offering, which were the only such awards granted prior to January 1, 2005, the weighted average fair value was $13.40. Values were estimated using a zero dividend yield, expected volatility of 50%, risk free interest rate range of 2.23% to 3.78% and a weighted average expected lives of 5.5 years. The weighted average fair value per share of stock options granted to employees for the three months and six months ended June 30, 2005 was $14.37 and $22.27, respectively. Values were estimated using a zero dividend yield, expected volatility of 50%, and a risk free interest rate range of 3.70% to 4.10%. As permitted by SAB 107, the Company determined the weighted average expected lives as being equal to the average of the vesting term and contractual term of each stock option granted. The Company granted approximately 719,000 and 766,000 shares underlying stock option awards to employees during the three months and six months ended June 30, 2005, approximately 690,000 of which related to the grant of stock options with performance criteria for certain named executive officers. Compensation costs were recorded for these awards in the period as management determined it was probable that the objective performance goals over a four-year performance period set by the Committee will be achieved.

In addition, in January 2005, performance compensation awards with respect to approximately 1,021,000 shares of Common Stock were granted to certain named executive officers. No compensation costs were recorded for these awards in the period as management has currently determined that it is not probable that the objective performance goals over a four-year performance period set by the Committee will be achieved.

As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under FAS No. 123 where forfeitures were recognized as incurred is not material and therefore the Company did not record an adjustment for a cumulative effect of an accounting change. As of June 30, 2005, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $89.0 million. This cost will be amortized on a straight-line basis over a weighted average of 4.7 years.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded compensation expense of $5.3 million and $9.9 million for the three months and six months ended June 30, 2005, compared to a stock compensation benefit of $0.1 million and $1.3 million for the three months and six months ended June 30, 2004, which reflected a reduction in the redemption value of the underlying awards which were subject to the variable accounting of APB 25. Changes to the Company’s underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

2. Short-Term Investments

The Company invests in auction rate securities (“ARS”). ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, interest is paid and rates are reset through a new auction process. The Company classifies ARS as short-term investments and these securities are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity, net of taxes. Any gains or losses on sales of investments are computed based upon specific identification. The Company has no realized gains or losses on ARS for all periods presented. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

3. Earnings Per Share Data

Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months and six months ended June 30, 2004, basic per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for the entire period. For the three months and six months ended June 30, 2005, basic per share amounts are calculated using the weighted average number of common shares outstanding during the period.

For the three months and six months ended June 30, 2004, diluted per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in the Company’s initial public offering, as if such shares were outstanding for the entire period plus the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation. For the three months and six months ended June 30, 2005, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options using the treasury stock method. For the three months ended June 30, 2005, 1,386,000 potential common shares were not included in the calculation of diluted per share amounts because they were anti-dilutive. For the three months and six months ended June 30, 2005, options to purchase 690,000 shares of common stock, 1,021,000 shares of unvested restricted stock, and 1,021,000 performance stock awards granted to certain named executive officers were not included in the calculation of diluted per share amounts because the number of shares ultimately issued is contingent upon the Company’s performance against measures established for the performance period.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Net income (loss)	$146,133	$(3,666)	$120,678	$42,007
Denominator:
Weighted average common shares and denominator for basic calculation	76,636	103,061	76,636	103,018

Weighted average effects of dilutive equity-based compensation awards
Employee stock options	457	—	457	457
Unvested restricted shares	30	—	30	1,030

Denominator for diluted calculation	77,123	103,061	77,123	104,505

Net income (loss) per share—basic	$1.91	$(0.04)	$1.57	$0.41
Net income (loss) per share—diluted	$1.89	$(0.04)	$1.56	$0.40

4. Advances

DreamWorks Studios has received advances from Home Box Office, Inc. (“HBO”) against license fees payable for future film product under an exclusive 10-year domestic pay television license agreement between HBO and DreamWorks Studios. Since the advances are identified for each film, the Company has been allocated the portion of the advances related to its animated features. During the three months and six months ended June 30, 2005, the Company recognized as revenue $0.3 million and $0.6 million of such advances, representing a portion of the license fee due from HBO upon availability of the underlying films. No such revenues were recognized in the three months and six months ended June 30, 2004. As of December 31, 2004 and June 30, 2005, there were $16.9 million and $16.3 million, respectively, in unrecognized advances from HBO. DreamWorks Studios and the Company are obligated to refund the advances if the advances exceed the license fees earned by the films in accordance with the HBO agreement.

In the normal course of business, the Company received advances for licensing of the Company’s animated characters from various customers on a worldwide basis. As of December 31, 2004 and June 30, 2005, the Company had unearned licensing advances of $10.6 million and $10.8 million, respectively.

5. Film Inventories

The following is an analysis of film inventories (in thousands):

	December 31, 2004	June 30, 2005
In development:
Animated feature films	$42,531	$80,793
In production:
Animated feature films	254,940	219,579
In release, (net of amortization):
Animated feature films	221,048	264,465
Television series	1,407	—

Total film inventories	$519,926	$564,837

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates that 90% of “in release” inventory as of June 30, 2005 will be amortized over the next three years. The Company further anticipates that 45% of “in release” inventory will be amortized over the next twelve months.

Interest capitalized to film inventories during the three months ended June 30, 2004 and 2005 totaled $1.5 million and $0.5 million, respectively. Capitalized interest for the six months ended June 30, 2004 and 2005 totaled $3.7 million for each period.

6. Financing Arrangements

(a) Animation Campus Financing.    In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for the Company. In March 2002, the Company renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to the Company for a five-year term. This transaction was structured to qualify as an operating lease and obligated the Company to provide a residual value guarantee of approximately $61.0 million. The entire amount of the obligation, $70.1 million at June 30, 2005, is due and is payable in March 2007. In connection with the adoption of Interpretation 46, the special-purpose entity has been consolidated by the Company as of December 31, 2003.

(b) Production Financing.    In October 2003, the Company entered into an agreement to acquire an animated film currently in production. Pursuant to the acquisition agreement, the Company will pay approximately $45.0 million, cumulative, to acquire substantially all distribution rights to the film. Of this amount, $34.9 million and $44.0 million had been paid as of December 31, 2004, and June 30, 2005, respectively. In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to approximately $29.3 million, and on June 15, 2005 repaid the loans in full.

(c) Universal Studios Advance.    In prior years, DreamWorks Studios entered into several agreements with Vivendi Universal Entertainment LLLP (“Universal”) and its affiliates to provide international theatrical distribution and international and domestic home video fulfillment services. In 2001, DreamWorks Studios amended and extended its agreements with Universal (the “2001 Universal Agreement”). In accordance with the Universal Agreement, DreamWorks Studios received an advance against amounts due to DreamWorks Studios based on the projected net receipts, as defined, of pictures in release and certain pictures in production or pre-production (the “2001 Advance”). DreamWorks Studios is required to provide to Universal quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, due to DreamWorks Studios from Universal in the markets where Universal provides distribution and fulfillment services (the “Pipeline Estimate”).

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s animated features released subsequent to December 31, 2002 and of certain animated pictures in production or pre-production. As a result, 100% of the 2003 Advance has been allocated to the Company and is included in Universal Studios advance in the accompanying consolidated balance sheets. The 2003 Advance bears interest at a rate of 8.75% per annum.

If future Pipeline Estimates fall below the levels required to maintain the maximum advance (which, as of June 30, 2005, would be $86.2 million), the excess advance must be repaid within five business days. The advances are otherwise not recoupable or refundable until the earlier of a payment default or termination of the Universal Agreements. Management does not expect any amounts to be payable in 2005.

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

The Company borrowed $101.4 million on the credit facility in October 2004 to repay an equivalent amount of debt of DreamWorks Studios assumed in connection with the Separation. In November 2004, the Company repaid the entire outstanding balance. As of June 30, 2005 there were no borrowings on the credit facility.

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

As of June 30, 2005 the Company was in compliance with all applicable debt covenants.

7. Related Party Transactions

Pursuant to the Distribution Agreement with DreamWorks Studios, the Company incurred distribution fees of $8.9 million and $30.7 million, respectively, during the three months and six months ended June 30, 2005.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Services Agreement, the Company incurred costs from DreamWorks Studios for the three months and six months ended June 30, 2005 of $3.0 million and $5.4 million, respectively, and DreamWorks Studios incurred costs from the Company for the three months and six months ended June 30, 2005 of $2.4 million and $3.7 million, respectively.

For the three months and six months ended June 30, 2005, the distribution and marketing expenses (including distribution fees) incurred by DreamWorks Studios exceeded the revenues recorded for Shrek 2 and Shark Tale primarily related to their worldwide home video distribution, including provisions for returns of home video units in excess of amounts previously estimated by DreamWorks Studios. Pursuant to the Distribution Agreement, DreamWorks Studios is responsible for all costs incurred in the distribution of the Company’s films and is entitled to recoup these distribution and marketing expenses incurred for Shrek 2 and Shark Tale before the Company can record any additional revenue from the exploitation of this film. As a result, DreamWorks Studios must recoup approximately $38.9 million of Shrek 2 and $4.5 million of Shark Tale distribution and marketing costs in future periods before the Company recognizes any additional revenues from their exploitation under the Distribution Agreement.

As of December 31, 2004, the Company had a receivable from DreamWorks Studios of approximately $385.4 million and as of June 30, 2005, a payable to DreamWorks Studios of approximately $31.6 million which primarily relates to the Distribution Agreement. Under the terms of the Distribution agreement, DreamWorks Studios may only deduct from its calculation of receipts due to the Company actual returns reported by its sub-distributors. As of June 30, 2005, the Company anticipates that total returns from Shrek 2 and Shark Tale will exceed the actual returns reported to date for these titles, and therefore, anticipates a future adjustment to the calculated world wide home video receipts from Shrek 2 and Shark Tale that will result in a refund to DreamWorks Studios in subsequent periods.

The Company has made loans to certain of its employees pursuant to various notes receivable arrangements. These arrangements require interest to be paid at rates ranging from 0% to 5.88%. Payments are due under terms ranging from 1 to 10 years. Amounts due at December 31, 2004 and June 30, 2005, are reflected in Receivables from Employees in the accompanying consolidated balance sheets. Interest income associated with these notes receivable for the three months and six months ended June 30, 2004 and 2005, respectively, was not material. As of June 30, 2005, the Company had no loans outstanding to named executive officers.

The Company provides services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios films and characters in such films. For the three months and six months ended June 30, 2004 and 2005, revenues earned from licensing activities on behalf of DreamWorks Studios was not material.

The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder. See Note 10.

8. Significant Customer, Segment and Geographic Information

For the three months and six months ended June 30, 2004, Universal Studios represented 12% and 20% of total revenue, respectively. If the Distribution Agreement had not been in effect, Universal Studios would have represented 2% and 58% of revenues, for the three and six months ended June 30, 2005.

The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $13.9 million and $70.4 million, respectively, for the three months and six months ended June 30, 2005, and $44.4 million and $76.9 million for the three months and six months ended June 30, 2004. Long-lived assets located in foreign countries were not material.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is an analysis of the Company’s revenue by film (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Sinbad: Legend of the Seven Seas	$7,879	$—	$20,859	$2,679
Shrek 2	235,308	5,925	235,308	14,496
Shark Tale	—	—	—	142,191
Madagascar	—	11,643	—	11,643
Film Library / Other(1)	57,117	17,632	84,951	29,686
Television Series	—	155	—	1,619

	$300,304	$35,355	$341,118	$202,314

(1)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek and Spirit: Stallion of the Cimmaron

9. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31, 2004	June 30, 2005
Salaries and benefits	$7,022	$6,939
Participations and residuals	32,692	25,105
Production costs	6,443	2,491
Occupancy	9,844	9,387
Other accrued liabilities	9,536	9,067

	$65,537	$52,989

10. Income Taxes

Effective as of the Separation, the Company is taxed at regular corporate rates. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset valuation allowance will be recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets. This partial increase in tax basis is expected to reduce the amount of tax that the Company may pay in the future, to the extent that the Company generates taxable income in sufficient amounts in the future. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. At the time of the Separation, the increase in the tax basis of the assets was approximately $1.64 billion, resulting in a deferred tax asset of approximately $620 million. A substantial portion of these potential tax benefits may be realized over approximately 15 years. As a result of the taxable income generated by the Company from the Separation Date through December 31, 2004, the Company expects to realize $6.5 million in tax benefits as a result of the increased basis in the assets for the period from October 28, 2004 through December 31, 2004. The Company also expects to receive a tax benefit of $76.6 million in future years as management has determined that the benefits can be realized through a refund of taxes paid in 2004. All of the tax benefits to the Company and related obligation to an affiliate of a stockholder as of, and for the year ended December 31, 2004 have been recognized as a component of stockholders’ equity and did not impact the Company’s operating results. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109” (“EITF 94-10”), changes in valuation allowances due to changed expectations about the realization of deferred tax assets created by transactions with shareholders should be included in a company’s income statement. As a result of the taxable income currently projected to be generated by the Company in 2005, the Company has decreased the valuation allowance associated with the increased basis of assets allowing the Company to realize approximately $13.4 million in tax benefits in the period ended June 30, 2005 having determined that it is more likely than not that these benefits will be realized. As discussed above, the Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, the Company has recorded an additional liability to the stockholder’s affiliate of approximately $11.4 million representing 85% of these recognized benefits. In accordance with EITF 94-10, for the three months and six months ended June 30, 2005, the tax benefit of $13.4 million was recorded in the income tax provision and the amount due to the stockholder’s affiliate of $11.4 million was recorded as non-operating expense. The net impact was to increase net income for the three months and six months ended June 30, 2005 by approximately $2.0 million. Accordingly, the Company has recognized a liability to the stockholder’s affiliate of $82.0 million representing 85% of the recognized benefits as of June 30, 2005.

For the three months and six months ended June 30, 2005, the Company recorded an income tax benefit of $15.3 million and an expense of $7.9 million, respectively, or an effective tax rate of 81% and 16%, respectively. The Company’s effective tax rate for the six months ended June 30, 2005 was lower than the statutory rate primarily for the reasons stated above and to a lesser extent as a result of the recognition of federal tax benefits for income earned outside the U.S. and qualified manufacturing activities under the American Jobs Creation Act of 2004. Absent the valuation allowance decrease discussed above, for the three months and six months ended June 30, 2005, the Company would have recorded an income tax benefit of $1.9 million and an expense of $21.2 million, respectively, or an effective tax rate of 25% or 35%, respectively. For the three months and six months ended June 30, 2004, the Company was not subject to federal income taxes but recorded tax expense of $0.2 and $0.5, respectively, for foreign withholding and state franchise taxes.

11. Legal Proceedings

Shareholder Class Action Suits.    Between June 1 and August 1, 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against us and several of our officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California and are pending before a single judge; the eighth was filed in the Superior Court of the State of California. The lawsuits generally assert that we and certain of our officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and seek to recover damages on behalf of purchasers of our

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities during the purported class period (which varies by lawsuit, but encompasses the period from October 28, 2004 to May 10, 2005). In July 2005, one of these lawsuits was amended to add additional causes of action under the federal securities laws and additional officer and director defendants, and to extend the purported class period to an ending date of July 11, 2005; that complaint has since been voluntarily dismissed. The federal cases have been consolidated and a lead plaintiff will be appointed to file a consolidated and amended class action complaint. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed in the Superior Court of the State of California alleging various state statutory and common law claims against us (nominally and in a derivative capacity) and several of our officers and directors for allegedly violating their fiduciary duties to the Company by, among other things, permitting the Company to issue alleged material misstatements and omissions. These lawsuits generally assert, on behalf of the Company, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss. In addition, we recently received a letter addressed to our Board of Directors from a law firm purporting to represent a stockholder of the Company requesting that the Company investigate and institute proceedings pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, to recover proceeds from alleged sales of shares by certain selling stockholders in connection with our initial public offering. The Board is currently evaluating this demand to determine the appropriate course of action.

Informal Inquiry by the SEC.    In July 2005, we announced that we had received a request from the staff of the SEC and are voluntarily complying with an informal inquiry concerning trading in our securities and the disclosure of our financial results on May 10, 2005. The SEC has informed us that the informal investigation should not be construed as an indication that any violations of law have occurred. We are cooperating fully with the inquiry.

Other Matters.    From time to time we are involved in legal proceedings arising in the ordinary course of our business, typically intellectual property litigation and infringement claims related to our feature films, which could cause us to incur significant expenses or prevent us from releasing a film. We also have been the subject of patent and copyright claims relating to technology and ideas that we may use or feature in connection with the production, marketing or exploitation of our feature films, which may affect our ability to continue to do so.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our anticipated operating expenses and capital expenditures, and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may”, “could”, “would”, “might”, “will”, “should”, “expect”, “forecast”, “predict”, “potential”, “continue”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “is scheduled for”, “targeted”, and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 31 through 45. Particular attention should be paid to the cautionary language in Risk Factors “—Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky,” “—Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business,” “Our operating results fluctuate significantly,” “The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements,” and “Our scheduled releases of CG animated feature films will place a significant strain on our resources.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q, in our other filings with the SEC or in materials incorporated therein by reference.

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

We have theatrically released a total of ten animated feature films, including Antz, Shrek, Shrek 2, Shark Tale and Madagascar. We have a substantial number of projects in development that are expected to fill our release schedule through 2008 and beyond. The table below lists our next six films and their anticipated release schedule.

•	Wallace and Gromit: Curse of the Were Rabbit (release on October 7, 2005)

•	Over the Hedge (release on May 19, 2006)

•	Flushed Away (release on November 4, 2006)

•	Shrek 3 (release on May 18, 2007)

•	Bee Movie (release on November 2, 2007)

•	Kung Fu Panda (release in May 2008)

Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

Distribution Agreement with DreamWorks Studios

We entered into several agreements with DreamWorks Studios in connection with the Separation, including the Distribution Agreement. Under the Distribution Agreement, which is described below, DreamWorks Studios uses film receipts to recover the distribution and marketing expenses it incurs for a film and to cover its distribution fee. Accordingly, we only record revenue from film receipts to the extent it exceeds these costs. As a result, we expect that our revenue will be principally derived from the home video and television markets and other ancillary sources, and we expect that domestic and international theatrical receipts will principally be used by DreamWorks Studios to recover its distribution and marketing expenses. Because DreamWorks Studios recoups distribution and marketing costs and its distribution fee before we recognize any revenue, our revenue will be significantly lower than it would have been had we not entered into the Distribution Agreement. For example, while Madagascar was released on May 27, 2005, we estimate that we will not recognize any meaningful revenue from Madagascar until the fourth quarter of 2005.

Pursuant to the Distribution Agreement, we granted to DreamWorks Studios the exclusive right to distribute all of our completed animated feature films, including our previously released films, throughout the world that are available for delivery through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, or (ii) December 31, 2010. However, in general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approve (such as DreamWorks Studios’ existing arrangements with Universal Studios, CJ Entertainment and Kadokawa Entertainment). In addition, even if we terminate our distribution relationship with DreamWorks Studios, our existing and future films generally will still be subject to the terms of pre-approved agreements. DreamWorks Studios is responsible for (1) the domestic and international theatrical exhibition of our films, (2) the domestic and international home video exhibition of our films and direct-to-video pictures, (3) the domestic and international television licensing of our films, including pay-per-view, pay television, network, basic cable and syndication, and (4) non-theatrical exhibition of our films, such as on airlines, in schools and in armed forces institutions. DreamWorks Studios has also been granted Internet, radio (for promotional purposes only) and new media rights with respect to our films. We retain all other rights to exploit our films, including the right to make sequels and commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing, soundtrack, radio, legitimate stage and theme park rights. However, to the extent we wish to exploit theme park rights, we will only do so through Universal Studios for so long as Steven Spielberg has certain contractual relationships with us or if he, his wife, his or her issue (or trusts for the primary benefit of any of them) or a private charitable foundation organized by him and/or his wife directly or indirectly owns or controls our Class A common stock.

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

Services Agreement with DreamWorks Studios

As an operating division of DreamWorks Studios prior to October 27, 2004, we have historically been allocated a portion of DreamWorks Studios’ total overhead expenses incurred prior to the Separation for the marketing and distribution of all DreamWorks Studios’ films (including our films) and for corporate functions, such as executive management, finance, accounting, legal, human resources, facilities management, insurance and information technology. In general, these allocations were calculated based on the percentage that our films, headcount, revenue or other criteria constituted of the total films, headcount, revenue or other criteria of DreamWorks Studios (which amounts include our films, headcount, revenue or other criteria).

In connection with the Separation, we entered into a services agreement (the “Services Agreement”) with DreamWorks Studios in connection with certain services DreamWorks Studios provides to us. These include (i) risk management; (ii) information systems management; (iii) payroll services; (iv) legal and business affairs advisory and consulting services; (v) human resources administration; (vii) certain procurement services; (viii) corporate aircraft services; and (ix) other general support services. We provide DreamWorks Studios with certain services under the Services Agreement, including information technology procurement, and office space and facilities management services. The Services Agreement requires, with the exception of corporate aircraft services, both parties to reimburse the other party for its actual costs incurred, plus 5%. The cost of corporate aircraft services is reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations.

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

As required by FAS 123R, we made an estimate of expected forfeitures and are recognizing compensation costs only for those equity awards expected to vest. The impact on our previously reported pro forma disclosures under FAS 123 where we accounted for forfeitures as incurred is not material and therefore we will not record an adjustment for a cumulative effect of an accounting change. As of June 30, 2005, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $89.0 million. This cost will be amortized on a straight-line basis over a weighted average of 4.7 years. Changes to our underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

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

At the time of the Separation, entities controlled by Paul Allen entered into a series of transactions that resulted in a partial increase in the tax basis of our tangible and intangible assets. This partial increase in tax basis is expected to reduce the amount of tax that we may pay in the future, to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to an entity controlled by Paul Allen 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. At the time of the

Separation, the increase in the tax basis of the assets was approximately $1.64 billion, resulting in a deferred tax asset of approximately $620 million. A substantial portion of these potential tax benefits may be realized over approximately 15 years. As a result of taxable income generated by us from the Separation Date through December 31, 2004, we expect to realize $6.5 million in tax benefits as a result of the increased basis in the assets for the period from October 28, 2004 through December 31, 2004. We also currently expect to receive a tax benefit of $76.6 million in future years, as management has determined that the benefits can be realized through a refund of taxes paid in 2004. All transactions as of, and for the year ended December 31, 2004 with an entity controlled by Paul Allen have been recognized as a component of stockholders’ equity and did not impact our operating results.

In accordance with EITF 94-10, changes in valuation allowances due to changed expectations about the realization of deferred tax assets created by transactions with related parties should be included in a company’s income statement. Regulation S-X, rule 5-03(b)(11) further requires public companies to include only taxes based on income under the caption income tax provision. As a result of the taxable income currently projected to be generated by us in 2005, we decreased the valuation allowance associated with the increased basis of assets allowing us to realize approximately $13.4 million in tax benefits in the period ended June 30, 2005 having determined that it is more likely than not that these benefits will be realized. As discussed above, we are obligated to remit to an entity controlled by Paul Allen 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an additional liability to an entity controlled by Paul Allen of approximately $11.4 million representing 85% of these recognized benefits. In accordance with EITF 94-10 and Regulation S-X, rule 5-03(b)(11), for the three months and six months ended June 30, 2005 the tax benefit of $13.4 million was recorded in the income tax provision and the amount due to an entity controlled by Paul Allen of $11.4 million was recorded as non-operating expense. The net impact was to increase net income for the three months and six months ended June 30, 2005 by approximately $2.0 million. Accordingly, we have recognized a liability to an entity controlled by Paul Allen of $82.0 million representing 85% of the recognized benefits as of June 30, 2005.

Results of Operations

Three Months Ended June 30, 2005, compared to Three Months Ended June 30, 2004

For the three months ended June 30, 2005, our results were primarily driven by revenues earned through merchandising and licensing of Madagascar and from continuing revenue from our library of films. Because Madgascar was released on May 27, 2005, minimal theatrical revenue was recognized in the quarter as DreamWorks Studios is entitled to recoup its marketing and distribution costs before we recognize any revenue from a film.

For the three months ended June 30, 2005, the distribution and marketing expenses incurred by DreamWorks Studios (including its distribution fee) exceeded the revenues recorded by DreamWorks Studios for Shrek 2 and Shark Tale, primarily related to their worldwide home video distribution, including provision for returns of home video units in excess of amounts previously estimated by DreamWorks Studios. Pursuant to the Distribution Agreement, DreamWorks Studios is responsible for all costs incurred in the distribution of our films and is entitled to recoup its distribution and marketing expenses incurred for Shrek 2 and Shark Tale before we can record any additional revenue from the exploitation of these films. As a result, DreamWorks Studios must recoup approximately $38.9 million and $4.5 million of distribution and marketing costs in future periods before we will recognize additional revenues from the exploitation of Shrek 2 and Shark Tale, respectively.

Revenue.    For the three months ended June 30, 2005, revenue decreased by $264.9 million, from $300.3 million to $35.4 million, as compared to the three months ended June 30, 2004. For the three months ended June 30, 2005, Madagascar generated total revenue of $11.6 million, substantially all of which was earned through merchandising and licensing. Our library titles contributed $17.9 million of revenues primarily due to the international home video reissue of Spirit: Stallion of the Cimmaron which contributed revenues of $8.5 million. Shrek 2 contributed $5.9 million in merchandising and licensing revenues.

Since the revenues we recognized during the three months ended June 30, 2005 followed the effectiveness of the Distribution Agreement, the amount of revenue that we recognized during the three months ended June 30, 2005 was substantially less than the amounts that we would have recognized if the Distribution Agreement had not been in effect, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs.

Film revenue for the three months ended June 30, 2004 was derived primarily from domestic theatrical revenue from Shrek 2 of $235.3 million. Also contributing to revenue in the three months ended June 30, 2004 was the domestic television market revenue from Sinbad: Legend of the Seven Seas of $7.9 million. Our other library titles also contributed revenue of $57.1 million, which included the domestic home video release of Shrek for $42.5 million.

Costs of Revenue.    Costs of film revenue were $25.9 million in the three months ended June 30, 2005, as compared to $152.8 million in the three months ended June 30, 2004. Costs of revenues primarily represent the amortization of capitalized film costs, contingent compensation and residuals. Amortization for released films as a percentage of film revenue in the three months ended June 30, 2005 was 66.8%, compared to 20.2% for the three months ended June 30, 2004. Amortization as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. In addition, following the effectiveness of the Distribution Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we have historically recognized in similar periods, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to remaining Ultimate Revenue for the film at the beginning of the fiscal year.

Since the expenses we recorded during the three months ended June 30, 2005 followed the effectiveness of the Distribution Agreement, the amount of expenses that we recorded during the three months ended June 30, 2005 was substantially less than the amounts that we would have recorded if the Distribution Agreement had not been in effect due to the fact that, under the Distribution Agreement, DreamWorks Studios is responsible for paying the distribution and marketing costs relating to each film.

The increase in amortization as a percentage of film revenue for the three months ended June 30, 2005 primarily resulted from the reduction in the second quarter of both Shark Tale and Shrek 2’s forecasted worldwide home video Ultimate Revenues reflecting changes in the home video marketplace that have negatively impacted our titles. In accordance with the SOP, under the individual-film-forecast computation method, revisions to Ultimate Revenue projections for a film must be retroactively applied from the beginning of the fiscal year. This resulted in increased amortization expense primarily for Shark Tale and to a lesser extent Shrek 2 for the six months ended June 30, 2005. In accordance with the SOP, all of this increased amortization expense was recorded in the second quarter.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $19.9 million (including $5.3 million of stock compensation expense discussed below) for the three months ended June 30, 2005 as compared to $11.3 million for the three months ended June 30, 2004. Excluding the effect of stock compensation, the $3.3 million increase was primarily due to an increase in personnel and professional services fees in our legal, finance, investor relations and information technology functions in order to accommodate the increased demands of a public company and Sarbanes-Oxley compliance.

Interest and Other Income (Expense).    Total interest and other income net was $2.9 million for the three months ended June 30, 2005 as compared to total interest and other income net of expense of $10.1 million for the three months ended June 30, 2004. This $7.2 million net decrease in income was primarily due to gains on swap agreements, offset by allocated interest expense recorded in the second quarter of 2004 that is no longer allocated from DreamWorks Studios upon the Separation. Additionally, we recorded interest income of $3.2 million in the second quarter of 2005 from our cash, cash equivalents, and short term investments.

Income Tax Benefit Payable to Shareholder.    At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of our tangible and intangible assets. This partial increase in tax basis is expected to reduce the amount of future tax payments, to the extent that we generate taxable income in sufficient amounts in the future. We are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. Accordingly, we have recorded an additional liability to the stockholder’s affiliate of approximately $11.4 million representing 85% of these recognized tax benefits as of June 30, 2005.

Stock Compensation Expense.    Stock compensation expense was $5.3 million for the three months ended June 30, 2005, as compared to a stock compensation credit of $0.1 million for the three months ended June 30, 2004, which reflected a reduction in the redemption value of the underlying awards which were subject to the variable accounting of APB 25. The increase in stock compensation expense resulted from our grants of restricted stock awards to our employees since the Separation and our initial public offering, which have been recorded as compensation expense based on their grant-date fair value and our decision to voluntarily adopt FAS 123R as of January 1, 2005. As a result of adopting FAS 123R, we are now recording compensation expense based on the grant-date fair value for all stock option awards that we have granted to our employees.

Provision for Income Taxes.    For the three months ended June 30, 2005, we recorded an income tax benefit of $15.3 million or an effective tax rate of 81%. Our effective tax rate for the three months ended June 30, 2005 was higher than the statutory rate primarily, as discussed in detail in Critical Accounting Policies—Provision for Income Taxes, as a result of the decrease in the valuation allowance and the income tax benefit payable to shareholder recorded as a non-operating expense. Absent the valuation allowance decrease discussed above, for the three months ended June 30, 2005, the Company would have recorded an income tax benefit of $1.9 million, or an effective tax rate of 25%. For the three months ended June 30, 2004, we were not subject to federal income taxes but recorded tax expense of $0.2 for foreign withholding and state franchise taxes.

Operating Results.    The three months ended June 30, 2005 resulted in operating loss of $10.5 million and net loss of $3.7 million, as compared to operating income of $136.2 million and net income of $146.1 million for the three months ended June 30, 2004. This was primarily due to Shrek 2 and Shark Tale’s current un-recouped position related to the increase in home video return estimates, compared to the substantial profits generated from the success of the domestic theatrical release of Shrek 2 in the second quarter of 2004.

Six Months Ended June 30, 2005, compared to Six Months Ended June 30, 2004.

For the six months ended June 30, 2005, our results were primarily driven by worldwide home video contribution from Shark Tale, merchandising and licensing revenue from Shrek 2 and Madagascar, and continuing revenue from our library of films. Because Madagascar was released on May 27, 2005 minimal theatrical revenue was recognized in the period because DreamWorks Studios is entitled to recoup its marketing and distribution expenses before we recognize any revenue from a film.

Revenue.    For the six months ended June 30, 2005, revenue decreased by $138.8 million, from $341.1 million to $202.3 million, as compared to the six months ended June 30, 2004. Film revenue for the six months ended June 30, 2005 was primarily driven by the success of Shark Tale in the worldwide home video market. During the six months ended June 30, 2005, Shark Tale generated total revenue of $142.2 million, including revenue earned through merchandising and licensing. Shrek 2 contributed $14.5 million of revenues earned through merchandising and licensing, and Madagascar contributed total revenue of $11.6 million substantially through merchandising and licensing. Our other films and television series contributed $34.0 million of revenues, including $9.5 million of revenues from Shrek in the worldwide home video market.

Since the revenues we recognized during the six months ended June 30, 2005 followed the effectiveness of the Distribution Agreement, the amount of revenue that we recognized during the six months ended June 30, 2005 was substantially less than the amounts that we would have recognized if the Distribution Agreement had not been in effect, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs.

Costs of Revenue.    Costs of film revenue were $106.3 million in the six months ended June 30, 2005, as compared to $198.2 million in the six months ended June 30, 2004. Costs of revenues primarily represent the amortization of capitalized film costs, contingent compensation and residuals. Amortization for released films as a percentage of film revenue in the six months ended June 30, 2005 was 50.5%, compared to 21.0% for the six months ended June 30, 2004. Amortization as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. In addition, following the effectiveness of the Distribution Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we have historically recognized in similar periods, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to remaining Ultimate Revenue for the film at the beginning of the fiscal year.

Since the expenses we recorded during the six months ended June 30, 2005 followed the effectiveness of the Distribution Agreement, the amount of expenses that we recorded during the three months ended June 30, 2005 was substantially less than the amounts that we would have recorded if the Distribution Agreement had not been in effect due to the fact that, under the Distribution Agreement, DreamWorks Studios is responsible for paying the distribution and marketing costs relating to each film.

The increase in amortization as a percentage of film revenue for the six months ended June 30, 2005 primarily resulted from reduction in the second quarter of both Shark Tale and Shrek 2’s forecasted worldwide home video Ultimate Revenues reflecting the changes in the home video marketplace that have negatively impacted our titles. In accordance with the SOP, under the individual-film-forecast computation method revisions to Ultimate Revenues projections for a film must be retroactively applied from the beginning of the fiscal year. This resulted in increased amortization expense primarily for Shark Tale and to a lesser extent Shrek 2 for the six months ended June 30, 2005.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $38.0 million (including $9.9 million of stock compensation expense discussed below) for the six months ended June 30, 2005 as compared to $19.0 million (including a stock compensation credit of $1.3 million) for the six months ended June 30, 2004. Excluding the effect of stock compensation, the $7.8 million increase was primarily due to an increase in personnel and professional services fees in our legal, finance, investor relations and information technology functions in order to accommodate the increased demands of a public company and Sarbanes-Oxley compliance.

Interest and Other Income (Expense).    Total interest and other income net of expense was $3.3 million for the six months ended June 30, 2005 as compared to total interest and other expense net of other income of ($2.7) million for the six months ended June 30, 2004. This $6.0 million net increase in income was primarily due to interest income of $4.3 million in the six month ended June 30, of 2005 from our cash, cash equivalents, and short term investments.

Stock Compensation Expense.    Stock compensation expense was $9.9 million for the six months ended June 30, 2005, as compared to a stock compensation benefit of $1.3 million for the six months ended June 30, 2004, which reflected a reduction in the redemption value of the underlying awards which were subject to the variable accounting of APB 25. The increase in stock compensation expense resulted from our grants of restricted stock awards to our employees since the Separation and our initial public offering, which have been recorded as compensation expense based on their grant-date fair value and our decision to voluntarily adopt FAS 123R as of January 1, 2005. As a result of adopting FAS 123R, we are now recording compensation expense based on the grant-date fair value for all stock option awards that we have granted to our employees.

Provision for Income Taxes.    For the six months ended June 30, 2005, we recorded income tax expense of $7.9 million or an effective tax rate of 16%. Our effective tax rate for the six months ended June 30, 2005 was lower than the statutory rate primarily, as discussed in detail in the Critical Accounting Policies—Provision for Income Taxes, as a result of the decrease in the valuation allowance and the income tax benefit payable to shareholder recorded as a non-operating expense and to a lesser extent as a result of the recognition of federal tax benefits for income earned outside the U.S. and qualified manufacturing activities under the American Jobs Creation Act of 2004. Absent the valuation allowance decrease discussed above, for the six months ended June 30, 2005, the Company would have recorded an income tax expense of $21.2 million, or an effective tax rate of 35%. For the six months ended June 30, 2004, we were not subject to federal income taxes but recorded tax expense of $0.5 for foreign withholding and state franchise taxes.

Operating Results.    The six months ended June 30, 2005 resulted in operating income of $58.0 million and net income of $42.0 million, as compared to operating income of $123.9 million and a net income of $120.7 million for the six months ended June 30, 2004. This was primarily due to the world wide home video contribution from Shark Tale and merchandising and licensing revenue from Shrek 2 and Madagascar, compared to the substantial profits generated from the success of domestic theatrical release of Shrek 2 in the second quarter of 2004.

Revolving Credit Facility

In connection with the Separation, we entered into a five-year $200 million revolving credit facility with a number of banks, including JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., and affiliates of certain of the other underwriters for our initial public offering. We intend to use the credit facility, which is secured by substantially all of our assets, to fund our working capital needs. As of August 12, 2005, we had no outstanding borrowings on our revolving credit facility. The maximum amount of borrowings available to us under the credit facility is the lesser of $200 million and an available amount generally determined by applying an advance rate of 67% against estimated receipts from all sources (net of estimated cash expenses directly associated with such receipts) for all of our released films and an advance rate of 100% against our cash on hand to the extent the lenders have a perfected security interest in such cash and by reducing such available amount by the amount of our outstanding debt (other than subordinated debt owing to HBO and up to $50 million of other subordinated debt). Interest on borrowed amounts is determined at either a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, we pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more than $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires us to maintain certain financial ratios and has customary terms that restrict our ability to make fundamental changes to our business, sell assets, incur secured debt, declare dividends and make other distributions. As of June 30, 2005, we were in compliance with all financial ratios with which we are required to comply under the credit agreement.

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

Liquidity and Capital Resources

The Company’s operating activities for the six months ended June 30, 2005, generated adequate cash to meet our operating needs. As of June 30, 2005, we had cash and cash equivalents totaling $408.2 million, a $345.1 million increase compared to $63.1 million at December 31, 2004. The principal components of the increase in cash and cash equivalents were cash generated from operating activities of $396.4 million, proceeds of $2.5 million from the exercise of employee stock options, offset by the net debt reduction of $23.2 million for the financing of a film production, purchase of short term investments of $21.8 million, treasury stock purchase of $6.1 million, and investment in equipment of $2.4 million. Although we expect that, for the next twelve months, cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, in the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Six months ended
	June 30, 2005	June 30, 2004
	(in thousands)
Net cash provided by operating activities	$396,351	$13,321
Net cash used in investing activities	(24,215)	(211)
Net cash used in financing activities	(27,120)	(13,141)

Cash provided by operating activities for the first six months of 2005 was $396.4 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home video revenue from Shrek 2, partially offset by film production spending, contingent compensation, and an estimated income tax payment. Cash provided by operating activities for the first six months of 2004 was $13.3 million and was primarily attributable to collection of domestic theatrical receipts partially offset by film production spending, contingent compensation and other operating uses. Cash used in investing activities for the first six months of 2005 and 2004 were $24.2 million and $0.2 million, respectively, driven primarily by the purchase of short term investments in 2005 of $21.8 million and investment in equipment of $2.4 million. Cash used in financing activities for the six months ended June 30, 2005 and 2004, were $27.1 million and $13.1 million, respectively. During the first six months of 2005, this primarily was from a loan repayment for the financing of one of our films, purchase of treasury stock, partially offset by proceeds from the exercise of stock options. During the first six months of 2004, this was primarily related to cash funding and the difference in the amount of debt allocated to us by DreamWorks Studios.

For the remainder of 2005, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $129.0 million, which includes additional production spending related to an increase in our direct-to-video business.

Contractual Obligations.    As of June 30, 2005, we had contractual commitments to make the following payments (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Remainder of 2005	2006-2007	2008-2009	2010 and Thereafter	Total
Operating leases, net of sublease income	$4,714	$12,019	$7,223	$9,971	$33,927
Executive officers’ employment agreements(1)	1,083	4,375	4,400	—	9,858
Glendale animation campus note payable(2)	—	70,059	—	—	70,059
Universal advance(3)	—	—	—	75,000	75,000
HBO subordinated debt(4)	—	50,000	—	—	50,000
Capital leases(5)	498	1,992	332	—	2,822

Total contractual cash obligations	$6,295	$138,445	$11,955	$84,971	$241,666

(1)	In connection with the Separation, we entered into employment agreements with contractual cash salaries totaling $10.9 million over the next five years.
(2)	We operate an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to us for a five-year term. In accordance with the provisions of FIN 46, we have included the asset, debt and non-controlling interest on our combined balance sheet as of December 31, 2004. We expect to refinance this obligation prior to its maturity.
(3)	In connection with the Separation, we assumed approximately $75 million of indebtedness related to advances that Universal Studios made to DreamWorks Studios to fund animated motion pictures. Universal Studios advanced DreamWorks Studios amounts based on anticipated future receipts from films that DreamWorks Studios is expected to release, and DreamWorks Studios allocated to us $87.2 million of this advance on a historical basis. Of this allocation, $12.2 million relates to a 2001 animated film advance that was initially allocated to us but, as part of the Separation, was not assumed by us.
(4)	In connection with the Separation, we assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which we repaid with proceeds from our initial public offering.
(5)	Includes $0.3 million of imputed interest.

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

We expect to theatrically release a limited number of animated feature films per year for the foreseeable future. The commercial failure of just one of these films can have a significant adverse impact on our results of operations in both the year of release and in the future. For example, for the remainder of 2005, we will be dependent on the continuing success of Shrek 2 and Shark Tale home video sales. Historically, there has been a close correlation between domestic box office success and international box office, home video and television success, such that feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home video and television markets. Because of this close correlation, we believe that Shrek 2 and Shark Tale, both of which performed successfully in the domestic and international theatrical markets, will continue to strongly perform in the home video and television markets, although there is no way to guarantee such results. Our success in 2005 also significantly depends on audience acceptance of Madagascar, which was released in the domestic theatrical market on May 27, 2005, and Wallace & Gromit: Curse of the Were Rabbit, which is scheduled for domestic theatrical release on October 7, 2005. If our films fail to achieve domestic box office success, because of the close correlation mentioned above, their international box office and home video success and our business, results of operations and financial condition could be adversely affected in the remainder of 2005 and beyond. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home video results will continue in the future. In addition, we can make no assurances that home video wholesale prices can be maintained at current levels due to aggressive retail pricing or other factors. Finally, the limited number of films that we release in a year magnifies fluctuations in our earnings. Therefore, our reported results at quarter and year end may be skewed based on the release dates of our films, which could result in volatility in the price of our Class A common stock.

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

The costs to develop, produce and market a film are substantial and some of our competitors have more capital and greater resources than we and DreamWorks Studios have. In 2004, for example, we spent approximately $315 million to fund production costs (excluding capitalized interest and overhead expense) of our feature films, to make contingent compensation and residual payments and to fund technology capital expenditures. For the remainder of 2005, we expect that these costs will be approximately $129.0 million, which includes a one-time payment to Aardman Animations related to Wallace & Gromit: Curse of the Were Rabbit and additional production spending related to an increase in our direct-to-video business. In addition, historically, we made substantial expenditures on distribution and marketing costs that are now generally incurred by DreamWorks Studios under the Distribution Agreement. Although we retain the right to exploit each of the ten films that we have previously released, the size of our film collection is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations and the proceeds of films that are generating revenue from theatrical, home video and ancillary markets. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

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

We have established multiple creative and production teams so that we can simultaneously produce more than one CG animated feature film. As of June 2005, we have theatrically released five CG animated feature films and five non-CG animated feature films and have limited experience sustaining the ability to produce and release more than one CG animated feature film at the same time. Due to the strain on our personnel from the effort required to produce a film and the time required for creative development of future films, it is possible that we will be unable to consistently release two CG animated feature films per year. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our animated feature films will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

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

Under the terms of a Services Agreement that we entered into with DreamWorks Studios, DreamWorks Studios provides us with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration, procurement and other general support services. In addition, pursuant to the Services Agreement, we provide DreamWorks Studios office space at our Glendale facility, facilities management, information technology purchasing services and limited legal services. DreamWorks Studios and we charge the receiving party so that it or we generally recovers the actual costs of providing these services, including allocable employee salaries, fringe benefits and office costs and all out-of-pocket costs and expenses, plus 5% of the actual costs. While our historical financial statements reflect our allocated costs of these services, the historical financial statements do not necessarily reflect what the costs of these services will be in the future. Both DreamWorks Studios and we have the right, upon notice, to terminate any or all of the services either party is providing under the Services Agreement. As a receiving party, both we and DreamWorks Studios may exercise our termination rights generally upon 45 days’ notice. As a providing party, both we and DreamWorks Studios may exercise our termination rights generally upon 45 days’ notice, provided that the party exercising termination rights is not providing such service for itself. If the Services

Agreement is terminated, DreamWorks Studios will no longer be obligated to provide these services to us or pay us for the services we are providing it, and we will be required to either enter a new agreement with DreamWorks Studios or another services provider or assume the responsibility for these functions ourselves and, in the case of office space, seek to find a new tenant. If we were to enter a new agreement with DreamWorks Studios, hire a new services provider, assume these services ourselves or find a new tenant, the economic terms of the new arrangement may be less favorable than our current arrangement with DreamWorks Studios, which may adversely affect our business, financial condition or results of operations.

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

Management believes that these issues are “significant deficiencies,” which means that there is more than a remote possibility that these deficiencies will result in a misstatement in our annual or interim reports that is more than inconsequential. In 2004 and year-to-date in 2005, we devoted significant resources to remediate and improve our internal controls. Management has discussed with our Audit Committee and independent auditors the areas identified for improvement and the remediation efforts that we are undertaking. Although we believe that these efforts have strengthened our internal controls, we are continuing to work to improve our internal controls.

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

As of June 30, 2005, there were 52,234,735 shares of our Class A common stock, 50,842,414 shares of our Class B common stock and one share of our Class C common stock outstanding. The shares of Class B common stock and Class C common stock are convertible into Class A common stock on a one-for-one basis. The 33,350,000 shares of Class A common stock sold in our initial public offering, the 2,146,505 shares of our Class A common stock delivered to DreamWorks Studios’ and our employees (in connection with the conversion of equity-based compensation awards of DreamWorks Studios that are vested or will vest within 60 days and the grant of shares to our and DreamWorks Studios employees and advisors in connection with our initial public offering) and the 276,924 shares of Class A common stock issued to current and former employees of PDI in connection with the merger of PDI and a wholly owned subsidiary of ours are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

In addition to the follow-on secondary offerings described in the previous risk factor, following the final allocation of shares by Holdco to the Holdco partners, each of Steven Spielberg, Jeffrey Katzenberg, David Geffen and Paul Allen or entities controlled by them or their permitted transferees, subject to the lock-up described below, will be able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the Securities and Exchange Commission (the “SEC”). Entities controlled by each of Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen (and certain of their permitted transferees), as well as Universal Studios in limited circumstances, will also have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. In addition, certain of our stockholders that are members of DreamWorks Studios on the closing date will have the right to include shares of Class A common stock beneficially owned by them (including the Class A common stock into which our Class B and Class C common stock is convertible) in certain future registration statements relating to our securities. If any of Paul Allen, Steven Spielberg, Jeffrey Katzenberg, David Geffen, Holdco, Universal Studios, entities controlled by them or their respective permitted transferees were to sell a large number of their shares, including in the follow-on secondary offerings described above, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

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

Additionally, in connection with the Separation we entered into a tax receivable agreement with an entity controlled by Paul Allen. As a result of certain transactions that entities controlled by Paul Allen engaged in, the tax basis of our assets was partially increased and the amount of tax we may pay in the future is expected to be reduced. Under the tax receivable agreement, we are required to pay to an entity controlled by Paul Allen 85% of the amount of any cash savings in certain taxes resulting from the partial increase in tax basis and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under this tax receivable agreement will vary depending upon a number of factors. As a result of the increased tax basis, we expect to be entitled to a tax benefit of $76.6 million as management has determined that such benefit can be realized through a reduction or refund of taxes paid in 2004. The tax receivable agreement requires us to pay an entity controlled by Paul Allen 85% of such benefit. As a result of the size of the increase in the tax basis of our tangible and intangible assets, during the approximately 15-year average amortization period for such increased tax basis, the payments that may be made to an entity controlled by Paul Allen could be substantial. See Note 10 to our unaudited Consolidated Financial Statements included in this Form 10-Q for further discussion of the tax receivable agreement.

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

Market and Exchange Rate Risk

Interest Rate Risk.    We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt and debt allocated to us by DreamWorks Studios. DreamWorks Studios uses derivative instruments from time to time to manage the related risk. Because DreamWorks Studios allocates to us the income and expense associated with these derivative instruments, this has resulted in short term gains or losses. As a result of the Separation, we are no longer allocated interest expense or other income and expense associated with derivative instruments, although we did assume the interest rate swap and cap agreements associated with our production funding indebtedness. This indebtedness was extinguished by June 30, 2005. Through the Distribution Agreement with DreamWorks Studio, we continue to actively monitor fluctuations in interest rates. A hypothetical 1% change in the interest rates applicable to the debt associated with our Glendale animation campus would approximately result in a $0.7 million increase or decrease in annual interest expense. We are not subject to significant interest rate risk on our other financing arrangements.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the second quarter to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Shareholder Class Action Suits.    Between June 1 and August 1, 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against us and several of our officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California and are pending before a single judge; the eighth was filed in the Superior Court of the State of California. The lawsuits generally assert that we and certain of our officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and seek to recover damages on behalf of purchasers of our securities during the purported class period (which varies by lawsuit, but encompasses the period from October 28, 2004 to May 10, 2005). In July 2005, one of these lawsuits was amended to add additional causes of action under the federal securities laws and additional officer and director defendants, and to extend the purported class period to an ending date of July 11, 2005; that complaint has since been voluntarily dismissed. The federal cases have been consolidated and a lead plaintiff will be appointed to file a consolidated and amended class action complaint. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed in the Superior Court of the State of California alleging various state statutory and common law claims against us (nominally and in a derivative capacity) and several of our officers and directors for allegedly violating their fiduciary duties to the Company by, among other things, permitting the Company to issue alleged material misstatements and omissions. These lawsuits generally assert, on behalf of the Company, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss. In addition, we recently received a letter addressed to our Board of Directors from a law firm purporting to represent a stockholder of the Company requesting that the Company investigate and institute proceedings pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, to recover proceeds from alleged sales of shares by certain selling stockholders in connection with our initial public offering. The Board is currently evaluating this demand to determine the appropriate course of action.

Informal Inquiry by the SEC.    In July 2005, we announced that we had received a request from the staff of the SEC and are voluntarily complying with an informal inquiry concerning trading in our securities and the disclosure of our financial results on May 10, 2005. The SEC has informed us that the informal investigation should not be construed as an indication that any violations of law have occurred. We are cooperating fully with the inquiry.

Other Matters.    From time to time we are involved in legal proceedings arising in the ordinary course of our business, typically intellectual property litigation and infringement claims related to our feature films, which could cause us to incur significant expenses or prevent us from releasing a film. We also have been the subject of patent and copyright claims relating to technology and ideas that we may use or feature in connection with the production, marketing or exploitation of our feature films, which may affect our ability to continue to do so.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were submitted to our stockholders at our Annual Meeting of Stockholders held June 22, 2005. Each of these proposals was approved by a majority of the votes cast at the meeting.

1.	To elect nine directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Votes Cast For	Votes Withheld
Jeffrey Katzenberg	795,031,584	8,717,421
Roger A. Enrico	795,458,776	8,290,229
Paul G. Allen	794,852,612	8,896,393
Lewis W. Coleman	802,794,142	954,863
David Geffen	794,853,639	8,895,366
Mellody Hobson	803,400,231	348,774
Nathan Myhrvold	794,643,887	9,105,118
Howard Schultz	802,911,714	837,291
Margaret C. Whitman	798,875,891	4,873,114

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2005. Results of the voting included 803,424,291 votes for, 307,231 votes against, and 17,483 votes abstained.

Item 6.	Exhibits

Exhibit 10.1	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between Kristina M. Leslie and the Company (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2005).

Exhibit 10.2	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between Katherine Kendrick and the Company (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2005).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: August 12, 2005	By:	/s/ KRISTINA M. LESLIE
	Name: Title:	Kristina M. Leslie Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between Kristina M. Leslie and the Company (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2005).

Exhibit 10.2	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between Katherine Kendrick and the Company (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 25, 2005).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.