Form 10-Q
period 2005-09-30
DreamWorks Animation SKG, Inc.
filed 2005-11-14
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock: As of October 31, 2005, there were 52,273,133 shares of Class A common stock, 50,842,414 shares of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	September 30, 2005
		(Unaudited)
Assets
Cash and cash equivalents	$63,134	$412,385
Short term investments	—	21,250
Accounts receivable, net of allowance for doubtful accounts	14,015	8,413
Receivables from affiliate	385,449	—
Receivable from employees	1,634	1,160
Film inventories, net	519,926	565,787
Property, plant and equipment, net of accumulated depreciation and amortization	85,997	85,433
Deferred costs, net of amortization of $1,438 and $2,543, respectively	3,741	2,635
Income taxes recoverable	6,569	28,140
Deferred taxes, net	93,343	70,641
Goodwill	34,216	34,216
Other assets	11,881	30,815

Total assets	$1,219,905	$1,260,875

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$4,414	$7,386
Payable to affiliate	—	30,814
Payable to stockholder	70,643	75,931
Accrued liabilities	65,537	49,469
Other advances and unearned revenue	32,225	20,433
Obligations under capital leases	2,993	2,400
Universal Studios advance	75,000	75,000
Bank borrowings and other debt	139,207	116,945

Total liabilities	390,019	378,378
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 52,107,616 and 52,268,554 shares outstanding, as of December 31, 2004 and September 30, 2005, respectively	521	522
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 50,842,414 shares outstanding	508	508
Class C common stock, par value $.01 per share, one share authorized and outstanding	—	—
Additional paid-in capital	693,198	678,406
Less: Deferred compensation	(32,171)	—
Retained earnings	165,320	206,670
Less: Treasury stock, at cost, 11,536 and 175,032 shares outstanding, as of December 31, 2004 and September 30, 2005, respectively	(431)	(6,550)

Total stockholders’ equity	826,945	879,556

Total liabilities and stockholders’ equity	$1,219,905	$1,260,875

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Operating revenue	$241,343	$87,107	$582,461	$289,421
Costs of revenue	196,311	55,559	394,526	161,903

Gross profit	45,032	31,548	187,935	127,518
Selling, general and administrative expenses	12,659	22,780	31,694	60,783

Operating income	32,373	8,768	156,241	66,735
Interest income (expense), net	(6,439)	3,351	(13,228)	5,501
Other income (expense), net	(4,365)	1,454	(238)	2,581
Decrease (increase) in income tax benefit payable to stockholder	—	2,677	—	(8,682)

Income before income taxes	21,569	16,250	142,775	66,135
Provision for income taxes	1,256	16,906	1,784	24,784

Net income	$20,313	$(656)	$140,991	$41,351

Basic net income (loss) per share	$0.27	$(0.01)	$1.84	$0.40
Diluted net income (loss) per share	$0.26	$(0.01)	$1.83	$0.40
Shares used in computing net income per share
Basic	76,636	103,092	76,636	103,055
Diluted	77,123	103,092	77,123	104,327

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2005
Operating activities
Net income	$140,991	$41,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and write off of film inventories	139,890	155,755
Stock compensation expense	409	15,187
Depreciation and amortization	4,214	6,316
Change in operating assets and liabilities:
Trade accounts receivable	32,621	5,602
Receivables from employees	657	474
Receivable from/payable to affiliate, net	—	416,263
Film inventories	(373,760)	(201,616)
Other assets	(3,756)	(18,934)
Deferred taxes, net	—	27,359
Accounts payable and accrued expenses	69,339	(13,095)
Income taxes, net	—	(21,571)
Advances and unearned revenue	(23,218)	(11,792)

Net cash provided by (used in) operating activities	(12,613)	401,299

Investing activities
Purchases of property, plant, and equipment	(270)	(3,733)
Purchases of short-term investments	—	(21,250)

Net cash used in investing activities	(270)	(24,983)

Financing activities
Net transfers to DreamWorks Studios	(82,497)	—
Repayment of bank debt	—	(27,772)
Increase in bank borrowings and other debt	—	4,597
Increase in debt allocated from DreamWorks Studios	44,086	—
Payments on capital leases	(487)	(593)
Receipts from exercises of stock options	—	2,822
Purchases of treasury stock	—	(6,119)
Universal Studios and other advances	51,744	—

Net cash provided by (used in) financing activities	12,846	(27,065)

Increase (decrease) in cash and cash equivalents	(37)	349,251
Cash and cash equivalents at beginning of period	41	63,134

Cash and cash equivalents at end of period	$4	$412,385

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes(1)	$1,784	$27,863

Cash paid during the period for interest, net of amounts capitalized(1)	$14,427	$8,974

(1)	Payments for income taxes and interest prior to the Separation were paid by DreamWorks Studios on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company.

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business

DreamWorks Animation (the “Company”) has been developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) since its formation in 1994. On October 27, 2004 (the “Separation Date”), the Company was spun off from DreamWorks Studios. As a result of the separation from DreamWorks Studios (the “Separation”), the assets and liabilities that comprised the animation business of DreamWorks Studios were transferred to DreamWorks Animation SKG, Inc., the entity through which the Company now conducts it business. Immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. The consolidated financial statements of DreamWorks Animation SKG, Inc. present the stand-alone financial position, results of operations, and cash flows of the animation businesses and activities of DreamWorks Studios and its consolidated subsidiaries on a combined basis up through the Separation Date, and the consolidated financial position, results of operations and cash flows of DreamWorks Animation SKG, Inc. thereafter. In the accompanying consolidated financial statements and footnotes, “DreamWorks Animation” or the “Company” are terms used interchangeably to refer to DreamWorks Animation SKG, Inc. as well as its predecessor. The businesses and activities of DreamWorks Studios’ animation business included the development, production and exploitation of animated films in the domestic and international theatrical, home video, television and other markets, as well the activities of its consumer products division. DreamWorks Studios is a limited liability company that, prior to the Separation Date, engaged primarily in the businesses of development, production and distribution of live action and animated feature films. The consolidated financial statements of the Company prior to the Separation Date reflect all adjustments, including allocations of costs incurred by DreamWorks Studios, necessary for a fair presentation of the operations of the Company. After the Separation Date, the consolidated financial statements of the Company include the accounts of DreamWorks Animation SKG, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Upon the Separation, DreamWorks Studios and DreamWorks Animation are effectively under common ownership and control.

In connection with the Separation, the Company assumed $325 million of debt that DreamWorks Studios had borrowed under its revolving credit facility and $80 million of subordinated debt DreamWorks Studios owed to Home Box Office, Inc. (“HBO”). In addition, the Company borrowed $101.4 million under a new revolving credit facility to repay an equivalent amount of debt of DreamWorks Studios.

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

Effective October 2004, the Company entered into the Distribution Agreement (the “Distribution Agreement”) with DreamWorks Studios. Pursuant to the Distribution Agreement, the Company has granted DreamWorks Studios the exclusive right to distribute, throughout the world, all of the animated feature films that it delivers to DreamWorks Studios through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, or (ii) December 31, 2010. DreamWorks Studios is responsible for (1) the domestic and international theatrical exhibition of the Company’s films, (2) the domestic and international home video exhibition of the Company’s films and direct-to-video pictures, (3) the domestic and international television licensing of the Company’s films, including pay-per-view, pay television, network, basic cable and syndication, and (4) non-theatrical exhibition of the Company’s films, such as on airlines, in schools and in armed forces institutions. DreamWorks Studios was also granted Internet, radio (for promotional purposes only) and new media rights with respect to the Company’s films. The Company has retained all other rights to exploit the films, including the right to make sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing, soundtrack, radio, legitimate stage and theme park rights.

Pursuant to the Distribution Agreement, DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films, and for contingent compensation and residual payments. DreamWorks Studios is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of the films, and has agreed to make distribution expenditures consistent with historical levels with respect to its films. The Distribution Agreement also provides that DreamWorks Studios is entitled to (1) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (2) recoup all of its distribution and marketing costs prior to the Company recognizing any revenue.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of FAS 123R. FAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FAS 123R is effective for annual reporting periods beginning on or after June 15, 2005.

The Company elected to adopt FAS 123R as of January 1, 2005. FAS 123R offers alternative adoption methods. The Company has elected to use the modified prospective transition method and has not restated prior periods. Under this method, the Company has recognized compensation costs for equity awards to employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation cost for equity awards that were granted to employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that we used previously for financial statement pro forma disclosure purposes under the provisions of FAS No. 123, “Accounting for Stock-Based Compensation (“FAS 123”). For those equity awards to employees granted or settled after January 1, 2005, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of FAS 123R.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Separation, the Company issued various equity awards to its employees. As of December 31, 2004, the Company had recorded deferred compensation costs, net of amortization, of $32.2 million (determined based on grant-date fair value) related to unvested restricted stock awards to its employees. Prior to January 1, 2005, the Company followed the provisions of FAS 123 and provided the required pro forma disclosures and, as allowed under FAS 123, had been following the intrinsic value method set forth in APB 25 for stock option awards granted to employees at the Separation and the Company’s initial public offering.

Upon adoption of FAS 123R, as of January 1, 2005, the Company reversed the deferred compensation costs, net of amortization of $32.2 million, with a corresponding reduction to the Company’s Additional Paid-In Capital. Compensation cost related to unvested restricted stock awards granted to employees continues to be recognized on a straight-line basis over a four to seven year period with a corresponding increase to the Company’s Additional Paid-In Capital.

The Company granted approximately 150,000 and 1,266,000 shares of restricted stock awards to employees with a weighted average fair value per share of $27.58 and $35.16 in the three months and nine months ended September 30, 2005, respectively. Approximately 1,021,000 of these restricted stock awards were granted to certain named executive officers. The vesting of these awards is subject to the achievement of certain cumulative performance goals over a four-year period as set by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). In addition to the achievement of the cumulative four-year performance goals, the vesting of the individual awards is further subject to the completion of a required service period ranging from four to seven years. Management currently believes that it is probable that these performance goals will be achieved and, accordingly, has recorded compensation costs for these awards for both the three and nine months ended September 30, 2005.

Upon adoption of FAS 123R, beginning January 1, 2005, the Company is no longer using the intrinsic value method of accounting for stock option awards granted to Company employees. The Company is now recognizing compensation costs for stock option awards to employees based on their grant-date fair value from January 1, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB 107. Primary input assumptions used to estimate the fair value of stock options include the grant price of the award, the company’s dividend yield, volatility of the company’s stock, the risk-free interest rate, and expected option term. Estimates of the fair value of stock options are not intended to predict actual future events of the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123R.

For stock options granted to employees at the Separation and the initial public offering, which were the only such awards granted prior to January 1, 2005, the weighted average fair value was $13.40. Values were estimated using a zero dividend yield, expected volatility of 50%, risk free interest rate range of 2.23% to 3.78% and a weighted average expected lives of 5.5 years. The weighted average fair value per share of stock options granted to employees for the three months and nine months ended September 30, 2005 was $14.91 and $21.67, respectively. Values were estimated using a zero dividend yield, expected volatility of 50%, and a risk free interest rate range of 3.62% to 4.10%. As permitted by SAB 107, the Company determined the weighted average expected lives as being equal to the average of the vesting term and contractual term of each stock option granted. The Company granted approximately 101,000 and 867,000 shares underlying stock option awards to employees during the three months and nine months ended September 30, 2005, approximately 690,000 of which related to the grant of stock options with performance criteria for certain named executive officers. Compensation costs were recorded for these awards in the period as management determined it was probable that the objective performance goals over a four-year performance period set by the Compensation Committee will be achieved.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the awards described above, in January 2005, additional performance compensation awards with respect to approximately 1,021,000 shares of Common Stock were granted to certain named executive officers. No compensation costs were recorded for these awards in the period as management has currently determined that it is not probable that the objective performance goals over a four-year performance period set by the Committee will be achieved.

As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under FAS 123 where forfeitures were recognized as incurred is not material and therefore the Company did not record an adjustment for a cumulative effect of this accounting change. As of September 30, 2005, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $87.4 million. This cost will be amortized on a straight-line basis over a weighted average of 4.7 years.

The Company recorded stock compensation expense of $5.3 million and $15.2 million for the three months and nine months ended September 30, 2005, compared to a stock compensation expense of $1.7 million and $0.4 million for the three months and nine months ended September 30, 2004. The compensation cost recorded for the nine month period ended September 30, 2004 reflected a reduction in the redemption value of the underlying awards which were subject to the variable accounting of APB 25.

Changes to the Company’s underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this pronouncement beginning in fiscal year 2006 and does not believe adoption of FAS 154 will have a material effect on its financial position, cash flows or results of operations.

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

3. Earnings Per Share Data

Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months and nine months ended September 30, 2004, basic per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for the entire period. For the three months and nine months ended September 30, 2005, basic per share amounts are calculated using the weighted average number of common shares outstanding during the period.

For the three months and nine months ended September 30, 2004, diluted per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in the Company’s initial public offering, as if such shares were outstanding for the entire period, plus the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation. For the three months and nine months ended September 30, 2005, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options using the treasury stock method. For the three months ended September 30, 2005, 994,000 potential common shares were not included in the calculation of diluted per share amounts because they were anti-dilutive. For the three months and nine months ended September 30, 2005, options to purchase 690,000 shares of common stock, 1,021,000 shares of unvested restricted stock, and 1,021,000 performance stock awards granted to certain named executive officers were not included in the calculation of diluted per share amounts because the number of shares ultimately issued is contingent upon the Company’s performance against measures established for the performance period.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Net income	$20,313	$(656)	$140,991	$41,351
Denominator:
Weighted average common shares and denominator for basic calculation	76,636	103,092	76,636	103,055

Weighted average effects of dilutive equity-based compensation awards
Employee stock options	457	—	457	363
Unvested restricted shares	30	—	30	909

Denominator for diluted calculation	77,123	103,092	77,123	104,327

Net income per share—basic	$0.27	$(0.01)	$1.84	$0.40
Net income per share—diluted	$0.26	$(0.01)	$1.83	$0.40

4. Advances

DreamWorks Studios has received advances from HBO against license fees payable for future film product under an exclusive 10-year domestic pay television license agreement between HBO and DreamWorks Studios. Since the advances are identified for each film, the Company has been allocated the portion of the advances related to its animated features. During the three months and nine months ended September 30, 2005, the Company recognized as revenue $13.6 million and $14.2 million of such advances, representing a portion of the license fee due from HBO upon availability of the underlying films. The Company recognized no revenue and $6.2 million as revenue for the three and nine months ended September 30, 2004. As of December 31, 2004 and September 30, 2005, there were $16.9 million and $2.7 million, respectively, in unrecognized advances from HBO. DreamWorks Studios and the Company are obligated to refund the advances if the advances exceed the license fees earned by the films in accordance with the HBO agreement.

In the normal course of business, the Company receives advances for licensing of the Company’s animated characters from various customers on a worldwide basis. As of December 31, 2004 and September 30, 2005, the Company had unearned licensing advances of $10.6 million and $9.8 million, respectively.

5. Film Inventories

The following is an analysis of film inventories (in thousands):

	December 31, 2004	September 30, 2005
In development:
Animated feature films	$42,531	$48,390
In production:
Animated feature films	254,940	215,938
Completed, not released:
Animated feature films	—	75,141
In release, (net of amortization):
Animated feature films	221,048	226,318
Television series	1,407	—

Total film inventories	$519,926	$565,787

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates that 84% of “in release” inventory as of September 30, 2005 will be amortized over the next three years. The Company further anticipates that 38% of “in release” inventory will be amortized over the next twelve months. These estimates of future amortization do not include Wallace and Gromit: Curse of the Were-Rabbit which was released on October 7, 2005.

Interest capitalized to film inventories during the three months ended September 30, 2004 and 2005 totaled $2.1 million and $1.7 million, respectively. Capitalized interest for the nine months ended September 30, 2004 and 2005 totaled $5.8 million and $5.4 million, respectively.

6. Financing Arrangements

Animation Campus Financing.    In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for the Company. In March 2002, the Company renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to the Company for a five-year term. This transaction was structured to qualify as an operating lease and obligated the Company to provide a residual value guarantee of approximately $61.0 million. The entire amount of the obligation, $73.0 million at September 30, 2005, is due and is payable in March 2007. In connection with the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), the special-purpose entity has been consolidated by the Company as of December 31, 2003.

Production Financing.    In October 2003, the Company entered into an agreement to acquire an animated film that was in production. Pursuant to the acquisition agreement, the Company was obligated to pay approximately $46.8 million, cumulative, to acquire substantially all distribution rights to the film. Of this amount, $34.9 million and $46.8 million had been paid as of December 31, 2004, and September 30, 2005, respectively. In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to approximately $29.3 million, and on June 15, 2005 repaid the loans in full.

Universal Studios Advance.    In prior years, DreamWorks Studios entered into several agreements with Vivendi Universal Entertainment LLLP (“Universal”) and its affiliates to provide international theatrical distribution and international and domestic home video fulfillment services. In 2001, DreamWorks Studios amended and extended its agreements with Universal (the “2001 Universal Agreement”). In accordance with the 2001 Universal Agreement, DreamWorks Studios received an advance against amounts due to DreamWorks Studios based on the projected net receipts, as defined, of pictures in release and certain pictures in production or pre-production (the “2001 Advance”). DreamWorks Studios is required to provide to Universal quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, due to DreamWorks Studios from Universal in the markets where Universal provides distribution and fulfillment services (the “Pipeline Estimate”).

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

If future Pipeline Estimates fall below the levels required to maintain the maximum advance (which, as of September 30, 2005, would be $86.2 million), the excess advance must be repaid within five business days. The advances are otherwise not recoupable or refundable until the earlier of a payment default or termination of the Universal Agreements. Management does not expect any amounts to be payable in 2005.

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

The Company borrowed $101.4 million on the credit facility in October 2004 to repay an equivalent amount of debt of DreamWorks Studios assumed in connection with the Separation. In November 2004, the Company repaid the entire outstanding balance. As of September 30, 2005 there were no borrowings on the credit facility.

HBO Subordinated Notes.    In connection with the Separation, the Company assumed $80 million of subordinated notes issued by DreamWorks Studios in December 2000 pursuant to a subordinated loan agreement, $30 million of which was repaid with the proceeds from the Company’s initial public offering. The subordinated notes bear interest in amount equal to the Eurodollar rate plus 0.50% per annum and are due in November 2007. The subordinated notes are secured by a lien in favor of HBO that is junior to the security interest in certain exhibition rights related to DreamWorks Studios films. The subordinated notes are recorded net of a discount of $3.1 million, which is to be amortized to interest expense over the remaining term of the subordinated loan agreement. In the event that DreamWorks Studios ceases to be the Company’s distributor, the Company remains obligated to continue to license its films to HBO under the terms of DreamWorks Studios’ license agreement with HBO. The terms of the notes require the Company to maintain certain financial ratios.

As of September 30, 2005 the Company was in compliance with all applicable debt covenants.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Related Party Transactions

Pursuant to the Distribution Agreement with DreamWorks Studios, the Company incurred distribution fees of $13.9 million and $44.7 million, respectively, during the three months and nine months ended September 30, 2005.

Pursuant to the Services Agreement, the Company incurred costs from DreamWorks Studios for the three months and nine months ended September 30, 2005 of $2.5 million and $7.9 million, respectively, and DreamWorks Studios incurred costs from the Company for the three months and nine months ended September 30, 2005 of $0.6 million and $4.3 million, respectively.

For the nine months ended September 30, 2005, the distribution and marketing expenses (including distribution fees) incurred by DreamWorks Studios exceeded the revenues recorded for Shrek 2 primarily related to its worldwide home video distribution, including provisions for returns of home video units in excess of amounts previously estimated by DreamWorks Studios. Pursuant to the Distribution Agreement, DreamWorks Studios is responsible for all costs incurred in the distribution of the Company’s films and is entitled to recoup these distribution and marketing expenses incurred for Shrek 2 before the Company can record any additional revenue from the exploitation of this film. As a result, DreamWorks Studios must recoup approximately $36.9 million of Shrek 2 distribution and marketing costs in future periods before the Company recognizes any additional revenues from its exploitation under the Distribution Agreement.

As of December 31, 2004, the Company had a receivable from DreamWorks Studios of approximately $385.4 million and as of September 30, 2005, a payable to DreamWorks Studios of approximately $30.8 million which primarily relates to the Distribution Agreement. Under the terms of the Distribution Agreement, DreamWorks Studios may only deduct from its calculation of receipts due to the Company actual returns reported by its sub-distributors and generally remits cash in excess of revenues recorded by the Company during the initial periods of a home video release. As of September 30, 2005, the Company anticipates that total returns from Shrek 2 will exceed the actual returns reported to date for this title, and therefore, anticipates a future adjustment to the calculated worldwide home video receipts (but not previously recorded revenues) from Shrek 2 that will result in a refund to DreamWorks Studios in subsequent periods.

The Company has made loans to certain of its employees pursuant to various notes receivable arrangements. These arrangements require interest to be paid at rates ranging from 0% to 5.68%. Payments are due under terms ranging from 1 to 10 years. Amounts due at December 31, 2004 and September 30, 2005, are reflected in Receivables from employees in the accompanying consolidated balance sheets. Interest income associated with these notes receivable for the three months and nine months ended September 30, 2004 and 2005, respectively, was not material. As of September 30, 2005, the Company had no loans outstanding to named executive officers.

The Company provides services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. For the three months and nine months ended September 30, 2004 and 2005, revenues earned from licensing activities on behalf of DreamWorks Studios were not material.

The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder. See Note 10.

8. Significant Customer, Segment and Geographic Information

For the three months and nine months ended September 30, 2004, Universal Studios represented 77% and 44% of total revenue, respectively. If the Distribution Agreement had not been in effect, Universal Studios would have represented 56% and 64% of revenues, for the three and nine months ended September 30, 2005.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $11.6 million and $82.0 million, respectively, for the three months and nine months ended September 30, 2005, and $201.7 million and $278.6 million for the three months and nine months ended September 30, 2004. Long-lived assets located in foreign countries were not material.

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

The following is an analysis of the Company’s revenue by film (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Sinbad: Legend of the Seven Seas(1)	$(813)	$34	$20,046	$2,713
Shrek 2	194,926	2,626	430,234	17,122
Shark Tale	—	10,344	—	152,535
Madagascar	—	64,620	—	76,263
Film Library / Other(2)	38,480	9,101	123,431	38,787
Television Series	8,750	382	8,750	2,001

	$241,343	$87,107	$582,461	$289,421

(1)	During the three month period ended September 30, 2004, the Company had a change in estimate which reduced Sinbad: Legend of the Seven Seas domestic and international home video revenues after receiving updated information from Universal that reflected higher domestic and international home video returns than had originally been anticipated. This change in estimate reduced film revenues by $1.6 million.
(2)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek and Spirit: Stallion of the Cimmaron

9. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31, 2004	September 30, 2005
Salaries and benefits	$7,022	$5,738
Participations and residuals	32,692	23,448
Production costs	6,443	1,354
Occupancy	9,844	9,548
Other accrued liabilities	9,536	9,381

	$65,537	$49,469

The Company anticipates that approximately 52% of participation costs accrued as of September 30, 2005 will be paid over the next twelve months.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2004, the Company recorded net deferred tax assets of approximately $93.3 million, which represented tax deductions expected to be available in 2005 and 2006, which can be carried back against 2004 taxable income. During the quarter ended September 30, 2005, the Company filed its Federal income tax return for the period from October 27, 2004 to December 31, 2004 (“2004 Federal tax return”). The taxable income amount as filed in the 2004 Federal tax return was less than the taxable income amount used to compute the 2004 income tax provision, due principally to higher film amortization and larger deductions pertaining to permanent items. The reduction of taxable income in 2004 resulted in lower realization of future income tax deductions, which are realizable by carrying them back against the reduced 2004 taxable income. Accordingly, an increase in the deferred tax valuation allowance of $10.2 million was recorded during the quarter pertaining to deferred tax assets that existed as of the beginning of 2005. This amount was partially offset by a reduction in current taxes payable, net of reserves for tax contingencies, of approximately $6.0 million.

The Company currently anticipates that its effective tax rate for the year ending December 31, 2005 will be approximately 27%, excluding the effects of the adjustment noted above. The reduction in the rate as compared to the statutory rate is due primarily to permanent deductions pertaining to tax benefits earned outside the United States and qualified manufacturing activities under the American Jobs Creation Act of 2004, and the reduction of deferred tax valuation allowances triggered by the Company’s expectation of taxable income in 2005.

For the three months and nine months ended September 30, 2005, the Company recorded an income tax expense of $16.9 million and of $24.8 million, respectively, or an effective tax rate of 125% and 33%, respectively. The difference between the taxes that would have been recorded using an annual effective tax rate of 27% and the recorded tax expenses are due to charges, discussed above, aggregating approximately $4.2 million that were recorded during the quarter ended September 30, 2005 associated with the filing of the Company’s 2004 Federal tax return. For the three months and nine months ended September 30, 2004, the Company was not subject to federal income taxes but recorded tax expense of $1.3 million and $1.8 million, respectively, for foreign withholding and state franchise taxes.

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future, to the extent that the Company generates taxable income in sufficient amounts in the future. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. At the time of the Separation, the Tax Basis Increase was estimated at $1.64 billion, resulting in a deferred tax asset of approximately $620 million, which will result in future tax deductions over an approximate 15 year period. As a result of the Tax Basis Increase and of taxable income generated by the Company from the Separation Date to December 31, 2004, the Company realized $6.5 million in tax benefits for the period from October 28, 2004 through December 31, 2004, and net deferred tax assets of $76.6 million which represents the tax benefit the Company expected to realize in future

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years. In conjunction with the filing of the Company’s 2004 Federal income tax return the calculation of the Tax Basis Increase was finalized and adjusted downward to $1.61 billion, resulting in a deferred tax asset of approximately $615 million at December 31, 2004. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109” (“EITF 94-10”), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Therefore, all of the tax benefits to the Company and related obligation to the stockholder’s affiliate as of, and for the year ended December 31, 2004, along with the adjustment to the Tax Basis Increase and related deferred tax asset upon the filing of the 2004 Federal tax return, have been recognized as a component of stockholders’ equity and did not impact the Company’s operating results.

In accordance with EITF 94-10, realized tax benefits created by transactions with shareholders in subsequent periods should be included in a company’s income statement. As a result of the Tax Basis Increase and taxable income projected by the Company for the year ended December 31, 2005, the Company realized $10.1 million in tax benefits as a reduction in the provision for income taxes for the nine months ended September 30, 2005. As discussed above, the Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, the Company has recorded an additional liability to the stockholder’s affiliate of approximately $8.7 million as non-operating expense for the nine months ended September 30, 2005. The Company has recognized a liability to the stockholder’s affiliate of $75.9 million representing 85% of the recognized benefits as of September 30, 2005.

11. Legal Proceedings

Shareholder Class Action Suits.    Between June 1 and August 1, 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California and are pending before a single judge; the eighth was filed in the Superior Court of the State of California. The lawsuits generally assert that the Company and certain of its officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and seek to recover damages on behalf of purchasers of the Company’s securities during the purported class period (which varies by lawsuit, but encompasses the period from October 28, 2004 to May 10, 2005). In July 2005, one of these lawsuits was amended to add additional causes of action under the federal securities laws and additional officer and director defendants, and to extend the purported class period to an ending date of July 11, 2005; that complaint has since been voluntarily dismissed. The federal cases have been consolidated and a lead plaintiff will be appointed to file a consolidated and amended class action complaint. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed in the Superior Court of the State of California alleging various state statutory and common law claims against the Company (nominally and in a derivative capacity) and several of its officers and directors for allegedly violating their fiduciary duties to the Company by, among other things, permitting the Company to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against the Company (nominally and in a derivative capacity) and several of its officers and directors as those alleged in the state

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

court derivative cases. These lawsuits generally assert, on behalf of the Company, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss. In July 2005, the Company received a letter addressed to its Board of Directors from a law firm purporting to represent a stockholder of the Company requesting that the Company investigate and institute proceedings pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, to recover proceeds from alleged sales of shares by certain selling stockholders in connection with the Company’s initial public offering. The Board evaluated this demand and has responded that it will not institute proceedings.

Informal Inquiry by the SEC.    In July 2005, the Company announced that it had received a request from the staff of the SEC and is voluntarily complying with an informal inquiry concerning trading in the Company’s securities and the disclosure of its financial results on May 10, 2005. The SEC has informed the Company that the informal inquiry should not be construed as an indication that any violations of law have occurred. The Company is cooperating fully with the inquiry.

Other Matters.    From time to time the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to our feature films, which could cause the Company to incur significant expenses or prevent the Company from releasing a film. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of its feature films, which may affect the Company’s ability to continue to do so.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our anticipated operating expenses and capital expenditures, and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may”, “could”, “would”, “might”, “will”, “should”, “expect”, “forecast”, “predict”, “potential”, “continue”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “is scheduled for”, “targeted”, and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 36 through 50. Particular attention should be paid to the cautionary language in Risk Factors “—Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky,” “—Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business,” “Our operating results fluctuate significantly,” “The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements,” and “Our scheduled releases of CG animated feature films will place a significant strain on our resources.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, or SEC, or in materials incorporated therein by reference.

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained elsewhere in this Quarterly Report as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 28, 2005, which contains additional information concerning our financial statements. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

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

We have theatrically released a total of eleven animated feature films, including Antz, Shrek, Shrek 2, Shark Tale, Madagascar, and Wallace and Gromit: Curse of the Were-Rabbit (which was released on October 7, 2005). We have a substantial number of projects in development that are expected to fill our release schedule through 2008 and beyond. The following lists our next six films and their anticipated release schedule.

•	Over the Hedge (release on May 19, 2006)

•	Flushed Away (release on November 4, 2006)

•	Shrek 3 (release on May 18, 2007)

•	Bee Movie (release on November 2, 2007)

•	Kung Fu Panda (release in May 2008)

•	Madagascar 2 (release in 2008)

Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

Distribution Agreement with DreamWorks Studios

We entered into several agreements with DreamWorks Studios in connection with the Separation, including the Distribution Agreement. Under the Distribution Agreement, which is described below, DreamWorks Studios uses film receipts to recover the distribution and marketing expenses it incurs for a film and to cover its distribution fee. Accordingly, we only record revenue from film receipts to the extent it exceeds these costs. As a result, we expect that our revenue will be principally derived from the home video and television markets and other ancillary sources, and we expect that domestic and international theatrical receipts will principally be used by DreamWorks Studios to recover its distribution and marketing expenses. Because DreamWorks Studios recoups distribution and marketing costs and its distribution fee before we recognize any revenue, our revenue will be significantly lower than it would have been had we not entered into the Distribution Agreement. For example, while Wallace and Gromit: Curse of the Were-Rabbit was released on October 7, 2005, we estimate that we will not recognize any meaningful revenue from this film in the fourth quarter of 2005.

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

In addition, under the terms of the Distribution Agreement, (i) DreamWorks Studios may assign its rights and obligations under the Distribution Agreement to any of its affiliates that it controls, (ii) if DreamWorks Studios ceases to operate its domestic theatrical distribution business, DreamWorks Studios may assign or sub-license its domestic theatrical rights with respect to our films to Universal Studios under the same terms and conditions as set forth in the Distribution Agreement (in which case Universal Studios would continue to enjoy its rights and obligations, with respect to our films, that it currently enjoys under its sub-distribution and fulfillment servicing agreement with DreamWorks Studios) and (iii) DreamWorks Studios may assign its rights and obligations under the Distribution Agreement to a successor entity in the event DreamWorks Studios is acquired or merged into another entity, or in connection with a sale or assignment of all or substantially all of its theatrical distribution business to another entity.

Upon the occurrence of certain events of default, which include the failure of either party to make a payment and the continuance thereof for five business days, material uncured breach of the agreement and certain bankruptcy-related events, the non-breaching party may terminate the agreement. If we fail to deliver to DreamWorks Studios three films per each five-year period, if applicable, of the Distribution Agreement (e.g., three films within the first five years, six films within the first ten years), then DreamWorks Studios has the right to terminate the agreement. In addition, if DreamWorks Studios (i) is in breach or default under any sub-distribution or third-party service agreements that have been approved by us; and such breach or default has or will have a material adverse effect on the distribution rights granted under the Distribution Agreement, (ii) ceases to employ David Geffen and Steven Spielberg or they cease to be meaningfully involved in the management of DreamWorks Studios’ distribution business, or (iii) undergoes a change of control, including a sale of all or substantially all of its assets or its motion picture division, then, subject to DreamWorks Studios’ right to assign the agreement (in the case of clauses (ii) and (iii) as described above), we may terminate the agreement. If we terminate the agreement, we generally can require DreamWorks Studios to stop distributing our films in the various territories and markets in which DreamWorks Studios directly distributes our films or we can terminate the remaining term of the Distribution Agreement, but require DreamWorks Studios to continue distributing our films that it is currently distributing or are ready for release pursuant to the Distribution Agreement, subject, in each case, to the terms of any output or other agreements to which the films are then subject (provided that DreamWorks Studios continues to pay us all amounts required to be paid to us and to perform its other obligations pursuant to the Distribution Agreement) or permit DreamWorks Studios to continue distribution in territories and markets that we choose. Unless otherwise agreed, termination of the Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. Subject to the preceding sentence, in the event (i) DreamWorks Studios’ agreement with Universal Studios expires or is terminated by either party or (ii) DreamWorks Studios ceases to be engaged in the domestic theatrical distribution business and domestic theatrical exhibition rights are not assigned or sublicensed to Universal Studios in accordance with the terms of the Distribution Agreement, then either we or DreamWorks Studios may terminate the Distribution Agreement.

We and DreamWorks Studios recently clarified by letter agreement the applicability of certain provisions of the Distribution Agreement. For a further discussion, please see Part II, Item 5—“Other Information” of this Quarterly Report.

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

In connection with the Separation, we entered into a services agreement (the “Services Agreement”) with DreamWorks Studios in connection with certain services DreamWorks Studios provides to us. These include (i) risk management; (ii) information systems management; (iii) payroll services; (iv) legal and business affairs advisory and consulting services; (v) human resources administration; (vi) certain procurement services; (vii) corporate aircraft services; and (viii) other general support services. We provide DreamWorks Studios with certain services under the Services Agreement, including information technology procurement, and office space and facilities management services. The Services Agreement requires, with the exception of corporate aircraft services, both parties to reimburse the other party for its actual costs incurred, plus 5%. The cost of corporate aircraft services is reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations.

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

Revenue from the sale of home video units is recognized at the later of (i) when product is made available for retail sale or (ii) when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. We follow the practice of providing for future returns of home video product at the time the products are sold. We and DreamWorks Studios calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although we and DreamWorks Studios allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, as other factors, such as our historical experience with similar types of sales, information we receive from retailers, and our assessment of the products appeal based on domestic box office success and other research, are more important in estimating returns. Generally, payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home video product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

Revenue from both free and pay television licensing agreements are recognized at the time the production is made available for exhibition in those markets.

Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licensees or cash is received.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of FAS 123R. FAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FAS 123R is effective for annual reporting periods beginning on or after June 15, 2005.

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

Upon adoption of FAS 123R, as discussed above, the Company is no longer using the intrinsic value method of accounting for stock option awards granted to Company employees and is now recognizing compensation costs for stock option awards to employees based on their grant-date fair value from January 1, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB 107. Primary input assumptions used to estimate the fair value of stock options include the grant price of the award, the company’s dividend yield, volatility of the company’s stock, the risk-free interest rate, and expected option term. Estimates of the fair value of stock options are not intended to predict actual future events of the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123R.

As required by FAS 123R, we made an estimate of expected forfeitures and are recognizing compensation costs only for those equity awards expected to vest. The impact on our previously reported pro forma disclosures under FAS 123 where we accounted for forfeitures as incurred is not material and therefore we will not record an adjustment for a cumulative effect of an accounting change. As of September 30, 2005, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $87.4 million. This cost will be amortized on a straight-line basis over a weighted average of 4.7 years. Changes to our underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in 2005 and future periods. In addition, future grants of equity awards will result in additional compensation expense in 2005 and future periods.

Provision for Income Taxes

Prior to the Separation, DreamWorks Studios paid no federal income taxes as an entity as the operations of DreamWorks Studios were included in the taxable income of its individual members. The tax expense in our consolidated statements of operations, through the Separation Date, principally represents foreign withholding taxes and state franchise taxes. Effective as of the Separation, we are subject to federal taxation as a corporation and file separate tax returns. We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates and a change in tax status is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax planning strategies, and forecasts of future taxable income.

At the time of the Separation, entities controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of our tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future, to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to our stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. At the time of the Separation, Tax Basis Increase was estimated at $1.64 billion resulting in a deferred tax asset of approximately $620 million, which will result in future tax deductions over an approximate 15 year period. As a result of the Tax Basis Increase and taxable income generated by us from the Separation Date through December 31, 2004, we realized $6.5 million in tax benefits for the period from October 28, 2004 through December 31, 2004. In conjunction with the filing of our 2004 Federal income tax return, the Tax Basis Increase was finalized and adjusted downward to $1.61 billion, resulting in a deferred tax asset of approximately $615 million at December 31, 2004. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109 (“EITF 94-10”), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Therefore, all of the tax benefits to us and related obligation to the stockholder’s affiliate as of, and for the year ended December 31, 2004, along with the adjustment to the Tax Basis Increase and related deferred tax asset upon the filing of the 2004 Federal income tax return, have been recognized as a component of stockholders’ equity and did not impact our operating results.

In accordance with EITF 94-10, realized tax benefits, created by transactions with shareholders in subsequent periods should be included in a company’s income statement. As a result of the Tax Basis Increase and taxable income projected by management for the year ended December 31, 2005, we realized $10.1 million in tax benefit as a reduction in the provision for income taxes for the nine months ended September 30, 2005. As discussed above, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an additional liability to the stockholder’s affiliate of approximately $8.7 million as non-operating expense for the nine-months ended September 30, 2005.

Results of Operations

Three Months Ended September 30, 2005, compared to Three Months Ended September 30, 2004

For the three months ended September 30, 2005, our results were primarily driven by revenues earned from the domestic and international theatrical release of Madagascar, domestic pay television and international theatrical markets for Shark Tale, and from continuing revenue from our library of films. Revenues recorded by DreamWorks Studios for Shrek 2 exceeded the distribution and marketing expenses (including distribution fee) incurred for the three months ended September 30, 2005. However, they were not sufficient enough to enable DreamWorks Studios to fully recoup the total amount of such costs incurred for the nine months ended September 30, 2005. Pursuant to the Distribution Agreement, DreamWorks Studios is responsible for all costs incurred in the distribution of our films and is entitled to recoup its distribution and marketing expenses incurred for Shrek 2 before we can record any additional revenue from the exploitation of this film. As a result, DreamWorks Studios must recoup approximately $36.9 million of distribution and marketing costs in future periods before we will recognize additional revenues from the exploitation of Shrek 2.

Revenue.    For the three months ended September 30, 2005, revenue decreased by $154.2 million, from $241.3 million to $87.1 million, as compared to the three months ended September 30, 2004. For the three months ended September 30, 2005, we recognized total revenue of $64.6 million from Madagascar, most of which was earned in the domestic and international theatrical markets. Shark Tale contributed an additional $10.3 million of revenues primarily related to a combination of revenue generated by the domestic pay television, international theatrical, and worldwide home video markets. Our library titles contributed $9.1 million of revenues primarily consisting of international home video revenue. Shrek 2 contributed $2.6 million in merchandising and licensing revenues.

Because the revenues we recognized during the three months ended September 30, 2005 followed the effectiveness of the Distribution Agreement, the amount of revenue that we recognized during the three months ended September 30, 2005 was substantially less than the amounts that we would have recognized if the Distribution Agreement had not been in effect during this period, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs.

Film revenue for the three months ended September 30, 2004 was derived primarily from international theatrical revenue from Shrek 2 of $169.7 million. For the three months ended September 30, 2004, Shrek 2 generated total revenue of $194.9 million, including revenue earned through merchandising and licensing. Our other library titles and television series also contributed revenue of $47.2 million, which included domestic and international home video revenues of Shrek for $21.6 million.

Costs of Revenue.    Costs of film revenue were $55.6 million in the three months ended September 30, 2005, as compared to $196.3 million in the three months ended September 30, 2004. Costs of revenues primarily represent the amortization of capitalized film costs, contingent compensation and residuals. Because the Distribution Agreement was not in effect as of September 30, 2004, the costs of revenue for the third quarter of 2004 also included significant marketing and distribution costs incurred in connection with the releases of Shrek 2 and Shark Tale. Amortization for released films as a percentage of film revenue in the three months ended September 30, 2005 was 57.5%, compared to 28.3% for the three months ended September 30, 2004. Amortization as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. In addition, following the effectiveness of the Distribution Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we have historically recognized in similar periods, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to remaining Ultimate Revenue for the film at the beginning of the fiscal year.

Because the expenses we recorded during the three months ended September 30, 2005 followed the effectiveness of the Distribution Agreement, the amount of expenses that we recorded during the three months ended September 30, 2005 was substantially less than the amounts that we would have recorded if the Distribution Agreement had not been in effect during this period, due to the fact that, under the Distribution Agreement, DreamWorks Studios is responsible for paying the distribution and marketing costs relating to each film.

The increase in amortization as a percentage of film revenue for the three months ended September 30, 2005 is primarily due to the change in the mix of films earning revenue. Madagascar and Shark Tale, each of which contributed substantially more revenue than any other film for the three months ended September 30, 2005, have higher amortization rates than Shrek 2 did in the comparable period last year because their Ultimate Revenues are significantly lower than the Ultimate Revenues that were projected for Shrek 2 as of September 30, 2004. The film inventory amortization for the three months ended September 30, 2005 also includes the impact of a $3.9 million pre-release write-down for a change in the estimated fair value of unamortized film inventory for Wallace and Gromit: Curse of the Were-Rabbit, which was released on October 7, 2005.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $22.8 million (including $5.3 million of stock compensation expense discussed below) for the three months ended September 30, 2005 as compared to $12.7 million (including $1.7 million of stock compensation expense) for the three months ended September 30, 2004. Excluding the effect of stock compensation, the $6.5 million increase was primarily due to an increase in personnel and professional services fees in our legal, finance, investor relations and information technology functions in order to accommodate the increased demands of a public company (including compliance with the requirements of the Sarbanes-Oxley Act of 2002) and legal fees and other expenses incurred in connection with our defense of certain purported shareholder litigation and our cooperation with the SEC’s informal inquiry. For a further discussion of our legal proceedings, see Note 11 to our Unaudited Consolidated Financial Statements and Part II, Item 1 of this Quarterly Report.

Interest and Other Income (Expense).    Total interest and other income, net of expense, was $4.8 million for the three months ended September 30, 2005 as compared to total interest and other expense, net of other income, of ($10.8) million for the three months ended September 30, 2004. This $15.6 million net increase for the three month period year over year was primarily due to losses on swap agreements and allocated interest expense recorded during the three months ended September 30, 2004 that is no longer allocated from DreamWorks Studios upon the Separation. Additionally, we recorded interest income of $4.0 million for the three months ended September 30, 2005 related to our cash, cash equivalents, and short term investments. There is no such corresponding interest income for the three months ended September 30, 2004 as all cash, cash equivalents and investments were held by DreamWorks Studios.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    During the quarter ended September 30, 2005, we evaluated the realizability of our deferred tax assets and determined that fewer deductions in future years will be realizable from the Tax Basis Increase than previously estimated. Accordingly, we have reduced our liability to our stockholder’s affiliate by $2.7 million for the three months ended September 30, 2005.

Stock Compensation Expense.    Stock compensation expense was $5.3 million for the three months ended September 30, 2005, as compared to a stock compensation expense of $1.7 million for the three months ended September 30, 2004. The increase in stock compensation expense resulted from our grants of restricted stock awards to our employees since the Separation and our initial public offering, which have been recorded as compensation expense based on their grant-date fair value and our decision to voluntarily adopt FAS 123R as of January 1, 2005. As a result of adopting FAS 123R, we are now recording compensation expense based on the grant-date fair value for all equity awards that we have granted to our employees.

Provision for Income Taxes.    For the three months ended September 30, 2005, we recorded an income tax provision of $16.9 million or an effective tax rate of 125%. Our effective tax rate for the three months ended September 30, 2005 was significantly higher than the statutory rate primarily because of net adjustments of approximately $4.2 million to current and deferred income taxes existing at the beginning of the year as a result of filing our 2004 Federal income tax return in the third quarter of 2005, and adjustments necessary to reconcile to our currently projected full year effective tax rate of 27%. For the three months ended September 30, 2004, we were not subject to federal income taxes but recorded tax expense of $1.3 million for foreign withholding and state franchise taxes.

Operating Results.    The three months ended September 30, 2005 resulted in operating income of $8.8 million as compared to operating income of $32.4 million for the three months ended September 30, 2004. The difference in the three month period year over year was primarily due to the profits generated from the success of

Shrek 2 in the international theatrical markets during the third quarter of 2004 and, as discussed above, the increase in selling, general, and administrative expenses during the third quarter of 2005 related to increased personnel and professional fees, and expenses and incremental costs to accommodate the increased demands of a public company

Nine Months Ended September 30, 2005, compared to Nine Months Ended September 30, 2004.

For the nine months ended September 30, 2005, our results were primarily driven by worldwide home video contribution from Shark Tale, domestic and international theatrical revenue from Madagascar, merchandising and licensing revenue from Shrek 2 and Madagascar, and continuing revenue from our library of films.

Revenue.    For the nine months ended September 30, 2005, revenue decreased by $293.1 million, from $582.5 million to $289.4 million, as compared to the nine months ended September 30, 2004. Film revenue for the nine months ended September 30, 2005 was primarily driven by the success of Shark Tale in the worldwide home video market and the theatrical release of Madagascar in both domestic and international markets. During the nine months ended September 30, 2005, Shark Tale generated total revenue of $152.5 million and Madagascar contributed total revenue of $76.3 million. Revenues for both films include revenue earned through merchandising and licensing. Shrek 2 contributed $17.1 million of revenues earned primarily through merchandising and licensing. Our other films and television series contributed $43.5 million of revenues, largely driven by revenues from Shrek in the worldwide home video market and Spirit: Stallion of the Cimarron in the international television market.

Because the revenues we recognized during the nine months ended September 30, 2005 followed the effectiveness of the Distribution Agreement, the amount of revenue that we recognized during the nine months ended September 30, 2005 was substantially less than the amounts that we would have recognized if the Distribution Agreement had not been in effect during this period, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs.

Film revenue for the nine months ended September 30, 2004 was derived primarily from the domestic and international theatrical revenue from Shrek 2. For the nine months ended September 30, 2004, Shrek 2 generated total revenue of $430.2 million, including revenue earned through merchandising and licensing. Our other film titles, including library titles, and television series also contributed revenue of $152.2 million, which included revenues of Shrek for $82.1 million.

Costs of Revenue.    Costs of film revenue were $161.9 million in the nine months ended September 30, 2005, as compared to $394.5 million in the nine months ended September 30, 2004. Costs of revenues primarily represent the amortization of capitalized film costs, contingent compensation and residuals. In addition, because the Distribution Agreement was not in effect as of September 30, 2004, the costs of revenue for the nine months ended September 30, 2004 also included significant marketing and distribution costs incurred in connection with the releases of Shrek 2 and Shark Tale. Amortization for released films as a percentage of film revenue in the nine months ended September 30, 2005 was 51.3%, compared to 24.0% for the nine months ended September 30, 2004. Amortization as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. In addition, following the effectiveness of the Distribution Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we have historically recognized in similar periods, due to the fact that, under the Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to remaining Ultimate Revenue for the film at the beginning of the fiscal year.

Because the expenses we recorded during the nine months ended September 30, 2005 followed the effectiveness of the Distribution Agreement, the amount of expenses that we recorded during the nine months ended September 30, 2005 was substantially less than the amounts that we would have recorded if the Distribution Agreement had not been in effect during this period, due to the fact that, under the Distribution Agreement, DreamWorks Studios is responsible for paying the distribution and marketing costs relating to each film.

The increase in amortization as a percentage of film revenue for the nine months ended September 30, 2005 primarily resulted from reductions during the nine months of both Shark Tale and Shrek 2’s forecasted worldwide home video Ultimate Revenues reflecting the changes in the home video marketplace that have negatively impacted these titles. In accordance with the SOP, under the individual-film-forecast computation method revisions to Ultimate Revenues projections for a film must be retroactively applied from the beginning of the fiscal year. This resulted in increased amortization expense primarily for Shark Tale and to a lesser extent Shrek 2 for the nine months ended September 30, 2005. In addition, the change in the mix of films earning revenue during the nine month periods ended September 30, 2004 and 2005 contributed to the increase in amortization as a percentage of film revenue. Madagascar has a higher amortization rate than Shrek 2 did in the comparable period last year because its Ultimate Revenues are significantly lower than the Ultimate Revenues that were projected for Shrek 2 as of September 30, 2004. The film inventory amortization for the nine months ended September 30, 2005 also includes the impact of a $3.9 million pre-release write-down for a change in the estimated fair value of unamortized film inventory for Wallace and Gromit: Curse of the Were-Rabbit, which was released on October 7, 2005.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $60.8 million (including $15.2 million of stock compensation expense discussed below) for the nine months ended September 30, 2005 as compared to $31.7 million (including a stock compensation expense of $0.4 million) for the nine months ended September 30, 2004. Excluding the effect of stock compensation, the $14.3 million increase was primarily due to an increase in personnel and professional services fees in our legal, finance, investor relations and information technology functions in order to accommodate the increased demands of a public company (including compliance with the Sarbanes-Oxley Act of 2002) and legal fees and other expenses incurred in connection with our defense of certain purported shareholder litigation and our cooperation with the SEC’s informal inquiry. For a further discussion of our legal proceedings, see Note 11 to our Unaudited Consolidated Financial Statements and Part II, Item 1 of this Quarterly Report.

Interest and Other Income (Expense).    Total interest and other income, net of expense, was $8.1 million for the nine months ended September 30, 2005 as compared to total interest and other expense, net of other income, of ($13.5) million for the nine months ended September 30, 2004. This $21.5 million net increase in income was primarily due to interest income of $8.2 million recorded in the nine month ended September 30, of 2005 from our cash, cash equivalents, and short term investments and to losses on swap agreements and allocated interest expense recorded during the nine months ended September 30, 2004 that is no longer allocated from DreamWorks Studios upon the Separation.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of the Tax Basis Increase and taxable income projected by management for the year ended December 31, 2005, we realized $10.1 million in tax benefit generated from the Tax Basis Increase as a reduction in the provision for income taxes. Accordingly, we recorded a stockholder tax benefit expense of approximately $8.7 million for the nine months ended September 30, 2005.

Stock Compensation Expense.    Stock compensation expense was $15.2 million for the nine months ended September 30, 2005, as compared to a stock compensation expense of $0.4 million for the nine months ended September 30, 2004. The stock compensation cost recorded in 2004 reflected a reduction in the redemption value of the underlying awards which were subject to the variable accounting of APB 25. The increase in stock compensation expense resulted from our grants of restricted stock awards to our employees since the Separation and our initial public offering, which have been recorded as compensation expense based on their grant-date fair value and our decision to voluntarily adopt FAS 123R as of January 1, 2005. As a result of adopting FAS 123R, we are now recording compensation expense based on the grant-date fair value for all equity awards that we have granted to our employees.

Provision for Income Taxes.    For the nine months ended September 30, 2005, we recorded income tax expense of $24.8 million or an effective tax rate of 33%. The effective tax rate for the nine months ended September 30, 2005 was lower than the statutory rate primarily due to permanent deductions for income earned outside the United States and qualified manufacturing activities under the American Jobs Creation Act of 2004 and the reduction of deferred tax valuation allowances triggered by our expectation of taxable income in 2005. The provision for income taxes was increased by approximately $4.2 million during the nine-months ended September 30, 2005, to reflect net adjustments to current and deferred income taxes existing at the beginning of the year as a result of our filing our 2004 Federal income tax return. Absent this adjustment (which was recorded as a discrete item for the nine months ended September 30, 2005), we would have reported an effective tax rate of 27%. For the nine months ended September 30, 2004, we were not subject to federal income taxes but recorded tax expense of $1.8 million for foreign withholding and state franchise taxes.

Operating Results.    The nine months ended September 30, 2005 resulted in operating income of $66.7 million as compared to operating income of $156.2 million for the nine months ended September 30, 2004. The operating results for 2005 were primarily due to the worldwide home video contribution from Shark Tale, the domestic and international theatrical release of Madagascar, and merchandising and licensing revenue from Shrek 2 and Madagascar, compared to the profits generated in 2004 from the success of the May 2004 release of Shrek 2 in domestic and international theatrical markets. As discussed above, the increase in selling, general, and administrative expenses during 2005 related to additional personnel and professional fees, and expenses and incremental costs to accommodate the increased demands of being a public company also contributed to the year-over-year difference in operating results.

Revolving Credit Facility

In connection with the Separation, we entered into a five-year $200 million revolving credit facility with a number of banks, including JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., and affiliates of certain of the other underwriters for our initial public offering. We intend to use the credit facility, which is secured by substantially all of our assets, to fund our working capital needs. As of November 14, 2005, we had no outstanding borrowings under our revolving credit facility. The maximum amount of borrowings available to us under the credit facility is the lesser of $200 million and an available amount generally determined by applying an advance rate of 67% against estimated receipts from all sources (net of estimated cash expenses directly associated with such receipts) for all of our released films and an advance rate of 100% against our cash on hand to the extent the lenders have a perfected security interest in such cash and by reducing such available amount by the amount of our outstanding debt (other than subordinated debt owing to HBO and up to $50 million of other subordinated debt). Interest on borrowed amounts is determined at either a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, we pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more than $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires us to maintain certain financial ratios and has customary terms that restrict our ability to make fundamental changes to our business, sell assets, incur secured debt, declare dividends and make other distributions. As of September 30, 2005, we were in compliance with all financial ratios with which we are required to comply under the credit agreement.

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

Liquidity and Capital Resources

The Company’s operating activities for the nine months ended September 30, 2005, generated adequate cash to meet our operating needs. As of September 30, 2005, we had cash and cash equivalents totaling $412.4 million, a $349.3 million increase compared to $63.1 million at December 31, 2004. The principal components of the increase in cash and cash equivalents were cash generated from operating activities of $401.3 million, proceeds of $2.8 million from the exercise of employee stock options, offset by the net debt reduction of $23.2 million for the financing of a film production, purchase of short term investments of $21.3 million, treasury stock purchases of $6.1 million related to employee withholding taxes associated with the vesting of restricted stock awards, and investment in equipment of $3.7 million. Although we expect that, for the next twelve months, cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, in the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Nine months ended
	September 30, 2005	September 30, 2004
	(in thousands)
Net cash provided by (used in) operating activities	$401,299	$(12,613)
Net cash used in investing activities	(24,983)	(270)
Net cash provided by (used in) financing activities	(27,065)	12,846

Cash provided by operating activities for the first nine months of 2005 was $401.3 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home video revenue from Shrek 2 and the collection of revenues earned for the 2005 worldwide home video release of Shark Tale and theatrical release of Madagascar. Revenues collected were partially offset by film production spending, contingent compensation, and other operating uses. Cash used in operating activities for the first nine months of 2004 was $12.6 million and was primarily attributable to collection of domestic and international theatrical receipts from Shrek 2 as offset by film production spending, contingent compensation and other operating uses. Cash used in investing activities for the first nine months of 2005 and 2004 were $25.0 million and $0.3 million, respectively, driven primarily by the purchase of short term investments of $21.3 million and investment in equipment of $3.7 million, both in 2005. Cash used in financing activities for the nine months ended September 30, 2005 was $27.1 million primarily related to a loan repayment for the financing of one of our films and purchases of treasury stock related to employee withholding taxes associated with the vesting of restricted stock awards, as partially offset by proceeds from the exercise of stock options. During the first nine months of 2004, cash provided by financing activities of $12.8 million was primarily related to advances from distributors and DreamWorks Studios.

For the remainder of 2005, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $80.0 million, which includes additional production spending related to an increase in our direct-to-video business.

Contractual Obligations.    As of September 30, 2005, we had contractual commitments to make the following payments (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Remainder of 2005	2006-2007	2008-2009	2010 and Thereafter	Total
Operating leases, net of sublease income	$2,335	$12,019	$7,223	$9,971	$31,548
Executive officers’ employment agreements	532	4,375	4,400	—	9,307
Glendale animation campus note payable(1)	—	73,000	—	—	73,000
Universal advance(2)	—	—	—	75,000	75,000
HBO subordinated debt(3)	—	50,000	—	—	50,000
Capital leases(4)	249	1,992	332	—	2,573

Total contractual cash obligations	$3,116	$141,386	$11,955	$84,971	$241,428

(1)	We operate an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to us for a five-year term. In accordance with the provisions of FIN 46, we have included the asset, debt and non-controlling interest on our combined balance sheet as of December 31, 2004. We expect to refinance this obligation prior to its maturity.
(2)	In connection with the Separation, we assumed approximately $75 million of indebtedness related to advances that Universal Studios made to DreamWorks Studios to fund animated motion pictures. Universal Studios advanced DreamWorks Studios amounts based on anticipated future receipts from films that DreamWorks Studios is expected to release, and DreamWorks Studios allocated to us $87.2 million of this advance on a historical basis. Of this allocation, $12.2 million relates to a 2001 animated film advance that was initially allocated to us but, as part of the Separation, was not assumed by us.
(3)	In connection with the Separation, we assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which we repaid with proceeds from our initial public offering.
(4)	Includes $0.3 million of imputed interest.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. We believe that the adoption of the FSP will not have a material effect on our results of operations, financial position or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We will adopt this pronouncement beginning in fiscal year 2006 and do not believe adoption of FAS 154 will have a material effect on our financial position, cash flows or results of operations.

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

We expect to theatrically release a limited number of animated feature films per year for the foreseeable future. The commercial failure of just one of these films can have a significant adverse impact on our results of operations in both the year of release and in the future. For example, for the remainder of 2005, we will be dependent on the success of the release of Madagascar in the worldwide home video market on November 15, 2005. Historically, there has been a close correlation between domestic box office success and international box office, home video and television success, such that feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home video and television markets. Our success in 2005 also significantly depends on audience acceptance of Wallace & Gromit: Curse of the Were-Rabbit, which was released in the domestic theatrical market on October 7, 2005. If our films fail to achieve domestic box office success, because of the close correlation mentioned above, their international box office and home video success and our business, results of operations and financial condition could be adversely affected in the remainder of 2005 and beyond. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home video results will continue in the future. In addition, we can make no assurances that home video wholesale prices can be maintained at current levels due to aggressive retail pricing or other factors. Finally, the limited number of films that we release in a year magnifies fluctuations in our earnings. Therefore, our reported results at quarter and year end may be skewed based on the release dates of our films, which could result in volatility in the price of our Class A common stock.

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

The costs to develop, produce and market a film are substantial and some of our competitors have more capital and greater resources than we and DreamWorks Studios have. Through September 30, 2005, for example, we spent approximately $162 million to fund production costs (excluding capitalized interest and overhead expense) of our feature films, to make contingent compensation and residual payments and to fund technology capital expenditures. For the remainder of 2005, we expect that these costs will be approximately $80.0 million, which includes additional production spending related to an increase in our direct-to-video business. In addition, historically, we made substantial expenditures on distribution and marketing costs that are now generally incurred by DreamWorks Studios under the Distribution Agreement. Although we retain the right to exploit each of the eleven films that we have previously released, the size of our film collection is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations and the proceeds of films that are generating revenue from theatrical, home video and ancillary markets. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

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

We have established multiple creative and production teams so that we can simultaneously produce more than one CG animated feature film. As of November 2005, we have theatrically released five CG animated feature films and six non-CG animated feature films and have limited experience sustaining the ability to produce and release more than one CG animated feature film at the same time. Due to the strain on our personnel from the effort required to produce a film and the time required for creative development of future films, it is possible that we will be unable to consistently release two CG animated feature films per year. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our animated feature films will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

We are dependent on DreamWorks Studios and others for the distribution and promotion of our feature films and related products.

In connection with the Separation, we entered into the Distribution Agreement with DreamWorks Studios, pursuant to which DreamWorks Studios is responsible, with some exceptions, for the worldwide distribution of all of our films in all media. Although the Distribution Agreement obligates DreamWorks Studios to distribute our films, DreamWorks Studios is able to terminate the agreement upon the occurrence of certain events of default, including a failure by us to deliver to DreamWorks Studios a minimum number of films over specified time periods. If the Distribution Agreement is terminated by DreamWorks Studios or by us (including as a result of DreamWorks Studios ceasing to be engaged in the motion picture distribution business), we may have difficulty finding a replacement distributor, in part because our films would become directly subject to the terms and conditions of the Universal Distribution Agreement and the Universal Home Video Agreement and would continue to be subject to the terms of the existing sub-distribution, servicing and licensing agreements that DreamWorks Studios has entered into with CJ Entertainment, Kadokawa Entertainment and our other third-party service providers. We cannot assure you that we will be able to find a replacement distributor on terms as favorable as those in the Distribution Agreement. In addition, in general, the term of the Distribution Agreement will be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approve (such as the Universal Agreements and DreamWorks Studios’ existing arrangements with CJ Entertainment and Kadokawa Entertainment). As a result, our ability to terminate the Distribution Agreement is effectively limited. Moreover, under the Universal Agreements, we would be required to pay Universal Studios distribution fees and reimburse them for distribution expenses as they are incurred, regardless of the performance of our films. As a result, we would have to record such expenses as they were incurred and we would recognize revenue consistent with the method we recognized revenue prior to the effectiveness of the Distribution Agreement.

DreamWorks Studios currently distributes our motion pictures in international theatrical markets through the Universal Agreements and distribution agreements with CJ Entertainment (in Korea and the People’s Republic of China) and Kadokawa Entertainment (in Japan). In addition, DreamWorks Studios has engaged Universal Studios to be our worldwide principal fulfillment services provider for our home videos, excluding only Japan and Korea. We are therefore dependent on the ability of each of these companies to exploit our feature films in the territories in which they distribute them and any termination of these agreements could adversely affect DreamWorks Studios’ ability to distribute our films. In addition, if Universal Studios, CJ Entertainment or Kadokawa Entertainment were to experience financial difficulty or file for bankruptcy, our revenue could be substantially reduced with respect to the films in distribution.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

In connection with our annual and quarterly evaluations of disclosure controls and procedures to date, certain deficiencies in our internal controls over financial reporting have come to management’s attention, including (i) a need to improve the timeliness and accuracy of financial data and other information received from one of our third party service providers, (ii) a deficiency in the operation (but not the design) of an internal control over financial reporting relating to taxes and (iii) a need to increase the depth and capabilities of our internal accounting staff and improve the coordination and communication across business functions regarding contractual arrangements. Management believes that these issues are “significant deficiencies,” which means that there is more than a remote possibility that these deficiencies will result in a misstatement in our annual or interim reports that is more than inconsequential. Although we have taken, and are undertaking, remediation efforts to address these deficiencies, we cannot assure you that we will not have a material weakness in our internal controls over financial reporting at year-end 2005 or in subsequent future periods.

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

We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation. If we are unable to complete our assessment under Section 404 or our remediation efforts in a timely manner, we and our independent auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2005.

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

We depend on our proprietary technology to develop and produce our CG animated feature films. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. We currently have five patents issued and 17 patent applications pending in the United States. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, we also rely on third-party software to produce our films, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, our films could become uneconomical to make. In such a case, we may be required to incur significant costs to enhance or acquire new technology so that our feature films remain competitive. We cannot assure you that such costs would not have a material adverse affect on our business, financial condition or results of operations.

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

As described below, certain members of DreamWorks Studios who received shares of our common stock in connection with the Separation entered into an arrangement among themselves with respect to the allocation of such shares among such members. Entities controlled by Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen, together with Lee Entertainment L.L.C. (“Lee Entertainment”) and Universal Studios, contributed the shares of our common stock received by them in the Separation to DWA Escrow LLLP, a limited liability limited partnership referred to in this report as “Holdco” (other than (1) in the case of entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen, 577,040 shares of Class A common stock and 1,154,079 shares of Class B common stock, (2) in the case of an entity controlled by Paul Allen, 12,627,933 shares of Class A common stock (4,901,858 shares of which were sold in our initial public offering) and one share of Class C common stock, (3) in the case of Lee Entertainment, 1,997,067 shares of Class A common stock (775,213 shares of which were sold in our initial public offering) and (4) in the case of Universal Studios, 1,039,756 shares of Class A common stock (all of which were sold in our initial public offering). In connection with the establishment of Holdco, we have agreed that Jeffrey Katzenberg and David Geffen (or entities controlled by them), acting together, or Paul Allen (or entities controlled by him) may select the timing of one follow-on secondary offering of Class A common stock, which must occur during the period beginning six months after our initial public offering and ending on May 31, 2006. Such follow-on offering must be of a sufficient size to permit the Holdco partners to receive a minimum of approximately $533 million of aggregate net cash proceeds from a combination of sales of secondary shares in our initial public offering and such follow-on secondary offering (assuming participation by all Holdco partners in such offerings). Shares to be sold in such follow-on offering will consist of shares of common stock retained by Holdco partners and certain of the common stock contributed to Holdco. Under no circumstances will we be obligated to issue additional shares of our common stock for sale in the follow-on offering, regardless of the size of such offering. Upon consummation of a follow-on offering that satisfies this requirement, each Holdco partner will have the right to receive a portion of the remaining shares of common stock held by Holdco and allocated to such partner and, in the case of certain Holdco partners, a portion of any net proceeds received by Holdco in connection with such offering, in each case in accordance with the Holdco partnership agreement.

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

As of October 31, 2005, there were 52,273,133 shares of our Class A common stock, 50,842,414 shares of our Class B common stock and one share of our Class C common stock outstanding. The shares of Class B common stock and Class C common stock are convertible into Class A common stock on a one-for-one basis.

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

In addition to the follow-on secondary offerings described in the previous risk factor, following the final allocation of shares by Holdco to the Holdco partners, each of Steven Spielberg, Jeffrey Katzenberg, David Geffen and Paul Allen or entities controlled by them or their permitted transferees will be able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the Securities and Exchange Commission (the “SEC”). Entities controlled by each of Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen (and certain of their permitted transferees), as well as Universal Studios in limited circumstances, will also have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. In addition, certain of our stockholders that are members of DreamWorks Studios on the closing date will have the right to include shares of Class A common stock beneficially owned by them (including the Class A common stock into which our Class B and Class C common stock is convertible) in certain future registration statements relating to our securities. If any of Paul Allen, Steven Spielberg, Jeffrey Katzenberg, David Geffen, Holdco, Universal Studios, entities controlled by them or their respective permitted transferees were to sell a large number of their shares, including in the follow-on secondary offerings described above, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

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

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of a stockholder. As a result of certain transactions that entities controlled by this stockholder engaged in, the tax basis of our assets was partially increased and the amount of tax we may pay in the future is expected to be reduced. Under the tax receivable agreement, we are required to pay to the stockholder’s affiliate 85% of the amount of any cash savings in certain taxes resulting from the partial increase in tax basis and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. As a result, the interests of this stockholder and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under this tax receivable agreement will vary depending upon a number of factors. As a result of the increased tax basis, we expect to be entitled to a tax benefit of $89.1 million as management has determined that such benefit can be realized through a refund of taxes paid for 2004 or a reduction or refund in projected taxes to be paid for 2005. The tax receivable agreement requires us to pay the stockholder’s affiliate 85% of such benefit. As a result of the size of the increase in the tax basis of our tangible and intangible assets, during the approximately 15-year average amortization period for such increased tax basis, the payments that may be made to the stockholder’s affiliate could be substantial. For a further discussion of the tax receivable agreement, see Note 10 to our Unaudited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Provision for Income Taxes”.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the third quarter to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures for the quarter ended September 30, 2005, as well in connection with evaluations for prior periods, certain deficiencies in our internal controls over financial reporting came to management’s attention, including a need to improve the timeliness and accuracy of financial data and other information received from one of our third party service providers and a deficiency in the operation (but not the design) of an internal control over financial reporting relating to taxes. Although we have taken, and are undertaking, remediation efforts to address these deficiencies, we cannot assure you that we will not have a material weakness in our internal controls over financial reporting at year-end 2005 or in subsequent future periods.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls. As discussed above, we have identified areas of our internal controls over financial reporting requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. For a further discussion, see “Item 2—Risk Factors—We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.” Management will consider these matters when assessing the effectiveness of our internal control over financial reporting at year end and we expect that we will make additional changes to enhance our internal control over financial reporting.

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

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed in the Superior Court of the State of California alleging various state statutory and common law claims against us (nominally and in a derivative capacity) and several of our officers and directors for allegedly violating their fiduciary duties to the Company by, among other things, permitting the Company to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against us (nominally and in derivative capacity) and several of our officers and directors as those alleged in the state court derivative cases. These lawsuits generally assert, on behalf of the Company, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss. In July 2005, we received a letter addressed to our Board of Directors from a law firm purporting to represent a stockholder of the Company requesting that the Company investigate and institute proceedings pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, to recover proceeds from alleged sales of shares by certain selling stockholders in connection with our initial public offering. The Board has evaluated this demand and has responded that it will not institute proceedings.

Informal Inquiry by the SEC.    In July 2005, we announced that we had received a request from the staff of the SEC and are voluntarily complying with an informal inquiry concerning trading in our securities and the disclosure of our financial results on May 10, 2005. The SEC has informed us that the informal inquiry should not be construed as an indication that any violations of law have occurred. We are cooperating fully with the inquiry.

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

Item 5.	Other Information

(a) On November 11, 2005, the Distribution Agreement was amended and clarified by a letter agreement between us and DreamWorks Studios to reflect our and DreamWorks Studios’ mutual understanding regarding certain provisions thereof as well as our and DreamWorks Studios’ business practices since the Distribution Agreement’s effectiveness. The letter agreement clarifies certain limitations on DreamWorks Studios’ right to receive cash from us, or to deduct from future amounts due to us under the Distribution Agreement, in connection with overstated cash receipts for a film (e.g., for returns of home video product).

A copy of the letter agreement is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.	Exhibits

Exhibit 10.1	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 2, 3, 4, and 5(b) are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: November 14, 2005	By:	/s/ KRISTINA M. LESLIE
	Name:	Kristina M. Leslie
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.