Form 10-K
period 2005-12-31
DreamWorks Animation SKG, Inc.
filed 2006-03-10
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-32337

DREAMWORKS ANIMATION SKG, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0589190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Campanile Building 1000 Flower Street Glendale, California	91201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 695-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $920,816,135, using the closing price of $26.20 as reported by the New York Stock Exchange as of such date. As of such date, non-affiliates held no shares of Class B common stock or Class C common stock. There is no active market for the Class B common stock or the Class C common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons filing Schedules 13G in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 30, 2005. In addition, 525,929 shares of common stock held by DreamWorks L.L.C. as of June 30, 2005 have been deemed, solely for the foregoing calculation, as held by an affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, there were 52,620,573 shares of Class A common stock, 50,842,414 shares of Class B common stock and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2006 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.

Form 10-K

For the Year Ended December 31, 2005

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”) are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions made by management. Such statements include, in particular, statements about our plans, strategies and prospects. In some cases, forward-looking statements can be identified by the use of words such as “may”, “could”, “would”, “might”, “will”, “should”, “expect”, “forecast”, “predict”, “potential”, “continue”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “is scheduled for”, “targeted”, and variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements as a result of various factors, including but not limited to those risks and uncertainties listed under Part I, Item 1A – “Risk Factors” on pages 23 through 39 and discussed elsewhere in this Form 10-K, in our other filings with the Securities and Exchange Commission (the “SEC”) or in materials incorporated therein by reference. Particular attention should be paid to the cautionary language set forth in Part I, Item 1A – “Risk Factors” under the following headings:

•	“—Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky”;

•	“—Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business”;

•	“Our operating results fluctuate significantly”;

•	“The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements”;

•	“Our scheduled releases of CG animated feature films will place a significant strain on our resources”;

•	“We are dependent on Paramount for the distribution and promotion of our feature films and related products”;

•	“Internal control assessments at our new third party distribution partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting”;

•	“Failure to successfully manage and complete the transition to Paramount as our new distribution partner may result in a disruption of our operations and may have an adverse impact on our financial results” and

•	“DreamWorks Studios provides us with certain services, which when terminated will likely increase our costs in future periods.”

Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, the terms “DreamWorks Animation,” the “Company,” “we,” “us” and “our” refer to DreamWorks Animation SKG, Inc., its consolidated subsidiaries, predecessors in interest, and the subsidiaries and assets and liabilities contributed to it by DreamWorks L.L.C. (“DreamWorks Studios”) on October 27, 2004 (the “Separation Date”) in connection with our separation from DreamWorks Studios (the “Separation”), including Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images, LLC (“PDI LLC”).

PART I

Item 1.	Business

Overview

DreamWorks Animation is principally devoted to developing and producing computer generated, or CG, animated feature films. We have released a total of eleven animated feature films, five of which have been CG animated feature films, and one direct-to-video title. Shrek 2 and Madagascar were both the highest grossing animated films in the domestic box office in their respective years of release, and Shrek 2 remains the highest grossing animated film of all time in the domestic box office.

The table below lists our animated films produced and released since 2003, the domestic box office receipts for each theatrical release, worldwide home video units shipped (less actual returns and an estimated provision for future returned units) reported by our distributor and worldwide home entertainment revenue (less actual returns and an estimated provision for future returned units) reported by our distributor for such released films. Domestic box office receipts represent amounts collected by theatrical exhibitors.

Film	Type of Animation	Domestic Release Date	Domestic Box Office(1) (as of 12/31/05)	Worldwide Home Video Units Shipped(2) (as of 12/31/05)		Worldwide Home Entertainment Revenue(3) (as of 12/31/05)
Wallace & Gromit: The Curse of the Were-Rabbit(4)	Stop-Motion	October 2005	$ 56.1 million	n/a	(5)	n/a	(5)
Madagascar	CG-Animated	May 2005	$193.2 million	14.2 million	(6)	$246.3 million	(6)
Shark Tale	CG-Animated	October 2004	$160.9 million	17.3 million		$246.5 million
Shrek 2	CG-Animated	May 2004	$436.7 million	38.5 million		$556.2 million
Sinbad: Legend of the Seven Seas	Hand-Drawn 2-D	July 2003	$ 26.4 million	5.4 million		$57.1 million

(1)	Source: Variety.com. Box office receipts represent the amounts collected by domestic theatrical exhibitors for exhibition of films and do not represent measures of revenue. In the past, our distributors’ percentage of box office receipts has generally ranged from an effective rate of over 50% to 35% depending on the financial success of the motion picture and the number of weeks that it plays at the box office. Under the DreamWorks Studios Distribution Agreement (defined below), the portion of domestic box office receipts that we recognize as revenue for a film is further reduced by (i) the 8% distributor fee retained by DreamWorks Studios on such revenue and (ii) the distribution and marketing costs with respect to that film that DreamWorks Studios recoups. For a description of how we expect to recognize revenue on our films under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement (defined below), please see “—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount Pictures—Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement.”
(2)	Represents home video units shipped as reported by the distributor less actual returns and an estimated provision for future returned units. This figure does not reflect the number of home video units sold through to the consumer.
(3)	Represents receipts as reported by the distributor less actual returns and an estimated provision for future returned units and does not represent revenue to DreamWorks Animation.
(4)	Owned and produced by Aardman Animations for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets.
(5)	Wallace & Gromit: The Curse of the Were-Rabbit’s home video unit sales are not included in this table, as it was released in the home entertainment market on February 7, 2006.
(6)	Madagascar is currently in its initial home entertainment release.

We believe our experience, creative talent, scale of operations, technology and animation proficiency enable us to release two high-quality CG animated feature films per year. We released Madagascar, a CG animated feature film, into the domestic theatrical market on May 27, 2005, and Wallace & Gromit: The Curse of the Were-Rabbit, a stop-motion animated film produced by Aardman Animations, on October 7, 2005. We expect to release two CG animated films in 2006, with the theatrical release of Over the Hedge in May 2006 and Flushed Away in November 2006. We are also in various stages of pre-production and production on four additional feature films that we expect to release in 2007 and in 2008. In addition, we have a substantial number of projects in creative and story development that are expected to fill the release schedule in 2009 and beyond.

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and ancillary markets. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. In fiscal years 2003, 2004 and 2005, our operating revenue was $301.0 million, $1,078.2 million and $462.3 million respectively. Our net loss in 2003 was $187.2 million, and our net income in 2004 and 2005 was $333.0 million and $104.6 million respectively. Beginning with the fourth quarter of 2004 and continuing for the fiscal year ending December 31, 2005, our results reflect the effects of our distribution, servicing, and other arrangements with DreamWorks Studios as discussed below. Effective January 31, 2006, our results will reflect our new distribution, servicing, and other arrangements with Paramount Pictures Corporation and its affiliates and related entities, including DreamWorks Studios (collectively “Paramount”), as also discussed below.

Recent Developments

New Distribution and Servicing Relationship with Paramount

We terminated our distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”) upon the closing of Paramount’s acquisition of DreamWorks Studios on January 31, 2006. At the same time, we entered into exclusive distribution and fulfillment services agreements with Paramount that give us direct access to an established distribution and marketing network to exploit our films and characters in theatrical, home entertainment, television and ancillary markets throughout the world.

Under our new agreements with Paramount, we granted Paramount the exclusive right to distribute our films in theatrical and television markets on a worldwide basis through 2012 and engaged Paramount to render worldwide home video fulfillment services for our films. Detailed descriptions of our new distribution and fulfillment services arrangements with Paramount, as well as descriptions of the DreamWorks Studios Distribution Agreement, are provided below under “—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and “—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement”, respectively.

To provide for an orderly transition of distribution and fulfillment services of our films, Vivendi Universal Entertainment LLLP (“VUE”, and together with Universal Studios, Inc., “Universal Studios”) will continue to provide us with fulfillment and other services for those films we theatrically released prior to February 1, 2006. Universal Studios was our approved worldwide fulfillment service provider under the DreamWorks Studios Distribution Agreement and has agreed to continue to provide such services to us for a transition period of approximately three months in the U.S. and Canada and up to five months in other territories.

In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated the Universal Agreements (defined below). In connection therewith, we were required to pay $75.6 million to Universal Studios as a repayment of an advance, plus interest, due to Universal Studios. As discussed below, we used the $75 million signing bonus we received from Paramount under the terms of the Paramount agreements towards this repayment to Universal Studios. In addition, under our new agreements with Paramount, Paramount is also obligated to pay us an annual cost reimbursement amount during the period that we are delivering new films to Paramount. In fiscal year 2006, we expect that the amount of this cost reimbursement from Paramount will be approximately $11 million.

In addition, as a result of the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements, DreamWorks Studios is no longer entitled to its $2 million annual exclusivity fee from Universal Studios for theme park activities in respect of films DreamWorks Studios theatrically releases in the domestic market (including our films). We were entitled to receive a portion ($1.8 million per year) of this annual exclusivity fee paid to DreamWorks Studios. In connection with the termination, we paid $0.6 million to Universal Studios, which such amount represented the amount of the unearned portion of the exclusivity fee previously advanced to us. As of January 31, 2006, neither we nor DreamWorks Studios will have any further right to this annual exclusivity fee. However, restrictions on our theme park activities contained in the Separation Agreement (as defined below) will continue to prohibit us from engaging in theme park activities other than through Universal Studios until such restrictions are no longer applicable. For a further discussion, please see “—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement—Distribution Agreement with DreamWorks Studios—Theme Park Activities.”

Amendments to Holdco and Formation Arrangements

As a result of Paramount’s acquisition of DreamWorks Studios, Paramount acquired indirect beneficial ownership of the 525,929 shares of our Class A common stock that DreamWorks Studios has held since the Separation. Please see “—Company History” below for a description of our Separation from DreamWorks Studios.

In connection with the Separation, certain members of DreamWorks Studios formed DWA Escrow LLLP, a Delaware limited liability limited partnership (“Holdco”). Pursuant to the Formation Agreement, dated as of October 27, 2004 (the “Formation Agreement”), such members of DreamWorks Studios agreed to contribute a portion of our common stock they received in the Separation from DreamWorks Studios to Holdco in exchange for partnership interests in Holdco. Holdco’s initial partners were M&J K Dream Limited Partnership (“M&J K Dream”), M&J K B Limited Partnership (“M&J K B”), DG-DW, L.P. (“DG-DW”), DW Investment II, Inc. (“DWI II”), DW Lips, L.P. (“DW Lips”), Lee Entertainment L.L.C. (“Lee Entertainment”) and VUE. M&J K Dream, M&J K B, DG-DW, DWI II, DW Lips and Lee are herein collectively referred to as the “Holdco Partners.” On January 31, 2006, in connection with the closing of Paramount’s acquisition of DreamWorks Studios, (i) VUE withdrew as a limited partner of Holdco and its limited partnership interest was liquidated and (ii) Paramount and certain of its affiliates entered into a Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement (the “Subscription Agreement”) with us, Holdco, DreamWorks Studios and each of the Holdco Partners. Under the Subscription Agreement, Paramount (i) purchased a limited partnership interest in Holdco, (ii) became a party to the Limited Liability Limited Partnership Agreement of Holdco, dated as of October 27, 2004 (the “Holdco Agreement”), and (iii) received such rights as previously held by VUE under the Formation Agreement, Holdco Agreement and the Registration Rights Agreement dated as of October 27, 2004 among us, the Holdco Partners and other parties thereto (the “Registration Rights Agreement”). In addition, pursuant to the Subscription Agreement, DW LLC, Paramount and Viacom agreed to be bound by certain provisions contained in the Formation Agreement that restrict the ability of DW LLC, Paramount, Viacom and each of the Holdco Partners to dispose of, and to purchase, any shares of our Class A, Class B or Class C common stock. Each of the Formation Agreement, Subscription Agreement, Holdco Agreement and Registration Rights Agreement is filed as an exhibit to this Form 10-K.

Management and Board of Director Changes

In December 2005, we announced that Lewis W. Coleman had joined our senior management team as President. Mr. Coleman directly reports to Jeffrey Katzenberg, our CEO. Each of our CFO, COO and General Counsel directly report to Mr. Coleman. In assuming his new role as our President, Mr. Coleman resigned from our board of directors. In 2005, we also added two independent members to our board—Margaret Whitman, CEO of eBay, joined our board in April 2005, and Karl M. von der Heyden, the retired Vice Chairman and CFO of PepsiCo, Inc., joined our board in October 2005.

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

In connection with the Separation, we entered into a separation agreement (the “Separation Agreement”) and a number of other agreements with DreamWorks Studios for the purpose of accomplishing the Separation and of establishing the terms of our other relationships with DreamWorks Studios. The Separation was completed in connection with our initial public offering in October 2004 by the direct transfer of certain of the assets and liabilities that comprise our business, as well as by the transfer, by way of merger or otherwise, of certain of DreamWorks Studios’ subsidiaries to us. As part of the Separation, we acquired all of the outstanding stock of PDI and PDI LLC. Prior to the Separation, PDI was an approximately 90% owned subsidiary of DreamWorks Studios and its sole asset was its 60% interest in PDI LLC, of which DreamWorks Studios owned the remaining 40%. PDI LLC was formed in 1997 as a joint venture between PDI and DreamWorks Studios for the principal purpose of developing and enhancing the production processes used in the creation of CG animated characters and films. As a result of our acquisition of PDI, current and former employees of PDI received approximately 276,924 shares of our Class A common stock.

On October 28, 2004, our Class A common stock began trading on the New York Stock Exchange in connection with our initial public offering pursuant to which we sold 25,000,000 newly-issued shares and the selling stockholders sold an aggregate of 8,350,000 existing shares at a price of $28.00 per share. We realized net proceeds of $635.5 million from our initial public offering, net of underwriting discounts and commissions and offering expenses. We used approximately $325 million of the net proceeds to repay revolving credit debt we assumed from DreamWorks Studios in connection with the Separation, $30 million to repay a portion of DreamWorks Studios’ subordinated debt owed to HBO that we assumed, $101.4 million to repay revolving debt we incurred to purchase films subject to the DreamWorks Studios film securitization facility and $179.1 million for general corporate purposes, including for working capital.

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff is based, was custom built in 1997 for use as an animation studio. We retain the exclusive copyright and other intellectual property rights to all of our films and characters, other than (i) co-ownership of the copyright and other intellectual property rights (including characters) in and to films co-produced with Aardman Animations, and (ii) Wallace & Gromit: The Curse of the Were-Rabbit, a film owned by Aardman Animations for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets.

Due to the success of CG animated films, in 2001 we decided to exit the hand-drawn, two dimensional animation business after the completion and release, in 2002 and 2003, of the two remaining hand-drawn features that were in production. Beginning with Shrek 2, all films in production and projects in development, other than certain films that we may finance, co-produce or distribute for Aardman Animations, are expected to be produced solely using CG images and techniques. Aardman Animations is an Academy Award® winning animation studio founded in 1972 by David Sproxton and Peter Lord, best known for its work in stop-motion animation. DreamWorks Studios and Aardman Animations collaborated in the past on Chicken Run, which was produced by Aardman Animations and distributed in certain territories, including the United States, by DreamWorks Studios. We released Wallace & Gromit: The Curse of the Were-Rabbit, our second film created in collaboration with Aardman Animations, into the domestic theatrical market in October 2005, and our next Aardman collaboration, Flushed Away, produced solely using CG animation, is slated for domestic release in November 2006.

Films in Production

We are currently producing six CG-animated feature films for release between 2006 and 2008. In addition, we have a substantial number of projects in development that are expected to fill our release schedule in 2009 and beyond. The table below lists all of our films in various stages of pre-production and production that are expected to be released through 2008.

Title	Expected Release Date*
Over the Hedge	May 19, 2006
Flushed Away	November 3, 2006
Shrek the Third	May 18, 2007
Bee Movie	November 2, 2007
Kung Fu Panda	May 2008
Madagascar (sequel)	Fourth Quarter 2008

*	Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

Over the Hedge.    Based on the popular comic strip, Over the Hedge tells the story of a mischievous raccoon named R.J. and a timid turtle named Verne. When R.J., Verne and their woodland friends find a suburban housing development encroaching on their forest home, Verne’s first instinct is to head for the hills. The opportunistic R.J., however, sees a treasure trove to be had from his unsuspecting new neighbors. Together, Verne and R.J. form an unlikely friendship as they observe and exploit this strange new world called suburbia.

Flushed Away.    Flushed Away marks the third collaboration between us and Aardman Animations. Sophisticated socialite rat Roderick St. James lives a charmed life in a posh Kensington flat. Accidentally flushed down his own loo, Roddy winds up in the drains of London and strikes a deal with a street-smart rat named Rita to take him home. As they voyage through the city below, a thriving underground “Ratropolis” full of both great charm and peril, sparks fly between our rats from opposite worlds. But when Roddy realizes this secret city is facing disaster, he is forced to choose between the life of privilege “up top” and Rita and the citizens of Ratropolis.

Shrek the Third.    Reuniting the original cast, Shrek the Third sends Shrek, Donkey, Fiona and Puss-in-Boots on an all new comedy adventure.

Bee Movie.    Bee Movie is written by and stars Jerry Seinfeld. Bee Movie is the comedic tale of Barry Benson, a graduate bee fresh out of college who is disillusioned at having only one career choice—honey. On a rare trip outside the hive, Barry’s life is saved by Vanessa, a human florist in New York City. As their relationship blossoms, he discovers that humans are mass consumers of honey and decides to sue the entire human race for stealing the bees’ own creation.

Kung Fu Panda.    Kung Fu Panda is a comedy about a lazy, irreverent, slacker panda, Po, who must somehow become a Kung Fu Master in order to save the Valley of Peace from a villainous Snow Leopard, Tai Lung. Set in the legendary world of ancient China, this is the story of Po, our unlikely hero, who enters the rigid world of Kung Fu and turns it upside down. Po ultimately becomes a Kung Fu hero by learning that if he believes in himself, he can do anything.

Madagascar (sequel). Our friends from New York’s Central Park Zoo – Alex, Marty, Melman, Gloria and the penguins – return for fun and adventure in the next chapter of our Madagascar story.

Distribution and Servicing Arrangements

As discussed above, effective January 31, 2006, the worldwide theatrical and television distribution and home video fulfillment services for our films released after January 31, 2006 will be provided by Paramount. For the period beginning October 1, 2004 to January 31, 2006 (including the entire fiscal year 2005), our films were distributed in the domestic theatrical and worldwide television market directly by DreamWorks Studios and in international theatrical and worldwide home entertainment markets by Universal Studios, as an approved subdistributor and fulfillment services provider of DreamWorks Studios, in each case pursuant to the terms of the DreamWorks Studios Distribution Agreement. Because the DreamWorks Studios Distribution Agreement governed our distribution and servicing arrangements in the period covered by this Form 10-K—the fiscal year ended December 31, 2005—we have included below a detailed discussion of the DreamWorks Studios Distribution Agreement. Beginning January 31, 2006, our results will be reflective of our new distribution and fulfillment services agreements with Paramount, and a detailed discussion of those agreements with Paramount immediately follows the discussion of the DreamWorks Studios Distribution Agreement.

How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement

Distribution and Marketing with DreamWorks Studios

For the fiscal year ending December 31, 2005, we distributed and marketed our films in all media through DreamWorks Studios and its sub-distributors and fulfillment services providers pursuant to the DreamWorks Studios Distribution Agreement, under which DreamWorks Studios was generally responsible for the worldwide distribution, marketing and servicing of all of our completed animated films, including our previously released films, and direct-to-video films. Under our DreamWorks Studios Distribution Agreement, DreamWorks Studios distributed our motion pictures in international theatrical markets through distribution agreements with Universal Studios, an industry leading distributor and fulfillment services provider, CJ Corporation and its affiliate CJ Entertainment (collectively, “CJ Entertainment”) (in Korea and the People’s Republic of China) and Kadokawa Entertainment Inc. (“Kadokawa Entertainment”) (in Japan). DreamWorks Studios engaged Universal Studios to be our worldwide fulfillment services provider for our home videos, excluding only Korea and Japan, where CJ Entertainment and Kadokawa Entertainment, respectively, performed such functions.

Distribution Agreement with DreamWorks Studios

The following is a summary of the DreamWorks Studios Distribution Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors are encouraged to read the DreamWorks Studios Distribution Agreement.

Term of Agreement and Exclusivity.    The DreamWorks Studios Distribution Agreement granted DreamWorks Studios the exclusive worldwide right to distribute all of our animated films, including our previously released films, and direct-to-video films completed and available for release during the term thereof. The DreamWorks Studios Distribution Agreement was originally scheduled to expire upon the later of (i) our delivery to DreamWorks Studios of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010, but was terminated effective January 31, 2006 in connection with Paramount’s acquisition of DreamWorks Studios. In general, the term of the DreamWorks Studios Distribution Agreement could be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approved (such as DreamWorks Studios’ existing arrangements with Universal Studios, CJ Entertainment and Kadokawa Entertainment as described below). As discussed below, the DreamWorks Studios Distribution Agreement was expressly subject to certain existing subdistribution and license agreements previously entered into by DreamWorks Studios, including those with Universal Studios, CJ Entertainment (in Korea and the People’s Republic of China) and Kadokawa Entertainment (in Japan).

Distribution of our animated films under the DreamWorks Studios Distribution Agreement generally included (i) domestic and international theatrical exhibition, (ii) domestic and international home entertainment exhibition, (iii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iv) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions and (v) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing. We retained all other rights to exploit our films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights.

Distribution Services.    Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios was directly responsible for the initial U.S. theatrical release of all of our qualified animated films, but was allowed to engage one or more sub-distributors and service providers for all other markets, subject to our prior written approval.

DreamWorks Studios entered into an international theatrical distribution agreement (the “Universal Distribution Agreement”) with Universal Studios (described below) that provided that Universal Studio’s affiliate would distribute and market DreamWorks Studios’ films (including ours) in international theatrical markets, excluding Japan, Korea and the People’s Republic of China. DreamWorks Studios contracted with Kadokawa Entertainment to provide such services in Japan, and contracted with CJ Entertainment to provide such services in Korea and the People’s Republic of China. For worldwide home video fulfillment services (excluding Japan and Korea), DreamWorks Studios entered into a worldwide home video fulfillment services agreement (the “Universal Home Video Agreement” and, together with the Universal Distribution Agreement, the “Universal Agreements”) with Universal Studios to provide marketing, distribution and other fulfillment services. Such services were provided in Japan by Kadokawa Entertainment and in Korea by CJ Entertainment. DreamWorks Studios also entered into output agreements with many of the major pay and broadcast television providers throughout the world.

The DreamWorks Studios Distribution Agreement provided that DreamWorks Studios would advertise, publicize, promote, distribute and exploit our animated feature films and direct-to-video films in a manner consistent with DreamWorks Studios’ past practices used to service our previously released films and its prevailing and commercially reasonable practices with respect to its films under similar circumstances to the extent and as long as applicable and if a higher standard, in accordance with Universal Studios’ then prevailing and commercially reasonable practices with respect to its films under similar circumstances. DreamWorks Studios’ obligations to provide these services in the international theatrical and home entertainment markets serviced by Universal Studios were also subject to the standards set forth in the Universal Agreements.

Distribution Approvals and Controls.    Under the DreamWorks Studios Distribution Agreement, subject to the applicable terms and conditions of the Universal Agreements (with respect to the services Universal Studios provided), DreamWorks Studios was required to consult and submit to us a detailed plan and budget regarding the theatrical and home entertainment marketing, release and distribution of each of our films. We had certain approval rights over these plans and were entitled, subject to certain limitations, to determine the initial domestic theatrical release dates for two films per year and, subject to the applicable terms and conditions of the Universal Agreements (with respect to the services Universal Studios provides), to approve the release date in the top 15 major international territories. Generally, DreamWorks Studios was not permitted to theatrically release any film with an MPAA rating of PG or less within the period beginning one week prior to, and ending one week following, the initial domestic and top 15 major international territories theatrical release dates of one of our films. Similar restrictions applied with respect to the home entertainment distribution of DreamWorks Studios’ and our films.

Expenses and Fees.    The DreamWorks Studios Distribution Agreement provided that we were solely responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios was responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, advertising, marketing, publicizing and promotion of each film (collectively, “Distribution Expenses”), including:

•	marketing materials such as theatrical and home entertainment trailers and television spots;

•	advertising space in any print or electronic media;

•	film festivals, premieres, advance screenings and other special events promoting the films, and all associated expenses such as travel and accommodation expenses for talent and DreamWorks Studios’ employees and, subject to our approval, such expenses of any territory managers and marketing managers of subdistributors pursuant to approved subdistribution agreements;

•	home video cassettes, DVDs, CD-ROMs and other such home video devices and prints, including for creation, manufacture, editing, dubbing, subtitling, rescoring, delivery and use of the foregoing or any other existing or future means of exploitation and including freight, shipping, transportation and storage costs;

•	checking and collecting gross receipts;

•	trade dues and assessments by trade organizations;

•	taxes and government fees;

•	remittance and conversion of gross receipts;

•	license fees, duties, other fees or any other amounts paid to permit use of our feature films;

•	a proportionate share of errors and omissions insurance;

•	transaction fees imposed on credit card charges purchasing admission to view our animated films;

•	the distribution of our animated films incurred at our direction, including an incremental costs to provide, at our request, distribution services or information not available in DreamWorks Studios’ normal course of business;

•	home entertainment distribution expenses;

•	the prosecution, defense or settlement of any action directly relating to DreamWorks Studios’ exhibition or use of our animated films (or any element thereof), including interest and penalties; and

•	anti-piracy and security measures specific or incremental to our animated feature films.

We and DreamWorks Studios mutually agreed on the amount of Distribution Expenses to be incurred with respect to the initial theatrical and home entertainment release of each film in the domestic territory and in the 15 major international territories, including all print and advertising costs and media buys. The DreamWorks Studios Distribution Agreement provided that, unless we and DreamWorks Studios otherwise agreed, the aggregate amount of Distribution Expenses to be incurred would be equal to or greater than 80% of the average amount of Distribution Expenses incurred by DreamWorks Studios to release our four then-most recent films, subject to certain adjustments. However, if we determined in good faith that a film’s gross receipts would be materially enhanced by the expenditure of additional Distribution Expenses, we could cause DreamWorks Studios to increase such expenditures, provided that we were solely responsible for advancing to or reimbursing DreamWorks Studios for those additional expenditures within five business days of receiving an invoice from DreamWorks Studios.

Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios was entitled to (i) retain a fee of 8.0% of revenue (without deduction for distribution and marketing costs and third-party distribution and fulfillment services fees and sales agent fees) and (ii) recoup all of its distribution and marketing costs with respect to our films on a title-by-title basis prior to our recognizing any revenue. If a feature film or a direct-to-video film did not generate revenue, net of the 8.0% distribution fee, sufficient for DreamWorks Studios to recoup its Distribution Expenses, DreamWorks Studios was not entitled to recoup those costs from proceeds of our other feature films or direct-to-video films.

Domestic Theatrical Distribution by DreamWorks Studios

Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios directly distributed and marketed our films in the domestic theatrical market. Outside of this market, DreamWorks Studios distributed and marketed our films through the Universal Distribution Agreement and its distribution and fulfillment services agreements with CJ Entertainment and its distribution and licensing agreements with Kadokawa Entertainment.

Outside of the domestic market, Japan, Korea and the People’s Republic of China, Universal Studios theatrically distributed and marketed our films through United International Pictures B.V. (“UIP”), a joint venture with Paramount. UIP has been one of the leading international film distributors in the world and operates in approximately fifty countries. In September 2005, Universal and Paramount announced their intentions to restructure their UIP joint venture in 2007. In Korea and the People’s Republic of China, CJ Entertainment provided theatrical distribution services, and in Japan, Kadokawa Entertainment provided such services. See “—DreamWorks Studios’ Agreements with Universal Studios.”

Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios was directly responsible for all billing and collection of gross rentals from theater operators for the domestic markets. Each week, DreamWorks Studios received a billing statement from each theater indicating the level of box office receipts. The billing was then followed by a written confirmation of receipts, at which time DreamWorks Studios prepared a bill to the theater owner.

Home Video Distribution by DreamWorks Studios

DreamWorks Studios entered into the Universal Home Video Agreement with Universal Studios to service the worldwide distribution of our DVDs and videocassettes in the home entertainment market, other than in Japan and Korea. The services of Universal Studios were comprehensive and included all manufacturing and packaging, marketing, distribution, billing and collection. See “—DreamWorks Studios’ Agreements with Universal Studios.” In Japan and Korea, DreamWorks Studios entered into agreements with Kadokawa Entertainment and CJ Entertainment, respectively, to provide similar services. These agreements pertain to both home entertainment rental and the sell-through markets, both domestically and internationally. DreamWorks Studios’ home entertainment division maintained a small core of executives to oversee distribution, marketing and operations.

Television Distribution by DreamWorks Studios

DreamWorks Studios distributed our films in worldwide television markets, including pay television, by licensing our films pursuant to output agreements and individual and package film agreements, which generally provided that the exhibitor paid a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. DreamWorks Studios entered into license and output agreements for domestic pay television, domestic free television and domestic basic cable with respect to our films (including output agreements in place with many of the largest pay and free television distributors around the world).

Theme Park Activities

The Separation Agreement and the DreamWorks Studios Distribution Agreement provided that, to the extent we wish to engage in theme park activities (as defined in Steven Spielberg’s employment agreement with DreamWorks Studios), we would only do so through Universal Studios until the later of the date (i) Steven Spielberg no longer has any contractual relationships with us or DreamWorks Studios and (ii) the time that he, his wife, his or her issue (or trusts for the primary benefit of any of them), his or her siblings (or trusts for the primary benefit of any of them) or a private charitable foundation organized by him and/or his wife, no longer directly or indirectly own or control any shares of Class A common stock issued to Steven Spielberg by us or no longer have a membership interest in DreamWorks Studios. Under the Universal Agreements, Universal paid DreamWorks Studios a $2 million annual exclusivity fee for theme park rights in respect of films DreamWorks Studios theatrically released in the domestic market (including our films) of which we received $1.8 million per year. As a result of the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements effective January 31, 2006, neither we nor DreamWorks Studios will have any further right to this annual exclusivity fee. In connection with the termination, we paid $0.6 million to Universal Studios, which such amount represented the amount of the unearned portion of the exclusivity fee previously advanced to us. However, because the restrictions on our theme park activities contained in the Separation Agreement will continue to apply, to the extent we seek to exploit theme park rights for films released after January 31, 2006, we must continue to do so through Universal Studios until such restrictions are no longer applicable.

DreamWorks Studios’ Agreements with Universal Studios

Overview

The Universal Distribution Agreement covered the international theatrical distribution of all films (whether live action, animated, or a combination of both) that DreamWorks Studios theatrically released in the domestic territory, as well as the worldwide home video fulfillment servicing of those films (excluding in each case the territories serviced by CJ Entertainment and Kadokawa). Under the DreamWorks Studios Distribution Agreement, we agreed with Universal Studios and DreamWorks Studios that the terms of the Universal Distribution Agreement applied to our films in the international theatrical markets where Universal Studios then had the right to distribute DreamWorks Studios’ films and that the terms of the Universal Home Video Agreement applied in the worldwide markets where Universal Studios currently had the right to provide fulfillment services with respect to home videos.

International Theatrical Distribution

Term of Agreement and Exclusivity.    Pursuant to the Universal Distribution Agreement, DreamWorks Studios granted to Universal Studios the exclusive right to initially theatrically distribute in the international territory (excluding Korea, the People’s Republic of China and Japan) all of the films DreamWorks Studios (including our films) initially theatrically distributes in the domestic territory. The agreement covered films domestically released by DreamWorks Studios through December 31, 2010, however, it has been terminated effective January 31, 2006 in connection with Paramount’s acquisition of DreamWorks Studios.

Distribution Services.    Universal Studios agreed to provide marketing and distribution services in the international theatrical market for DreamWorks Studios’ films in a manner substantially equivalent in quantity, level and priorities to the services provided by Universal Studios with respect to the theatrical distribution of Universal Studios’ motion pictures. Universal Studios agreed to provide such services through UIP. Services provided by UIP were required to be substantially equivalent in quality, level and priorities to the services provided by UIP to Universal Studios and Paramount for comparable pictures. As noted above, Universal and Paramount have announced their intention to restructure their UIP joint venture in 2007.

Distribution Approvals and Controls.    Under the Universal Distribution Agreement, DreamWorks Studios had the right to exercise complete and final control in its absolute discretion over all aspects of the distribution, marketing and advertising of its films in the international theatrical market. The agreement provided that Universal Studios was allowed to engage subdistributors, subject to DreamWorks Studios’ right of approval. Universal Studios was not, however, allowed to engage a subdistributor except in territories where UIP did not distribute any other films.

Expenses and Fees.    Under the Universal Studios Agreement, Universal Studios was entitled to retain a portion of the revenue it received from theaters and subdistributors for DreamWorks Studios’ films it theatrically released in the international market as a distribution fee. In addition, Universal Studios was entitled to recoup distribution expenses it incurred in distributing DreamWorks Studios’ films out of such revenue. Amounts payable to DreamWorks Studios and distribution expenses incurred by Universal Studios with respect to DreamWorks Studios’ films were aggregated on a monthly basis, and to the extent Universal Studios incurred distribution expenses that exceeded its revenue from DreamWorks Studios’ films it distributed, DreamWorks Studios was required to pay the difference to Universal Studios within five business days.

Retained Rights.    Universal Studios’ rights under the Universal Studios Agreement extended solely to international theatrical distribution rights, the home video fulfillment services described below and limited non-theatrical international distribution rights (such as the right to exhibit films in hotels or motels); DreamWorks Studios retained the right to exploit all other rights to the films it theatrically released, including domestic and international free and pay TV, home video and DVD sales. As described below, DreamWorks Studios engaged Universal Studios as the home video fulfillment service provider for its films and directly entered into various output agreements for international free and pay television.

Home Video Fulfillment Services

Term of Agreement and Exclusivity.    Under the Universal Home Video Agreement, Universal Studios had the exclusive worldwide right and obligation to render fulfillment services for every picture released by DreamWorks Studios into the home entertainment market (including videocassettes, DVDs, video CDs and laserdiscs). The Universal Home Video Agreement covered home entertainment releases for all DreamWorks Studios films (including our films) theatrically released through December 31, 2010. In connection with Paramount’s acquisition of DreamWorks Studios, the Universal Home Video Agreement was terminated effective January 31, 2006 for films theatrically released prior to January 31, 2006. As part of agreed-upon transition services, Universal Studios will continue to provide fulfillment services for a period of approximately three months in the U.S. and Canada and up to five months in other territories.

Fulfillment Services.    Under the agreement, Universal Studios was responsible for preparing marketing and distribution plans with respect to DreamWorks Studios’ home entertainment releases, as well as arranging necessary third party services, preparing artwork, making media buys for product marketing, maintaining secure physical inventory sites and arranging shipping of the released picture.

Approvals and Controls.    DreamWorks Studios exercised control over the fulfillment services of its home entertainment releases. DreamWorks Studios had sole discretion over which pictures, if any, it released into the home entertainment market. Except in limited circumstances, Universal Studios was not allowed to refuse to provide fulfillment services with respect to DreamWorks Studios’ home entertainment releases.

Expenses and Fees.    In return for Universal Studios’ fulfillment services, DreamWorks Studios paid it a percentage of the total home entertainment receipts DreamWorks Studios received. This fee arrangement was required to be no less favorable to DreamWorks Studios than that of any of Universal Studios fulfillment services arrangements with third parties. In addition, DreamWorks’ Studios reimbursed Universal Studios for expenses which Universal Studios incurred in the fulfillment servicing of DreamWorks’ Studios films.

How We Distribute, Promote and Market our Films with Paramount

Overview

We terminated the DreamWorks Studios Distribution Agreement with DreamWorks Studios and DreamWorks Studios terminated the Universal Agreements at the time of the closing of Paramount’s acquisition of DreamWorks Studios. At the same time, we entered into an exclusive distribution agreement with Paramount and its affiliates (the “Paramount Distribution Agreement”), and our wholly-owned subsidiary, DreamWorks Animation Home Entertainment, L.L.C. (“DreamWorks Animation Home Entertainment”), entered into an exclusive fulfillment services agreement (the “Paramount Fulfillment Services Agreement”) with an affiliate of Paramount.

Under the Paramount Distribution Agreement, Paramount will advertise, publicize, promote, distribute and exploit our animated feature films and direct-to-video films (i) in each territory and in each media subject thereto and designated by us, and (ii) in a manner consistent with past practices used to service our previously released films and, if a higher standard, Paramount’s then prevailing and commercially reasonable practices with respect to its films under similar circumstances.

Under the Paramount Fulfillment Services Agreement, we have engaged Paramount to render worldwide home video fulfillment services and video-on-demand services in each territory designated by us for all films previously released for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement with respect to which we own or control the requisite rights.

To provide for an orderly transition of distribution and fulfillment services of our films, Universal Studios (as DreamWorks Studios’ approved worldwide fulfillment services provider under the DreamWorks Studios Distribution Agreement) has agreed to continue to provide fulfillment and other services for those films we theatrically released prior to February 1, 2006 for a transition period of approximately three months in the U.S. and Canada and up to five months in other territories.

Paramount Distribution Agreement

The following is a summary of the Paramount Distribution Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors are encouraged to read the Paramount Distribution Agreement.

Term of Agreement and Exclusivity.    The Paramount Distribution Agreement grants Paramount the exclusive worldwide right to distribute all of our animated films, including previously released films and direct-to-video films, completed and available for release through the later of (i) our delivery to Paramount of 13 new animated feature films, and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with its terms. If we or Paramount terminate the Paramount Distribution Agreement, our existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that we have pre-approved (such as DreamWorks Studios’ existing arrangements with CJ Entertainment and Kadokawa Entertainment).

The distribution rights granted to Paramount generally include (i) domestic and international theatrical exhibition, (ii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iii) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions, and (iv) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing. We will retain all other rights to exploit our films, including by way of domestic and international home entertainment exhibition and video-on-demand exhibition (and we have engaged Paramount under the Paramount Fulfillment Services Agreement to render services in connection with our exploitation of these rights on a worldwide basis), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Once Paramount has acquired the license to distribute one of our animated feature films or direct-to-video films, Paramount generally will have the right to exploit the film in the manner described above for 16 years from such film’s initial general theatrical release (with respect to theatrical films) or 10 years from such film’s initial general home entertainment release (with respect to direct-to-video films) unless, in either case, the Paramount Distribution Agreement is terminated earlier in accordance with its terms.

Distribution Services.    Paramount is responsible for the worldwide distribution in the media mentioned above of all of our animated films, but may engage one or more sub-distributors and service providers in those territories and media in which Paramount subdistributes all or substantially all of its motion pictures, subject to our prior written approval. Our grant of distribution rights to Paramount is expressly subject to certain existing subdistribution and license agreements previously entered into by DreamWorks Studios. Pursuant to the Paramount Distribution Agreement, we are required to continue to license directly to DreamWorks Studios those distribution rights in and to our existing and future animated films, to the extent necessary for DreamWorks Studios to comply with such existing subdistribution and license agreements. Upon expiration of DreamWorks Studios’ existing agreements, all distribution rights that are subject to such agreements shall be automatically granted to Paramount for the remainder of the term of the Paramount Distribution Agreement.

The distribution, promotional and marketing services that Paramount will provide with respect to our theatrically released animated feature films must be substantially comparable on an overall basis in quality, level, priority and quantity to the provision of such services in connection with the initial theatrical release of our three most recent theatrical feature films (excluding Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit), as measured on a rolling basis.

Under the terms of the Paramount Distribution Agreement, Paramount has committed to promote our films on the MTV cable network assets owned by Paramount’s parent company, Viacom, including Nickelodeon and MTV.

Distribution Approvals and Control.    Paramount is required to consult and submit to us a detailed plan and budget regarding the theatrical marketing, release and distribution of each of our films. We have certain approval rights over these plans and are entitled to determine the initial domestic theatrical release dates for all of our films and to approve the initial theatrical release dates in the majority of the international territories, subject to certain limitations in the summer and holiday release periods. Generally, Paramount is not permitted to theatrically release any film owned or controlled by Paramount with an MPAA rating of PG or less within the period beginning one week prior to, and ending one week following, the initial domestic and international territories theatrical release dates of one of our films. Paramount further agrees that all matters regarding the designation and movement of theatrical release dates for our films and the related release and marketing obligations under the Paramount Distribution Agreement shall be, at all times, subject to the terms and conditions of our worldwide promotional agreement with McDonald’s.

Expenses and Fees.    The Paramount Distribution Agreement provides that we will be solely responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Paramount will be responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, advertising, marketing, publicizing and promotion of each film (collectively, “Distribution Expenses”), including:

•	marketing materials such as theatrical trailers and television spots;

•	advertising space in any print or electronic media;

•	subject to our prior approval in each instance, film festivals, premieres, advance screenings and other special events promoting the films, and all associated expenses such as travel and accommodation expenses for talent and Paramount employees and subject to our approval, such expenses of any territory managers and marketing managers of subdistributors pursuant to approved subdistribution agreements;

•	checking and collecting costs in the domestic territory (subject to a per film cap of 0.5% of domestic theatrical revenues);

•	release prints and all freight, shipping, transportation and storage costs;

•	taxes and government fees;

•	remittance and conversion of gross receipts;

•	license fees, duties, other fees or any other amounts paid to permit use of our films;

•	a proportionate share of errors and omissions insurance;

•	transaction fees imposed on credit card charges purchasing admission to view our animated films;

•	the distribution of our animated films incurred at our direction, including incremental costs to provide, at our request, distribution services or information not available in Paramount’s normal course of business;

•	the prosecution, defense or settlement of any action directly relating to Paramount’s exhibition or use of our animated films (or any element thereof), including interest and penalties; and

•	anti-piracy and security measures specific or incremental to our animated feature films.

We and Paramount will mutually agree on the amount of Distribution Expenses to be incurred with respect to the initial theatrical release of each film in the domestic territory and in the majority of the international territories, including all print and advertising costs and media buys. However, in the event of a disagreement, Paramount’s decisions, based on its good faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Distribution Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Distribution Expenses incurred to release our three most recent event films, as measured on a rolling basis (excluding Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit), subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Distribution Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

Under the Paramount Distribution Agreement, Paramount will be entitled to (i) retain a fee of 8.0% of revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to our films on a title-by-title basis prior to our recognizing any revenue. For each film licensed to Paramount, revenues, fees and expenses for such film under the Paramount Distribution Agreement are combined with the revenues, fees and expenses for such film under the Paramount Fulfillment Services Agreement and we are provided with a single monthly accounting statement and, if applicable, payment for each film. For further discussion, see “—Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement” below.

Signing Bonus; Reimbursement Amounts.    Pursuant to the terms of the Paramount Distribution Agreement, we received a $75 million cash signing bonus from an affiliate of Paramount, which we used towards the repayment of existing indebtedness to Universal Studios as required in connection with the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements. Paramount also agreed to pay us an annual cost reimbursement amount during the period that we are delivering new films to Paramount pursuant to the Paramount Distribution Agreement. In fiscal year 2006, we expect that the amount of this cost reimbursement from Paramount will be approximately $11 million.

UIP Restructuring.    As noted above, Universal and Paramount have announced their intentions to restructure their UIP joint venture in 2007. Under the Paramount Distribution Agreement, Paramount has agreed to fully and timely consult with us, on an ongoing basis, regarding its plan for restructuring its theatrical distribution operations in the international territories for which UIP currently serves as Paramount’s sub-distributor.

Creative Control.    We retain the exclusive right to make all creative decisions and initiate any action with respect to the development, production and acquisition of each of our films, including the right to abandon the development or production of a film, and the right to exercise final cut.

Nickelodeon Television Development.    As part of the Paramount Distribution Agreement, we agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop television properties based on our films and the characters and elements contained in those films. The license to Paramount is expressly conditioned on Paramount continuing to develop and commence production on television programs based on our film properties. We also retain the right to co-produce any television programs and maintain all customary creative approvals over any production utilizing our film properties, including the selection of the film elements to be used as the basis for any television productions.

Additional Services.    Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide us at minimal cost certain production related services, including but not limited to film music licensing, archiving of film materials, credits as well as information technology oversight, participation and residual accounting and travel.

Termination.    Upon the occurrence of certain events of default, which include the failure of either party to make a payment and the continuance thereof for five business days, material uncured breach of the agreement and certain bankruptcy-related events, the non-breaching party may terminate the agreement. If we fail to deliver to Paramount three qualifying theatrical films per five-year period, if applicable, of the Paramount Distribution Agreement (e.g., three films within the first five years, six films within the first ten years), then Paramount has the right to terminate the agreement. In addition, if Paramount is in breach or default under any sub-distribution or third-party service agreements that have been pre-approved by us, and such breach or default has or will have a material adverse effect on Paramount’s ability to exploit the distribution rights in accordance with the terms of the Paramount Distribution Agreement, then we may terminate the agreement. If we terminate the agreement, we generally can require Paramount to stop distributing our films in the various territories and markets in which Paramount directly distributes our films, or we can terminate the remaining term of the Paramount Distribution Agreement, but require Paramount to continue distributing our films that it is currently distributing or are ready for release pursuant to the Paramount Distribution Agreement, subject, in each case, to the terms of any output or other agreements to which the films are then subject (provided that Paramount continues to pay us all amounts required to be paid to us and to perform its other obligations pursuant to the Paramount Distribution Agreement). Unless otherwise agreed, termination of the Paramount Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. We can elect to terminate the Paramount Distribution Agreement and, in our sole discretion, the Paramount Fulfillment Services Agreement, at any time after January 1, 2011 if we experience a change in control (as defined therein) and pay a one-time termination fee. The amount of the termination fee is $150 million if we terminate the Paramount Distribution Agreement on January 1, 2011, and the amount of the termination fee reduces proportionately during the period from January 2, 2011 to December 31, 2012. Upon termination by either party of the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, we have the corresponding right to terminate the other of such agreement at our sole election.

Paramount Fulfillment Services Agreement

The following is a summary of the Paramount Fulfillment Services Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors in our common stock are encouraged to read the Paramount Fulfillment Services Agreement.

Term of Agreement and Exclusivity.    Under the Paramount Fulfillment Services Agreement, we have engaged Paramount, on an exclusive basis, to render worldwide home video fulfillment services and video-on-demand services for all films previously released for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement with respect to which we own or control the requisite rights. Once Paramount has been engaged to render fulfillment services for one of our animated feature films or direct-to-video films, Paramount generally will have the right to render such services in the manner described herein for 16 years from such film’s initial general theatrical release (with respect to theatrical films) or 10 years from such film’s initial general home entertainment release (with respect to direct-to-video films), as applicable unless, in each case, the Paramount Fulfillment Services Agreement is terminated earlier in accordance with its terms.

Fulfillment Services.    Paramount is responsible for preparing marketing and home entertainment distribution plans with respect to our home entertainment releases, as well as arranging necessary third party services, preparing artwork, making media buys for product marketing, maintaining secure physical inventory sites and arranging shipping of the released film. The fulfillment services provided by Paramount must be in the aggregate substantially equivalent in quantity, level and priorities to the fulfillment services accorded by Paramount in connection with the release of our three most recent feature films (excluding Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit) for home entertainment exhibition, as measured on a rolling basis.

Approvals and Controls.    Paramount is required to render fulfillment services on a film-by-film, territory-by-territory basis as requested and directed by us, and Paramount cannot generally refuse to provide fulfillment services with respect to our home entertainment releases in any territory. We have certain approval rights over the marketing and home entertainment distribution plans mentioned above and are entitled to determine the initial home entertainment release dates for all of our films in the domestic territory and to approve home entertainment release dates in the majority of the international territories.

Expenses and Fees.    Paramount Fulfillment Services Agreement requires Paramount to pay all expenses relating to home entertainment distribution, including marketing, manufacturing, development and shipping costs, excluding contingent compensation and residual costs (collectively, “Home Video Fulfillment Expenses”) and all services fees paid to subcontractors. Unless we and Paramount otherwise agree, the aggregate amount of Home Video Fulfillment Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Home Video Fulfillment Expenses incurred to release our three most recent event films, as measured on a rolling basis (excluding Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit), subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Home Video Fulfillment Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

In return for the provision of fulfillment services to us, Paramount is entitled to (i) retain a service fee of 8% of home entertainment revenues (without deduction for any manufacturing, distribution and marketing costs and third party service fees) and (ii) recoup all of its Home Video Fulfillment Expenses with respect to our films on a title-by-title basis. For each film with respect to which Paramount is rendering fulfillment services, revenues, fees and expenses for such film under the Paramount Fulfillment Services Agreement are combined with the revenues, fees and expenses for such film under the Paramount Distribution Agreement and we are provided with a single monthly accounting statement and, if applicable, payment for each film. For further discussion see “—Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement” below.

Termination.    Upon the occurrence of certain events of default, which include the failure of either party to make a payment and the continuance thereof for five business days, material uncured breach of the agreement and certain bankruptcy-related events, the non-breaching party may terminate the agreement. In addition, if Paramount is in breach or default under any third-party service agreements that have been approved by us, and such breach or default has or will have a material adverse effect on Paramount’s ability to render fulfillment services under the Paramount Fulfillment Services Agreement, then we may terminate the agreement. If we terminate the agreement, we generally can require Paramount to stop all provision of fulfillment services in connection with our films in the various territories and markets or we can terminate the remaining term of the Paramount Fulfillment Services Agreement, but require Paramount to continue providing fulfillment services in connection with certain of our films that have already been delivered or are ready for home entertainment release pursuant to the Paramount Fulfillment Services Agreement, subject, in each case, to the terms of any output or other agreements to which the films are then subject (provided that Paramount continues to pay us all amounts required to be paid to us and to perform its other obligations pursuant to the Paramount Fulfillment Services Agreement). Unless otherwise agreed, termination of the Paramount Fulfillment Services Agreement will not affect the rights that any sub-contractor or service provider has with respect to our films pursuant to any third party servicing agreements that we have approved. Upon termination by either party of the Paramount Fulfillment Services Agreement or the Paramount Distribution Agreement, we have the corresponding right to terminate the other of such agreement, at our sole election.

Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement

Each of our films will be accounted for under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement on a combined basis for each film. In such regard, all revenues, expenses and fees under each of the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement for a

given film will be fully cross-collateralized. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% distribution and servicing fee, sufficient for Paramount to recoup its expenses under both the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement (on a combined basis), Paramount will not be entitled to recoup those costs from proceeds of our other feature films or direct-to-video films, and we will not be required to repay Paramount for such amounts.

Consumer Products

Our Consumer Products group manages the licensing of our film elements and characters, strategic alliances, and all promotional programs. These relationships typically take one of two forms: long-term, multi-picture deals or property-by-property one time license or promotional marketing campaigns.

Licensing

We have entered into strategic licensing arrangements with a number of well-known consumer products companies that generate guarantees and royalty-based revenues. In general, pursuant to these agreements, we provide a license to use our characters and film elements in connection with merchandise in exchange for a percentage of net sales of those products.

We have recently entered into new multi-picture agreements with Activision for video games and Hallmark for party goods and greeting cards. Our other single picture licenses include Coleman coolers, Wild Planet toys, and B-Equal DVD games for Over the Hedge. We have also recently started licensing Shrek the Third and secured MGA Entertainment, creators of Bratz, as the master toy licensee.

Strategic Alliances and Promotion

The success of our films greatly depends not only on their quality, but also on the degree of consumer awareness that we are able to generate for their theatrical and home entertainment releases. In order to increase consumer awareness, we have developed key strategic alliances as well as numerous promotional partnerships worldwide. In general, these arrangements provide that we license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we generally receive promotional fees in addition to substantial marketing benefits from cross-promotional opportunities, such as inclusion of our characters and movie images in television commercials, on-line, print media and on promotional packaging.

Our multi-picture strategic alliance partners include McDonald’s (commencing with Shrek the Third), Kellogg’s, Hewlett-Packard and AMD. In addition, we have single picture promotions in place for Over the Hedge with Wal-Mart, General Mills, ConAgra, and Wendy’s restaurants. For Madagascar, we had promotional partnerships with Hewlett-Packard, General Mills, Denny’s, Payless Shoes and Krispy Kreme Doughnuts. We have similar relationships with brand leaders in the international marketplace, such as Procter & Gamble, Nestle, Kellogg’s, Ferrero and Bimbo.

We believe these relationships are mutually valuable. We benefit because of the substantial consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

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

We employ small collaborative teams that are responsible for preparing storylines and ideas for the initial stages of development. These teams, through a system of creative development controls, are responsible for ensuring that ideas follow the best creative path within a desired budget and schedule parameters. The complexity of each film, the background environments, the characters and all of the elements in a film create a very complex and time-consuming process that differs for each film. The table below depicts, in a very general manner, a timeline for the filmmaking process, and describes the four general and overlapping phases that constitute the process and their components:

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

Development.    The development phase generally consists of story and visual development. The duration of the development phase can vary project by project—from a matter of months to a number of years. The primary components of the development stage are:

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

Post Production.    In the post production phase, the core visuals and dialogue are in place and we add the following important aspects to the film:

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

Our Technology

Our technology plays an important role in the production of our films. Our focus on user interface and tool development enables our animators to use existing and emerging CG technologies, allowing us to leverage our artistic talent. In addition, we have strategic relationships with leading technology companies that allow us to leverage third-party advancements and technology at the early stages of their introduction.

We have several core proprietary technologies and production processes: (i) Our Adaptable Production Environment is a data and workflow management architecture for connecting various tools together into an organized and efficient pipeline; (ii) Emo is our character animation system; (iii) Light and D_Render are an interactive lighting tool and a photo realistic rendering software system, respectively; (iv) Comp is a high-quality digital compositor; (v) Nile is a production tracking and management tool; and (vi) Virtual Studio Collaboration encompasses a suite of high-end collaboration tools that enable production workflow and collaboration across multiple geographically diverse sites.

Adaptable Production Environment:    Our core pipeline software permits the use of specialized proprietary custom tools as well as commercially available applications, which are customizable and allow for the creation of the images and visual effects in our films.

EMOtion:    Emo is one of the primary tools used by our animators to put our CG characters in motion. Unlike commercially available software solutions that focus primarily on film visual effects or computer game animation, Emo is designed to give animators the control and flexibility to achieve convincing facial expression and full body motion.

Light and D_Render:    Together these two software systems provide an interactive lighting interface and a photo-realistic image rendering software essential for establishing complex visual imagery. Light provides an interactive shading interface that enables artists to make creative adjustments to the shot’s lighting environment. D_Render provides the engine that synthesizes the environment according to the settings established in Light.

Comp:    Comp is our integrated and interactive compositing package specifically targeted for the needs of high-end CG animation. Architected for parallel work, Comp allows many artists to work concurrently on the same shot. Comp has a user interface that enhances artist productivity and also provides programmatic access for customization and integration into the production workflow.

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

Virtual Studio Collaboration:    Our Virtual Studio Collaboration technology enables creative collaboration across multiple geographic sites. This technology has been applied to the several areas of the creative, production and technical collaboration processes at DreamWorks Animation, which has enabled us to build virtual studios across physical boundaries. The technology has been deployed internally to enable remote digital dailies, remote editing collaboration, remote storyboard pitching and many other forms of remote collaboration involving the real-time sharing of high- resolution images combined with interactive communication among staff.

Competition

Our primary competition comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at the same time as our films. At this level, in addition to competing for box office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, we compete with other films released into the international theatrical market and the worldwide home entertainment and television markets. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees.

Competition for Film Audiences.    Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its domestic box office performance. Because we expect to release only two films per year, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of films targeting similar audiences. In this regard, we pay particular attention to the expected release dates of films produced by other animation studios, and in particular Pixar, Disney, Sony Entertainment and Fox Entertainment’s Blue Sky Studios, although we expect that in the future, we may also need to consider the release dates of animated films produced by others.

Disney, Pixar, Sony Entertainment and Fox Entertainment’s Blue Sky Studios, as mentioned, are the CG animation studios that we believe target similar audiences and currently have comparable CG animated filmmaking capabilities. In 2006, each of these studios will be releasing at least one CG animated film that will compete with our releases. Pixar will be releasing Cars in June of 2006, Blue Sky Studios will be releasing Ice Age 2 in March of 2006, Sony Entertainment will be releasing Open Season in the fall of 2006, and Disney is expected to release both The Wild and Meet the Robinsons in 2006. In addition, the recently announced acquisition of Pixar by Disney proposes to combine the creative talents and assets of two of our competitors and may have an impact on the CG animation market.

In addition to the animation companies mentioned above, other companies and production studios continue to release two-dimensional animated films as well as CG animated films which can impact the market in which our films compete. For instance, Hoodwinked! (The Weinstein Company), Curious George (Universal Studios), Doogal (The Weinstein Company), The Ant Bully (Warner Brothers), Yankee Irving (Fox), The Barnyard (Nickelodeon) and Happy Feet (Warner Brothers) have been, or are expected to be, released in 2006. In addition to existing CG animation studios, a number of film and visual effect studios, including Wild Brain and Lucasfilm Ltd., have announced their intention to enter the market or produce additional CG animated films.

Competition in Home Entertainment.    In the home entertainment market, our films compete with other home entertainment products, such as theatrical titles, direct-to-video titles and television series titles. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Over the past several years, there has been an increase in the number of titles available in the home entertainment market at any given period. As competition in the home entertainment market increases, consumers are given a greater number of choices for home entertainment products. Additionally, the increased number of titles in the home entertainment market has increased the competition for shelf space given by retailers for any specific title.

Competition for Talent.    Currently, we compete with other animated film and visual effect studios for artists, animators, directors and producers. In addition, we compete for the services of computer programmers and other technical production staff with other CG animation studios and production companies and, increasingly, with video game producers. In order to recruit and retain talented creative and technical personnel, we have established relationships with the top animation schools and industry trade groups. We have also established in-house digital training and artistic development training programs.

Potential Competition.    Barriers to entry into the CG animation field have decreased as technology has advanced. While we have developed proprietary software to create CG animated films, other film studios may not be required to do so, as technological advances have made it possible to purchase third-party software capable of producing high-quality CG images. Although we have developed proprietary technology, experience and know-how in the CG animation field that we believe provide us with significant advantages over new entrants in the CG animated film market, there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional animation companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

Employees

We employ approximately 1,280 full and part-time employees, many of whom are currently covered by employment contracts, which generally include non-disclosure agreements. Of that total, approximately three quarters are directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 185 are primarily engaged in supporting and developing our animation technology, and approximately 260 work on general corporate and administrative matters, including our licensing and merchandising operations. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 470 of our current employees (and some of the employees or independent contractors that we hire on a project-by-project basis) are represented under three industry-wide collective bargaining agreements to which we are a party, namely the Local 839 of the International Alliance of Theatrical Stage Employees Agreement and the International Alliance of Theatrical Stage Employee Basic Agreement, which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild, which generally covers artists such as actors and singers. The collective bargaining agreements with SAG and IATSE expire in June 2008 and July 2009, respectively, and we are currently negotiating an extension of the collective bargaining agreement with Local 839, which expires in August 2006. We believe that our employee and labor relations are good.

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

Our common stock is listed on the NYSE under the symbol “DWA”. You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at http://DreamworksAnimation.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics. Our website and the information contained posted on it or connected to it shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC. In November 2005, we filed with the NYSE our Chief Executive Officer’s annual certification regarding compliance with the NYSE’s corporate governance standards as required by Section 303A.12(a) of the NYSE’s Listed Company Manual. The certification was made without qualification.

Item 1A.	Risk Factors

You should carefully consider the following risks and other information in this Form 10-K before making an investment decision with respect to shares of our Class A common stock. The following risks and uncertainties could materially adversely affect our business, financial condition or operating results.

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

In general, the economic success of a motion picture is dependent on its domestic theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and the effective marketing of the motion picture. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution and marketing costs, in which case we would not receive any gross receipts for such film from Paramount. In the past, some of our films have not recovered, after recoupment of marketing and distribution costs, their production costs in an acceptable timeframe or at all. For example, in 2003 we released our final primarily hand-drawn animated feature film, Sinbad: Legend of the Seven Seas, which we estimate will not generate sufficient revenue over its first 10 years in distribution to fully recover, after recoupment of marketing and distribution costs, its production costs.

Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business.

We expect to theatrically release a limited number of animated feature films per year for the foreseeable future. The commercial failure of just one of these films can have a significant adverse impact on our results of operations in both the year of release and in the future. Historically, there has been a correlation between domestic box office success and international box office, home entertainment and television success, such that feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, because of the correlation mentioned above, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In addition, we can make no assurances that home entertainment wholesale prices can be maintained at current levels due to aggressive retail pricing or other factors. Finally, the limited number of films that we release in a year magnifies fluctuations in our earnings. Therefore, our reported results at quarter and year end may be skewed based on the release dates of our films, which could result in volatility in the price of our Class A common stock.

Our operating results fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual operating results because of a variety of factors, including the following:

•	the success of our feature films;

•	the timing of the domestic and international theatrical releases and home entertainment release of our feature films; and

•	costs of Paramount to market and distribute our feature films under the Paramount Distribution Agreement.

We also expect that our operating results will continue to be affected by the terms of the Paramount Distribution Agreement. Under the Paramount Distribution Agreement, Paramount will be entitled to (i) retain a fee of 8.0% of revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to our films on a title-by-title basis before we recognize any revenue for that film. Accordingly, we recognize significantly less revenue from a film in the period of that film’s theatrical release than we would absent the Paramount Distribution Agreement. Furthermore, in the event that the Paramount Distribution Agreement were terminated, depending on the arrangement that we negotiate with a replacement distributor, we could be required to directly incur distribution and marketing expenses related to our films, which under the Paramount Distribution Agreement are incurred by Paramount. Because we would expense those costs as incurred, further significant fluctuations in our operating results could result.

In response to these fluctuations, the market price of our Class A common stock could decrease significantly in spite of our operating performance.

We principally operate in one business, the production of CG animated feature films, and our lack of a diversified business could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we depend primarily on the success of our feature films. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. In this regard, the recently announced acquisition of Pixar by Disney could give Pixar the benefits of being part of a large, diversified corporate group. Substantially all of our revenue is derived from a single source—our CG animated feature films—and our lack of a diversified business model could adversely affect us if our films fail to perform to our expectations.

Animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are abandoned or significantly delayed.

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

The costs to develop, produce and market a film are substantial. In 2005, for example, we spent approximately $247 million to fund production costs of our feature films (including payments for Wallace & Gromit: The Curse of the Were-Rabbit, but excluding capitalized interest and overhead expense), to make contingent compensation and residual payments and to fund technology capital expenditures. For the full year 2006, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $225.0 million, which includes additional production spending. Although we retain the right to exploit each of the twelve films that we have previously released, the size of our film collection is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations and the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

The costs of producing and marketing feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.

The production and marketing of theatrical feature films requires substantial capital and the costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a rate faster than increases in either domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home entertainment, television, international markets and new media for revenue.

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

Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.

A decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for our films and products, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical and home entertainment releases and purchases of our licensed consumer products. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

The seasonality of our businesses could exacerbate negative impacts on our operations.

Our business is normally subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates for theatrical and home entertainment are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in our consumer products are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in our first fiscal quarter due to the holiday season. Accordingly, if a short term negative impact on our business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of theatrical or home entertainment releases), the effect could have a disproportionate effect on our results for the year.

The entrance of additional film studios into the CG animated film market could adversely affect our business in several ways.

CG animation is a relatively new form of animation that has been successfully exploited by a limited number of movie studios since the first CG animated feature film, Toy Story, was released by Pixar in 1995. Recently, a number of studios (including Sony Entertainment, Blue Sky Studios, Warner Brothers, Wild Brain and Lucasfilm, Ltd.) have entered or announced their intentions to enter the CG animated film market, thus potentially increasing the number of CG animated films released per year. As a result, the popularity of the CG animation technique could suffer. Although we have developed proprietary technology, experience and know-how in the CG animation field that we believe provide us with significant advantages over new entrants in the CG animated film market, there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional animation companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

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

We have established multiple creative and production teams so that we can simultaneously produce more than one CG animated feature film. However, we have limited experience sustaining the ability to produce and release more than one CG animated feature film at the same time. Due to the strain on our personnel from the effort required to produce a film and the time required for creative development of future films, it is possible that we will be unable to consistently release two CG animated feature films per year. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our animated feature films will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

We are dependent on Paramount for the distribution and promotion of our feature films and related products.

In January 2006, we entered into the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement pursuant to which Paramount is responsible for the worldwide distribution and servicing of all of our films in all media. If Paramount fails to perform under either the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, it could have a material adverse effect on our business reputation, operating results or financial condition. In addition, our grant of distribution rights to Paramount is expressly subject to certain existing sub-distribution, servicing, and license agreements previously entered into by DreamWorks Studios. Pursuant to the Paramount Distribution Agreement, we will continue to license to DreamWorks Studios those distribution rights in and to existing and future films, to the extent necessary for DreamWorks Studios to comply with such existing sub-distribution, servicing, and license agreements. Upon expiration of such existing agreements, all distribution rights that are subject to such agreements shall be automatically granted to Paramount for the remainder of the term of the Paramount Distribution Agreement. Yet, we cannot assure you that upon expiration of such agreements, Paramount will be able to replace such sub-distribution, servicing, and license agreements that are on terms as favorable as DreamWorks Studios’ existing sub-distribution, servicing, and license agreements. For a description of the terms of the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement, see “Item 1—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount.”

Although the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement obligate Paramount to distribute our films, Paramount is able to terminate the agreements upon the occurrence of certain events of default, including a failure by us to deliver to Paramount a minimum number of films over specified time periods. If Paramount fails to perform under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement or the agreements are terminated by Paramount or otherwise, we may have difficulty finding a replacement distributor and service provider, in part because our films could continue to be subject to the terms of the existing sub-distribution, servicing and licensing agreements that DreamWorks Studios has entered into with CJ Entertainment, Kadokawa Entertainment and other third-party service providers. See “Item 1—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement.” We cannot assure you that we will be able to find a replacement distributor or service provider on terms as favorable as those in the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement.

Internal control assessments at our new third party distribution partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (“Section 404”) and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The scope of the assessment for DreamWorks Animation includes internal controls at our third party distribution partner.

During this process if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. Our new distributor may elect to make changes to the operating and control environment at

DreamWorks Studios, which could have an adverse affect on our internal controls over financial reporting. While we are working closely with our new distributor to understand and potentially enhance their processes impacting our internal controls over financial reporting, we cannot guarantee that they have sufficient internal controls over the initiation, authorization or approval of transactions. Nor can we guarantee that the information systems of our new third party distribution partner are free of deficiencies that might adversely affect their ability to provide financial and other data to us in a timely and accurate manner.

Failure to successfully manage and complete the transition to Paramount as our new distribution partner may result in a disruption of our operations and may have an adverse impact on our financial results.

In January 2006, we entered into the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement, pursuant to which Paramount is responsible for the worldwide distribution and servicing of all of our films in all media. For a more detailed description of our distribution arrangements with Paramount, please see “Item 1—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount.” We expect our new relationship with Paramount will provide us with direct access to an established distribution and marketing network to exploit our films and characters in theatrical, home entertainment, television and ancillary markets throughout the world. We cannot assure you, however, that we will realize the full expected benefits from our new relationship with Paramount.

In addition, the failure to successfully manage and complete the transition to Paramount as our new distribution partner may result in a disruption of our operations and may have an adverse impact on our financial results. The transition to Paramount as our new distributor and fulfillment service provider has placed, and we expect will continue to place, a significant burden on our management and our internal resources until the transition is completed. The diversion of our management’s attention away from ongoing operational matters and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results. While we are working closely with our new distributor to understand and potentially enhance their processes impacting our internal controls over financial reporting, they may elect to make changes to the operating and control environment at DreamWorks Studios that have an adverse effect on our internal controls over financial reporting. Should such changes occur at our distributor, we may not be able to incorporate any necessary additional processes or control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our operations with our new distributor. Should we determine a need for additional processes or control systems, difficulties in installing and implementing them may also significantly burden our management and our internal resources. Delays in the implementation of any new systems, or operational disruptions in transitioning to our new distributor and fulfillment service provider could impair our ability to accurately forecast sales and record and report financial and management information on a timely and accurate basis.

DreamWorks Studios provides us with certain services, which when terminated will likely increase our costs in future periods.

At the time of the Separation, we entered into a Services Agreement with DreamWorks Studios whereby DreamWorks Studios agreed to provide us with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration, procurement and other general support services. In addition, pursuant to the Services Agreement, we provided DreamWorks Studios office space at our Glendale facility, facilities management, information technology purchasing services and limited legal services. As a result of Paramount’s acquisition of DreamWorks Studios, we agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for transitional periods of up to approximately five months and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. In addition, DreamWorks Studios will continue to provide us with corporate aircraft services pursuant to the terms of the aircraft time-share agreement entered into in connection with the Services Agreement. As of the date of this Form 10-K, DreamWorks Studios continues to provide us with certain aviation, benefit, payroll, information technology, and tax services, as well as a small amount of office space, and we continue to provide DreamWorks Studios with office space, engineering, trademark, and information technology equipment procurement services.

Both DreamWorks Studios and we have the right, upon notice, to terminate any or all of the services either party is providing under the Services Agreement. If the Services Agreement is terminated, DreamWorks Studios will no longer be obligated to provide these services to us or pay us for the services we are providing it, and we will be required to either enter a new agreement with DreamWorks Studios or another services provider or assume the responsibility for these functions ourselves and, in the case of office space, seek to find a new tenant. If we were to enter a new agreement with Paramount, hire a new services provider, assume these services ourselves or find a new tenant, the economic terms of the new arrangement may be less favorable than our current arrangement with DreamWorks Studios, which may adversely affect our business, financial condition or results of operations.

In addition, due to the recent amendment to the Services Agreement as discussed above, we expect that our assumption of the services previously provided by DreamWorks Studios combined with the impact of DreamWorks Studios no longer reimbursing us for services we provided to them (such as office space) will likely increase our selling, general and administrative costs in future periods, which may adversely affect our business, financial condition or results of operations.

In addition to distributing and marketing our films, Paramount provides a number of services to us under the Paramount Distribution Agreement that, if terminated, we would be required to replace on terms that may be less favorable to us.

Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide us with certain production related services, including but not limited to film music licensing, archiving of film materials, casting and credits as well as information technology oversight, contingent compensation and residual accounting and travel. If these services were terminated, we would be required to enter into a new agreement with another services provider or assume the responsibility for these functions ourselves, either of which could result in the economic terms of the new arrangement being less favorable than our current arrangement with Paramount and adversely affect our business, financial condition or results of operations.

We face risks relating to the international distribution of our films and related products.

Because we have historically derived approximately one-third of our revenue from the exploitation of our films in territories outside of the United States, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	differing cultural tastes and attitudes, including varied censorship laws;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates; and

•	war and acts of terrorism.

Piracy of motion pictures, including digital and Internet piracy, may decrease revenue received from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free TV and the Internet. The proliferation of unauthorized copies and piracy of these products has an adverse affect on our business because these products reduce the revenue we receive from our legitimate products. Under our agreements with Paramount, Paramount is primarily responsible for enforcing our intellectual property rights with respect to all of our films subject to the Paramount Distribution Agreement and Fulfillment Services Agreement and is required to maintain security and anti-piracy measures consistent with the highest levels it maintains for its own motion pictures in the applicable portion of the territory. Other than the remedies we have in the Paramount Distribution Agreement and Fulfillment Services Agreement, we have no way of requiring Paramount to take any anti-piracy actions, and Paramount’s failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

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

The entertainment industry in general, and the motion picture industry in particular, continue to undergo significant changes, primarily due to technological developments. Due to rapid growth of technology and shifting consumer tastes, we cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the potential revenue from and profitability of our animated feature films. In addition, certain outlets for the distribution of motion pictures may not obtain the public acceptance that is or was previously predicted. For example, we cannot assure you that consumers will prefer to use the DVD format for their home entertainment or whether other developing distribution channels, such as video-on-demand, will be accepted by the public. If other distribution channels are accepted by the public, we cannot assure you that we will be successful in exploiting such channels. Moreover, to the extent that other distribution channels gain popular acceptance, it is possible that demand for existing delivery channels, such as DVDs, will decrease. If we are unable to exploit new delivery channels to the same extent that we have exploited existing channels, our business, results of operations or financial condition could be materially adversely affected.

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

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

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

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2006 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

In connection with our annual and quarterly evaluations of disclosure controls and procedures to date, certain deficiencies in our internal controls over financial reporting have come to management’s attention, including (i) deficiencies in the operation of internal controls over financial reporting relating to the income tax provision and (ii) a deficiency in the operation of internal controls over the calculation of capitalized interest expense. Management believes that these issues are “significant deficiencies,” which means that there is more than a remote possibility that these deficiencies will result in a misstatement in our annual or interim reports that is more than inconsequential. Although we have taken, and are undertaking, remediation efforts to address these deficiencies, we cannot assure you that we will not have a material weakness in our internal controls over financial reporting at year-end 2006 or in subsequent future periods.

In 2004, 2005 and year-to-date in 2006, we devoted significant resources to remediate and improve our internal controls. Management has discussed with our Audit Committee and independent auditors the areas identified for improvement and the remediation efforts that we are undertaking. Although we believe that these efforts have strengthened our internal controls, we are continuing to work to improve our internal controls.

Our historical results may not be indicative of our results as a separate company.

Our historical financial information presented in this document does not reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity pursuing independent strategies during all periods presented. For example, our historical consolidated financial statements do not reflect what our results of operations, financial condition or cash flows would have been had the DreamWorks Studios Distribution Agreement been in place for all periods presented or had we shifted to our current business model of primarily producing CG animated films at an earlier date. As a result, our historical financial information is not necessarily indicative of our future results of operations, financial condition or cash flows.

We could be adversely affected by strikes and other union activity.

Along with the major U.S. film studios, we employ members of the International Alliance of Theatrical and Stage Employees, or IATSE, on many of our productions. We are currently subject to collective bargaining agreements with IATSE, the Local 839 of IATSE (the Animation Guild and Affiliated Optical Electronic and Graphic Arts) and the Screen Actors Guild, or SAG. The collective bargaining agreements with SAG and IATSE expire in June 2008 and July 2009, respectively, and we are currently negotiating an extension of the collective bargaining agreement with Local 839, which expires in August 2006. We may also become subject to additional collective bargaining agreements. A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause the delay of the release date of our feature films and thereby could adversely affect the revenue that the film generates.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control. In addition, our two studios are located in California—one in Southern California and one in Northern California. These areas in California have in the past and may in the future be subject to earthquakes as well as electrical blackouts as a consequence of a shortage of available electrical power. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment to protect our Render Farm and other sensitive equipment. A long-term power outage, however, could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. Although we carry business interruption insurance for potential losses (including earthquake related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Terrorist activities and resulting military and other actions could adversely affect our business.

The continued threat of terrorism within the United States and abroad, military action and heightened security measures in response to such threats, as well as other socioeconomic and political events, may cause significant disruption to commerce, including the entertainment industry, throughout the world. For example, the terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. Such disruption in the future could have a material adverse effect on our business and results of operations.

To be successful, we must continue to attract and retain qualified personnel and our inability to do so would adversely affect the quality of our films.

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. Competition for the caliber of talent required to make our films, particularly for our film directors, producers, animators, creative and technology personnel, will continue to intensify as other studios build their in-house CG animation or special effects capabilities. For example, Wild Brain and Lucasfilm Ltd. have each announced its intent to make CG animated feature films. In addition, the recently announced acquisition of Pixar by Disney proposes to combine the creative talents and assets of two of our competitors and may have an impact on the CG animation market. The entrance of additional film studios into the CG animated film industry or the increased production capacity of existing film studios will increase the demand for the limited number of talented CG animators and programmers. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such qualified personnel in the future. If we are unable to hire and retain qualified personnel in the future, particularly film directors, producers, animators, creative personnel and technical directors, there could be a material adverse effect on our business, operating results or financial condition.

We depend on technology and computer systems for the timely and successful development of our animated feature films and related products.

Because we are dependent upon a large number of software applications and computers for the development and production of our animated feature films, an error or defect in the software, a failure in the hardware, a failure of our backup facilities or a delay in delivery of products and services could result in significantly increased production costs for a feature film. Moreover, if a software or hardware problem is significant enough, it could result in delays in one or more productions, which in turn could result in potentially significant delays in the release dates of our feature films or affect our ability to complete the production of a feature film. Significant delays in production and significant delays in release dates, as well as the failure to complete a production, could have a material adverse effect on our results of operations. In addition, we must ensure that our production environment integrates the latest CG animation tools and techniques developed in the industry so that our feature films remain competitive. To accomplish this, we can either develop these capabilities by upgrading our proprietary software, which can result in substantial research and development costs, or we can seek to purchase third-party licenses, which can also result in significant expenditures. In the event we seek to develop these capabilities internally, there is no guarantee that we will be successful in doing so. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all.

Our revenue may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technology.

We depend on our proprietary technology to develop and produce our CG animated feature films. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. We currently have five patents issued and 18 patent applications pending in the United States. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, we also rely on third-party software to produce our films, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films remain competitive. We cannot assure you that such costs would not have a material adverse affect on our business, financial condition or results of operations.

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

In addition to our proprietary technology, we also rely on certain technology that we license from third-parties, including software that we use with our proprietary software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms or at all. The loss of or inability to maintain any of these technology licenses, could result in delays in feature film releases until equivalent technology could be identified, licensed and integrated to complete a given feature film. Any such delays or failures in feature film releases could materially adversely affect our business, financial condition or results of operations.

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

The informal inquiry by the SEC and the pending class action litigation and shareholder derivative actions could require significant management attention and legal resources, and an adverse resolution could have a material adverse effect on us.

We and certain of our officers and directors have been named as defendants in a number of putative shareholder class actions now consolidated and pending in the United States District Court for the Central District of California, and we (nominally and derivatively) and certain of our officers and directors have been named as defendants in putative shareholder derivative actions pending before the same court and pending in the Superior Court of the State of California (together, the “litigation”). In addition, in June 2005, we were notified by the SEC that it was conducting an informal inquiry concerning trading in our securities and the disclosure of our financial results on May 10, 2005. The litigation and informal inquiry are discussed in greater detail under “Item 3—Legal Proceedings” of this Form 10-K. Each of the litigation and the informal inquiry has required, and we expect will continue to require, significant management attention and legal resources. A resolution of either the litigation or the informal inquiry in a manner adverse to us (including, in the case of the informal inquiry, any possible injunctions, financial penalties or restatement of our financial results) could have a material adverse effect on us and on the price of our Class A common stock.

Forecasting film revenue and associated gross profits from our feature films prior to release is extremely difficult and may result in significant write-offs.

We are required to amortize capitalized film production costs over the expected revenue streams as we recognize revenue from the associated films. The amount of film production costs that will be amortized each quarter depends on how much future revenue we expect to receive from each film. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film, we would be required to accelerate amortization of related film costs. For instance, in the third and fourth quarters of 2005, we incurred a write down of $3.9 million and

$25.1 million, respectively, for a change in the estimated fair value of unamortized film inventory for Wallace & Gromit: The Curse of the Were-Rabbit. Such accelerated amortization would adversely impact our business, operating results and financial condition. In addition, we base our estimates of revenue on information supplied to us from Paramount and other sources. If the information is not provided in a timely manner or is incorrect and our internal controls over such information do not detect such an error, the amount of revenue and related expenses that we recognize from our animated feature films and related products could be incorrect, which could result in fluctuations in our earnings.

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

As described below, certain members of DreamWorks Studios who received shares of our common stock in connection with the Separation entered into an arrangement among themselves with respect to the allocation of such shares among such members. Entities controlled by Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen, together with Lee Entertainment and VUE, contributed the shares of our common stock received by them in the Separation to Holdco (other than (i) in the case of entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen, 577,040 shares of Class A common stock and 1,154,079 shares of Class B common stock, (ii) in the case of an entity controlled by Paul Allen, 12,627,933 shares of Class A common stock (4,901,858 shares of which were sold in our initial public offering) and one share of Class C common stock, (iii) in the case of Lee Entertainment, 1,997,067 shares of Class A common stock (775,213 shares of which were sold in our initial public offering) and (iv) in the case of Universal Studios, 1,039,756 shares of Class A common stock (all of which were sold in our initial public offering). In January 2006, in connection with Paramount’s acquisition of DreamWorks Studios, an affiliate of Paramount was substituted for VUE as a partner in Holdco. In connection with the establishment of Holdco, we have agreed that Jeffrey Katzenberg and David Geffen (or entities controlled by them), acting together, or Paul Allen (or entities controlled by him) may select the timing of one follow-on secondary offering of Class A common stock, which must occur during the period beginning six months after our initial public offering and ending on May 31, 2006. Such follow-on offering must be of a sufficient size to permit the Holdco partners to receive a minimum of approximately $533 million of aggregate net cash proceeds from a combination of sales of secondary shares in our initial public offering and such follow-on secondary offering (assuming participation by all Holdco partners in such offerings). Shares to be sold in such follow-on offering will consist of shares of common stock retained by Holdco partners and certain of the common stock contributed to Holdco. Under no circumstances will we be obligated to issue additional shares of our common stock for sale in the follow-on offering, regardless of the size of such offering. Upon consummation of a follow-on offering that satisfies this requirement, each Holdco partner will have the right to receive a portion of the remaining shares of common stock held by Holdco and allocated to such partner and, in the case of certain Holdco partners, a portion of any net proceeds received by Holdco in connection with such offering, in each case in accordance with the Holdco partnership agreement.

If such follow-on offering has not occurred by May 31, 2006, then Paul Allen (or entities controlled by him) will have the ability to initiate a follow-on offering during the 18-month period (or 24-month period if the affiliate of Paramount triggers a follow-on offering as described below) beginning June 1, 2006. If such follow-on offering has not occurred by December 1, 2007 (or June 1, 2008 if the affiliate of Paramount triggers a follow-on offering as described below), then Jeffrey Katzenberg and David Geffen (or entities controlled by them) will have the right to initiate a follow-on offering on or prior to December 31, 2007 (or June 30, 2008 if the affiliate of Paramount triggers a follow-on offering as described below). In addition, if a follow-on offering has not been consummated prior to December 1, 2006, then during the period from December 1, 2006 through February 28, 2007, the affiliate of Paramount will have the right to initiate a follow-on offering of a portion of the stock contributed to Holdco of a sufficient size to generate aggregate net proceeds of $47.6 million. Entities controlled by Jeffrey Katzenberg, David Geffen and Paul Allen, acting together, can elect to cause Holdco to remit to Paramount $47.6 million in cash in lieu of effecting a Paramount-triggered offering.

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

Holdco, which is controlled by Jeffrey Katzenberg and David Geffen or entities controlled by them (subject to certain approval rights of Holdco’s limited partners) prior to the final allocation of shares contributed to Holdco, currently owns 97.8% of the outstanding shares of our Class B common stock (which represents 48.1% of our common equity and 91.4% of the total voting power of our common stock). In addition, Jeffrey Katzenberg and David Geffen each own 577,040 shares of our Class B common stock outside of Holdco, which represents the remaining outstanding shares of Class B common stock and in the aggregate 1.1% of our common equity and 2.1% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg and David Geffen or entities controlled by them generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors (other than the director elected by an entity controlled by Paul Allen as the holder of Class C common stock), the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock and the Class C common stock may make us a less attractive takeover target.

The interests of our controlling and significant stockholders may conflict with the interests of our other stockholders.

We cannot assure you that the interests of Jeffrey Katzenberg, David Geffen, Steven Spielberg and Paul Allen, or entities controlled by them, will coincide with the interests of the holders of our Class A common stock. For example, Jeffrey Katzenberg and David Geffen, or entities controlled by them, could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-

generating assets. Jeffrey Katzenberg, David Geffen and Steven Spielberg may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between us, on the one hand, and certain of our founding stockholders, on the other hand, which could prevent us from taking advantage of certain corporate opportunities. So long as Jeffrey Katzenberg, David Geffen or entities controlled by them continue to collectively own shares of our Class B common stock with significant voting power, Jeffrey Katzenberg and David Geffen, or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions.

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of Paul Allen. As a result of certain transactions that entities controlled by this affiliate engaged in, the tax assets was partially increased and the amount of tax we may pay in the future is expected to be reduced (the “Tax Basis Increase”). Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under this tax receivable agreement will vary depending upon a number of factors. As a result of the Tax Basis Increase, we expect to be entitled to a tax benefit of $86.9 million as management has determined that such benefit can be realized through a refund of taxes paid for 2004 or a reduction or refund in projected taxes to be paid for 2005 and future years. The tax receivable agreement requires us to pay Paul Allen’s affiliate 85% of such benefit. As a result of the size of the increase in the tax basis of our tangible and intangible assets, during the approximately 15-year average amortization period for such increased tax basis, the payments that may be made to Paul Allen’s affiliate could be substantial. For a further discussion of the tax receivable agreement, see Note 13 to our audited consolidated financial statements and “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Provision for Income Taxes”.

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

The Internal Revenue Code currently imposes an additional tax at a rate of 15% on the “undistributed personal holding company income” (as defined in the Internal Revenue Code) of a corporation that is a “personal holding company” and such rate of tax is scheduled to increase for taxable years beginning after December 31, 2008. A corporation is treated as a personal holding company for a taxable year if both (i) five or fewer individuals directly or indirectly own (or are deemed under attribution rules to own) more than 50% of the value of the corporation’s stock at any time during the last half of that taxable year and (ii) 60% or more of the corporation’s gross income for that taxable year is “personal holding company income” (which includes, among other things, dividends, interest, annuities and, under certain circumstances, royalties and rents). We believe that, under applicable attribution rules, five or fewer individuals may be deemed to own more than 50% of the value of our stock and the stock of our subsidiaries. We also believe, however, that less than 60% of our and our subsidiaries’ gross income consists of personal holding company income and, as a result, we believe that neither we nor any of our subsidiaries is a personal holding company. There can be no assurance, however, that we or any of our subsidiaries are not, or will not become a personal holding company and thus be subject, or become subject to, the tax imposed on our or our subsidiaries’ undistributed personal holding company income.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We conduct our business primarily in two studios—in Glendale, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus is approximately 326,000 square feet and houses a majority of our employees. In May 1996, we entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the Glendale animation campus, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for us. In March 2002, we renegotiated the lease through the creation of a special purpose entity that acquired the property from the financial institution for $73.0 million and the special purpose entity leased the facility back to us for a five-year term. The lease was subsequently extended through October 2009. We currently sub-lease a portion of the property to DreamWorks Studios.

Redwood City Facility

Our Redwood City studio is approximately 100,000 square feet of office space. We entered into a 10-year lease agreement for our Redwood City facility in 2002 with an annual rent of approximately $4.0 million.

Item 3.	Legal Proceedings

Shareholder Class Action Suits.    Between June 1 and August 1, 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against us and several of our officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California. The eighth lawsuit, which was originally filed in the Superior Court of the State of California, has been removed to U.S. District Court for the Central District of California, and all of the purported shareholder class actions are consolidated and pending before a single judge. A lead plaintiff has been appointed and a consolidated class action compliant has been filed. The consolidated class action complaint generally asserts that we and certain of our officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and seeks to recover damages on behalf of purchasers of our securities during the purported class period (October 28, 2004 to July 11, 2005). We, along with certain of our officers and directors, have moved to dismiss the consolidated class action complaint. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed, and ultimately consolidated, in the Superior Court of the State of California alleging various state statutory and common law claims against us (nominally and in a derivative capacity) and several of our officers and directors for allegedly violating their fiduciary duties to us by, among other things, permitting us to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against us (nominally and in a derivative capacity) and several of our officers and directors as those alleged in the state court derivative cases. These lawsuits generally assert, on behalf of us, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. We and our directors have moved to dismiss both putative shareholder derivative actions. In February 2006, the Superior Court of the State of California entered an order staying the proceedings in the consolidated state court putative shareholder derivative action, pending resolution of the federal court actions. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

In July 2005, we received a letter addressed to our Board of Directors from a law firm purporting to represent one of our stockholders requesting that we investigate and institute proceedings pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, to recover proceeds from alleged sales of shares by certain selling stockholders in connection with our initial public offering. The Board has evaluated this demand and has responded that it will not institute proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers as of December 31, 2005, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	55	Chief Executive Officer and Director
Roger A. Enrico	61	Chairman of the Board of Directors
Lew Coleman	63	President
Ann Daly	49	Chief Operating Officer
Katherine Kendrick	45	General Counsel and Secretary
Kristina M. Leslie	41	Chief Financial Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director. Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. Mr. Katzenberg co-founded and was a principal member of DreamWorks Studios from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding DreamWorks Studios, Mr. Katzenberg served as chairman of the board of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. Mr. Katzenberg serves on the boards of The Motion Picture and Television Fund, The Museum of Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts and The Simon Wiesenthal Center. He is co-chairman of each of the Creative Rights Committee of the Directors Guild of America, and the Committee on the Professional Status of Writers of the Writers Guild of America. In addition, his fundraising efforts on behalf of AIDS Project Los Angeles have helped to provide its clients with medical and social services. As a director, Mr. Katzenberg serves on and chairs our Nominating and Corporate Governance Committee.

Roger A. Enrico—Chairman of the Board. Mr. Enrico has served as the Chairman of our Board of Directors since October 2004. Mr. Enrico is the former chairman and chief executive officer of PepsiCo, Inc. Mr. Enrico was chief executive officer of PepsiCo, Inc. from April 1996 to April 2001, chairman of PepsiCo, Inc.’s board from November 1996 to April 2001, and vice chairman from April 2001 to April 2002. He joined PepsiCo, Inc. in 1971, became president and chief executive officer of Pepsi-Cola USA in 1983, president and chief executive officer of PepsiCo Worldwide Beverages in 1986, chairman and chief executive officer of Frito-Lay, Inc. in 1991, and chairman and chief executive officer of PepsiCo Worldwide Foods in 1992. Mr. Enrico was chairman and chief executive officer, PepsiCo Worldwide Restaurants, from 1994 to 1997. He is also on the boards of directors of Electronic Data Systems Corporation, Belo Corp. and The National Geographic Society.

Lew Coleman—President. Mr. Coleman has served as our President since December 2005. He also previously served as a member of our Board of Directors from October 2004 until his resignation from our Board of Directors in December 2005 to assume his new role as President. Previously, he was the president of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004, and currently serves as one of the Foundation’s trustees. Prior to that, Mr. Coleman was employed by Banc of America Securities, formerly known as Montgomery Securities where he was a senior managing director from 1995 to 1998 and chairman from 1998 to 2000. Before he joined Montgomery Securities, Mr. Colman spent ten years at the Bank of America and Bank of America Corporation where he was head of capital markets, head of the world banking group, and vice chairman of the board and chief financial officer. He spent the previous thirteen years at Wells Fargo Bank where his positions included head of international banking, chief personnel officer and chairman of the credit policy committee. He serves on the boards of directors of Chiron Corporation and Northrop Grumman Corporation.

Ann Daly—Chief Operating Officer. Ms. Daly has served as our Chief Operating Officer since October 2004. Previously, Ms. Daly served as head of feature animation at DreamWorks Studios since July 1997, where she guided the strategic, operational, administrative and production-oriented concerns of the animation division, as well as overseeing the worldwide video operations of DreamWorks Studios. Prior to joining DreamWorks Studios, Ms. Daly served as president of Buena Vista Home Video (“BVHV”), North America, a division of The Walt Disney Company, where she presided over what was then the single largest home entertainment company in the world. Ms. Daly was responsible for marketing, sales, distribution, operations, production and all other facets of the home entertainment division. During her 14-year tenure at Disney, she was a home entertainment industry pioneer, orchestrating many innovations such as the direct-to-video business, where high quality, family-oriented films were produced exclusively for the home entertainment market. Under Ms. Daly’s direction, BVHV won several vendor awards for marketing and advertising, as well as for its state-of-the-art distribution, shipping and inventory replenishment systems. Ms. Daly received her B.A. in economics from The University of California, Los Angeles.

Katherine Kendrick—General Counsel and Secretary. Ms. Kendrick has served as our General Counsel and Secretary since October 2004. Previously, Ms. Kendrick served as the general counsel of DreamWorks Studios since April 1996. Prior to joining DreamWorks Studios, Ms. Kendrick was employed by The Walt Disney Company in various legal roles, most recently as vice president—European legal affairs. Prior to joining Disney, Ms. Kendrick was an associate at the law firm of Latham & Watkins in Los Angeles. Ms. Kendrick has received several civic honors for her legal work and serves on the boards of numerous civic and charitable institutions, including The Next Generation Council of The Motion Picture and Television Fund, the Advisory Board of the Los Angeles Sports and Entertainment Commission, the Kernochan Center for Law, Media and the Arts for Columbia University School of Law, and Big Brothers/Big Sisters of Greater Los Angeles. Ms. Kendrick received her J.D. degree from Columbia University and a B.A. in Economics from The University of California, Berkeley.

Kristina M. Leslie—Chief Financial Officer. Ms. Leslie has served as our Chief Financial Officer since October 2004. Previously, Ms. Leslie was the chief financial officer of DreamWorks Studios since the fall of 2003. Prior to becoming chief financial officer, she was head of corporate finance and strategic planning since joining DreamWorks Studios in June 1996, where she oversaw its long range planning, banking and investor relations and participated in all financing activities. Prior to joining DreamWorks Studios, Ms. Leslie was director of financial planning at Viacom following its acquisition of Paramount Communications, where she had served in various finance positions including treasury, investor relations and strategic planning since 1990. Ms. Leslie received an M.B.A. from Columbia University and a B.A. in economics from Bucknell University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Class A Common Stock

Our Class A common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “DWA” since October 28, 2004. Prior to that time, there was no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on the NYSE:

2005	High	Low
Fourth Quarter	$28.16	$23.35
Third Quarter	$28.25	$22.45
Second Quarter	$41.32	$24.75
First Quarter	$40.82	$33.38

2004	High	Low
Fourth Quarter (commencing October 28, 2004)	$42.60	$34.77

On March 1, 2006 the last quoted price per share of our Class A common stock on the NYSE was $26.97. As of March 1, 2006, there were approximately 4,685 stockholders of record. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all our earnings to finance the growth and development of our business. We do not anticipate paying any dividends on our common stock in the foreseeable future. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on contractual restrictions contained in our credit facility or other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005 with respect to shares of our Class A common stock that may be issued under our 2004 Omnibus Incentive Compensation Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	4,327,876	$27.39	6,143,229

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived the audited consolidated financial statements as of and for the years ended December 31, 2001, 2002, 2003, 2004, and 2005. For periods prior to October 1, 2004, the effective date of the DreamWorks Studios Distribution Agreement, we recognized revenue from our films net of reserves for returns, rebates and other incentives as a division of DreamWorks Studios. Under the DreamWorks Studios Distribution Agreement, we recognized revenue net of reserves for returns, rebates and other incentives after DreamWorks Studios has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. As of October 1, 2004, DreamWorks Studios began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date, regardless of whether the revenue related to a film released prior to the effective date of the DreamWorks Studios Distribution Agreement and regardless of whether it had recouped the distribution and marketing expenses related to that film that it has incurred.

The historical selected financial information presented below may not be indicative of our future performance as a stand-alone company. The historical selected financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Consolidated Statement of Operations Data

	(Audited) (In thousands, except per share data) Year Ended December 31,
	2001	2002	2003	2004	2005
Operating revenue	$661,144	$434,324	$300,986	$1,078,160	$462,316
Costs of revenue	509,090	391,214	438,959	566,209	270,989

Gross profit (loss)	152,054	43,110	(137,973)	511,951	191,327
Selling, general and administrative expenses	49,404	34,922	29,322	73,196	76,452

Operating income (loss)	102,650	8,188	(167,295)	438,755	114,875
Interest income (expense), net	(812)	(3,940)	(12,360)	(15,814)	7,850
Other income (expense), net	(15,405)	(27,124)	(3,145)	385	4,065
Increase in income tax benefit payable to stockholder	—	—	—	—	(14,713)

Income (loss) before income taxes and cumulative effect of accounting changes	86,433	(22,876)	(182,800)	423,326	112,077
Provision for income taxes	(1,434)	(2,191)	(1,839)	(90,326)	(7,492)

Income (loss) before cumulative effect of accounting changes	84,999	(25,067)	(184,639)	333,000	104,585
Cumulative effect of accounting changes	(82,743)	—	(2,522)	—	—

Net income (loss)	$2,256	$(25,067)	$(187,161)	$333,000	$104,585

Unaudited pro forma financial information
Pro Forma income (loss) before cumulative effect of accounting changes(1)	$50,502	$(25,067)	$(184,639)	$298,684	$104,585
Pro Forma net income (loss)(1)	(794)	(25,067)	(187,161)	298,684	$104,585
Basic income (loss) per share before cumulative effect of accounting changes(2)	0.66	(0.33)	(2.41)	3.67	1.01
Basic net income (loss) per share(2)	(0.01)	(0.33)	(2.44)	3.67	1.01
Diluted income (loss) per share before cumulative effect of accounting changes(3)	0.65	(0.33)	(2.41)	3.64	1.01
Diluted net income (loss) per share(3)	(0.01)	(0.33)	(2.44)	3.64	1.01
Shares used in computing unaudited pro forma net income (loss) per share
Basic(2)	76,636	76,636	76,636	81,432	103,107
Diluted(3)	77,123	76,636	76,636	82,151	104,062

Consolidated Balance Sheet Data

	(Audited) (In thousands) December 31,
	2001	2002	2003	2004	2005
Assets
Cash and cash equivalents	$835	$3	$41	$63,134	$403,796
Accounts receivable, net of allowance for doubtful accounts	313,966	150,915	132,329	14,683	10,186
Receivable from affiliate, net of allowance for doubtful accounts	—	—	—	384,230	97,991
Receivables from employees	1,360	2,080	2,480	1,634	1,082
Film inventories, net	444,207	477,613	427,463	519,926	535,886
Property, plant and equipment, net of accumulated depreciation and amortization	13,250	20,632	89,777	85,997	85,293
Deferred costs, net of amortization	—	1,986	1,641	3,741	3,005
Income taxes recoverable	—	—	—	6,569	35,851
Deferred taxes, net	—	—	—	93,343	80,175
Goodwill	26,462	26,462	26,462	34,216	34,216
Prepaid expenses and other assets	298	578	1,644	11,881	25,695

Total assets	$800,378	$680,269	$681,837	$1,219,354	$1,313,176

Liabilities and Stockholders’ Equity (Deficiency)
Accounts payable	$13,382	$1,994	$1,615	$3,863	$7,201
Payable to affiliate	—	—	—	—	2,667
Payable to stockholder	—	—	—	70,643	73,789
Accrued liabilities	122,235	117,902	101,993	65,537	55,014
Other advances and unearned revenue	11,090	32,902	38,684	32,225	30,863
Obligations under capital leases	5,001	4,375	3,732	2,993	2,264
Debt allocated by DreamWorks Studios	168,461	313,814	418,379	—	—
Universal Studios advance	—	32,295	50,325	75,000	75,000
Bank borrowings and other debt	—	—	76,612	139,207	117,267

Total liabilities	320,169	503,282	691,340	389,468	364,065
Non-controlling minority interest	—	—	2,941	2,941	2,941
Stockholders’ equity (deficiency)	480,209	176,987	(12,444)	826,945	946,170

Total liabilities and stockholders’ equity (deficiency)	$800,378	$680,269	$681,837	$1,219,354	$1,313,176

(1)	Pro forma income (loss) before cumulative effect of accounting changes and pro forma net income (loss) represent the amounts that would have been recorded had we been incorporated and paid taxes historically. There is no pro forma adjustment for taxes for the fiscal year ending December 31, 2005 as we were incorporated for the full year.
(2)	For each of the years in the three year period ending December 31, 2003, pro forma basic share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for all periods presented. For the year ended December 31, 2004, the pro forma basic per share amounts are calculated using the weighted average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for the entire period and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding. For the year ended December 31, 2005, the basic per share amounts are calculated using the weighted average number of shares of common stock outstanding for the full year.
(3)

Pro forma diluted per share amounts for each of the years in the three year period ending December 31, 2003 are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for all periods presented, excluding, because their effect would be anti-dilutive, the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation. For the year ended December 31, 2004, the pro forma diluted share amount is calculated using the weighted average of: (i) from January 1, 2004 through the Separation

Date, the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, plus the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation (using the treasury stock method) and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding plus 1,418,000 shares of Class A common stock which underlie equity-based compensation awards converted at the Separation as well as those issued during the period (using the treasury stock method), excluding the dilutive impact of 1,020,952 shares unvested of restricted stock and options to purchase 690,179 shares granted to certain named executive officers that had performance criteria that were not set by our compensation committee until January 2005 and 1,020,952 shares of unvested performance compensation awards issued in January 2005 to certain named executive officers. For the year ended December 31, 2005, the diluted per share amounts include dilutive common stock equivalents, using the treasury stock method. For the period, options to purchase 2,856,843 shares were excluded from the computation of diluted net earnings per share because they were anti-dilutive. In addition, 1,020,952 shares of unvested restricted stock, options to purchase 690,179 shares, and 1,020,952 shares of performance compensation awards granted to certain named executives were excluded from calculating diluted earnings per share as their cumulative performance conditions were not satisfied as of the end of the reporting period. As a result of the acquisition of DreamWorks Studios by Paramount, on January 31, 2006, approximately 300,000 unvested shares of restricted stock and 597,000 unvested options to purchase shares of the Company’s common stock, which represented the unvested portions of equity awards granted to certain employees of DreamWorks Studios under the Company’s Omnibus Plan as of such date, were forfeited and cancelled, respectively. The impact of these DreamWorks Studios forfeited and cancelled equity awards, if applied retroactively to the diluted earnings per share calculation for the year ended December 31, 2005, would not have impacted the reported diluted net income per share because they were mostly anti-dilutive.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our audited consolidated financial statements and related notes thereto and the “Risk Factors” section of this Form 10-K in Part I, Item 1A, as well as other cautionary statements and risks described elsewhere in this Form 10-K, before deciding to purchase, hold or sell our common stock.

Overview

Our business (the “Animation Business”) consists of the development, production and exploitation of animated films in the domestic and international theatrical, home entertainment, television and other markets, including licensing and merchandising. Prior to October 27, 2004, (“Separation Date”), we were a division of DreamWorks Studios and our operations were conducted through DreamWorks Studios. DreamWorks Studios is a limited liability company formed in 1994 that, prior to the Separation Date, engaged primarily in the businesses of developing, producing and distributing live action and animated feature films. On the Separation Date, we were spun off from DreamWorks Studios. As a result of the Separation, the assets and liabilities that comprised the Animation Business were transferred to DreamWorks Animation SKG, Inc., the entity through which we now conduct our business. Prior to the Separation, our assets, liabilities and operating results were included in DreamWorks Studios’ financial statements.

We have theatrically released a total of eleven animated feature films, including Shrek, Shrek 2, Shark Tale, and Madagascar. We have a substantial number of projects in development that are expected to fill our release schedule through 2008 and beyond. The following lists our next six films and their anticipated release dates.

•	Over the Hedge (release on May 19, 2006)

•	Flushed Away (release on November 3, 2006)

•	Shrek the Third (release on May 18, 2007)

•	Bee Movie (release on November 2, 2007)

•	Kung Fu Panda (release in May 2008)

•	Madagascar (sequel) (release in the fourth quarter of 2008)

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

Recent Developments

New Distribution Relationship with Paramount

We terminated the DreamWorks Studios Distribution Agreement upon the closing of Paramount’s acquisition of DreamWorks Studios on January 31, 2006 and entered into the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement. Under our new agreements with Paramount, we granted Paramount and its affiliates (including DreamWorks Studios) the exclusive right to distribute our films in theatrical, home entertainment and television markets on a worldwide basis through the later of (i) our delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012. Detailed descriptions of our new distribution and fulfillment services arrangements with Paramount and its affiliates, as well as descriptions of the DreamWorks Studios Distribution Agreement, are provided below and in “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and “Item 1—Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement”, respectively.

In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios also terminated the Universal Agreements. In connection therewith, we were required to pay $75.6 million to Universal Studios as a repayment of an advance, plus interest, due to Universal Studios. We used the $75 million signing bonus we received from Paramount under the Paramount Distribution Agreement towards this repayment. In addition, Paramount is also obligated to pay us an annual cost reimbursement amount during the period that we are delivering new films to Paramount pursuant to the Paramount Distribution Agreement. In fiscal year 2006, we expect that the amount of this annual cost reimbursement from Paramount will be approximately $11 million.

In addition, as a result of the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements, DreamWorks Studios is no longer entitled to its $2 million annual exclusivity fee from Universal Studios for theme park activities in respect of films DreamWorks Studios theatrically releases in the domestic market (including our films). We were entitled to receive a portion ($1.8 million per year) of this annual exclusivity fee paid to DreamWorks Studios. As of January 31, 2006, neither we nor DreamWorks Studios will have any further right to this annual exclusivity fee. In connection with the termination, we paid $0.6 million to Universal Studios, which such amount represented the amount of the unearned portion of the exclusivity fee previously advanced to us. However, restrictions on our theme park activities contained in the Separation Agreement will continue to prohibit us from engaging in theme park activities other than through Universal Studios until such restrictions are no longer applicable.

To provide for an orderly transition of distribution and fulfillment services of our films, Universal Studios will continue to provide us with fulfillment and other services for those films we theatrically released prior to February 1, 2006 for a transition period of approximately three months in the U.S. and Canada and up to approximately five months in other territories.

At the time of the Separation, we entered into a services agreement with DreamWorks Studios (the “Services Agreement”) whereby DreamWorks Studios agreed to provide us with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration, procurement and other general support services. In addition, pursuant to the Services Agreement, we provided DreamWorks Studios office space at our Glendale facility, facilities management, information technology purchasing services and limited legal services. As a result of Paramount’s acquisition of DreamWorks Studios, we agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for transitional periods of up to approximately five months and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. As of the date of this Form 10-K, DreamWorks Studios continues to provide us certain aviation, benefit, payroll, information technology, and tax services, as well as a small amount of office space, and we continue to provide DreamWorks Studios with office space, engineering, trademark, and information technology equipment procurement services. In addition, DreamWorks Studios will continue to provide us with corporate aircraft services pursuant to the terms of the aircraft time-share agreement entered into in connection with the Services Agreement. The cost of corporate aircraft services will continue to be reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. After the terms of Services Agreement terminate, we will assume the services previously provided by DreamWorks Studios. We anticipate that our assumption of these services previously provided by DreamWorks Studios combined with the impact of DreamWorks Studios no longer reimbursing us for services we provide or provided to them (such as office space) will increase our selling, general and administrative costs beginning with the first quarter of 2006.

Under the terms of the Paramount Distribution Agreement, Paramount has also agreed to provide us at a minimal cost with certain production related services, including but not limited to film music licensing, archiving of film materials, casting and credits as well as information technology oversight, participation and residual accounting and travel.

Distribution and Servicing Arrangements

For the period beginning October 1, 2004 to January 31, 2006 (including the entire fiscal year 2005), our films were distributed in the domestic theatrical and worldwide television market directly by DreamWorks Studios and in the international theatrical and worldwide home entertainment markets by Universal Studios, as an approved subdistributor and fulfillment service provider of DreamWorks Studios, in each case pursuant to the terms of the DreamWorks Studios Distribution Agreement. The DreamWorks Studios Distribution Agreement governed our distribution and servicing arrangements in the period covered by this Form 10-K—the fiscal year ended December 31, 2005. Effective January 31, 2006, the worldwide theatrical and television distribution and home video fulfillment services for our films released after January 31, 2006 will be provided by Paramount and, as a result, our results after January 31, 2006 will be reflective of our new agreements with Paramount. Please see Part I, Item 1 “Distribution and Servicing Arrangements” of this Form 10-K for a discussion of our distribution and servicing arrangements with DreamWorks Studios and Paramount.

In general, we are responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Our distributor and fulfillment service providers are responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, manufacturing, advertising, marketing, publicizing and promotion of each film in all media. Our distributor and fulfillment service providers are entitled to (i) retain a fee of 8.0% of revenue (without deduction for distribution, manufacturing, and marketing costs and third-party distribution and fulfillment services fees and sales agent fees), and (ii) recoup all of their distribution and marketing costs and home video fulfillment costs with respect to our films on a title-by-title basis prior to us recognizing any revenue. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for our distributor or fulfillment service provider to recoup their expenses, our distributor and fulfillment service provider will not be entitled to recoup those costs from the proceeds of our other feature films or direct-to-video films, and we will not be required to repay the distributor or fulfillment service provider for such amounts. Please see Part I, Item 1 “Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement” and “Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” of this Form 10-K for a discussion of our distribution and servicing arrangements with DreamWorks Studios and Paramount.

Sources of Revenue

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Revenue from these domestic and international distribution channels are subject to our distribution and servicing arrangements with our then current distributor and fulfillment service provider. Beginning in the fourth quarter of 2004 and continuing for the fiscal year ending December 31, 2005, our results reflect the effects of our distribution and other arrangements with DreamWorks Studios. Effective January 31, 2006, our results will reflect our new distribution and other arrangements with Paramount. In addition, and separate from the activity governed by the distribution and fulfillment services agreements, we earn revenue from the licensing and merchandising of our films and characters in markets around the world.

Our films are distributed in foreign countries and, in recent years, we derived approximately one-third of our revenue from foreign sources. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Foreign Currency Risk” under Item 7A of this Form 10-K.

Our historical financial statements do not reflect any material allocations of revenue from DreamWorks Studios and we do not expect any material allocations in the future from Paramount or its affiliates.

Theatrical and Home Entertainment

Our films are distributed in the worldwide theatrical and home entertainment markets by our distributor and fulfillment service providers. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential success in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film specific factors can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets.

The initial release in the domestic and international home entertainment markets typically occurs four to six months following the film’s theatrical release. Accordingly, our summer theatrical releases are typically released into the home entertainment market during the holiday season of that same year, and our fall theatrical releases are typically released into the home entertainment market in the winter or early spring of the following year. International home entertainment releases are handled on a market by market basis depending upon the timing of the theatrical release in that country and other market factors.

As discussed above, our distributor and fulfillment service providers use film receipts to recover the distribution and marketing expenses they incur for each film and to cover its 8% distribution fee. Accordingly, we only record revenue from our films to the extent it exceeds our distributors’ costs and 8% distribution fee. As a result of our arrangements with our distributors, we may not recognize any revenue for one to two quarters after the theatrical release of our films when the film has been released in the worldwide home entertainment and television markets.

Television

Our films are distributed in the worldwide free and pay television markets by our distributor. Our distributor licenses our films pursuant to output agreements and individual and package film agreements, which generally provide that the exhibitor pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. Our distributor generally enters into license and/or output agreements for both pay and free television exhibition on a worldwide basis with respect to our films.

The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributor and various television licensees. Typically the majority of the license fee for domestic pay television is recognized by our distributor 12 months after the film has been released in the domestic theatrical market. The license fee for the domestic network television market is typically recognized by our distributor two and a half years after the domestic theatrical release of the film. Internationally, the majority of television rights are governed by output agreements on a country-by-country basis. While every film is different, we expect that under our distributor’s current international television deals, the license fees generated in the international pay television market will typically begin to be recognized approximately eighteen months after the domestic theatrical release and in the international free television markets approximately two and a half year after the domestic theatrical release of our films. In both the international pay and free television markets we typically recognize revenue over several quarters as our films become available for airing in each country around the world.

Licensing/Merchandising

We generate royalty-based revenues from the license of our character and film elements to consumer product companies. Typically, these agreements provide us with a royalty based upon a percentage of net sales of the products. We also license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we generally receive promotional fees as well as the additional marketing benefits from cross-promotional opportunities. Because these activities are not subject to our distribution arrangements, we receive payment of licensing and merchandising revenues directly from third parties.

Costs of Revenue

Under our distribution arrangements, our costs of revenue include the amortization of capitalized production, overhead and interest costs, contingent compensation and residual costs and write-offs for films not expected to be released and released films not expected to recoup their capitalized costs, but generally do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenue to the extent that we caused our distributor to make additional expenditures in excess of agreed amounts. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Distribution Agreement” and “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount.” Prior to October 1, 2004, our costs of revenue included distribution and marketing costs as well as third-party distribution and fulfillment services fees. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production, distribution and marketing costs. See “Item 1A—Business—Risk Factors—The costs of producing and marketing feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.” Exclusive of our distribution arrangements, our costs of revenue include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

Capitalized production costs include all of the costs incurred to develop and produce our animated films, which primarily consist of salaries (including stock compensation) and fringe benefits for animators and voice talent (which, in the case of sequels such as Shrek 2, can be significant), equipment and other direct operating costs. Capitalized production overhead generally represents the salaries (including stock compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films.

We are responsible for certain compensation paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons associated with the production of a film, which is dependent on the performance of the film and is based on factors such as domestic box office and/or total revenue recognized by the distributor related to the film. In some cases, particularly with respect to sequels (such as Shrek 2), these contingent compensation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Once a film is released, the amount of film inventory relating to that film, including film production costs and contingent compensation and residual costs, is amortized and included in costs of revenue in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated total revenue to be received from all sources for each film (“Ultimate Revenue”) in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film. For a detailed discussion of our critical accounting policies relating to film amortization, please see “—Critical Accounting Policies and Estimates—Cost of Revenue—Amortization.”

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, employee benefits, rent and insurance and fees for professional services, net of expenses included in capitalized overhead.

Prior to the Separation, our selling general and administrative expenses also included allocated costs of DreamWorks Studios. As an operating division of DreamWorks Studios, we were allocated a portion of DreamWorks Studios’ total overhead expenses incurred prior to the Separation for the marketing and distribution of all DreamWorks Studios’ films (including our films), and for corporate overhead functions. In general, these allocations were calculated based on the percentage that our films, headcount, revenue or other criteria constituted of the total films, headcount, revenue or other criteria of DreamWorks Studios.

As discussed above, at the time of the Separation, we entered into the Services Agreement with DreamWorks Studios whereby each party provided the other party with certain services. As a result of Paramount’s acquisition of DreamWorks Studios, we agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for transitional periods of up to approximately five months, and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. After the terms of Services Agreement terminate, we will assume the services previously provided by DreamWorks Studios. We anticipate that our assumption of these services previously provided by DreamWorks Studios combined with the impact of DreamWorks Studios no longer reimbursing us for services we provide or provided to them (such as office space) will increase our selling, general and administrative costs beginning with the first quarter of 2006. See “—Recent Developments—New Distribution Relationship with Paramount” for further discussion. In addition, DreamWorks Studios will continue to provide us with corporate aircraft services pursuant to the terms of the aircraft time-share agreement entered into in connection with the Services Agreement. The cost of corporate aircraft services will continue to be reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. If DreamWorks Studios were to no longer provide us with corporate aircraft services under the time-share agreement, we would need to seek an alternative source of corporate aircraft services which would likely result in an increase in our aviation costs incurred.

Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide us at a minimal cost with certain production related services, including but not limited to film music licensing, archiving of film materials, casting and credits as well as information technology oversight, contingent compensation and residual accounting and travel.

Results of Operations

Beginning with the fourth quarter of 2004 and continuing for the fiscal year ending December 31, 2005, our results reflect the effects of our distribution and other arrangements with DreamWorks Studios under the DreamWorks Studios Distribution Agreement. Effective January 31, 2006, our results will reflect our new distribution and other arrangements with Paramount.

In fiscal years 2003, 2004 and 2005, our operating revenue was $301.0 million, $1,078.2 million and $462.3 million respectively. Our net loss in 2003 was $187.2 million, and our net income in 2004 and 2005 was $333.0 million and $104.6 million respectively.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, our operating results were primarily driven by the worldwide theatrical and home entertainment release of Madagascar, the revenue received from the worldwide home entertainment sales of Shark Tale, merchandising and licensing revenue from Shrek 2 and Madagascar, and continuing revenue from our library of films. For the year ended December 31, 2005, the distribution and marketing expenses (including distribution fees) incurred by DreamWorks Studios exceeded the gross revenues recorded for Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit. Pursuant to the DreamWorks Studios Distribution Agreement, DreamWorks Studios is responsible for all costs incurred in the distribution of the Company’s films and is entitled to recoup these distribution and marketing expenses incurred for Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit before the Company can record any future revenues from the exploitation of these films. As a result, DreamWorks Studios must recoup approximately $23.6 million and $20.6 million, respectively, of Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit distribution and marketing costs in future periods before we recognize any future revenues from its exploitation of these films.

Revenue.    For the year ended December 31, 2005, revenue decreased by $615.9 million, from $1,078.2 million to $462.3 million, as compared to the year ended December 31, 2004. Film revenue for the fiscal year 2005 was primarily driven by the theatrical and home entertainment release of Madagascar in both domestic and international markets and the contribution of Shark Tale in the worldwide home entertainment market. During the year ended December 31, 2005, Madagascar generated total revenue of $228.6 million and Shark Tale contributed total revenue of $158.3 million. Revenues for both films include revenue earned through merchandising and licensing. Shrek 2 contributed $19.4 million of revenues earned primarily through merchandising and licensing. Our other films and television series contributed $56.0 million of revenues, largely driven by revenues from Shrek in the worldwide home entertainment market and Spirit: Stallion of the Cimarron in the international television markets.

The amount of revenue that we recognized during year ended December 31, 2005 was substantially less than the amount that we would have recognized if the DreamWorks Studios Distribution Agreement had not been in effect during this period. The DreamWorks Studios Distribution Agreement, which results in us reporting revenues net of distribution fees and expenses, was in effect for all of 2005, as compared to only three months of 2004. In addition, as DreamWorks Studios had not yet recovered its distribution and marketing costs associated with the theatrical release of Wallace & Gromit: The Curse of the Were-Rabbit (released on October 7, 2005) as of December 31, 2005, we did not recognize any revenue for this film in our results for 2005.

Film revenue for the year ended December 31, 2004 was primarily driven by Shrek 2 in the worldwide theatrical and home entertainment markets. In 2004, Shrek 2 generated total revenue of $790.4 million, including revenue earned through merchandising and licensing and revenue accrued prior to the October 1, 2004 effective date of the DreamWorks Studios Distribution Agreement. Shark Tale, which had its domestic theatrical release early in the fourth quarter of 2004, generated total revenue of $62.3 million in 2004. Our other films and television series contributed $225.5 million of revenue in 2004 including from the $116.8 million of revenues from Shrek in the worldwide home entertainment and international television markets.

Costs of Revenue.    Costs of revenue were $271.0 million in the year ended December 31, 2005, as compared to $566.2 million in year ended December 31, 2004. Costs of revenues primarily represent the amortization of capitalized film costs, contingent compensation and residuals and write offs for films not expected to be released and released films not expected to recoup their capitalized costs. In addition, since the DreamWorks Studios Distribution Agreement had only been in effect for the last three months of 2004, the costs of revenue for the year ended December 31, 2004 also included significant marketing and distribution costs incurred in connection with the releases of Shrek 2 and Shark Tale.

Amortization costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. In addition, following the effectiveness of the DreamWorks Studios Distribution Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release is substantially less than the amounts that we would recognize if we acted as our own distributor. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to remaining Ultimate Revenue for the film at the beginning of the fiscal year.

Because the expenses we recorded during the year ended December 31, 2005 followed the effectiveness of the DreamWorks Studios Distribution Agreement, the amount of expenses that we recorded during the year was substantially less than the amounts that we would have recorded if the DreamWorks Studios Distribution Agreement had not been in effect during this period, due to the fact that, under the DreamWorks Studios Distribution Agreement, DreamWorks Studios is responsible for paying the distribution and marketing costs relating to each film.

The film inventory amortization for the year ended December 31, 2005 includes the cumulative impact for the year of a $29.0 million write-down ($3.9 million in the third quarter and $25.1 million in the fourth quarter) for a change in the estimated fair value of unamortized film inventory for Wallace & Gromit: The Curse of the Were-Rabbit. The write-down was a result of a revision to the film’s Ultimate Revenue projections based on its lower than expected performance in the worldwide theatrical and home entertainment market. In accordance with the SOP, when an event or change in circumstances causing the fair value of a film to be less than its unamortized film costs occurs subsequent to a period end, but before the issuance of its financial statements, the write-off of the amount by which the unamortized capitalized costs exceeds the films estimated fair value should be reflected in operating results of the prior period.

Amortization for released films as a percentage of film revenue in the year ended December 31, 2005, excluding the write down described above, was 49.4% compared to 28.4% for the year ended December 31, 2004. The change in the mix of films earning revenue during the years ended December 31, 2004 and 2005 contributed to the increase in amortization as a percentage of film revenue. Both Madagascar and Shark Tale have a higher amortization rate than Shrek 2 did in the comparable period last year because their Ultimate Revenues are significantly lower than the Ultimate Revenues that were projected for Shrek 2 during 2004. The increase in amortization as a percentage of film revenue for the year ended December 31, 2005 also resulted from reduction during the year of both Shark Tale and Shrek 2’s forecasted worldwide home entertainment Ultimate Revenues reflecting the changes in the home entertainment marketplace that have negatively impacted these titles. This resulted in increased amortization expense primarily for Shark Tale and, to a lesser extent, Shrek 2 for the year ended December 31, 2005.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $76.5 million (including $17.7 million of stock compensation expense discussed below) for the year ended December 31, 2005 as compared to $73.2 million (including a stock compensation expense of $21.4 million) for the year ended December 31, 2004. Excluding the effect of stock compensation, the $7.0 million increase was primarily due to an increase in personnel and professional services fees in our legal, finance, investor relations and information technology functions in order to accommodate the increased demands of a public company (including compliance with the requirements of the Sarbanes-Oxley Act of 2002) and legal fees and other expenses incurred in connection with our defense of certain shareholder litigation and our cooperation with the SEC’s informal inquiry. For a further discussion of our legal proceedings, see Note 7 to our audited consolidated financial statements and Part I, Item 3 of this Form 10-K.

Stock Compensation Expense.    Stock compensation expense (net of capitalized compensation costs of $0.3 million) was $17.7 million for the year ended December 31, 2005, as compared to a stock compensation expense of $21.4 million for the year ended December 31, 2004. The stock compensation cost recorded in 2004 primarily represented the cost associated with fully vested stock issued to certain of our employees and advisors upon the consummation of our initial public offering during the fourth quarter of 2004. Stock compensation expense for 2005 resulted from our grants of restricted stock awards to our employees since the Separation and our initial public offering, which have been recorded as compensation expense based on their grant-date fair value and our decision to voluntarily adopt Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) as of January 1, 2005. As a result of adopting FAS 123R, we are now recording compensation expense based on the grant-date fair value for all equity awards that we have granted to our employees. In January 2005, certain named executive officers were granted restricted shares that vest contingent on the achievement of certain cumulative performance goals over a four year period. Subsequent to these grants, management has determined that these goals probably will not be fully achieved and, accordingly, the stock compensation costs associated with these awards is $4.0 million lower than otherwise would have been recorded for the year ended December 31, 2005. (See Note 8 to the accompanying audited consolidated financial statements contained in Part II Item 8 of this Form 10-K).

Interest Income (Expense).    Total interest income, net of interest expense, was $7.9 million for the year ended December 31, 2005 as compared to total interest expense, net of interest income, of $15.8 million for the year ended December 31, 2004. This $23.7 million net increase in interest income was primarily due to interest income of $12.1 million recorded in the year ended December 31, 2005 from our cash, cash equivalents, and short term investments and to allocated interest expense from DreamWorks Studios of $9.0 million recorded during the year ended December 31, 2004 that ceased to be allocated subsequent to the Separation.

Other Income (Expense).    Total other income, net of expense, was $4.1 million for the year ended December 31, 2005 as compared to total other income, net of expense, of $0.4 million for the year ended December 31, 2004. This $3.7 million net increase in other income was primarily due to allocated losses on swap agreements recorded during the year ended December 31, 2004 that ceased to be allocated from DreamWorks Studios subsequent to the Separation and an increase in other income recognized in connection with preferred vendor arrangements.

Increase in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of the Separation (“Tax Basis Increase”), we have recognized $17.3 million in net tax benefits as a reduction in the provision for income taxes for the year ended December 31, 2005. As discussed below in “—Critical Accounting Policies—Provision for Income Taxes”, we are obligated to remit to such affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an expense of $14.7 million to increase income tax benefit payable to stockholder for the year ended December 31, 2005.

For the year ended December 31, 2004, the $83.1 million tax benefit associated with the Tax Basis Increase and the related liability to the stockholder’s affiliate of $70.6 million representing 85% of these recognized benefits was recorded in equity. See below “—Critical Accounting Policies—Provision for Income Taxes”.

Provision for Income Taxes.    For the year ended December 31, 2005, we recorded an income tax provision of $7.5 million or an effective tax rate of 5.9%. Our effective tax rate for the year ended December 31, 2005 was lower than the statutory rate due to the planned abandonment of two films resulting in a tax benefit of $24.0 million, permanent deductions for income earned outside the United States and qualified manufacturing activities under the American Jobs Creation Act (the “Jobs Creation Act”) of 2004 and the net tax benefits recognized from the Tax Basis Increase as described above. The provision for income taxes was increased by $2.8 million during the year ended December 31, 2005, to provide reserves for tax contingencies partially offset by net adjustments to current and deferred income taxes existing at the beginning of the year after filing 2004 our Federal and state income tax returns.

In 2005 we derived benefits of $1.8 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trade gross receipts (“FTGRs”). This exclusion was repealed as part of the Jobs Creation Act which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the other otherwise qualifying FTGRs generated in 2005 and 2006 may be limited to approximately 80% and 60%, respectively. No exclusion will be available for years 2007 and thereafter.

The Jobs Creation Act makes a number of other changes to the income tax laws which will affect us in future years, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction equals three percent of qualifying income for 2005 and 2006, six percent for years 2007 through 2009 and nine percent for years 2010 and thereafter. The U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) issued proposed regulations on October 19, 2005 which provided comprehensive rules, definitions, and examples to assist in the implementation of this new deduction. The proposed regulations are subject to further changes prior to finalization. In 2005 we did not derive any benefits from this deduction. We expect that we may not receive any benefit from this deduction in future years but if we do we expect the deduction to be substantially lower than those derived under the extraterritorial income exclusion discussed above.

For the year ended December 31, 2004, we recorded actual income tax expense of $90.3 million which represents U.S. Federal and state income taxes incurred from the Separation Date through December 31, 2004 and foreign taxes for the entire year. In 2004 our effective tax rate of 21% was significantly lower than the statutory tax rate primarily because of our pre-Separation income not being subject to tax and a reduction during the year in the valuation allowance on our net deferred tax assets.

Operating Results.    The year ended December 31, 2005 resulted in operating income of approximately $114.9 million and net income of approximately $104.6 million as compared to operating income of $438.8 million and net income of $333.0 million for the year ended December 31, 2004. The operating results for 2005 were primarily due to the domestic and international theatrical and home entertainment release of Madagascar, the worldwide home entertainment contribution from Shark Tale, and merchandising and licensing revenue from Shrek 2 and Madagascar, compared to the profits generated in 2004 from the May 2004 release of Shrek 2 in domestic and international theatrical and home entertainment markets. In addition to the decline in revenue, the increase in film amortization and the increase in selling, general, and administrative expenses during 2005 related to additional personnel and professional fees, and expenses and incremental costs to accommodate the increased demands of being a public company also contributed to the year-over-year difference in operating results. This was partially offset by the tax benefit we will realize from our decision to abandon the rights to two films.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

For the year ended December 31, 2004, our results were primarily driven by the domestic theatrical release of Shrek 2 and Shark Tale, and from home entertainment sales of Shrek 2. This was partially offset by advertising and print costs associated with the release of Shrek 2 and Shark Tale.

Revenue.    For the year ended December 31, 2004, revenue increased by $777.2 million, from $301.0 million to $1,078.2 million, as compared to the year ended December 31, 2003. Film revenue for the year ended December 31, 2004 was primarily driven by Shrek 2 in the worldwide theatrical and home entertainment markets. In 2004, Shrek 2 generated total revenue of $790.4 million, including revenue earned through merchandising and licensing. Shark Tale, which had its domestic theatrical release in the fourth quarter of 2004, generated total revenue of $62.3 million in 2004. Our other films and television series contributed $225.5 million of revenue in 2004 including $116.8 million of revenues from Shrek in the worldwide home entertainment and international television markets.

Since the revenues we recognized in the fourth quarter of 2004, including all revenues recognized from the theatrical release of Shark Tale and the home entertainment release of Shrek 2, followed the effectiveness of the DreamWorks Studios Distribution Agreement, the amount of revenue that we recognized in the fourth quarter of 2004 was substantially less than the amounts that we would have recognized if the DreamWorks Studios Distribution Agreement had not been in effect, due to the fact that, under the DreamWorks Studios Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. In addition, the revenues we recognized in the fourth quarter with respect to Shark Tale were higher than what our revenues would have been had the DreamWorks Studios Distribution Agreement been in effect prior to the time that any marketing and distribution expenses were incurred with respect to Shark Tale, which, had the DreamWorks Studios Distribution Agreement been in effect, would have been recouped by DreamWorks Studios prior to our recognizing such revenues.

Film revenue for the year ended December 31, 2003 was derived primarily from our film library in the worldwide home entertainment and television markets which generated revenues of $151.1 million, the majority of which was generated by Shrek and Chicken Run. Film revenue for the year ended December 31, 2003 was also derived from the worldwide theatrical and home entertainment release of Sinbad: Legend of the Seven Seas which generated total revenue of $78.9 million and worldwide home entertainment and domestic pay television revenue from Spirit: Stallion of the Cimarron, in the amount of $67.3 million. Our other films contributed $3.7 million in revenues. The substantially higher revenue in the year ended December 31, 2004 as compared to 2003 was primarily due to Shrek 2.

Costs of Revenue.    Costs of film revenue were $566.2 million in the year ended December 31, 2004, as compared to $439.0 million in the year ended December 31, 2003. For the year ended December 31, 2004, marketing and distribution costs incurred in connection with the release of Shrek 2 and Shark Tale were substantially higher than those incurred for all films in the same period of 2003. When comparing the year ended December 31, 2004 and 2003, however, the effect of the higher marketing costs for Shrek 2 and Shark Tale in 2004 is offset by the fact that, following the effectiveness of the DreamWorks Studios Distribution Agreement, our costs of revenue are lower in the fourth quarter of 2004 than they would have been had the DreamWorks Studios Distribution Agreement not been put into effect because they do not include marketing and distribution costs and third-party distribution and fulfillment services fees. In addition, the higher marketing costs for Shrek 2 and Shark Tale are offset by an inventory write-down in the year ended December 31, 2003. For the year ended December 31, 2003, we recorded a pre-release write-down for a change in the estimated fair value of unamortized film inventory for Sinbad: Legend of the Seven Seas, which was released on July 2, 2003.

Amortization of film inventory as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. In addition, following the effectiveness of the DreamWorks Studios Distribution Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release will be substantially less than the amounts that we recognized prior to the effectiveness of the DreamWorks Studios Distribution Agreement in similar periods, due to the fact that, under the DreamWorks Studios Distribution Agreement, we recognize revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurs. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to Ultimate Revenue for the film.

Amortization for released films as a percentage of film revenue in the year ended December 31, 2004 was 28%, compared to 62% for the year ended December 31, 2003, which includes the impact of the write-down of Sinbad: Legend of the Seven Seas. The decline in amortization of film inventory as a percentage of film revenue for the year ended December 31, 2004 was primarily due to the change in the mix of films earning revenue. Shrek 2, which has a low amortization percentage due to the size of its Ultimate Revenue in comparison to its capitalized costs, earned substantially more revenue than any of our other films in the year ended December 31, 2004. This resulted in a lower overall amortization percentage when compared to the year ended December 31, 2003, where we had the pre-release write-down of Sinbad: Legend of the Seven Seas and substantial revenue was earned from Spirit: Stallion of the Cimarron, which had a higher amortization percentage due to the higher ratio of its capitalized costs to its Ultimate Revenue. In addition, 2003 film amortization includes a write-off for two unreleased animated projects because they were creatively inconsistent with our strategic direction.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $73.2 million (including $21.4 million of stock compensation expense) for the year ended December 31, 2004 as compared to $29.3 million (including a stock compensation credit of $2.3 million) for the year ended December 31, 2003. Net of the stock compensation costs for 2004 and 2003, this $20.2 million increase was primarily due to legal and outside consulting costs related to the Separation and employee bonuses in recognition of the success of Shrek 2 and Shark Tale, which was a combined expense of $13.0 million and an increase in personnel and professional services fees in our legal, finance, investor relations and information technology functions in order to accommodate the increased demands of a public company.

Stock Compensation Expense.    Stock compensation expenses were $21.4 million for the year ended December 31, 2004 as compared to a stock compensation credit of $2.3 million for the year ended December 31, 2003, which reflected a reduction in the redemption value of the underlying awards. The increase in stock compensation expense resulted from the fact that we recorded deferred compensation related to grants of unvested restricted stock awards of approximately $33 million of which $1.0 million was amortized to expense in the fourth quarter of 2004. In addition, we granted fully vested stock to certain employees and advisors and recorded an expense of $20.0 million in the fourth quarter of 2004. As described above, prior to January 1, 2005, the Company followed the provisions of FAS 123 and provided the required pro forma disclosures and, as allowed under FAS 123, had been following the intrinsic value method set forth in APB 25 for stock option awards granted to employees at the Separation and the Company’s initial public offering. See Note 8 to the accompanying audited consolidated financial statements contained in Part II Item 8 of this Form 10-K.

Interest Income (Expense).    Total interest expense, net of income, was $15.8 million for the year ended December 31, 2004 as compared to $12.4 million for the year ended December 31, 2003. This $3.4 million net increase in expense was primarily due to increased interest expense from the Universal advance of $5.5 million and the recording of $2.5 million of expense associated with the Glendale animation campus as interest expense as opposed to general and administrative expense due to the adoption of Interpretation 46, (see Note 1 to the accompanying audited consolidated financial statements contained in Part II Item 8 of this Form 10-K). The increase was partially offset by a decrease in expense from interest rate swap agreements allocated from DreamWorks Studios of $4.7 million.

Other Income (Expense).    Total other income, net of expense, was $0.4 million for the year ended December 31, 2004 as compared to total other expense of $3.1 million for the year ended December 31, 2003. This $3.5 million net decrease in expense was primarily due to a decrease in expense from interest rate swap agreements allocated from DreamWorks Studios of approximately $10.0 million which was partially offset by a non-recurring settlement in 2003 unrelated to our core business and by other income recognized in 2003 in connection with preferred vendor arrangements.

Provision for Income Taxes.    For the year ended December 31, 2004, we recorded actual income tax expense of $90.3 million which represents U.S Federal and State income taxes incurred from the Separation Date through December 31, 2004 and foreign taxes for the entire year. In 2004 our effective tax rate of 21% was significantly lower than the statutory tax rate primarily because of our pre-Separation income not being subject to tax and a reduced valuation allowance on our net deferred tax assets.

For the year ended December 31, 2003, we were not subject to federal income taxes but recorded tax expense relating to foreign withholding taxes and state franchise taxes.

Operating Results.    The year ended December 31, 2004 resulted in operating income of $438.8 million and net income of $333.0 million, as compared to operating losses of $167.3 million and a net loss of $187.2 million for the year ended December 31, 2003. This was primarily due to substantial profits generated from the success of Shrek 2 in the worldwide theatrical and home entertainment markets In addition, for the year ended December 31, 2003, we recorded a write-down for a change in the estimated fair value of unamortized film inventory for Sinbad: Legend of the Seven Seas.

Revolving Credit Facility

In connection with the Separation, we entered into a five-year $200 million revolving credit facility with a number of banks, including JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., and affiliates of certain of the other underwriters for our initial public offering. We intend to use the credit facility, which is secured by substantially all of our assets, to fund our working capital needs. As of March 1, 2006, we had no outstanding borrowings on our revolving credit facility. The maximum amount of borrowings available to us under the credit facility is the lesser of $200 million and an available amount generally determined by applying an advance rate of 67% against estimated receipts from all sources (net of estimated cash expenses directly associated with such receipts) for all of our released films and an advance rate of 100% against our cash on hand to the extent the lenders have a perfected security interest in such cash and by reducing such available amount by the amount of our outstanding debt (other than subordinated debt owing to HBO and up to $50 million of other subordinated debt). Interest on borrowed amounts is determined at either a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, we pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more than $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires us to maintain certain financial ratios and has customary terms that restrict our ability to make fundamental changes to our business, sell assets, incur secured debt, declare dividends and make other distributions. As of March 1, 2006, we were in compliance with all financial ratios with which we are required to comply under the credit agreement.

Universal Studios Advance

As part of their distribution and home video fulfillment services relationship, DreamWorks Studios and Universal Studios entered into agreements pursuant to which Universal Studios advanced amounts to DreamWorks Studios based on projected cash receipts, net of projected expenses, due to DreamWorks Studios for pictures that DreamWorks Studios intended to license to Universal Studios for distribution in the international theatrical and worldwide home entertainment markets. These advances were generally based on quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, that would become due to DreamWorks Studios from Universal Studios in the markets where Universal Studios provided distribution and fulfillment services. In October 2003, Universal Studios agreed to advance to DreamWorks Studios a maximum of $75 million, which was based on the projected net receipts of our animated feature films released subsequent to December 2002 (the “2003 advance”). The 2003 advance carried an effective annualized interest rate of 8.75% and matured, subject to certain conditions, upon the expiration or termination of the Universal Distribution Agreement and the Universal Home Video Agreement. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios’ under the DreamWorks Studios Distribution Agreement”. We assumed the obligation to repay the entire 2003 advance and agreed to comply with its terms and conditions. Our agreement with Universal Studios provided that the existing arrangements between Universal Studios and DreamWorks Studios related to the international theatrical distribution and the worldwide home video fulfillment services of our films continue to apply to us following the Separation. As a result of Paramount’s acquisition of DreamWorks Studios, and as a requirement to terminate the Universal Agreements and to effect Paramount Distribution and Fulfillment Services Agreements, the 2003 advance, plus interest, was repaid in January 2006 in the amount of $75.6 million.

HBO Subordinated Debt

In connection with the Separation, we assumed $80 million of subordinated notes issued by DreamWorks Studios to HBO in December 2000 pursuant to a subordinated loan agreement, $30 million of which we repaid with proceeds of our initial public offering. The subordinated notes bear interest in an amount equal to the LIBOR rate plus 0.50% per annum (5.02% at December 31, 2005) and are due in November 2007. Subject to the consent of the lenders under our revolving credit facility (or any replacement senior credit facility), we are able to prepay all or a portion of the principal amount of the subordinated notes. The notes are not subject to any sinking fund obligations.

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

The terms of the subordinated notes require us to maintain certain financial ratios and they have customary terms that restrict us from making fundamental changes to our business, selling assets, incurring secured debt, declaring dividends and making other distributions. Additionally, we are restricted from entering into non-arm’s length transactions with our affiliates.

Glendale Campus

In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to us for an initial term of five-years which was subsequently extended through October 2009. This transaction was structured to qualify as an operating lease and obligated us to provide a residual value guarantee of approximately $61 million. The entire amount of the obligation, $73.0 million at December 31, 2005, is due and is payable in October 2009. The obligation is fully collateralized by the underlying real property and bears interest primarily at 30 day commercial paper rates (4.34% at December 31, 2005). In connection with the adoption of Interpretation 46, the special-purpose entity has been consolidated as of December 31, 2003 in our audited consolidated financial statements.

Liquidity and Capital Resources

Our operating activities for the year ended December 31, 2005, generated adequate cash to meet our operating needs. As of December 31, 2005, we had cash and cash equivalents totaling $403.8 million, a $340.7 million increase compared to $63.1 million at December 31, 2004. The principal components of the increase in cash and cash equivalents were cash generated from operating activities of $371.9 million, proceeds of $3.5 million from the exercise of employee stock options, offset by a $27.8 million loan payment for the financing of a film production, the $8.2 million payment of employee withholding tax for vested restricted stock awards for which we withheld stock from the employee, and investment in equipment of $5.1 million. Although we expect that, for the next twelve months, cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, in the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	2005	2004	2003
Net cash provided by (used in) operating activities	$371,854	$(43,652)	$(168,440)
Net cash used in investing activities	(5,114)	(1,084)	(3,108)
Net cash provided by (used in) financing activities	(26,078)	107,829	171,586

Cash provided by operating activities for 2005 was $371.9 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home entertainment revenue from Shrek 2, and the collection of revenues earned in 2005 for the worldwide home entertainment release of Shark Tale and the theatrical release of Madagascar. Revenues collected were partially offset by film production spending, contingent compensation, an estimated income tax payment, and other operating uses. Cash used by operating activities for the year ended December 31, 2004 was $43.7 million and was primarily attributable to film production spending, contingent compensation and other operating uses. Under the terms of the DreamWorks Studios Distribution Agreement, we did not collect a significant portion of revenue from our 2004 releases (especially the home entertainment release of Shrek 2) until early 2005. Cash used in operating activities for the year ended December 31, 2003 was $168.4 million and was primarily attributable to production spending. Cash provided by operating activities for 2003 included cash collected from revenue for the worldwide home entertainment release of Spirit: Stallion of the Cimarron and other library titles, but was insufficient to fund our operating and production cash requirements.

Cash used in investing activities for 2005 was $5.1 million and represented investment in equipment. Cash used in investing activities for 2004 was $1.1 million, stemming mainly from investment in equipment. Cash used in investing activities for 2003 was $3.1 million and was primarily related to investment in the equipment and leasehold improvements for our Glendale and Redwood City production and administration facilities.

Cash used in financing activities for the year ended December 31, 2005 was $26.1 million primarily related to a loan repayment for the financing of one of our films and the payment of employee withholding tax for vested restricted stock awards for which we withheld stock from the employee, as partially offset by proceeds from the exercise of stock options. Cash provided by financing activities for the years ended December 31, 2004 and 2003 were $107.8 million and $171.6 million, respectively. In 2004, this primarily was the result of the net proceeds from an initial public offering of $635.5 million less the repayment of debt totaling $456.3 million. In 2003, this was primarily related to cash funding and the difference in the amount of debt allocated to us by DreamWorks Studios in each period.

Our commitments prior to the DreamWorks Studios Distribution Agreement becoming effective were primarily for production funding, contingent compensation and residual payments, distribution and marketing costs and technology capital expenditures. Following the Separation, our primary commitments have been to fund production costs of our feature films, to make contingent compensation and residual payments and to fund technology capital expenditures. For the full year 2006, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $225.0 million, which includes additional production spending.

Contractual Obligations.    As of December 31, 2005, we had contractual commitments to make the following payments (in thousands):

	Payments Due by Year
Contractual Cash Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases, net of sublease income	$8,645	$5,043	$4,457	$4,564	$4,674	$2,832	$30,215
Named executive officers’ employment agreements	3,405	3,430	3,364	1,983	—	—	12,182
Glendale animation campus note payable(1)	—	—	—	73,000	—	—	73,000
Universal advance(2)	75,000	—	—	—	—	—	75,000
HBO subordinated debt(3)	—	50,000	—	—	—	—	50,000
Capital leases(4)	1,156	996	332	—	—	—	2,484

Total contractual cash obligations	$88,206	$59,469	$8,153	$79,547	$4,674	$2,832	$242,881

(1)	We operate an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to us for an initial term of five-years which was subsequently extended through October 2009. In accordance with the provisions of FIN 46, we have included the asset, debt and non-controlling interest on our combined balance sheet as of December 31, 2004 and 2005. We expect to refinance this obligation prior to its maturity. In addition to the principal amount of $73 million that is due in October 2009, we are obligated to pay interest based primarily on 30 day commercial paper rates (4.34% at December 31, 2005).
(2)	In connection with the Separation, we assumed a $75 million advance that Universal Studios made to DreamWorks Studios to fund animated motion pictures. In connection with the termination of the DreamWorks Studios Distribution Agreement, the advance (including accrued interest) was repaid in full on January 31, 2006.
(3)	In connection with the Separation, we assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which we repaid with proceeds from our initial public offering. In addition to the principal amount of $50 million due in November 2007, the Company is obligated to pay interest at the LIBOR rate plus 0.50% (5.02% at December 31, 2005).
(4)	Includes $0.2 million of total imputed interest.

As of December 31, 2005, we have non-cancellable talent commitments totaling approximately $8.4 million that are payable over the next five years.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

We do not expect the effectiveness of our agreements with Paramount, to have a significant impact on the critical accounting policies and estimates described below.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned, as reasonably determinable in accordance with SOP. The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. Revenue from the theatrical distribution of films is recognized at the later of (i) when films are exhibited in theaters or (ii) when theatrical revenues are reported to us by third parties, such as third party distributors.

Revenue from the sale of home video units is recognized at the later of (i) when product is made available for retail sale or (ii) when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. In addition, we and our distributor follow the practice of providing for future returns of home video product at the time the products are sold. We and our distributor calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although we and our distributor allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, as other factors, such as our historical experience with similar types of sales, information we receive from retailers, and our assessment of the products appeal based on domestic box office success and other research, are more important to the estimation process. Generally, customer payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home video product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

Revenue from both free and pay television licensing agreements is recognized at the time the production is made available for exhibition in those markets.

Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licensees or cash is received.

For periods prior to October 1, 2004 (the effective date of the DreamWorks Studios Distribution Agreement), we recognized revenue from our films net of reserves for returns, rebates and other incentives. Under the DreamWorks Studios Distribution Agreement, we recognized revenue net of reserves for returns, rebates and other incentives after DreamWorks Studios (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. As of October 1, 2004, DreamWorks Studios began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date, regardless of whether the revenue was related to a film released prior to the effective date of the DreamWorks Studios Distribution Agreement and regardless of whether it had recouped the distribution and marketing expenses related to that film that it has incurred.

Because DreamWorks Studios was the principal distributor of our films, in accordance with the SOP, the amount of revenue that we recognized from our films in any given period following the effectiveness of the DreamWorks Studios Distribution Agreement was dependent on the timing, accuracy and sufficiency of the information we receive from DreamWorks Studios. Although our distributor has agreed to provide us with the most current information available to enable us to recognize our share of revenue, management may make adjustments to that information based on its estimates and judgments. For example, management may make adjustments to revenue derived from home video units for estimates of return reserves, rebates and other incentives that may differ from those that the distributor recommends. The estimates of reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Management also reviews expense estimates and may make adjustments to these estimates in order to ensure that net operating revenues are accurately reflected in the financial statements. In addition, as is typical in the movie industry, our distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on our operating results in later periods.

Costs of Revenue

Film Production Costs.    We capitalize film production costs to film inventories in production in accordance with the provisions of the SOP. Direct film production costs include costs to develop and produce CG animated films, which primarily consists of salaries and fringe benefits (including stock compensation) for animators and voice talent, equipment and other direct operating costs. Production overhead, a component of film inventory, includes allocable costs, including salaries and benefits (including stock compensation), of individuals or departments with exclusive or significant responsibility for the production of our films. In addition to the films being produced, we are also working on the development of several new film projects. Costs of these projects are capitalized as film inventories in development in accordance with the provisions of the SOP and are transferred to film inventories in production when a film is set for production. We evaluate each project in development and production on a quarterly basis to determine whether capitalized costs are in excess of our estimate of fair value. If they are in excess, then we write-off the excess cost and reflect these in costs of revenue. In addition, after three years, if the project is still in development and has not been set for production, it is written off and reflected in costs of revenue.

Amortization.    Once a film is released, the amount of film inventory relating to that film, including film production costs and contingent compensation and residual costs, is amortized and included in costs of revenue in the proportion that Current Revenue bears to the estimated Ultimate Revenue under the individual-film-forecast-computation method in accordance with the provision of the SOP. The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from DreamWorks Studios, and our knowledge of the industry. Estimates of Ultimate Revenue and anticipated contingent compensation and residual costs are reviewed periodically and are revised if necessary. A change to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis in accordance with the requirements of the SOP. If estimated remaining revenue is not sufficient to recover the unamortized film inventory for that film, the unamortized film inventory will be written down to fair value determined using a net present value calculation.

In periods following the effectiveness of the DreamWorks Studios Distribution Agreement, the amount of revenue that we recognized in the periods immediately following a film’s release was substantially less than the amounts that recognized in similar periods prior to the effectiveness of the DreamWorks Studios Distribution Agreement, due to the fact that, under the DreamWorks Studios Distribution Agreement, we recognized revenue net of DreamWorks Studios’ 8.0% distribution fee and the distribution and marketing costs that it incurred. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization was different than that prior to the effectiveness of the DreamWorks Studios Distribution Agreement, since amortization is calculated based on the ratio of Current Revenue to Ultimate Revenue.

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

Marketing and Distribution Expenses.    The costs of marketing a film consist primarily of prints and advertising costs, as well as third-party distribution and fulfillment services fees. Print costs are expensed upon the theatrical release of a film, and advertising and third-party distribution and fulfillment services fees are expensed as incurred in accordance with the SOP and are included in costs of revenue. Third-party distribution and fulfillment services fees have historically included fees earned by our distributors and fulfillment services providers, which in the periods up to the effectiveness of the DreamWorks Studios Distribution Agreement were primarily Universal Studios and CJ Entertainment. Manufacturing costs (including duplication and replication) related to home video units are expensed when the related product revenue is recognized. We periodically evaluate inventories of such products for impairment and obsolescence and make appropriate adjustments to their carrying value as necessary. Although our historical financial statements include these costs, as described above, pursuant to the DreamWorks Studios Distribution Agreement, DreamWorks Studios was generally responsible for all costs associated with the distribution and marketing of our films. Accordingly, for periods after the effectiveness of the DreamWorks Studios Distribution Agreement, our costs of revenue are lower than historical because they do not include distribution and marketing costs and third-party distribution and fulfillment services fees. Our revenue is also lower because it will be net of the distribution and marketing costs that DreamWorks Studios recouped, as well as its 8.0% distribution fee. Exclusive of our distribution arrangements, we record direct costs for sales commissions to outside third parties for the licensing and merchandise of our characters which are expensed as incurred.

Stock-Based Compensation

In December 2004, FAS 123R which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services was adopted. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of FAS 123R. FAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FAS 123R is effective for annual reporting periods beginning on or after June 15, 2005.

We voluntarily elected to adopt FAS 123R as of January 1, 2005 (See Note 1 and 8 to the accompanying audited consolidated financial statements contained in Part II Item 8 of this Form 10-K). FAS 123R offers alternative adoption methods. We elected to use the modified prospective transition method and have not restated prior periods. Under this method, we recognized compensation costs for equity awards to employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation cost for equity awards that were granted to employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that we used previously for financial statement pro forma disclosure purposes under the provisions of FAS No. 123, “Accounting for Stock-Based Compensation (“FAS 123”). For those equity awards to employees granted or settled after January 1, 2005, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of FAS 123R.

The adoption of FAS 123R for the year ended December 31, 2005 resulted in lower net income of $5.3 million (net of $3.3 million in tax benefits) than if we had continued to account for employee equity awards under APB 25. Basic and diluted earnings per share for the year ended December 31, 2005 would have been $1.06 and $1.06 respectively if we had not adopted FAS 123R compared to the reported basic and diluted earnings per share of $1.01 and $1.01, respectively. FAS 123R requires that cash flows resulting from tax benefits in excess of the compensation cost for those employee equity awards (“Excess Tax Benefits”) to be classified as financing cash flows instead of operating cash flows in the Company’s Statement of Cash flows. The $2.6 million Excess Tax Benefits classified as financing cash inflow would have been classified as an operating cash inflow if we had not adopted FAS 123R.

Prior to January 1, 2005, we followed the provisions of FAS 123 and provided the required pro forma disclosures and, as allowed under FAS 123, had been following the intrinsic value method set forth in APB 25 for stock option awards granted to employees at the Separation and the Company’s initial public offering. Accordingly, compensation expense for stock option awards was generally not recognized in the consolidated statements of operations, although prior to the Separation Date, we were allocated from DreamWorks Studios the redemption liability and associated compensation expense for stock appreciation rights granted by DreamWorks Studios to our employees. The following table reflects pro forma net income and net income per share for the year ended December 31, 2004 had we elected to adopt the fair-value based method for the stock option awards granted to its employees at the Separation and its initial public offering (in thousands, except per share data), as reported in the footnotes to our financial statements for that year. These pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock option awards are amortized to expense over the vesting periods, and additional stock option awards may be granted or cancelled in future years.

December 31, 2004
Net income:
As reported	$333,000
Fair value based compensation cost for stock options granted to employees, net of taxes	(434)

Pro forma net income	$332,566

Basic net income per share:
As reported	$4.09
Pro forma	$4.08
Diluted net income per share:
As reported	$4.05
Proforma	$4.05

Upon adoption of FAS 123R, as discussed above, we are no longer using the intrinsic value method of accounting for stock option awards granted to Company employees and we are now recognizing compensation costs for stock option awards granted to our employees based on their grant-date fair value. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB 107. Primary input assumptions used to estimate the fair value of stock options include the grant price of the award, the company’s dividend yield, volatility of the company’s stock, the risk-free interest rate, and expected option term. Stock options and stock appreciation rights (which will be settled in stock) generally vest over a term of four to seven years and expire ten years after the date of grant. Compensation cost for stock options is recognized ratably over the vesting period. Estimates of the fair value of stock options are not intended to predict actual future events of the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us under FAS 123R. Compensation cost related to unvested restricted stock awards granted to employees continues to be recognized on a straight-line basis over a four to seven year period.

As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under FAS 123 where forfeitures were recognized as incurred is not material and therefore the Company did not record an adjustment for a cumulative effect of this accounting change. As of December 31, 2005, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $74.9 million (excluding equity awards with performance objectives not probable of achievement). This cost will be amortized on a straight-line basis over a weighted average of 4.0 years. Changes to our underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

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

Provision for Income Taxes

Prior to the Separation, DreamWorks Studios paid no federal income taxes as an entity as the operations of DreamWorks Studios were included in the taxable income of its individual members. The tax expense, through the Separation Date, principally represents foreign withholding taxes and state franchise taxes. Effective as of the Separation, we are subject to federal taxation as a corporation and required to file separate tax returns. We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax planning strategies, and forecasts of future taxable income.

The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to our stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. At the time of the Separation, the Tax Basis Increase was estimated at $1.64 billion, resulting in a deferred tax asset of approximately $620.6 million, which would result in future tax deductions over an approximate 15 year period. As a result of this Tax Basis Increase and of taxable income projected to be generated by us from the Separation Date through December 31, 2004, we expected to realize $6.5 million in tax benefits for the period from October 28, 2004 through December 31, 2004 and net deferred tax assets of $76.6 million which represents the tax benefits expected to be realized in future years. Accordingly, we recorded a liability to the stockholder’s affiliate of $70.6 million as of December 31, 2004 representing 85% of these recognized benefits. In conjunction with the filing of our 2004 Federal income tax return the calculation of the Tax Base Increase was finalized and adjusted downward to $1.61 billion, resulting in a deferred tax asset of $595.0 million at December 31, 2004, net deferred tax assets of $69.6 million which represents the tax benefit we expect to realize in future years, and actual tax benefits of $6.6 million. In accordance with Emerging Issues Task Force (“EITF”) No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109”, the tax effects of transactions with shareholders that result in changes in the tax basis of company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Therefore, all of the tax benefits to us and related obligations to the stockholder’s affiliate as of, and for the year ended December 31, 2004, along with the adjustment to the Tax Basis Increase and related deferred tax asset upon the filing of the 2004 Federal income tax return, have been recognized as a component of stockholders’ equity and did not impact our operating results.

As a result of the Tax Basis Increase, taxable income generated in 2004, taxable income generated in 2005, and projected reversals of existing taxable temporary differences, we have realized $39.3 million in tax benefits for 2005 and recognized net deferred tax assets of $47.6 million which represents the tax benefit we expect to realize in future years. As discussed above, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California Franchise tax and certain other related tax benefits. Accordingly, we recorded a liability to the stockholder’s affiliate of $73.8 million as of December 31, 2005.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this pronouncement beginning in fiscal year 2006 and does not believe adoption of FAS 154 will have a material effect on its results of operations, financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

Interest Rate Risk.    Prior to the Separation, we were exposed to the impact of interest rate changes as a result of our variable rate long-term debt and debt allocated to us by DreamWorks Studios. DreamWorks Studios used derivative instruments from time to time to manage the related risk. Because DreamWorks Studios allocated to us the income and expense associated with these derivative instruments, it resulted in short term gains or losses. As a result of the Separation, we are no longer allocated interest expense or other income and expense associated with derivative instruments, although we did assume the interest rate swap and cap agreements associated with our production funding indebtedness. We continue to actively monitor fluctuations in interest rates. A hypothetical 1% change in the interest rates applicable to the financing associated with our Glendale animation campus and the HBO subordinated notes would approximately result in a $0.7 million and $0.5 million, respectively, increase or decrease in annual interest expense. We are not subject to significant interest rate risk on our other financing arrangements.

Foreign Currency Risk.    We are subject to market risks resulting from fluctuations in foreign currency exchange rates through our non-U.S. revenue sources and we incur certain distribution and production costs in foreign currencies. However, there is a natural hedge against foreign currency changes due to the fact that, while significant receipts for international territories may be foreign currency denominated, significant distribution expenses are similarly denominated, mitigating fluctuations to some extent depending on their relative magnitude. In addition, we incur certain costs in the United Kingdom related to Aardman Animations. Based on 2005 funding levels, a hypothetical currency fluctuation of 20% would approximately result in an approximate $0.4 million increase or decrease in exchange gain or loss.

Credit Risk.    We are exposed to credit risk from DreamWorks Studios and third parties, including customers, counter parties and distribution partners. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated balance sheets of DreamWorks Animation SKG, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DreamWorks Animation SKG, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The Company changed its method of accounting for the consolidation of variable interest entities as of December 31, 2003. The Company also adopted SFAS No. 123(R) Share-Based Payment and began expensing share-based awards as of January 1, 2005. These matters are more fully described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that DreamWorks Animation SKG, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DreamWorks Animation SKG, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that DreamWorks Animation SKG, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, DreamWorks Animation SKG, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DreamWorks Animation SKG, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 6, 2006

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(in thousands)
	(except par value and share amounts)
Assets
Cash and cash equivalents	$63,134	$403,796
Trade accounts receivable, net of allowance for doubtful accounts	14,683	10,186
Receivable from affiliate, net of allowance for doubtful accounts	384,230	97,991
Receivables from employees	1,634	1,082
Film inventories, net	519,926	535,886
Property, plant, and equipment, net of accumulated depreciation and amortization	85,997	85,293
Deferred costs, net of amortization of $1,438, and $2,173, respectively	3,741	3,005
Income taxes recoverable	6,569	35,851
Deferred taxes, net	93,343	80,175
Goodwill	34,216	34,216
Prepaid expenses and other assets	11,881	25,695

Total assets	$1,219,354	$1,313,176

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$3,863	$7,201
Payable to affiliate	—	2,667
Payable to stockholder	70,643	73,789
Accrued liabilities	65,537	55,014
Other advances and unearned revenue	32,225	30,863
Obligations under capital leases	2,993	2,264
Universal Studios advance	75,000	75,000
Bank borrowings and other debt	139,207	117,267

Total liabilities	389,468	364,065
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 52,107,616 and 52,556,483 shares issued, as of December 31, 2004 and 2005, respectively	521	526
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 50,842,414 shares issued	508	508
Class C common stock, par value $.01 per share, one share authorized and outstanding	—	—
Additional paid-in capital	693,198	683,857
Less: Deferred compensation	(32,171)	—
Retained earnings	165,320	269,905
Less: Treasury stock, at cost, 11,536 and 256,805 shares, as of December 31, 2004 and 2005, respectively	(431)	(8,626)

Total stockholders’ equity	826,945	946,170

Total liabilities and stockholders’ equity	$1,219,354	$1,313,176

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2004	2005
	(in thousands)
	(except per share amounts)
Operating revenue	$300,986	$1,078,160	$462,316
Costs of revenue	438,959	566,209	270,989

Gross profit (loss)	(137,973)	511,951	191,327
Selling, general and administrative expenses	29,322	73,196	76,452

Operating income (loss)	(167,295)	438,755	114,875
Interest income (expense), net	(12,360)	(15,814)	7,850
Other income (expense), net	(3,145)	385	4,065
Increase in income tax benefit payable to stockholder	—	—	(14,713)

Income (loss) before income taxes and cumulative effect of accounting change	(182,800)	423,326	112,077
Provision for income taxes	(1,839)	(90,326)	(7,492)

Income (loss) before cumulative effect of accounting change	(184,639)	333,000	104,585
Cumulative effect of accounting change	(2,522)	—	—

Net income (loss)	$(187,161)	$333,000	$104,585

Basic net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(2.41)	$4.09	$1.01
Cumulative effect of accounting change	(0.03)	—	—

Net income (loss)	$(2.44)	$4.09	$1.01

Diluted net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(2.41)	$4.05	$1.01
Cumulative effect of accounting change	(0.03)	—	—

Net income (loss)	$(2.44)	$4.05	$1.01

Shares used in computing net income (loss) per share
Basic	76,636	81,432	103,107
Diluted	76,636	82,151	104,062

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands except share amounts)

	Owners’ Equity (Deficiency)	Common Stock		Deferred Compensation	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders’ Equity (Deficiency)
		Shares	Amount				Shares	Amount
Balance at December 31, 2002	$176,987	—	$—	$—	$—	$—	—	$—	$176,987
Net transfers to DreamWorks Studios	(2,270)	—	—	—	—	—	—	—	(2,270)
Net loss	(187,161)	—	—	—	—	—	—	—	(187,161)

Balance at December 31, 2003	$(12,444)	—	$—	$—	$—	$—	—	$—	$(12,444)
Net transfers to DreamWorks Studios	(141,032)	—	—	—	—	—	—	—	(141,032)
Conversion from a division of DreamWorks Studios to a corporation	(767)	76,670,136	767	—	—	—	—	—	—
Contribution of net liabilities from DreamWorks Studios upon Separation	18,507	—	—	—	(18,507)	—	—	—	—
Issuance of shares to purchase PDI minority interest	—	276,924	3	—	7,751	—	—	—	7,754
Net tax benefits realized from transaction with a stockholder	—	—	—	—	12,468	—	—	—	12,468
Issuance of equity awards to Dream Works Studios employees	(31,944)	51,100	—	—	—	—	—	—	(31,944)
Issuance of common stock pursuant to initial public offering, net	—	25,000,000	250	—	635,275	—	—	—	635,525
Issuance of common stock to employees and advisors	—	703,785	7	—	19,986	—	—	—	19,993
Restricted shares granted to employees	—	—	—	(33,174)	33,174	—	—	—	—
Amortization of restricted shares granted to employees	—	—	—	1,003	—	—	—	—	1,003
Issuance of shares for stock option exercises and restricted share lapses	—	248,086	2	—	3,051	—	—	—	3,053
Purchase of treasury shares	—	—	—	—	—	—	11,536	(431)	(431)
Net income	167,680	—	—	—	—	165,320	—	—	333,000

Balance at December 31, 2004	$—	102,950,031	$1,029	$(32,171)	$693,198	$165,320	11,536	$(431)	$826,945
Reversal of deferred compensation costs in accordance with the adoption of FAS 123R	—	—	—	32,171	(32,171)	—	—	—	—
Net tax benefits realized from transaction with a stockholder	—	—	—	—	(1,048)	—	—	—	(1,048)
Issuance of shares for stock option exercises and restricted share lapses	—	448,867	5	—	3,445	—	—	—	3,450
Excess tax benefits from employee equity awards	—	—	—	—	2,412	—	—	—	2,412
Issuance of employee equity awards	—	—	—	—	18,021	—	—	—	18,021
Purchase of treasury shares	—	—	—	—	—	—	245,269	(8,195)	(8,195)
Net income	—	—	—	—	—	104,585	—	—	104,585

Balance at December 31, 2005	$—	103,398,898	$1,034	$—	$683,857	$269,905	256,805	($8,626)	$946,170

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2003	2004	2005
	(in thousands)
Operating activities
Net income (loss)	$(187,161)	$333,000	$104,585
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	2,522	—	—
Amortization and write off of film inventories	292,106	312,694	262,691
Stock compensation expense (benefit)	(2,255)	21,533	17,732
Depreciation and amortization	4,138	6,664	7,789
Revenue earned against advances and unearned revenue	(53,249)	(51,423)	(39,266)
Deferred taxes, net	—	(93,343)	12,120
Change in operating assets and liabilities:
Trade accounts receivable	18,586	117,646	4,497
Receivables from employees	(400)	846	552
Receivable from affiliate for Distribution Agreement	—	(384,781)	286,239
Film inventories	(241,956)	(405,157)	(278,362)
Prepaid expenses and other assets	(1,066)	(11,714)	(13,814)
Payable to stockholder	—	70,643	3,146
Accounts payable and accrued expenses	(13,488)	5,516	(7,736)
Payable to affiliate for Services Agreement	—	551	3,218
Income taxes	—	(6,569)	(29,441)
Advances and unearned revenue	13,783	40,242	37,904

Net cash provided by (used in) operating activities	(168,440)	(43,652)	371,854

Investing activities
Purchases of property, plant, and equipment	(3,108)	(1,084)	(5,114)
Purchase of short-term investments	—	—	(21,800)
Sale of short-term investments	—	—	21,800

Net cash used in investing activities	(3,108)	(1,084)	(5,114)

Financing Activities
Net transfers to DreamWorks Studios	(2,270)	(230,009)	—
Bank borrowings and other debt	6,553	16,622	4,597
Increase in debt allocated from DreamWorks Studios	104,565	29,712	—
Deferred debt costs	(152)	(2,700)	—
Payments on capital leases	(643)	(739)	(729)
Payments on subordinated note	—	(30,000)	—
Proceeds from initial public offering	—	635,525	—
Receipts from exercise of stock options	—	3,053	3,450
Excess tax benefits from employee equity awards	—	—	2,571
Purchase of treasury stock	—	(431)	(8,195)
Payments on bank borrowings and allocated debt	—	(426,378)	(27,772)
Universal Studios advance and HBO debt	63,533	113,174	—

Net cash provided by (used in) financing activities	171,586	107,829	(26,078)

Increase in cash and cash equivalents	38	63,093	340,662
Cash and cash equivalents at beginning of period	3	41	63,134

Cash and cash equivalents at end of period	$41	$63,134	$403,796

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation and Business

DreamWorks Animation has been developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) since its formation in 1994. On October 27, 2004 (“Separation Date”), the Company was spun off from DreamWorks Studios. As a result of the separation from DreamWorks Studios (the “Separation”), the assets and liabilities that comprised the animation business of DreamWorks Studios were transferred to DreamWorks Animation SKG, Inc., the entity through which the Company now conducts its business (see Note 2). Immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. The consolidated financial statements of DreamWorks Animation SKG, Inc. present the stand-alone financial position, results of operations, and cash flows of the animation businesses and activities of DreamWorks Studios and its consolidated subsidiaries on a combined basis up through the Separation Date, and the consolidated financial position, results of operations and cash flows of DreamWorks Animation SKG, Inc. thereafter. In the accompanying consolidated financial statements and footnotes, “DreamWorks Animation” or the “Company” are terms used interchangeably to refer to DreamWorks Animation SKG, Inc. as well as its predecessor. The businesses and activities of the Company include the development, production and exploitation of animated films in the domestic and international theatrical, home entertainment, television and other markets, as well the activities of its consumer products division. DreamWorks Studios is a limited liability company that after the Separation Date engages primarily in the businesses of development, production and distribution of live action films. The consolidated financial statements of the Company prior to the Separation Date reflect all adjustments, including allocations of costs incurred by DreamWorks Studios, necessary for a fair presentation of the operations of the Company. After the Separation Date, the consolidated financial statements of the Company include the accounts of DreamWorks Animation SKG, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Upon the Separation, the Company authorized three classes of common stock which are identical and generally vote together on all matters, except that the Class A common stock and the Class C common stock each carry one vote per share, whereas the Class B common stock carries 15 votes per share. In addition, the Class C common stock, voting separately as a class, has the right to elect one director. The Class A, Class B and Class C common stock each have a par value of $0.01 per share and authorized shares of 350 million, 150 million and one, respectively.

At the Separation, DreamWorks Studios and DreamWorks Animation were effectively under common ownership and control. On January 31, 2006, DreamWorks Studios was acquired by Paramount Pictures Corporation (“Paramount”) (see Note 16).

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2004, the Company issued shares of Class A common stock and received approximately $635.5 million in net proceeds from the closing of its initial public offering after deducting underwriting discounts, and commissions and offering expenses. From those net proceeds the Company repaid the $325 million of debt assumed with respect to DreamWorks Studios revolving credit facility, $30 million of the $80 million assumed with respect to DreamWorks Studios subordinated debt owed to HBO and the $101.4 million borrowed under the revolving credit facility.

Effective October 2004, the Company entered into a distribution agreement with DreamWorks Studios (“DreamWorks Studios Distribution Agreement”). Pursuant to the DreamWorks Studios Distribution Agreement, the Company granted DreamWorks Studios the exclusive right to distribute, throughout the world, all of its animated feature films that it delivers to DreamWorks Studios through the later of (i) delivery of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010. The DreamWorks Studios Distribution Agreement was terminated effective January 31, 2006 in connection with Paramount’s acquisition of DreamWorks Studios. DreamWorks Studios was responsible for (1) the domestic and international theatrical exhibition of the Company’s films, (2) the domestic and international home entertainment exhibition of the Company’s films and direct-to-video pictures, (3) the domestic and international television licensing of the films, including pay-per-view, pay television, network, basic cable and syndication, (4) non-theatrical exhibition of the Company’s films, such as on airlines, in schools and in armed forces institutions and (5) Internet, radio (for promotional purposes only) and new media rights, to the extent the Company or any of its affiliates owned or controlled the rights to the foregoing. The Company retained all other rights to exploit its films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights.

Pursuant to the DreamWorks Studios Distribution Agreement, DreamWorks Animation was responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs. DreamWorks Studios was generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of the films, and agreed to make distribution expenditures consistent with historical levels with respect to its films. The DreamWorks Studios Distribution Agreement also provided that DreamWorks Studios will be entitled to (1) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (2) recoup all of its distribution and marketing costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue.

Upon the Separation, the Company also entered into a services agreement with DreamWorks Studios (the “Services Agreement”) whereby DreamWorks Studios agreed to provide the Company with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration, procurement, corporate aircraft services (subject to the terms of a separate aircraft time-share agreement) and other general support services. In addition, pursuant to the Services Agreement, the Company provided certain services for DreamWorks Studios including information technology procurement and office space, facilities management and limited legal services. Under the Services Agreement,

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the exception of corporate aircraft services, both parties reimburse the other party for its actual costs incurred, plus 5%. The cost of corporate aircraft services is reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations.

Both the DreamWorks Studios Distribution Agreement and the Services Agreement were in effect through the year ended December 31, 2005.

On January 31, 2006, the Company entered into a distribution agreement (the “Paramount Distribution Agreement”) with Paramount and its affiliates, and the Company’s wholly-owned subsidiary, DreamWorks Animation Home Entertainment, L.L.C. (“DreamWorks Animation Home Entertainment”), entered into a fulfillment services agreement (“Paramount Fulfillment Services Agreement”) with Paramount Home Entertainment, Inc. (“Paramount Home Entertainment”) and its affiliates. The Paramount Distribution Agreement and Paramount Fulfillment Services Agreement (the “Paramount Agreements”) were entered into as a result of Paramount’s acquisition (the “Acquisition”) of DreamWorks Studios and became effective upon the closing of the Acquisition. Concurrent with the effectiveness of the Paramount Agreements, the DreamWorks Studios Distribution Agreement was terminated.

In addition, as a result of the Acquisition, the parties agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for transitional periods of up to approximately five months, and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. DreamWorks Studios will continue to provide the Company with corporate aircraft services pursuant to the terms of the aircraft time-share agreement entered into in connection with the Services Agreement. Under the terms of the Paramount Distribution Agreement, Paramount will also provide the Company at a minimal cost with certain production related services, including but not limited to film music licensing, archiving of film materials, casting and credits as well as information technology oversight, participation and residual accounting and travel (see Note 16).

Supplemental Cash Flow Information

Cash paid for taxes for the years ended December 31, 2003, 2004 and 2005 was $1.8 million, $107.3 million and $28.2 million respectively. Interest payments, net of amounts capitalized, for the years ended December 31, 2003, 2004 and 2005 were $13.7 million, $11.2 million and $5.4 million, respectively. Payments for interest and income taxes prior to the Separation were paid by DreamWorks Studios on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company during such periods.

In 2003, in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 46 “Consolidation of Variable Interest Entities” (“Interpretation 46”), the Company recorded property, plant and equipment, net of accumulated depreciation, of $70.2 million, other debt of $70.1 million, non-controlling minority interest of $2.9 million, and a cumulative effect of accounting change of $2.5 million.

As part of the Separation, the Company acquired the remaining approximate 10% minority interest in PDI valued at $7.8 million, in exchange for the Company’s common stock.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation, including the reclassification of $13.3 million from Receivable from Affiliate to Other Advances and Unearned Revenue representing advances received by DreamWorks Studios against license fees payable for future Company film product and the reclassification from Accrued Liabilities to Income Taxes Recoverable of $6.5 million for estimated 2004 tax benefits. These reclassifications had no impact on net income, stockholders’ equity, or cash flows from operating activities. In addition, financing related costs of $0.4 million for the year ended December 31, 2004 on borrowings related to the Glendale Animation Campus were reclassified from Selling, General and Administrative expenses to Interest Income (Expense), net to conform to the current period presentation.

Summary of Significant Accounting Policies

The accounting for motion picture films is governed by Statement of Position 00-2, “Accounting by Producers or Distributors of Films”, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the “SOP”). In accordance with the SOP, the Company presents an unclassified balance sheet.

Adoption of a New Accounting Policy

Stock-Based Compensation (FAS 123R)

In December 2004, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revises FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). FAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of FAS 123R. FAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FAS 123R is effective for annual reporting periods beginning on or after June 15, 2005.

The Company elected to adopt FAS 123R as of January 1, 2005. FAS 123R offers alternative adoption methods. The Company has elected to use the modified prospective transition method and has not restated prior

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods. Under this method, the Company has recognized compensation costs for equity awards to employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation cost for equity awards that were granted to employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that were used previously for financial statement pro forma disclosure purposes under the provisions of FAS 123. For those equity awards to employees granted or settled after January 1, 2005, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of FAS 123R. (See Note 8).

The adoption of FAS 123R for the year ended December 31, 2005 resulted in lower net income of $5.3 million (net of $3.3 million in tax benefits) than if the Company had continued to account for employee equity awards under APB 25. Basic and diluted earnings per share for the year ended December 31, 2005 would have been $1.06 and $1.06 respectively if the Company had not adopted FAS 123R compared to the reported basic and diluted earnings per share of $1.01 and $1.01, respectively. FAS 123R requires that cash flows resulting from tax benefits in excess of the compensation cost for those employee equity awards (“Excess Tax Benefits”) to be classified as financing cash flows instead of operating cash flows in the Company’s Statement of Cash flows. The $2.6 million Excess Tax Benefits classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted FAS 123R.

Prior to January 1, 2005, the Company followed the provisions of FAS 123 and provided the required pro forma disclosures and, as allowed under FAS 123, had been following the intrinsic value method set forth in APB 25 for stock option awards granted to employees at the Separation and the Company’s initial public offering. Accordingly, compensation expense for stock option awards was generally not recognized in the consolidated statements of operations, although prior to the Separation Date, the Company was allocated from DreamWorks Studios the redemption liability and associated compensation expense for stock appreciation rights granted by DreamWorks Studios to Company employees.

The following table reflects pro forma net income and net income per share for the year ended December 31, 2004 had the Company elected to adopt the fair-value based method for the stock option awards granted to its employees at the Separation and its initial public offering (in thousands, except per share data), as reported in the Company’s financial statements for that year. These pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock option awards are amortized to expense over the vesting periods, and additional stock option awards may be granted or cancelled in future years.

December 31, 2004
Net income:
As reported	$333,000
Fair value based compensation cost for stock options granted to employees, net of taxes	(434)

Pro forma net income	$332,566

Basic net income per share:
As reported	$4.09
Pro forma	$4.08
Diluted net income per share:
As reported	$4.05
Proforma	$4.05

Variable Interest Entities (Interpretation 46)

In January 2003, the FASB issued Interpretation No. 46. In November 2003, the FASB revised certain provisions of Interpretation 46. Interpretation 46 requires a variable interest entity (defined as a corporation,

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of Interpretation 46, as revised, apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for older entities were effective on December 31, 2003. Upon adoption of Interpretation 46, the Company consolidated the special-purpose entity that acquired its Glendale animation campus in March 2002 (see Note 6). Such consolidation has resulted in an increase in property, plant and equipment of $70.2 million, net of accumulated depreciation, an increase in debt and a non-controlling minority interest of $70.1 million and $2.9 million, respectively. In addition, the consolidation has resulted in a cumulative effect of a change in accounting principle of $2.5 million which is the cumulative difference between the rent expense recorded and the interest and depreciation expense not recorded prior to the adoption of Interpretation 46.

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents consist of cash on deposit and high quality money market investments, principally commercial paper and commercial paper mutual funds, with maturities when purchased of three months or less.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in liquid investments with high quality financial institutions. For the year ended December 31, 2005 and for the period from the Separation Date through December 31, 2004, the Company recorded interest income of $12.1 million and $0.4 million respectively from these investments. Prior to the Separation Date, significant accounts receivable were due from Universal Studios, Inc. (“Universal”), the Company’s international theatrical distributor and worldwide home video fulfillment services provider. As of December 31, 2003, approximately 68% of accounts receivable were due from Universal. Effective as of the Separation Date, significant accounts receivable are due from DreamWorks Studios. As of December 31, 2004 and 2005, $384.2 million and $98.0 million, respectively, was due from DreamWorks Studios (see Note 2). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. The Company and DreamWorks Studios perform ongoing credit evaluations of their customers and generally do not require collateral.

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

DreamWorks Studios has entered into interest rate swap agreements to serve as a hedge against interest rate fluctuations associated with the Company’s payment obligations under its real estate lease agreement (see Note 6). Accordingly, prior to the Separation Date, DreamWorks Studios had attributed interest rate swap agreements with a notional amount of $73.0 million to the Company. These interest rate swap agreements do not qualify for special hedge accounting and, as a result, changes in the fair value of such interest rate swap agreements has been reflected in Other Income (Expense) in the consolidated statements of operations. Upon the Separation, such interest rate swap agreements were retained by DreamWorks Studios. The impact of including these agreements

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the prior periods was to increase net income and owners’ equity by $2.7 million for the year ended December 31, 2003, and to increase net income and owner’s equity by $1.3 million for the period from January 1, 2004 through the Separation Date.

DreamWorks Animation entered into loan agreements with two banks for financing of the production of a film (see Note 6). In connection with these agreements, the Company entered into foreign currency exchange transactions to limit the Company’s foreign exchange rate and interest rate exposure associated with its purchase of British Pounds to finance the film. These agreements do not qualify for special hedge accounting and, as a result, the fair value of such foreign currency exchange transactions, which represented an unrealized gain of $2.6 million at December 31, 2004, has been included in Other Income (Expense) in the consolidated statements of operations. On June 15, 2005, the loan agreements were repaid in full. The Company recorded a loss of approximately $1.0 million in Other Income (Expense) which represented the change in fair value of the foreign currency exchange transactions for the year ended December 31, 2005.

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

Revenue from the sale of home video units is recognized at the later of (i) when product is made available for retail sale or (ii) when video sales to customers are reported by third parties, such as fulfillment service providers or distributors. The Company’s distributor and the Company follow the practice of providing for future returns of home entertainment product at the time the products are sold. Management calculates an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company’s product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although the Company’s

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributor and the Company allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, as other factors, such as historical experience with similar types of sales, information received from retailers, and management’s assessment of the products appeal based on domestic box office success and other research, are more important to the estimation process. Generally, customer payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home entertainment product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

Revenue from both free and pay television licensing agreements is recognized at the time the production is made available for exhibition in those markets.

Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licensees or cash is received.

Long-term non-interest-bearing receivables arising from television licensing agreements are discounted to present value in Receivable from Affiliates, net of allowance for doubtful accounts in accordance with Accounting Principles Board (“APB”) Opinion No. 21 “Interest on Receivables and Payables”.

For periods prior to October 1, 2004 (the effective date of the DreamWorks Studios Distribution Agreement), the Company recognized revenue from films net of reserves for returns, rebates and other incentives. For the period beginning October 1, 2004 through the fiscal year ended December 31, 2005, the Company’s films were distributed pursuant to the DreamWorks Studios Distribution Agreement. Under the DreamWorks Studios Distribution Agreement, the Company recognized revenues net of reserves for returns, rebates and other incentives after DreamWorks Studios has (i) retained a distribution fee of 8.0% of revenue (without deduction of any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to the Company’s films on a title by title basis. As of October 1, 2004, DreamWorks Studios began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date, regardless of whether the revenue relates to a film released prior to the effective date of the DreamWorks Studios Distribution Agreement and regardless of whether it has recouped the distribution and marketing expenses related to that film that it has incurred.

Because a third party serves as principal distributor of the Company’s films, in accordance with the SOP, the amount of revenue recognized from films in any given period following the effective date of the DreamWorks Studios Distribution Agreement or the Paramount Distribution Agreement, depends on the timing, accuracy and sufficiency of the information received from the Company’s distributor. Although the Company’s distributor has agreed to provide the Company with the most current information available to enable the Company to recognize its share of revenue, management may make adjustments to that information based on its estimates and judgments. For example, management may make adjustments to revenue derived from home video units for estimates of return reserves, rebates and other incentives that may differ from those that the distributor recommends. The estimates of reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Company management also reviews expense estimates and may make adjustments to these estimates in order to ensure that net operating revenues are accurately reflected in the financial statements. In addition, as is typical in the motion picture industry, the Company’s distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on the Company’s operating results in later periods.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs

Inventories are amortized and contingent compensation and residuals are accrued on an individual film basis in the proportion that current revenues bear to total remaining estimated lifetime revenues as required by the SOP.

Prior to the effective date of the DreamWorks Studios Distribution Agreement, distribution and marketing costs, including advertising and marketing were expensed as incurred. Theatrical print costs were expensed upon release of the film. Home entertainment manufacturing costs were charged to costs of revenue at the time home entertainment revenues were recognized. During the years ended December 31, 2003 and 2004, the Company included $142.0 million and $228.5 million, respectively, of distribution and marketing costs in costs of revenue.

Following the effective date of the DreamWorks Studios Distribution Agreement, the Company generally no longer incurs distribution and fulfillment services fees in the markets covered by the DreamWorks Studios Distribution Agreement, including distribution and marketing costs, print costs, and home entertainment manufacturing costs as, under the terms of the DreamWorks Studios Distribution Agreement, DreamWorks Studios recovers these costs from the gross revenues earned . Direct costs for sales commissions to third parties for the licensing and merchandising of film characters is recorded in costs of revenue and is expensed when incurred.

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

Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the length of the lease. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.

Provision for Income Taxes

Prior to the Separation, DreamWorks Studios paid no Federal income taxes as an entity as the operations of DreamWorks Studios were included in the taxable income of its individual members. The tax expense, through the Separation Date, principally represents foreign withholding taxes and state franchise taxes. Effective as of the Separation, the Company is subject to Federal taxation as a corporation and is required to file separate tax returns. The Company accounts for income taxes pursuant to FAS 109, “Accounting for Income Taxes.” (“FAS 109”) Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates or change in tax status is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating the Company’s ability to recover its

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax planning strategies, and forecasts of future taxable income.

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future to the extent the Company generates taxable income in sufficient amounts in the future. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109 (“EITF 94-10”), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Realized tax benefits created by such transactions with shareholders in subsequent periods should be included in a company’s income statement.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television product, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options for stock-based compensation. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company has not identified any such impairment indicators or recorded any impairment losses.

Goodwill

The Company has goodwill of approximately $36.9 million as of December 31, 2004 and 2005, less accumulated amortization of $2.7 million, related to DreamWorks Studios’ 2000 acquisition of a majority interest in PDI and the subsequent acquisition of the remaining minority interest in 2004. In 2004 and 2005, the Company performed its annual assessment of goodwill and determined that there was no impairment.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Costs

Costs associated with negotiating the Company’s Glendale campus facility borrowings and revolving credit facility, which consist principally of legal costs and bank fees, are deferred and amortized to interest expense using the straight-line method over the lives of the arrangements.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2003, 2004 and 2005, respectively the Company had no items that were classified as other comprehensive income.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this pronouncement beginning in fiscal year 2006 and does not believe adoption of FAS 154 will have a material effect on its results of operations, financial position or cash flows.

2. Relationship to DreamWorks Studios

As an operating division of DreamWorks Studios prior to October 27, 2004, the Company was allocated a portion of DreamWorks Studios overhead expenses including executive management, domestic theatrical marketing and distribution, oversight of international theatrical distribution and worldwide home entertainment distribution, worldwide television sales, accounting and finance, legal, employee benefits, risk management and information technology. DreamWorks Studios allocated such costs to the Company to reflect the amounts that DreamWorks Studios believed was a fair and reasonable allocation of its costs to provide these services to the Company. In general, these allocations have been calculated based on the percentage that the Company’s films,

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

headcount, revenue or other criteria constitute of the total films, headcount, revenue or other criteria of DreamWorks Studios (including those of the Company). Certain of these costs that are significantly or exclusively related to the production of films are included in capitalized overhead in accordance with the SOP and are reported as Film Inventories in the accompanying consolidated balance sheets. All other allocations have been included in Selling, General and Administrative Expenses in the accompanying consolidated statements of operations. Costs, including capitalized costs, allocated from DreamWorks Studios for the years ended December 31, 2003 and the period from January 1, 2004 to October 27, 2004 are $34.6 million and $30.0 million, respectively. Prior to the Separation, DreamWorks Studios provided all the working capital for the development, production, and marketing of films, as well as overhead, through centralized cash management. The net impact of DreamWorks Studios’ funding of the Company’s operations, after the allocation of its indebtedness (see Note 6), have been reflected as a component of Stockholders’ Equity (Deficiency) in the accompanying consolidated financial statements.

After the Separation, to the extent that DreamWorks Studios provided these or other services to the Company that are not covered by the DreamWorks Studios Distribution Agreement, the Company reimbursed DreamWorks Studios pursuant to the Services Agreement.

Allocations

Worldwide Marketing and Distribution:    Certain overhead expenses for the marketing and distribution of the Company’s films prior to the Separation were allocated to the Company by DreamWorks Studios. These costs include the salaries, fringe benefits, and operating expenses of the employees in DreamWorks Studios’ theatrical, home entertainment, marketing and television sales/distribution departments. The allocation of the overhead associated with these functions has been based on several factors, including: (1) marketing costs incurred for the Company’s films as a percentage of marketing costs incurred for all DreamWorks Studios’ films; (2) the number of films the Company has released as a percentage of all DreamWorks Studios’ films released in a given year and (3) estimates of time spent on the Company’s releases as a percentage of time spent on all DreamWorks Studios’ releases. After the Separation, these services were provided under the DreamWorks Studios Distribution Agreement.

Executive Management:    Executive management expense is comprised of the expenses relating to the principals and chief operating officers employed by DreamWorks Studios, including the costs associated with transportation provided by DreamWorks Studios to the Company’s executives. Prior to the Separation, these costs were allocated to the Company based on a combination of (1) revenue generated by the Company as a percentage of DreamWorks Studios consolidated revenue and (2) the Company’s headcount as a percentage of DreamWorks Studios consolidated headcount. After the Separation, the Company directly incurs executive management expenses.

Finance and Accounting:    Prior to the Separation, DreamWorks Studios allocated accounting and finance services related costs, including the costs of financial systems, to the Company based on several factors, including: (1) revenue generated by the Company as a percentage of DreamWorks Studios consolidated revenue; (2) the Company’s headcount as a percentage of DreamWorks Studios total headcount and (3) estimates of time spent on the Company’s finance projects as a percentage of time spent on all DreamWorks Studios finance projects. After the Separation, the Company directly incurs the costs of some accounting and finance services, such as strategic planning, financial reporting, treasury and investor relations. Other accounting and finance services, such as billing and collection of receivables (except receivables derived from rights retained by the Company, including licensing and merchandising rights) and contingent compensation and residual reporting oversight services, are provided pursuant to the DreamWorks Studios Distribution Agreement. As a result, DreamWorks Studios no longer allocates any these costs to the Company. However, DreamWorks Studios

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided other accounting services to the Company such as payroll, for which the Company reimbursed DreamWorks Studios pursuant to the Services Agreement.

Legal and Business Affairs:    Costs related to legal and business affairs services, other than outside legal fees and film specific trademark-related expenses that were directly charged to the Company, prior to the Separation were allocated to the Company based on actual time spent by DreamWorks Studios’ attorneys on matters related primarily to the Company or the Company’s films. After the Separation, the Company directly incurs the costs of most legal and business affairs services, either through Company employees or through direct retention of outside legal counsel. However, attorneys employed by DreamWorks Studios provided some legal and business affairs services, such as work related to employment and music law, to the Company under the Services Agreement. The Company reimbursed DreamWorks Studios for these services pursuant to the Services Agreement.

Human Resources:    Prior to the Separation, DreamWorks Studios allocated human resources costs, including management, benefits administration and employee relations to the Company based on the Company’s headcount as a percentage of the consolidated headcount of DreamWorks Studios. Other costs related to human resources, such as recruiting and relocation costs have been directly incurred by the Company. After the Separation, the Company directly incurs the costs associated with human resources management and employee relations. DreamWorks Studios provided other services, such as benefits management, for which the Company reimbursed DreamWorks Studios pursuant to the Services Agreement.

Occupancy and Facilities Management:    The costs of facilities, facilities management and mail services were allocated to the Company prior to the Separation based on the square footage that the Company has occupied at the Company’s Glendale animation campus and the Company’s Redwood City production facility as a percentage of total square footage of all DreamWorks Studios facilities. After the Separation, the Company incurs the costs of facilities management and mail services directly. The Company charged a portion of the Company’s occupancy costs to DreamWorks Studios pursuant to the Services Agreement for DreamWorks Studios’ occupancy of these facilities.

Insurance:    Property insurance premiums were allocated to the Company prior to the Separation based on the Company’s insurable asset values as a proportion of DreamWorks Studios’ total insurable asset values, based on the asset’s fair market or replacement value as determined a the time of premium renewal. The insurance premiums for policies such as errors and omissions, directors and officers, travel, and excess liability, were historically allocated to the Company based on (1) the Company’s headcount as a percentage of the consolidated headcount of DreamWorks Studios in a given year and (2) the number of films the Company has released as a percentage of all DreamWorks Studios’ films released in a given year. These allocations continued until the end of 2004. After the Separation, the Company began directly incurring all insurance costs.

Information Technology:    DreamWorks Studios allocated to the Company the costs of network infrastructure and administrative desktop computer support prior to the Separation. This allocation has been based on the Company’s headcount as a percentage of total DreamWorks Studios’ headcount, in each case excluding the headcount of the Company’s Redwood City facility, as the costs related to Redwood City were directly incurred by the Company. After the Separation, DreamWorks Studios provided network infrastructure and administrative desktop support services to the Company and the Company reimbursed DreamWorks Studios for these services pursuant to the Services Agreement. For telecommunications, the Company historically allocated a fixed fee for every telephone user, which includes the costs of equipment and related maintenance and support costs. The Company was charged for actual local and long distance usage.

Other Allocations:    The Company historically has been allocated certain other costs, including (1) costs to track, deliver and store various film and film related content (for example, film elements, photos and artwork);

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) costs to oversee dubbing of the Company’s films and (3) costs to oversee the placement of musical content in the Company’s films. As a result of the Separation, the Company directly incurs some of these costs, such as the placement of musical content in the Company’s films. DreamWorks Studios provided some of these services to the Company such as the dubbing of films, as set forth in the DreamWorks Studios Distribution Agreement. Other of these services, such as the costs of storing various film and film related content, were provided to the Company and the Company reimbursed DreamWorks Studios pursuant to the Services Agreement.

Prior to the Separation, DreamWorks Studios provided fringe benefits to the Company’s employees. DreamWorks Studios paid all costs of the employer provided benefits package, including health and 401(k) plans and employer payroll taxes, and allocated such costs to the Company based on a percentage of total salaries incurred by or allocated to the Company in relation to the total salaries incurred by DreamWorks Studios. Employee fringe expense allocated to the Company for the years ended December 31, 2003 and 2004 was $9.7 million and $8.5 million respectively, which were recorded as Selling, General and Administrative expenses. As a result of the Separation, the Company provides and pays costs directly for fringe benefits provided to the Company’s employees.

The Company has financed its animation campus in Glendale, California (see Note 6). The Company incurs all costs related to the operation of the facility, and allocates occupancy costs to DreamWorks Studios. DreamWorks Studios was allocated occupancy expense of approximately $9.0 million, $5.1 million and $5.6 million for the years ended December 31, 2003, 2004 and 2005, respectively. A portion of these costs have been reallocated to the Company through the departmental allocations discussed above.

3. Advances

DreamWorks Studios has received advances from Home Box Office, Inc. (“HBO”) against license fees payable for future film product under an exclusive multi-picture domestic pay television license agreement between HBO and DreamWorks Studios which is currently expected to extend through 2012. The actual term of the agreement is dependant upon DreamWorks Studios ability to grant its domestic pay television rights to HBO. This ability is dependent upon the number of films released by DreamWorks Studios in a given year and, in the case of a co-produced film, whether DreamWorks Studios retains the domestic pay television rights. Since the advances are identified for each film, the Company has been allocated the portion of the advances related to its animated features. During the years ended December 31, 2003, 2004 and 2005, the Company recognized as revenue $10.0 million, $6.2 million and $14.5 million of such advances, respectively, in each case representing a portion of the license fee due from HBO upon availability of the underlying films. As of December 31, 2004 and 2005 there were $16.9 million and $2.4 million in unrecognized advances from HBO. DreamWorks Studios and the Company are obligated to refund the advances if the advances exceed the license fees earned by the films in accordance with the HBO agreement. The HBO domestic pay television license agreement remains unchanged despite the termination of the DreamWorks Studios Distribution Agreement. See further discussion of the termination in Note 16.

In the normal course of business, the Company received advances for licensing of the Company’s animated characters from various customers on a worldwide basis. As of December 31, 2004 and 2005 the Company had unearned licensing advances of $10.6 million and $22.9 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Film Inventories

The following is an analysis of film inventories (in thousands):

	December 31,
	2004	2005
In development:
Animated feature films	$42,531	$60,771
In production:
Animated feature films	254,940	263,367
In release, (net of amortization):
Animated feature films	221,048	211,748
Television series	1,407	—

Total film inventories	$519,926	$535,886

The Company anticipates that approximately 81% of “in release” inventory as of December 31, 2005 will be amortized over the next three years. The Company further anticipates that 31% of “in release” inventory will be amortized during 2006. Each period in the ordinary course of business, the Company reassesses its estimates of Ultimate Revenues. In 2005, the Company significantly lowered its estimate of Ultimate Revenues for certain of its films in response to management’s assessment of the home entertainment market. This change in estimate had a significant impact on the timing of film cost amortization in 2005, and will continue to have a significant impact in future periods. The effect on the year ended December 31, 2005 from this change in estimate was to lower net income by approximately $10.0 million (net of a $6.1 million tax benefit) or $0.10 per basic and diluted per share.

The Company estimates that in 2006, it will pay approximately $15.7 million of its contingent compensation and residual costs accrued as of December 31, 2005.

5. Property, Plant and Equipment

Property, plant and equipment are comprised of the following (in thousands):

	December 31,
	2004	2005
Leasehold and building improvements	$28,592	$30,300
Furniture and equipment	8,871	9,332
Computer hardware and software	4,506	7,451
Equipment acquired under capital leases	6,982	6,982
Land and buildings	73,000	73,000

Total property, plant and equipment	121,951	127,065
Accumulated depreciation and amortization	(35,954)	(41,772)

Property, plant and equipment, net	$85,997	$85,293

For the years ended December 31, 2003, 2004, and 2005 the Company recorded depreciation and amortization expense (other than film amortization) of $3.6 million, $5.8 million, and $5.9 million, respectively in selling, general and administrative expenses. Accumulated depreciation and amortization includes depreciation of assets acquired under capital leases. On December 31, 2003, the Company adopted Interpretation 46, as revised, and has consolidated the special-purpose entity that acquired the Glendale animation campus, which increased property, plant and equipment as of December 31, 2003, and increased non-film depreciation and amortization after December 31, 2003 (see Note 6).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Financing Arrangements

Debt Allocated by DreamWorks Studios.    Prior to the Separation, DreamWorks Studios historically allocated its debt and related interest to the Company based on the proportion of the Company’s capital invested in films in production as a percentage of total capital invested by DreamWorks Studios in all films in production. For the years ended December 31, 2003 and 2004, interest allocated to the Company amounted to $20.5 million and $15.2 million, respectively. Of these amounts, interest capitalized to Film Inventories in accordance with FAS 34 “Capitalization of Interest Cost”, totaled $6.9 million and $7.1 million for the years ended December 31, 2003 and 2004, respectively. In connection with the Separation, the Company assumed $325 million of debt that DreamWorks Studios had borrowed under its credit facility. In November 2004, the Company fully repaid this debt.

DreamWorks Studios utilizes interest rate swap agreements to hedge the interest rate sensitivity of its indebtedness. These agreements do not qualify for special hedge accounting and, as a result, changes in the fair value of such agreements have been charged to operations. The impact of these agreements has been historically allocated to the Company in a manner similar to the allocation of debt. Accordingly, the net change in the fair value of these contracts has been charged to Other Income (Expense), and the allocated fair value of these contracts has been reflected in Accrued Liabilities. For the years ended December 31, 2003, the Company recorded other expense of $0.6 million and for the year ended December 31, 2004, recorded other income of $7.0 million related to the allocated changes in the fair value of these instruments. Upon the Separation, DreamWorks Studios retained all of these interest rate swap agreements which represented an obligation of $24.2 million as of the Separation Date. Accordingly, changes in market value were recorded by the Company only through the Separation Date.

Animation Campus Financing.    In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for the Company. In March 2002, the Company renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to the Company for an initial term of five-years which was subsequently extended through October 2009. This transaction was structured to qualify as an operating lease and obligated the Company to provide a residual value guarantee of approximately $61 million. The entire amount of the obligation, $73.0 million at December 31, 2005, is due and is payable in October 2009 and bears interest primarily at 30 day commercial paper rates (4.34% at December 31, 2005). The obligation is fully collateralized by the underlying real property. In connection with the adoption of Interpretation 46, the special-purpose entity has been consolidated by the Company as of December 31, 2003 (see Note 5). For the years ended December 31, 2004 and 2005, respectively, the Company recorded interest expense on this financing of $2.5 million and $3.3 million. For the year ended December 31, 2003, prior to the adoption of Interpretation 46, payments under the lease (which primarily represented interest) of $2.4 million were recorded as rent expense included in the Company’s Selling, General, and Administrative expenses.

Production Financing.    In October 2003, the Company entered into an agreement to acquire an animated film currently in production. Pursuant to the acquisition agreement, the Company was obligated to pay approximately $46.8 million, cumulatively, to acquire substantially all distribution rights to the film. Of this amount $34.9 million and $46.8 had been paid as of December 31, 2004 and 2005, respectively. In connection with the acquisition, DreamWorks Studios entered into loan agreements for the financing of the production costs of up to approximately $29.3 million. Of this amount, $21.6 million had been incurred as of December 31, 2004 and was included in Bank borrowings and Other Debt and Film Inventories in the accompanying consolidated balance sheets. On June 15, 2005, the loans were repaid in full. The Company recorded interest expense of

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.1 million, $0.8 million, and $0.7 million for the years ended December 31, 2003, 2004, and 2005, respectively. The Company entered into certain foreign exchange transactions intended to hedge the fluctuations of foreign currency payments related to the acquisition of this film. Pursuant to these transactions, the Company was obligated to purchase up to 16.7 million British pounds at an exchange rate specified in the transaction documents. These transactions do not qualify for special hedge accounting and, accordingly, changes in the fair value of these agreements are recorded as Other Income/Expense in the accompanying consolidated statements of operations. At December 31, 2004, the banks would have been required to pay the Company approximately $2.7 million, respectively, to terminate the foreign currency agreements. This amount has been recorded in Other Assets as of December 31, 2004 in the accompanying consolidated financial statements. The foreign exchange transactions terminated in June 2005 in connection with the repayment of the loan agreements and the Company recorded in Other Income (Expense) as loss of $1.0 million for the change in the fair value of the agreements.

Universal Studios Advance.    In prior years, DreamWorks Studios entered into several agreements with Universal and its affiliates to provide international theatrical distribution and international and domestic home video fulfillment services In accordance with these agreements, DreamWorks Studios received an advance against amounts due to DreamWorks Studios based on the projected net receipts, as defined, of pictures in release and pictures in production or pre-production. DreamWorks Studios is required to provide to Universal quarterly estimates of projected cash receipts, net of projected expenses, distribution and service fees, due to DreamWorks Studios from Universal in the markets where Universal provides distribution and fulfillment services.

In October 2003, DreamWorks Studios entered into a new amended and restated agreement with Universal (the “2003 Universal Agreement”). The 2003 Universal Agreement extended the terms of the international theatrical distribution and international and domestic home video fulfillment services agreements until December 31, 2010, with an option for Universal to extend the term for an additional one or two years if certain performance thresholds are not met. Pursuant to the 2003 Universal Agreement, DreamWorks Studios retained responsibility for all direct distribution costs and Universal received a fee for distribution and fulfillment services.

Pursuant to the 2003 Universal Agreement, Universal agreed to pay to DreamWorks Studios an additional advance of $75 million (the “2003 Advance”), of which $37.5 million was received in December 2003 and $37.5 million was received in March 2004. The entire 2003 Advance was based on projected net receipts, as defined, of the Company’s animated features released subsequent to December 31, 2002. As a result, 100% of the 2003 Advance was allocated to the Company and is included in Universal Studios Advance in the accompanying consolidated balance sheets. The 2003 Advance bears interest at a rate of 8.75% per annum. For the years ended December 31 2004, and 2005 the Company recorded interest expense of $5.5 million and $6.5 million, respectively, on the 2003 Advance.

The 2003 Advance, plus interest, totaling approximately $75.6 million was paid in full in January 2006 in connection with the termination of the DreamWorks Studios Distribution Agreement (see Note 16).

Upon the termination of the DreamWorks Studios Distribution Agreement, the Company would have remained subject to the terms of the DreamWorks Studios’ 2003 Universal Agreement, including the obligation to pay distribution fees and to pay distribution expenses as they are incurred, unless and until (i) DreamWorks Studios had repaid all amounts it owed to Universal Studios, including in respect of investments and advances which aggregate $175 million as of December 31, 2004, (ii) the Company had repaid all amounts owed to Universal Studios, and (iii) Universal Studios had received an aggregate of $75 million of net proceeds from the sale of shares of the Company’s common stock. All three conditions were satisfied as of January 31, 2006 and the Company is no longer subject to the 2003 Universal Agreement.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company borrowed $101.4 million on the credit facility in October 2004 to repay an equivalent amount of debt of DreamWorks Studios in connection with the Separation. In November 2004, the Company repaid the entire outstanding balance. As of December 31, 2004 and 2005 there were no borrowings on the credit facility.

HBO Subordinated Notes.    In connection with the Separation, the Company assumed $80 million of subordinated notes issued by DreamWorks Studios in December 2000 pursuant to a subordinated loan agreement, $30 million of which was repaid with the proceeds from the Company’s initial public offering. The subordinated notes bear interest in amount equal to the LIBOR rate plus 0.50% per annum and are due in November 2007. The subordinated notes are secured by a lien in favor of HBO that is junior to the security interest in certain exhibition rights related to DreamWorks Studios films. The subordinated notes are recorded net of a discount of $4.0 million and $2.8 million as of December 31, 2004 and 2005, respectively, which is to be amortized to interest expense over the remaining term of the subordinated loan agreement. Despite the fact that the DreamWorks Studios Distribution Agreement was terminated in January 2006, the Company remains obligated to continue to license its films to HBO under the terms of DreamWorks Studios’ license agreement with HBO. The terms of the notes require the Company to maintain certain financial ratios. Including the amortization of the discount, the Company recorded $0.5 million and $3.2 million of interest expense for the years ended December 31, 2004 and 2005, respectively.

As of December 31, 2005 the Company was in compliance with all applicable debt covenants.

The Company capitalizes interest on its film productions. Interest capitalized to film inventories during the years ended December 31, 2003, 2004 and 2005 totaled $6.9 million, $7.1 million, and $9.9 million, respectively.

7. Commitments and Contingencies

On December 31, 2003, the Company adopted Interpretation 46, as revised, and has consolidated the special-purpose entity that acquired the Glendale animation campus by recording the lease obligation as debt and increasing property, plant and equipment (see Notes 5 & 6).

The Company is allocated lease expense by DreamWorks Studios for certain non-cancelable office space and equipment operating leases. Certain of these office leases contain escalations in the monthly rental amounts. DreamWorks Studios has also entered into several operating leases for furniture, computers and production equipment with terms ranging from three to five years. These leases also provide for certain termination and purchase options. For the years ended December 31, 2003, 2004 and 2005 the Company incurred lease expense, including that allocated by DreamWorks Studios, of approximately $11.6 million, $7.5 million, and $10.8 million, respectively. As a result of the Acquisition and termination of certain services under the Services Agreement, the Company may incur additional costs related to these leases that is not included in the tables below, however, it is not expected that these additional costs will be material.

In December 1997, DreamWorks Studios entered into a capital lease with Pacific Enterprises for the energy management assets associated with the Company’s Glendale animation campus. This capital lease has been

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

attributed to the Company, and, accordingly, the Company has reflected an asset of approximately $7.0 million. As of December 31, 2005, $2.3 million of the related capital lease obligation remains outstanding. Payments of obligations under the capital lease totaled approximately $0.6 million for the year ended December 31, 2003, and $0.7 million in each of the years ended December 31, 2004 and 2005.

Future minimum lease commitments of all leases are as follows (in thousands):

	Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments	Capital Lease Commitments
2006	$9,457	$(812)	$8,645	$1,156
2007	5,043	—	5,043	996
2008	4,457	—	4,457	332
2009	4,564	—	4,564	—
2010	4,674	—	4,674	—
Thereafter	2,832	—	2,832	—

Subtotal	31,027	(812)	30,215	2,484

Less amount representing interest	—	—	—	(220)

Total	$31,027	$(812)	$30,215	$2,264

As of December 31, 2005, the Company had contractual commitments to make the following payments (in thousands):

	Payments Due by Year
Contractual Cash Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases, net of sublease income	$8,645	$5,043	$4,457	$4,564	$4,674	$2,832	$30,215
Named executive officers’ employment agreements	3,405	3,430	3,364	1,983	—	—	12,182
Glendale animation campus note payable(1)	—	—	—	73,000	—	—	73,000
Universal advance(2)	75,000	—	—	—	—	—	75,000
HBO subordinated debt(3)	—	50,000	—	—	—	—	50,000
Capital leases(4)	1,156	996	332	—	—	—	2,484

Total contractual cash obligations	$88,206	$59,469	$8,153	$79,547	$4,674	$2,832	$242,881

(1)	The Company operates an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, the lease was renegotiated through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to the Company for a five-year term. The lease term was subsequently extended through October 2009. In accordance with the provisions of Interpretation 46, the asset, debt and non-controlling interest has been included on the consolidated balance sheets as of December 31, 2004 and 2005. The Company expects to refinance this obligation prior to its maturity. In addition to the principal amount of $73 million that is due in October 2009, the Company is obligated to pay annual interest primarily based on 30 day commercial paper rates (4.34% at December 31, 2005).
(2)	In connection with the Separation, the Company assumed a $75 million advance that Universal Studios made to DreamWorks Studios to fund animated motion pictures. In connection with the termination of the DreamWorks Studios Distribution Agreement, the advance (including accrued interest of $0.6 million) was repaid in full on January 31, 2006.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	In connection with the Separation, the Company assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which was repaid with proceeds from the Company’s initial public offering. In addition to the principal amount of $50 million due in November 2007, the Company is obligated to pay annual interest at the LIBOR rate plus 0.50% (5.02% at December 31, 2005).
(4)	Includes $0.2 million of total imputed interest.

As of December 31, 2005, the Company has non-cancellable talent commitments totaling approximately $8.4 million that are payable over the next five years.

Legal Proceedings

Shareholder Class Action Suits.    Between June 1 and August 1, 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California. The eighth lawsuit, which was originally filed in the Superior Court of the State of California, has been removed to U.S. District Court for the Central District of California, and all of the purported shareholder class actions are consolidated and pending before a single judge. A lead plaintiff has been appointed and a consolidated class action compliant has been filed. The consolidated class action complaint generally asserts that the Company and certain of its officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and seeks to recover damages on behalf of purchasers of the Company’s securities during the purported class period (October 28, 2004 to July 11, 2005). The Company and its officers and directors have moved to dismiss the consolidated class action complaint. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed, and ultimately consolidated, in the Superior Court of the State of California alleging various state statutory and common law claims against the Company (nominally and in a derivative capacity) and several of its officers and directors for allegedly violating their fiduciary duties to the Company by, among other things, permitting the Company to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against the Company (nominally and in a derivative capacity) and several of its officers and directors as those alleged in the state court derivative cases. These lawsuits generally assert, on behalf of the Company, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. The Company and its directors have moved to dismiss both putative shareholder derivative actions. In February 2006, the Superior Court of the State of California entered an order staying the proceedings in the consolidated state court putative shareholder derivative action, pending resolution of the federal court actions. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Employee Benefits Plan

401(k) Plans

Effective at the Separation, the Company sponsors a defined contribution retirement plan (the “Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the Plan. The maximum contribution for the employer match is equal to 50% of the employees’ contribution, up to 4% of their compensation, as limited by Sec. 415 of the IRC. Prior to the Separation, Company employees participated in a similar plan sponsored by DreamWorks Studios. Effective at the Separation, the costs of the employer match, as well as all third party costs of administering the Plan are paid directly by the Company. The management of the Plan is provided by DreamWorks Studios, for which the Company reimburses DreamWorks Studios pursuant to the Services Agreement. Prior to the Separation, the costs of the employer match, as well as the costs of administration, were included in DreamWorks Studios’ fringe benefit allocation to the Company. For the period from the Separation Date through December 31, 2004 and for the year ended December 31, 2005, the Company incurred costs of $0.2 million and $1.2 million, respectively.

Employee Equity Plans

Prior to the Separation, the Company’s employees participated in DreamWorks Studios’ Employee Equity Participation Plan (the “Equity Plan”). DreamWorks Studios granted to employees or consultants either actual or phantom shares of stock (“Shares”). During the year ended December 31, 2003 and 2004, DreamWorks Studios determined that the fair market value of the Shares in the Equity Plan had decreased from the previously determined fair market value. Accordingly in the year ended December 31, 2003 the Company reversed previously recorded compensation expense related to the Equity Plan aggregating $2.3 million to reflect the reduction in fair value as of December 31, 2003. For the year ended December 31, 2004, $0.4 million in compensation expense pursuant to the Equity Plan, net of reversals of previously recorded compensation expense was allocated to the Company. As of the Separation, deferred compensation liabilities associated with the Equity Plan of $0.9 million, were allocated to the Company.

In connection with the Separation, the Company’s Board of Directors approved the 2004 Omnibus Incentive Compensation Plan (“Omnibus Plan”) which provides for the grant of incentive stock options to Company employees and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock equity awards to the Company’s employees, directors and consultants. In connection with the Omnibus Plan, the Company issued various equity awards to its employees and advisors, as well as to the employees of DreamWorks Studios. For those restricted stock grants issued to DreamWorks Studios employees, such value was accounted for as a dividend to DreamWorks Studios, based on the grant date fair value of the underlying stock. As of December 31, 2004, the Company had recorded

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred compensation costs, net of amortization, of $32.2 million (determined based on grant-date fair value) primarily related to unvested restricted stock awards granted to its employees under the Omnibus Plan.

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

The Company granted approximately 1,804,000 and 1,519,000 shares of restricted stock awards to employees with a weighted average fair value per share of $28.00 and $33.75 during the period from the Separation through December 31, 2004 and for the year ended December 31, 2005, respectively. Approximately 1,021,000 of these restricted stock awards were granted in 2005 to certain named executive officers. The vesting of these awards is subject to the achievement of certain cumulative performance goals over a four-year period as set by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”). In addition to the achievement of the cumulative four-year performance goals, the vesting of the individual awards is further subject to the completion of a required service period ranging from four to five years. Subsequent to these grants, management has determined that these goals probably will not be fully achieved and, accordingly, the stock compensation costs associated with these awards is $4.0 million lower than otherwise would have been recorded for the year ended December 31, 2005. Management currently estimates that approximately 511,000 of these restricted stock awards will vest. The total fair value at grant of restricted stock vested during 2004 and 2005 was $0.7 million and $7.9 million, respectively.

The following table summarizes information about restricted stock activity under the Company’s Omnibus Plan is summarized as follows (in thousands, except per share amounts):

	Period From Separation Date through December 31, 2004		Year Ended December 31, 2005
	Restricted Stock	Weighted Average Grant-Date Fair Value	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period	102	$28.00	1,779	$28.00
Granted	1,702	28.00	1,519	33.75
Vested	(24)	28.00	(281)	28.00
Forfeited	(1)	28.00	(47)	27.98

Balance at end of year	1,779	$28.00	2,970	$28.04

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the adoption of FAS 123R (see Note 1), beginning January 1, 2005, the Company no longer uses the intrinsic value method of accounting for stock option awards granted to Company employees. The Company now recognizes compensation costs for stock option awards to employees based on their grant-date fair value from January 1, 2005. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of FAS 123R and SAB 107. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the Company’s dividend yield, volatility of the Company’s stock, the risk-free interest rate, and expected option term. The assumptions used in the Black-Scholes model were as follows:

	2004 (1)	2005
Dividend yield	0%	0%
Expected volatility	50%	40-50%
Risk-free interest rate	2.23%-3.78%	3.62%-4.32%
Weighted average expected term (years)	5.5	7.1

(1)	Stock options granted to employees at the Separation and the initial public offering, which were the only such awards granted prior to January 1, 2005.

As permitted by SAB 107, during 2005 the Company determined the weighted average expected term as being equal to the average of the vesting term and contractual term of each stock option granted. In addition, in accordance with SAB 107, the estimated volatility for 2005 incorporates both historical volatility and the implied volatility of publicly traded options. Stock options and stock appreciation rights (which will be settled in stock) generally vest over a term of four to seven years and expire ten years after the date of grant. Compensation cost for stock options is recognized ratably over the vesting period. Estimates of the fair value of stock options are not intended to predict actual future events of the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123R.

The Company granted approximately 1,652,000 shares with a weighted average fair value of $13.40 and 1,036,000 shares with a weighted average fair value of $20.15 underlying stock option awards and stock appreciation rights to employees during the period from the Separation through December 31, 2004 and the year ended December 31, 2005. Approximately 690,000 of these stock option awards granted in 2005 relate to the grant of stock options with performance criteria for certain named executive officers. Compensation costs were recorded for these awards in 2005 as management determined it was probable that the objective performance goals over a cumulative four-year performance period set by the Compensation Committee will be achieved.

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

The Company recorded stock compensation expense of $10.9 million (net of a $6.8 million tax benefit) for the year ended December 31, 2005, compared to a stock compensation expense of $13.4 million, (net of a $8.0 million tax benefit) for the year ended December 31, 2004. The compensation cost recorded for the year ended December 31, 2004 primarily represents the cost associated with fully vested stock issued to certain of the Company’s employees and advisors upon the consummation of its initial public offering during the fourth quarter of 2004. Compensation cost capitalized as a part of film inventory was $0.3 million for the year ended December 31, 2005. The total intrinsic value (market value on date of exercise less exercise price) of options

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercised and restricted shares vested during 2004 totaled $5.6 million and $0.9 million, respectively, and during 2005 totaled $2.1 million and $7.3 million, respectively.

As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under FAS 123 where forfeitures were recognized as incurred is not material and therefore the Company did not record an adjustment for a cumulative effect of this accounting change. As of December 2005, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $74.9 million. This cost will be amortized on a straight-line basis over a weighted average of 4.0 years.

Changes to the Company’s underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

Stock option activity since the Separation under the Company’s Omnibus Plan is summarized as follows (in thousands, except per share amounts):

	Period From Separation Date through December 31, 2004		Year Ended December 31, 2005
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	2,262	$25.21	3,660	$27.12
Options granted	1,652	28.00	1,036	28.11
Options exercised	(223)	13.75	(164)	20.89
Options expired/canceled	(31)	31.30	(204)	31.44

Balance at end of year	3,660	$27.12	4,328	$27.39

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005 (in thousands, except years and per share amounts):

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$1.00-$3.23	46	0.42	$1.23	46	$1.23
$6.46-$8.06	274	3.72	8.04	273	8.04
$22.43-$26.92	433	6.83	24.60	347	24.39
$27.22-28.00	2,574	8.15	27.96	283	28.00
$28.15-$32.31	610	7.38	31.24	252	31.54
$33.55-$37.51	386	5.98	37.31	207	37.48
$37.58-$ 39.36	5	9.23	38.80	—	37.65

Total	4,328	7.35	$27.39	1,408	$24.39

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2005 was $6.1 million and $6.0 million respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions

The DreamWorks Studios Distribution Agreement remained in full effect for the year ended December 31, 2005. Pursuant to the DreamWorks Studios Distribution Agreement, the Company incurred distribution fees payable to DreamWorks Studios of $63.6 million for the period from the effective date of the DreamWorks Studios Distribution Agreement through December 31, 2004 and $70.4 million for the year ended December 31, 2005. For the year ended December 31, 2005, the distribution and marketing expenses (including distribution fees) incurred by DreamWorks Studios exceeded the revenues recorded for Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit. Pursuant to the Distribution Agreement, DreamWorks Studios is responsible for all costs incurred in the distribution of the Company’s films and is entitled to recoup these distribution and marketing expenses incurred for Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit before the Company can record any future revenues from the exploitation of these films. As a result, DreamWorks Studios must recoup approximately $23.6 million and $20.6 million, respectively, of Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit distribution and marketing costs in future periods before the Company recognizes any future revenues from its exploitation of these films under the Distribution Agreement. As of December 31, 2004 and 2005, the Company had a receivable from DreamWorks Studios of approximately $384.2 million and $98.0 million, respectively, pursuant to the DreamWorks Studios Distribution Agreement. Under the terms of the DreamWorks Studios Distribution Agreement, DreamWorks Studios may only deduct from its calculation of receipts due to the Company actual returns reported by its sub-distributors and generally remits cash in excess of revenues recorded by the Company during the initial periods of a home entertainment release. Accordingly, amounts received by the Company in excess of recorded revenues are reflected as a liability by the Company and are repayable to DreamWorks Studios in subsequent periods as actual returns are processed.

Pursuant to the Services Agreement, the Company incurred costs from DreamWorks Studios of $1.3 million and DreamWorks Studios incurred costs from the Company of $1.0 million for the period from the effective date of the Services Agreement through December 31, 2004. For the year ended December 31, 2005, pursuant to the Services Agreement, the Company incurred costs from DreamWorks Studios of $10.9 million and DreamWorks Studios incurred costs from the Company of $6.0 million. As of December 31, 2005, the Company had a net payable to DreamWorks Studios of approximately $2.7 million pursuant to the Services Agreement. The Services Agreement remained in full effect for the year ended December 31, 2005.

The Company has made loans to certain of its employees pursuant to various notes receivable arrangements. These arrangements require interest to be paid at rates ranging from 0% to 5.68%. Payments are due under terms ranging from 1 to 10 years. Amounts due at December 31, 2004 and 2005 are reflected in Receivables from Employees in the accompanying consolidated balance sheets. Interest income associated with these notes receivable for the years ended December 31, 2003, 2004 and 2005 was not material. As of December 31, 2004 and 2005 the Company had no loans outstanding to named executive officers.

The Company provides services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. In the years ended December 31, 2003, 2004 and 2005 revenues earned from licensing activities on behalf of DreamWorks Studios totaled $3.7 million, $3.7 million and $0.3 million, respectively.

The Company has an arrangement with an affiliate of a stockholder to share certain of the Company’s tax benefits which are generated by the stockholder (see Note 13).

10. Significant Customer, Segment and Geographic Information

Prior to the Separation, the Company was an operating division of DreamWorks Studios and Universal Studios was a significant source of the Company’s revenue. For the years ended December 31, 2003 and 2004,

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Universal Studios represented 56% and 44% respectively, of operating revenue. Upon the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, while indirectly, Universal Studios remained a significant source of the Company’s revenue. If the DreamWorks Studios Distribution Agreement had not gone into effect as of October 1, 2004, Universal Studios would have represented 66% and 69% of revenues for the years ended December 31, 2004 and 2005

The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $135.6 million, $403.6 million and $204.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. Long-lived assets located in foreign countries were not material.

Pursuant to the terms of the distribution agreements in place at DreamWorks Studios, whereby DreamWorks Studios has not been responsible for collecting foreign currency, there is a relatively short period between revenue recognition and cash payment. DreamWorks Studios generally has not used foreign exchange contract transactions to hedge foreign currency exchange risks associated with these distribution agreements.

The following is an analysis of the Company’s operating revenue by film:

	Year Ended
	2003	2004	2005
Sinbad: Legend of the Seven Seas	$78,915	$22,704	$4,944
Shrek 2	—	790,373	19,413
Shark Tale	—	62,273	158,272
Madagascar	—	—	228,579
Wallace & Gromit: The Curse of the Were-Rabbit (1)	—	—	—
Film Library / Other(2)	222,071	183,771	47,888
Television Series	—	19,039	3,220

	$300,986	$1,078,160	$462,316

(1)	This film was released on October 7, 2005. For the year ended December 31, 2005, distribution and marketing expenses incurred by DreamWorks Studios exceeded the gross revenues. Accordingly, pursuant to the terms of the DreamWorks Studios Distribution Agreement, no revenue was recorded by the Company.
(2)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run and Joseph: King of Dreams, Shrek and Spirit: Stallion of the Cimmaron.

11. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets for the years ended December 31, 2003, 2004, and 2005 (in thousands):

	Balance at Beginning of Period	Charged to (Credited) Operations	Deductions and Bad Debt Write-offs	Balance at End of Period
Trade accounts receivable
Allowance for doubtful accounts
2003	$1,847	$824	$(325)	$2,346
2004	$2,346	$1,877	$(3,765)	$458
2005	$458	$2,815	$(2,504)	$769

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at Beginning of Period	Charged to (Credited) Operations	Deductions and Bad Debt Write-offs		Balance at End of Period
Receivable from affiliate
Allowance for doubtful accounts
From the Separation Date through December 31, 2004(1)	$1,794	$(1,125)	$	(—)	$669
2005	$669	$(77)	$	(—)	$592

(1)	The balance at the beginning of the period of $1.8 million was transferred from DreamWorks Studios at the Separation.

12. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2004	December 31, 2005
Salaries and benefits	$7,022	$4,094
Participations and residuals	32,692	24,799
Production costs	6,443	1,162
Occupancy	9,844	9,221
Accrued professional fees	1,093	9,195
Other accrued liabilities	8,443	6,543

	$65,537	$55,014

13. Income Taxes

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future to the extent that the Company generates taxable income in sufficient amounts in the future. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. At the time of the Separation, the Tax Basis Increase was estimated at $1.64 billion, resulting in a deferred tax asset of approximately $620.6 million, which will result in future tax deductions over an approximate 15 year period. As a result of the Tax Basis Increase and of taxable income estimated to be generated by the Company from the Separation Date through December 31, 2004, the Company realized $6.5 million in tax benefits for the period from October 28, 2004 through December 31, 2004 and recognized net deferred tax assets of $76.6 million which represents the tax benefit the Company expects to realize in future years. Accordingly, the Company recorded a liability to the stockholder’s affiliate of $70.6 million as of December 31, 2004, representing 85% of these recognized benefits. In conjunction with the filing of the Company’s 2004 Federal income tax return the calculation of the Tax Basis Increase was finalized and adjusted downward to $1.61 billion, resulting in a deferred tax asset of approximately $595.0 million at December 31, 2004, net deferred tax assets of $69.6 million which represents the tax benefit the Company expects to realize in future years, and actual tax benefits of $6.6 million. In accordance with EITF-94-10 all of the tax benefits to the Company and related obligation to the stockholder’s affiliate as of, and for the year ended December 31, 2004, along with the adjustment to the Tax Basis Increase and related deferred tax asset upon the filing of the 2004 Federal tax return, have been recognized as a component of stockholders’ equity and did not impact the Company’s operating results.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has realized $39.3 million in tax benefits in 2005 as a result of the Tax Basis Increase, taxable income generated in 2004, taxable income generated in 2005, and projected reversals of existing taxable temporary differences. The Company has recognized net deferred tax assets of $47.6 million which represents the tax benefit the Company expects to realize in future years. As discussed above, the Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, the Company has recorded a liability to the stockholder’s affiliate of $73.8 million as of December 31, 2005. To the extent that the Company does not realize all of these tax benefits in future years, this liability to the stockholder’s affiliate may be reduced.

For the year ended December 31, 2003 the Company was not a tax paying entity, but was subject to certain minimum sales taxes and foreign taxes withheld at source. As a result of the Separation, the Company became subject to U.S. federal and state income taxes. Actual income tax for 2004 on the consolidated statements of operations represents U.S. Federal and state income taxes incurred from the Separation Date through December 31, 2004 and foreign taxes for the entire year ended December 31, 2004. Actual income tax expense on the consolidated statement of operations for 2005 represents U.S. Federal and state income taxes and foreign taxes for the year ended December 31, 2005. The following are the components of the provision (benefit) for income taxes (in thousands) for the years ended December 31, 2004 and 2005:

	2004	2005
Current:
Federal	$95,472	$(1,676)
State and Local	9,277	2,186
Foreign	2,318	806

Total current provision	107,067	1,316
Deferred:
Federal	(16,741)	6,176
State	—	—

Total deferred provision (benefit)	(16,741)	6,176

Total income tax provision	$90,326	$7,492

The provision for income taxes for the years ended December 31, 2004 and 2005 differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to stockholder as a result of the following (in thousands):

	2004	2005
U.S. Federal statutory rate	35.0%	35.0%
U.S. state taxes, net of Federal benefit	2.1	0.6
Pre-Separation income not subject to tax	(14.3)	—
Revaluation of deferred tax assets, net	(0.5)	(26.7)
Permanent and other items	(1.0)	(3.0)

	21.3%	5.9%

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2005 are presented below (in thousands). Certain prior amounts have been reclassified to conform to current year presentation:

	December 31,
	2004	2005
Deferred tax assets:
Stock compensation	$1,803	$5,723
Net operating losses	3,821	3,293
Abandoned films	32,497	32,462
Basis step-up, related party (see above)	620,633	566,819
Expense accruals	7,969	13,594
Other	3,042	634

Deferred tax assets	669,765	622,525
Less: Valuation allowance	(583,224)	(530,890)

Net deferred tax assets	86,541	91,635
Deferred tax liabilities:
Film assets	8,806	(10,852)
Other	(2,004)	(608)

Deferred tax liabilities	6,802	(11,460)

Net deferred tax assets	$93,343	$80,175

In 2005, income tax benefits attributable to equity based compensation transactions of $2.4 million were allocated to stockholders’ equity.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized and records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of taxable income during the periods in which temporary differences become deductible. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax planning strategies, and forecasts of future taxable income. The Company has a valuation allowance of $583.2 million and $530.9 million as of December 31, 2004 and 2005, respectively for deferred tax assets because of uncertainty regarding their realization. The reduction in the valuation allowance was primarily the result of the finalization and downward adjustment of the Tax Basis Increase as discussed above and the planned abandonment of two films resulting in a recognized tax benefit of $24.0 million.

The Company’s subsidiaries have previously generated federal and state net operating losses which can be carried forward and utilized by the subsidiary who originally sustained the loss. The December 31, 2005 Federal and state net operating loss carry forwards of $9.2 million and $8.6 million, respectively, begin to expire in 2018 and 2013, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On a pro forma basis, there would be no impact on the Company’s financial results for the years ended December 31, 2003 had the Company been subject to U.S. Federal and state income taxes because any benefit from the Company’s net operating loss carryforwards would require a full valuation allowance.

14. Earnings Per Share Data

Basic per share amounts exclude dilution and is the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the year ended December 31, 2003, basic per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued after the initial public offering, as is such shares were outstanding for all periods presented. For the year ended December 31, 2004, the basic per share amount is calculated using the weighted average of (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for the entire period and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding. For the year ended December 31, 2005, the basic per share amount is calculated using the weighted average of shares of common stock outstanding for the period.

For the year ended December 31, 2003 diluted per share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for all periods presented, excluding, because their effect would be anti-dilutive, the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation.

For the year ended December 31, 2004 the diluted share amount is calculated using the weighted average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the separation, but not including the shares issued in our initial public offering, plus the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation (using the treasury stock method) and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding plus 1,418,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation and issued during the period (using the treasury stock method). For the period from the Separation Date through December 31, 2004, options to purchase 442,000 shares were not included in the calculation of diluted per share amounts

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

because they were anti-dilutive and 1,020,952 shares of unvested restricted stock to certain named executive officers were not included in the calculation of diluted per share amounts because the performance criteria for these awards were not set by the Compensation Committee of the Company’s Board of Directors until January, 2005.

For the year ended December 31, 2005, the diluted per share amounts include dilutive common stock equivalents, using the treasury stock method. For 2005, options to purchase 2,856,843 shares were excluded from the computation of diluted net income (loss) per share because they were anti-dilutive. In addition, 1,020,952 shares of unvested restricted stock, options to purchase 690,179 shares, and 1,020,952 of performance awards granted to certain named executives were excluded from calculating diluted net income (loss) per share as their cumulative performance conditions were not satisfied as of the end of the reporting period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts)

	2003	2004	2005
Numerator:
Income (loss) before cumulative effect of accounting change	$(184,639)	$333,000	$104,585
Cumulative effect of accounting change	(2,522)	—	—

Net income (loss)	$(187,161)	$333,000	$104,585

Denominator:
Weighted average common shares and denominator for basic calculation	76,636	81,432	103,107

Weighted average effects of dilutive equity-based compensation awards
Employee stock options	—	660	335
Unvested restricted shares	—	59	620

Denominator for diluted calculation	76,636	82,151	104,062

Net income (loss) per share—basic
Income (loss) per share before cumulative effect of accounting change	$(2.41)	$4.09	$1.01
Cumulative effect of accounting change per share	(0.03)	—	—

Net income (loss) per share	$(2.44)	$4.09	$1.01

Net income (loss) per share—diluted
Income (loss) per share before cumulative effect of accounting change	$(2.41)	$4.05	$1.01
Cumulative effect of accounting change per share	(0.03)	—	—

Net income (loss) per share	$(2.44)	$4.05	$1.01

As a result of the acquisition of DreamWorks Studios by Paramount, on January 31, 2006, approximately 300,000 of unvested restricted shares and 597,000 of unvested options to purchase shares of the Company’s common stock, which represented the unvested portions of equity awards granted to certain employees of DreamWorks Studios under the Company’s Omnibus Plan as of such date, were forfeited and cancelled, respectively. The impact of these DreamWorks Studios forfeited and cancelled equity awards, if applied retroactively to the diluted net income (loss) per share calculation for the year ended December 31, 2005, would not have impacted the reported diluted net income per share because they were mostly anti-dilutive.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Operating Revenue	$40,814	$300,304	$241,343	$495,699
Gross profit (loss)	(4,612)	147,515	45,032	324,016
Income (loss) before income taxes	(25,152)	146,358	21,569	280,551
Net income (loss)	(25,455)	146,133	20,313	192,009
Basic net income (loss) per share	(0.33)	1.91	0.27	2.02
Diluted net income (loss) per share	(0.33)	1.89	0.26	1.99

2005
Operating Revenue	$166,959	$35,355	$87,107	$172,895
Gross profit	86,540	9,430	31,548	63,809
Income (loss) before income taxes	68,851	(18,966)	16,250	45,942
Net income (loss)	45,673	(3,666)	(656)	63,234
Basic net income (loss) per share	0.44	(0.04)	(0.01)	0.61
Diluted net income (loss) per share	0.44	(0.04)	(0.01)	0.61

The amount of operating revenues and cost of revenues recognized for the quarter ended December 31, 2004, and thereafter, is substantially less than the amounts that would have been recognized if the DreamWorks Studios Distribution Agreement had not become effective on October 1, 2004.

16. Subsequent Event (Unaudited)

On January 31, 2006, the Company entered into the Paramount Distribution and Paramount Fulfillment Services Agreement with Paramount. The Paramount Agreements were entered into as a result of Paramount’s acquisition of DreamWorks Studios and became effective upon the closing of the Acquisition. Concurrent with the effectiveness of the agreements, the DreamWorks Studios Distribution Agreement was terminated. In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated the Universal Agreements at the closing of the Acquisition. Upon the effectiveness of the Paramount Distribution Agreement, Paramount paid to the Company a $75 million cash signing bonus which the Company used to make a repayment of the 2003 Advance which the Company was contractually required to repay as part of the termination of DreamWorks Studios’ Universal Agreements. In addition, Paramount is obligated to pay a cost reimbursement amount during the period that the Company is delivering new films to Paramount.

In addition, as a result of the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements, DreamWorks Studios is no longer entitled to its $2 million annual exclusivity fee from Universal Studios for theme park activities in respect of films DreamWorks Studios theatrically releases in the domestic market (including our films). The Company was entitled to receive a portion ($1.8 million per year) of this annual exclusivity fee paid to DreamWorks Studios. As of January 31, 2006, neither the Company nor

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DreamWorks Studios will have any further right to this annual exclusivity fee. In connection with the termination, the Company paid $0.6 million to Universal Studios, which such amount represented the amount of the unearned portion of the exclusivity fee previously advanced to the Company. However, restrictions on the Company’s theme park activities contained in the Separation Agreement will continue to prohibit the Company from engaging in theme park activities other than through Universal Studios until such restrictions are no longer applicable.

Under the Paramount Distribution Agreement, the Company has granted Paramount and its affiliates the exclusive worldwide right to distribute all of the Company’s animated feature films, including the Company’s previously released films, and direct-to-video films completed and available for release through the later of (i) the Company’s delivery to the Distributor of thirteen (13) new animated feature films, and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the Paramount Distribution Agreement. If the Company or Paramount terminates the Paramount Distribution Agreement, the Company’s existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by the Distributor that the Company has pre-approved (such as the existing arrangements with CJ Entertainment and Kadokawa Entertainment).

Under the Paramount Fulfillment Services Agreement, DreamWorks Animation Home Entertainment has engaged Paramount Home Entertainment and it affiliates on an exclusive basis, to render worldwide home video fulfillment services and video-on-demand services for all films previously released for home entertainment exhibition and video-on-demand exhibition by the Company, and for every film released theatrically by Paramount with respect to which DreamWorks Animation Home Entertainment owns or controls home entertainment exhibition rights. The Paramount Fulfillment Services Agreement covers the Company’s home entertainment releases through the term of the Paramount Distribution Agreement.

The Paramount Agreements provide that the Company will be solely responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs and that Paramount and its affiliates will be responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, manufacturing, advertising, marketing, publicizing and promotion of each film. Under the Paramount Agreements, Paramount and its affiliates will be entitled to (i) retain a fee of 8.0% of revenue (without deduction for distribution and marketing costs, manufacturing and third-party distribution and fulfillment services fees and sales agent fees), and (ii) recoup all of its distribution and marketing and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue.

If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount and its affiliates to recoup its expenses under both the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement (on a combined basis), Paramount and its affiliates will not be entitled to recoup those costs from proceeds of the Company’s other feature films or direct-to-video films, and the Company will not be required to repay Paramount or its affiliates for such amounts. In addition, each of the Company’s films will be accounted for under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement on a combined basis for each film. In such regard, all revenues, expenses and fees under each of the agreements shall be fully cross-collateralized on a film-by-film basis but not between films.

To provide for an orderly transition of distribution and fulfillment services of the Company’s films, Universal Studios will continue to provide fulfillment and other services for those films which the Company theatrically released prior to February 1, 2006 for a transition period of approximately three months in the U.S. and Canada and up to approximately five months in other territories.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the Separation, the Company entered into the Services Agreement with DreamWorks Studios whereby DreamWorks Studios agreed to provide the Company with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration, procurement and other general support services. In addition, pursuant to the Services Agreement, The Company provided DreamWorks Studios office space at its Glendale animation campus, facilities management, information technology purchasing services and limited legal services. As a result of the Acquisition, the parties agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for transitional periods of up to approximately five months, and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. After the terms of Services Agreement expire or terminate, the Company will assume the services previously provided by DreamWorks Studios and the costs of any related third party contracts. In addition, DreamWorks Studios will continue to provide the Company with corporate aircraft services pursuant to the terms of the aircraft time-share agreement entered into in connection with the Services Agreement. The cost of corporate aircraft services will continue to be reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations.

Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide the Company at a minimal cost certain production related services, including but not limited to film music licensing, archiving of film materials, casting and credits as well as information technology oversight, participation and residual accounting and travel.

Amendments to Holdco and Formation Arrangements

Prior to Paramount’s acquisition, DreamWorks Studios owned 525,929 shares of the Company’s Class A common stock. As a result of Paramount’s acquisition of DreamWorks Studios, Paramount acquired beneficial ownership of the 525,929 shares of Class A common stock held by DreamWorks Studios.

On January 31, 2006, in connection with the closing of Paramount’s acquisition of DreamWorks Studios, (i) Vivendi Universal withdrew as a limited partner of Holdco and its limited partnership interest was liquidated, and (ii) Paramount and certain of its affiliates entered into the Subscription Agreement with the Company, Holdco, DreamWorks Studios and each of the Holdco Partners. Under the Subscription Agreement, Paramount (i) purchased a limited partnership interest in Holdco, (ii) became a party to the Holdco Agreement and (iii) received such rights as previously held by Universal Studios under the Formation Agreement, Holdco Agreement and the registration rights agreement among the Company, the Holdco Partners and other parties thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the chief executive officer and the chief financial officer have concluded that as of December 31, 2005, such disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2005 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which is included herein.

Status of Previously Disclosed Internal Control Items

In making its evaluation over the effectiveness of the design and operation of its disclosure controls and procedures, management has considered certain deficiencies in our internal controls over financial reporting that came to management’s attention over the past year, including (i) a need to improve the timeliness and accuracy of financial and other information received from one of our third party service providers, (ii) deficiencies in the operation of internal controls over financial reporting relating to the income tax provision, (iii) a need to increase the depth and capabilities of our internal accounting staff and improve the coordination and communication across business functions regarding contractual arrangements and (iv) a deficiency in the operation of internal controls over the calculation of capitalized interest expense. During 2005, we have designed enhanced processes and controls to strengthen our internal control over financial reporting in each of these and other areas. These efforts included working with outside consultants to design and implement processes with enhanced internal control focus, increasing the number of key personnel in our accounting and tax departments, and implementing policies and procedures to enhance communication between business units, tax and financial reporting personnel to ensure comprehensive, appropriate and timely review of matters. Additionally, we have taken measures to remediate our controls to improve the timely and accurate reporting of financial and other information from one of our third party service providers; these measures include more frequent interaction and discussions with the service provider, more detailed reporting of actual results, and more robust examination of actual results as compared to expectations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

(a)(3) and (b) Exhibits

The Exhibits listed in the Index to Exhibits (except for Exhibit 32.1, which is furnished with this Form 10-K), which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 10th day of March, 2006.

DREAMWORKS ANIMATION SKG, INC.

By:	/S/ KRISTINA M. LESLIE
Kristina M. Leslie
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG Jeffrey Katzenberg	Chief Executive Officer and Director	March 10, 2006

/S/ KRISTINA M. LESLIE Kristina M. Leslie	Chief Financial Officer	March 10, 2006

/S/ WILLIAM E. LOSCH William E. Losch	Chief Accounting Officer	March 10, 2006

* Roger A. Enrico	Chairman of the Board of Directors	March 10, 2006

* Paul G. Allen	Director	March 10, 2006

* Howard Schultz	Director	March 10, 2006

* Margaret Whitman	Director	March 10, 2006

* Mellody Hobson	Director	March 10, 2006

* Nathan Myhrvold	Director	March 10, 2006

* Karl M. von der Heyden	Director	March 10, 2006

* David Geffen	Director	March 10, 2006

*By:	/S/ KATHERINE KENDRICK, ESQ.
Katherine Kendrick Attorney-in-fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/05

3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-K	001-32337	3.1	3/28/05

3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/08/05

4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/05

4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/05

4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/05

10.1	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/05

10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/05

10.3	Stockholder Agreement, dated October 27 , 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/05

10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/05

10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/05

10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/05

10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.					X

10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/05

10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/05

10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/05

10.12 ††	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004	10-K	001-32337	10.10	3/28/05

10.13 ††	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)	10-K	001-32337	10.11	3/28/05

10.14 ††	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.12	3/28/05

10.15 ††	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.13	3/28/05

10.16 ††	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002	10-K	001-32337	10.14	3/28/05

10.17 ††	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.15	3/28/05

10.18	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg (as amended on March 24, 2005)	10-K	001-32337	10.16	3/28/05

10.19	Second Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	10.2	12/8/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.20	Waiver, effective as of December 5, 2005, to the Employment Agreement, dated as of October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	10.7	12/8/05

10.21	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Roger Enrico	10-K	001-32337	10.17	3/28/05

10.22	Waiver, effective as of December 5, 2005, to the Employment Agreement, dated as of October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Roger Enrico	8-K	001-32337	10.6	12/8/05

10.23	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Ann Daly	10-K	001-32337	10.18	3/28/05

10.24	First Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Ann Daly	8-K	001-32337	10.5	12/8/05

10.25	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	10-K	001-32337	10.19	3/28/05

10.26	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	8-K	001-32337	10.2	7/25/05

10.27	Second Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	8-K	001-32337	10.4	12/8/05

10.28	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	10-K	001-32337	10.20	3/28/05

10.29	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	8-K	001-32337	10.1	7/25/05

10.30	Second Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	8-K	001-32337	10.3	12/8/05

10.31	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and David Geffen	10-K	001-32337	10.21	3/28/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.32	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Steven Spielberg	10-K	001-32337	10.22	3/28/05

10.33	Credit Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc. and the lenders party thereto	10-K	001-32337	10.23	3/28/05

10.34	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/05

10.35	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.					X

10.36	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/05

10.37	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/05

10.38	Subordinated Loan Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and Home Box Office, Inc.	10-K	001-32337	10.27	3/28/05

10.39	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/05

10.40 †	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/05

10.41 †	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/05

14	Code of Ethics	10-K	001-32337	14	3/28/05

21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X

23.1	Consent of Ernst & Young LLP					X

24.1	Powers of Attorney					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has been requested by DreamWorks Animation SKG, Inc. with respect to the redacted portions of this agreement.
††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.