Form 10-Q
period 2006-03-31
DreamWorks Animation SKG, Inc.
filed 2006-05-03
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of April 28, 2006, there were 52,380,755 shares of Class A common stock, 50,842,414 shares of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(in thousands,
	except par value and share amounts)
Assets
Cash and cash equivalents	$505,472	$403,796
Trade accounts receivable, net of allowance for doubtful accounts	4,601	10,186
Receivable from affiliate, net of allowance for doubtful accounts	—	97,991
Receivables from employees	1,625	1,082
Film inventories, net	577,384	535,886
Property, plant, and equipment, net of accumulated depreciation and amortization	84,490	85,293
Deferred costs, net of amortization of $2,369, and $2,173, respectively	2,809	3,005
Income taxes recoverable	25,084	35,851
Deferred taxes, net	60,445	80,175
Goodwill	34,216	34,216
Prepaid expenses and other assets	34,241	25,695

Total assets	$1,330,367	$1,313,176

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$7,817	$7,201
Payable to affiliate	—	2,667
Payable to Paramount	43,650	—
Payable to stockholder	47,579	73,789
Accrued liabilities	50,908	55,014
Other advances and unearned revenue	45,277	30,863
Obligations under capital leases	2,056	2,264
Universal Studios advance	—	75,000
Bank borrowings and other debt	117,595	117,267

Total liabilities	314,882	364,065
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 52,636,138 and 52,556,483 shares issued, as of March 31, 2006 and December 31, 2005, respectively	526	526
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 50,842,414 shares issued and outstanding	508	508
Class C common stock, par value $.01 per share, one share authorized and issued and outstanding	—	—
Additional paid-in capital	738,203	683,857
Retained earnings	282,233	269,905
Less: Treasury stock, at cost, 268,792 and 256,805 shares, as of March 31, 2006 and December 31, 2005, respectively	(8,926)	(8,626)

Total stockholders’ equity	1,012,544	946,170

Total liabilities and stockholders’ equity	$1,330,367	$1,313,176

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands,
	except per share amounts)
Operating revenue	$60,096	$166,959
Costs of revenue	26,954	80,419

Gross profit	33,142	86,540
Selling, general and administrative expenses	18,707	17,396

Operating income	14,435	69,144
Interest income (expense), net	4,766	(6)
Other income (expense), net	1,460	(287)
Increase in income tax benefit payable to stockholder	(3,790)	—

Income before income taxes	16,871	68,851
Provision for income taxes	4,543	23,178

Net income	$12,328	$45,673

Basic net income per share	$0.12	$0.44
Diluted net income per share	$0.12	$0.44
Shares used in computing net income per share
Basic	103,188	102,985
Diluted	103,645	104,616

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2006	2005
	(in thousands)
Operating activities
Net income	$12,328	$45,673
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film inventories	25,932	77,269
Stock compensation expense	4,758	4,556
Depreciation and amortization	1,979	1,947
Revenue earned against advances and unearned revenue	(3,781)	(1,061)
Deferred taxes, net	19,730	—
Change in operating assets and liabilities:
Trade accounts receivable	5,585	7,769
Receivables from employees	(543)	185
Receivable from/Payable to Distributor for Distribution and Services Agreements	138,974	310,072
Film inventories	(68,544)	(90,103)
Prepaid expenses and other assets	(8,546)	(15,154)
Payable to stockholder	(26,210)	—
Accounts payable and accrued expenses	(3,545)	(6,743)
Income taxes	(15,558)	22,982
Advances and unearned revenue	19,697	19,845

Net cash provided by operating activities	102,256	377,237

Investing activities
Purchases of property, plant, and equipment	(652)	(1,737)

Net cash used in investing activities	(652)	(1,737)

Financing Activities
Bank borrowings and other debt	—	4,837
Payments on capital leases	(208)	(195)
Receipts from exercise of stock options	464	1,769
Excess tax benefits from employee equity awards	116	—
Purchase of treasury stock	(300)	(42)
Paramount signing bonus deemed a contribution from controlling stockholders	75,000	—
Repayment of Universal Studios advance	(75,000)	—

Net cash provided by financing activities	72	6,369

Increase in cash and cash equivalents	101,676	381,869
Cash and cash equivalents at beginning of period	403,796	63,134

Cash and cash equivalents at end of period	$505,472	$445,003

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$256	$196

Cash paid during the period for interest, net of amounts capitalized	$61	$1,086

Supplemental disclosure of non-cash operating activities:
Transfer on January 31, 2006 of net receivable from affiliate to Paramount for Distribution and Services Agreements	$102,509	$—

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business

DreamWorks Animation has been developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) since its formation in 1994. On October 27, 2004 (“Separation Date”), the Company was spun off from DreamWorks Studios. As a result of the separation from DreamWorks Studios (the “Separation”), the assets and liabilities that comprised the animation business of DreamWorks Studios were transferred to DreamWorks Animation SKG, Inc., the entity through which the Company now conducts its business. Immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. The consolidated financial statements of DreamWorks Animation SKG, Inc. present the stand-alone financial position, results of operations, and cash flows of the of DreamWorks Animation SKG, Inc. subsequent to the Separation Date. The consolidated financial statements of the Company after the Separation Date include the accounts of DreamWorks Animation SKG, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the accompanying consolidated financial statements and footnotes, “DreamWorks Animation” or the “Company” are terms used interchangeably to refer to DreamWorks Animation SKG, Inc. as well as its predecessor.

The businesses and activities of the Company include the development, production and exploitation of animated films in the domestic and international theatrical, home entertainment, television and other markets, as well the activities of its consumer products division. At the Separation, DreamWorks Studios and DreamWorks Animation were effectively under common ownership and control.

Distribution and Servicing Arrangements

For the period October 2004 through January 31, 2006, the Company was subject to a distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”). On January 31, 2006, DreamWorks Studios was acquired by Viacom Inc. and certain of its affiliates (collectively, “Viacom”) (the “Acquisition”), and as a result, the Company terminated the DreamWorks Studios Distribution Agreement. In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated its distribution and fulfillment services agreements (the “Universal Agreements”) with Universal Studios, Inc. and its affiliate (collectively, “Universal Studios”) pursuant to which Universal Studios distributed and marketed DreamWorks Studios’ films, including the Company’s, in international theatrical and worldwide home entertainment markets, excluding Japan, Korea and the People’s Republic of China. DreamWorks Studios contracted with Kadokawa Entertainment Inc. (“Kadokawa Entertainment”) to provide such services in Japan, and contracted with CJ Corporation and its affiliate CJ Entertainment (collectively, “CJ Entertainment”) to provide such services in Korea and the People’s Republic of China. The Company remains subject to the terms of the sub-distribution and servicing and licensing agreements entered into with CJ Entertainment and Kadokawa Entertainment.

As result of the Acquisition and in connection with the termination of the DreamWorks Studios Distribution Agreement, on January 31, 2006, the Company entered into a distribution agreement with Paramount Pictures Corporation, a subsidiary of Viacom, and its affiliates (collectively, “Paramount”) (the “Paramount Distribution Agreement”), and the Company’s wholly-owned subsidiary, DreamWorks Animation Home Entertainment, L.L.C. (“DreamWorks Animation Home Entertainment”), entered into a fulfillment services agreement (“Paramount Fulfillment Services Agreement”) with Paramount Home Entertainment, Inc. (“Paramount Home Entertainment”) and its affiliates. The Paramount Distribution Agreement and Paramount Fulfillment Services Agreement (collectively, the “Paramount Agreements”) became effective upon the closing of the Acquisition. Under the Paramount Agreements, the Company granted Paramount and its affiliates the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exclusive worldwide right to distribute all of the Company’s animated feature films and engaged Paramount and its affiliates, on an exclusive basis, to render worldwide home video fulfillment services and video-on-demand services through the later of (i) the Company’s delivery to Paramount of thirteen (13) new animated feature films, and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the Paramount Distribution Agreement. If the Company or Paramount terminates the Paramount Distribution Agreement, the Company’s existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements that the Company has pre-approved (such as the existing arrangements with CJ Entertainment and Kadokawa Entertainment).

The terms of both the DreamWorks Studios Distribution Agreement and the Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs. In addition, the Company’s then distributor is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. Both the DreamWorks Studios Distribution Agreement and the Paramount Agreements also provide that the Company’s then distributor is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue.

In addition, the Paramount Agreements provide that, if a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount and its affiliates to recoup its expenses under both the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement (on a combined basis), Paramount and its affiliates will not be entitled to recoup those costs from proceeds of the Company’s other feature films or direct-to-video films, and the Company will not be required to repay Paramount or its affiliates for such amounts. In addition, each of the Company’s films will be accounted for under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement on a combined basis for each film. In such regard, all revenues, expenses and fees under each of the agreements shall be fully cross-collateralized on a film-by-film basis but not between films.

Upon the effectiveness of the Paramount Distribution Agreement, Paramount paid to the Company a $75.0 million cash signing bonus, the proceeds of which the Company used to make a $75.6 million repayment of an advance, plus interest, to Universal Studios which the Company was contractually required to pay as part of the termination of DreamWorks Studios’ Universal Agreements (see Notes 5 and 6). In addition, pursuant to the Paramount Distribution Agreement, Paramount is obligated to pay the Company annual cost reimbursements during the period that the Company is delivering new films to Paramount (see Note 7).

In addition, as a result of the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements, DreamWorks Studios is no longer entitled to its $2 million annual exclusivity fee from Universal Studios for theme park activities in respect of films DreamWorks Studios theatrically releases in the domestic market (including the Company’s films). The Company was entitled to receive a portion ($1.8 million per year) of this annual exclusivity fee paid to DreamWorks Studios. As of January 31, 2006, neither the Company nor DreamWorks Studios will have any further right to this annual exclusivity fee. In connection with the termination, the Company paid $0.6 million to Universal Studios, which such amount represented the amount of the unearned portion of the exclusivity fee previously advanced to it. However, restrictions on the Company’s theme park activities contained in the Separation Agreement will continue to prohibit it from engaging in theme park activities other than through Universal Studios until such restrictions are no longer applicable.

In addition, upon the Separation, the Company entered into a services agreement with DreamWorks Studios (the “Services Agreement”) whereby DreamWorks Studios agreed to provide the Company with certain general

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and administrative services and corporate aircraft services (subject to the terms of a separate aircraft time-share agreement) and the Company provided certain services for DreamWorks Studios, including office space and certain general and administrative services. Under the Services Agreement, with the exception of corporate aircraft services, both parties reimbursed the other party for its actual costs incurred, plus 5%. The cost of corporate aircraft services is reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. As a result of the Acquisition, the parties agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for certain transitional periods, and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. DreamWorks Studios will continue to provide the Company with corporate aircraft services pursuant to the terms of the aircraft time-share agreement entered into in connection with the Services Agreement. In addition, under the terms of the Paramount Distribution Agreement, Paramount will also provide the Company at a minimal cost with certain production related services, including but not limited to film music licensing, archiving of film materials, casting and credits as well as information technology oversight, participation and residual accounting and travel.

Amendments to Holdco and Formation Arrangements

Prior to the Acquisition, DreamWorks Studios owned 525,929 shares of the Company’s Class A common stock. As a result of Viacom’s acquisition of DreamWorks Studios, Viacom acquired indirect beneficial ownership of the 525,929 shares of Class A common stock held by DreamWorks Studios.

In connection with the Separation, certain members of DreamWorks Studios formed DWA Escrow LLLP, a Delaware limited liability limited partnership (“Holdco”). Pursuant to the Formation Agreement, dated as of October 27, 2004 (the “Formation Agreement”), such members of DreamWorks Studios agreed to contribute a portion of the Company’s common stock they received in the Separation from DreamWorks Studios to Holdco in exchange for partnership interests in Holdco. Holdco’s initial partners were M&J K Dream Limited Partnership (“M&J K Dream”), M&J K B Limited Partnership (“M&J K B”), DG-DW, L.P. (“DG-DW”), DW Investment II, Inc. (“DWI II”), DW Lips, L.P. (“DW Lips”), Lee Entertainment L.L.C. (“Lee Entertainment”) and Vivendi Universal Entertainment LLLP (“VUE”). M&J K Dream, M&J K B, DG-DW, DWI II, DW Lips and Lee Entertainment are herein collectively referred to as the “Holdco Partners.” On January 31, 2006, in connection with the closing of Viacom’s acquisition of DreamWorks Studios, (i) VUE withdrew as a limited partner of Holdco and its limited partnership interest was liquidated and (ii) Viacom entered into a Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement (the “Subscription Agreement”) with the Company, Holdco, DreamWorks Studios and each of the Holdco Partners. Under the Subscription Agreement, Viacom (i) purchased a limited partnership interest in Holdco, (ii) became a party to the Limited Liability Limited Partnership Agreement of Holdco, dated as of October 27, 2004 (the “Holdco Agreement”), and (iii) received such rights as previously held by VUE under the Formation Agreement, Holdco Agreement and the Registration Rights Agreement dated as of October 27, 2004 among the Company, the Holdco Partners and other parties thereto (the “Registration Rights Agreement”). In addition, pursuant to the Subscription Agreement, DW LLC, Paramount and Viacom agreed to be bound by certain provisions contained in the Formation Agreement that restrict the ability of DW LLC, Paramount, Viacom and each of the Holdco Partners to dispose of, and to purchase, any shares of the Company’s Class A, Class B or Class C common stock.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”).

Certain amounts in the prior period’s statement of operations and statement of cash flows have been reclassified to conform to the current period’s presentation.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. For the three months March 31, 2006 and 2005, respectively, the Company had no items that were classified as other comprehensive income.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The Company adopted the FSP on January 1, 2006 and its adoption did not have a material effect on its results of operations, financial position or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement does not change the transition provisions of any existing accounting pronouncements. The Company adopted this pronouncement on January 1, 2006, and its adoption did not have a material effect on its results of operations, financial position or cash flows.

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

Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method. For the three months ended March 31, 2006 and 2005, options to purchase 2.4 million shares and 2.3 million shares, respectively, were not included in the calculation of diluted per share amounts because these options were anti-dilutive. In addition, options to purchase 0.8 million shares of common stock and 1.1 million shares of unvested restricted stock for the three months ended March 31, 2006, and options to purchase 0.7 million shares of common stock and 1.0 million shares of unvested restricted stock for the three months ended March 31, 2005, and 1.0 million performance stock awards for both three month periods granted to certain named executive officers were not included in the calculation of diluted net income per share, respectively, because the number of shares ultimately issued are contingent upon the Company’s performance against measures established for the performance period.

In addition, as a result of the acquisition of DreamWorks Studios by Viacom, on January 31, 2006 approximately 0.3 million of unvested restricted shares and 0.6 million of unvested options to purchase shares of the Company’s common stock were forfeited and cancelled, respectively. This represented the unvested portions of equity awards granted to certain employees of DreamWorks Studios under the Company’s Omnibus Plan as of such date. In addition, approximately 0.5 million of vested options to purchase shares of the Company’s common stock held by certain employees of DreamWorks Studios were also cancelled in connection with the Acquisition. These forfeited and cancelled equity awards did not materially impact the reported calculation of diluted net income per share for the three months ended March 31, 2006 as most were anti-dilutive.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Numerator:
Net income	$12,328	$45,673
Denominator:
Weighted average common shares and denominator for basic calculation	103,188	102,985

Weighted average effects of dilutive equity-based compensation awards
Employee stock options	231	514
Unvested restricted shares	226	1,117

Denominator for diluted calculation	103,645	104,616

Net income per share—basic	$0.12	$0.44
Net income per share—diluted	$0.12	$0.44

3. Advances

DreamWorks Studios received advances from Home Box Office, Inc. (“HBO”) against license fees payable for future film product under an exclusive multi-picture domestic pay television license agreement between HBO and DreamWorks Studios which is currently expected to extend through 2012. The actual term of the agreement is dependent upon DreamWorks Studios’ ability to grant its domestic pay television rights to HBO. This ability is dependent upon the number of films released by DreamWorks Studios in a given year and, in the case of a co-produced film, whether DreamWorks Studios retains the domestic pay television rights. Since the advances are identified for each film, the Company has been allocated the portion of the advances related to its animated features. The HBO domestic pay television license agreement remains unchanged despite the termination of the DreamWorks Studios Distribution Agreement. The Company recognized $0.3 million as revenue from such advances during both the three months ended March 31, 2006 and 2005, respectively, representing a portion of the license fee due from HBO upon availability of the underlying films. As of March 31, 2006 and December 31, 2005, there were $15.4 million and $2.4 million, respectively, in unrecognized advances from HBO. The Company is obligated to refund the advances if the advances exceed the license fees earned by the films in accordance with the HBO agreement.

In the normal course of business, the Company received advances for licensing of the Company’s animated characters from various customers on a worldwide basis. As of March 31, 2006 and December 31, 2005, the Company had unearned licensing advances of $23.1 million and $22.9 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Film Inventories

The following is an analysis of film inventories (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
In development:
Animated feature films	$45,514	$60,771
In production:
Animated feature films	340,107	263,367
In release, (net of amortization):
Animated feature films	191,763	211,748

Total film inventories	$577,384	$535,886

The Company anticipates that 81% of “in release” inventory as of March 31, 2006 will be amortized over the next three years. The Company further anticipates that 34% of “in release” inventory will be amortized over the next twelve months. These estimates do not include the cost of inventory for Over the Hedge, which is expected to be released on May 19, 2006.

The Company estimates that for the remainder of 2006, it will pay approximately $11.9 million of its contingent compensation and residual costs accrued as of March 31, 2006.

5. Financing Arrangements

Animation Campus Financing.    In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for the Company. In March 2002, the Company renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to the Company for an initial term of five-years which was subsequently extended through October 2009. This transaction was structured to qualify as an operating lease and obligated the Company to provide a residual value guarantee of approximately $61 million. The entire amount of the obligation, $73.0 million at March 31, 2006, is due and is payable in October 2009 and bears interest primarily at 30 day commercial paper rates (4.65% at March 31, 2006). The obligation is fully collateralized by the underlying real property. In connection with the adoption of Interpretation 46 “Consolidation of Variable Interest Entities” (“Interpretation 46”), the special-purpose entity has been consolidated by the Company as of December 31, 2003. For the three months ended March 31, 2006 and 2005, the Company recorded interest expense on this financing of $1.0 million and $0.7 million, respectively.

Universal Studios Advance.    In prior years, DreamWorks Studios entered into several agreements with Universal and its affiliates to provide international theatrical distribution and international and domestic home video fulfillment services. In accordance with these agreements, DreamWorks Studios received an advance against amounts due to DreamWorks Studios based on the projected net receipts, as defined, of pictures in release and pictures in production or pre-production. In October 2003, DreamWorks Studios entered into a new amended and restated agreement with Universal Studios (the “2003 Universal Agreement”). Pursuant to the 2003 Universal Agreement, Universal Studios agreed to pay to DreamWorks Studios an additional advance of $75 million (the “2003 Universal Studios Advance”). The entire 2003 Universal Studios Advance was based on projected net receipts, as defined, of the Company’s animated features released subsequent to December 31, 2002. As a result, 100% of the 2003 Universal Studios Advance was allocated to the Company and is reflected as the Universal Studios Advance in the accompanying consolidated balance sheets.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated the 2003 Universal Agreement. In connection with DreamWorks Studios’ termination of the Universal Agreements, the Company was required to repay the 2003 Universal Studios Advance, plus interest, totaling approximately $75.6 million, which such amount was repaid in January 2006.

Upon the termination of the DreamWorks Studios Distribution Agreement, the Company would have remained subject to the terms of the DreamWorks Studios’ 2003 Universal Agreement, including the obligation to pay distribution fees and to pay distribution expenses as they are incurred, unless and until (i) DreamWorks Studios had repaid all amounts it owed to Universal Studios, including in respect of investments and advances which aggregate $175 million as of January 31, 2006, (ii) the Company had repaid all amounts owed to Universal Studios, and (iii) Universal Studios had received an aggregate of $75 million of net proceeds from the sale of shares of the Company’s common stock. All three conditions were satisfied as of January 31, 2006, and the Company is no longer subject to the 2003 Universal Agreement.

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

As of March 31, 2006 and December 31, 2005 there were no borrowings outstanding on the credit facility.

HBO Subordinated Notes.    In connection with the Separation, the Company assumed $80 million of subordinated notes issued by DreamWorks Studios in December 2000 pursuant to a subordinated loan agreement, $30 million of which was repaid with the proceeds from the Company’s initial public offering. The subordinated notes bear interest in amount equal to the LIBOR rate plus 0.50% per annum (5.45% at March 31, 2006) and are due in November 2007. The subordinated notes are secured by a lien in favor of HBO that is junior to the security interest in certain exhibition rights related to DreamWorks Studios films. The subordinated notes are recorded net of a discount of $2.5 million and $2.8 million as of March 31, 2006 and December 31, 2005, respectively, which is to be amortized to interest expense over the remaining term of the subordinated loan agreement. Despite the fact that the DreamWorks Studios Distribution Agreement was terminated in January 2006, the Company remains obligated to continue to license its films to HBO under the terms of DreamWorks Studios’ license agreement with HBO. The terms of the notes require the Company to maintain certain financial ratios. Including the amortization of the discount, the Company recorded $1.0 million and $0.9 million of interest expense for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006 the Company was in compliance with all applicable debt covenants.

Interest capitalized to film inventories during the three months ended March 31, 2006 and 2005 totaled $2.5 million and $3.2 million, respectively.

6. Related Party Transactions

The DreamWorks Studios Distribution Agreement remained in effect through January 31, 2006. Pursuant to the DreamWorks Distribution Agreement, the Company incurred distribution fees payable to DreamWorks Studios of $3.7 million for the one-month period ended January 31, 2006, and $21.8 million for the three months ended March 31, 2005. As of December 31, 2005, the Company had a receivable from DreamWorks Studios of

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $98.0 million pursuant to the DreamWorks Studios Distribution Agreement. Upon Viacom’s acquisition of DreamWorks Studios on January 31, 2006, and in connection with the termination of the DreamWorks Studios Distribution Agreement and the effectiveness of the Paramount Agreements, DreamWorks Studios’ ending net cumulative recoupment position under the DreamWorks Studios Distribution Agreement, on a per film basis, was transferred to Paramount, the Company’s new distributor (see Note 7).

The terms of the original Services Agreement also remained in effect through January 31, 2006. Pursuant to the Services Agreement, the Company incurred costs from DreamWorks Studios of $1.1 million and DreamWorks Studios incurred costs from the Company of $0.4 million for the one-month period ended January 31, 2006. For the three months ended March 31, 2005, the Company incurred costs from DreamWorks Studios of $2.3 million and DreamWorks Studios reimbursed the Company $1.3 million. As of December 31, 2005, the Company had a net payable to DreamWorks Studios of approximately $2.7 million, associated with the Services Agreement.

The Company continues to provide services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. For the three months ended March 31, 2006 and 2005, revenue earned from licensing activities on behalf of DreamWorks Studios was not material.

In addition, upon the effectiveness of the Paramount Distribution Agreement, Paramount was required to pay the Company a $75 million signing bonus. As the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and as the Company and DreamWorks Studios were effectively under common control up to the closing of the Acquisition, the Company has recorded the $75 million signing bonus received from Paramount, which is $49 million on an after tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before tax, has been reflected in the accompanying statement of cash flows as a deemed contribution from controlling stockholders.

The Company has made loans to certain of its employees pursuant to various notes receivable arrangements. These arrangements require interest to be paid at rates ranging from 0% to 5.68%. Payments are due under terms ranging from 1 to 10 years. Amounts due at March 31, 2006 and December 31, 2005, are reflected in Receivables from Employees in the accompanying consolidated balance sheets. Interest income associated with these notes receivable for the three months ended March 31, 2006 and 2005 respectively was not material. As of March 31, 2006, the Company had no loans outstanding to named executive officers.

The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder (see Note 10).

7. Significant Customer, Segment and Geographic Information

The DreamWorks Studios Distribution Agreement remained in effect through January 31, 2006. Upon the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, Universal Studios remained a significant source of the Company’s revenue. If the DreamWorks Distribution Agreement had not been in effect, Universal Studios would have represented 80% of revenues for the one month ended January 31, 2006 and 94% of revenues for the three months ended March 31, 2005. Upon the effectiveness of Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 73.3% of total revenue for the two months ended March 31, 2006. Paramount was not a significant source of the Company’s total of revenue for the three months ended March 31, 2005.

Also in connection with the effectiveness of the Paramount Agreements, DreamWorks Studios’ ending net cumulative recoupment position under the DreamWorks Studios Distribution Agreement as of January 31, 2006,

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a per film basis, was transferred to Paramount (see Notes 1 and 6). As of March 31, 2006, the distribution and marketing expenses (including distribution fees) exceeded the revenues recorded for Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit. Pursuant to the Paramount Agreements, Paramount is responsible for all costs incurred in the distribution of the Company’s films and is entitled to recoup these distribution and marketing expenses incurred for Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit before the Company can record any future revenues from the exploitation of these films. As a result, Paramount must recoup approximately $13.2 million and $6.7 million, respectively, of Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit distribution and marketing costs in future periods before the Company recognizes any future revenues from its exploitation of these films under the Paramount Agreements.

As of March 31, 2006, the Company had a payable to Paramount (including the ending balance transferred by DreamWorks Studios on January 31, 2006) of approximately $43.7 million associated with the Paramount Agreements. This payable has no relationship to the unrecouped position of the two films described above. It results from timing differences of distribution and marketing costs incurred by Paramount for the Company’s films which are recognized in earlier periods than when these costs are paid to third parties. These payments to third parties in subsequent periods will have no impact to revenues previously reported to the Company.

In addition, Paramount is obligated to pay the Company an annual cost reimbursement during the period that the Company is delivering new films pursuant to the Paramount Distribution Agreement. The Company intends to allocate the total amount of these annual cost reimbursements during the period equally to each of the films delivered and to recognize the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film beginning with the release of Over the Hedge in May 2006. Accordingly, the Company has recorded the portion of the current year cost reimbursement billed to Paramount as deferred revenue in the accompanying consolidated balance sheets.

The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $33.9 million and $55.4 million, respectively, for the three months ended March 31, 2006 and 2005. Long-lived assets located in foreign countries were not material.

The following is an analysis of the Company’s revenue by film (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Sinbad: Legend of the Seven Seas	$3,438	$2,697
Shrek 2	4,390	8,571
Shark Tale	13,066	142,436
Madagascar	30,655	—
Wallace & Gromit: The Curse of the Were-Rabbit(1)	—	—
Film Library / Other(2)	8,547	11,791
Television Series	—	1,464

	$60,096	$166,959

(1)	This film was released on October 7, 2005. As of March 31, 2006, the cumulative distribution and marketing expenses incurred by the Company’s distributor exceeded the gross revenues. Accordingly, pursuant to the terms of the distribution and servicing arrangements, no revenue has yet been recorded by the Company with respect to this film.
(2)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, and Joseph: King of Dreams, Shrek, and Spirit: Stallion of the Cimmaron.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock-Based Compensation

In connection with the Separation, the Company’s Board of Directors approved the 2004 Omnibus Incentive Compensation Plan (“Omnibus Plan”) which provides for the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock equity awards to the Company’s employees, directors and consultants. In connection with the Omnibus Plan, the Company issued various equity awards to the employees of DreamWorks Studios upon the Separation. For those restricted stock grants issued to DreamWorks Studios employees, such value was accounted for as a dividend to DreamWorks Studios, based on the grant date fair value of the underlying stock. Upon Viacom’s acquisition of DreamWorks Studios, unvested restricted stock awards and all unvested and vested stock options to purchase shares of the Company’s stock held by employees of DreamWorks Studios who were not transferring to the Company were forfeited and cancelled. In accordance with the treatment of the original dividend to DreamWorks Studios, the dividend recorded to DreamWorks Studios was not adjusted for these forfeited and cancelled equity awards. For those DreamWorks Studios employees transferring to the Company, it was determined that the original terms of their equity awards were not modified. Accordingly, on January 31, 2006, the Company reversed $1.5 million of the original dividend to DreamWorks Studios with a corresponding decrease to Additional-Paid-in-Capital representing the unrecognized compensation cost of the unvested portion of the equity awards associated with transferred employees. Compensation costs related to the unvested portions of the equity awards of the transferred employees are being recognized on a straight-line basis over the remaining vesting period of the awards.

The Company adopted FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) as of January 1, 2005 and accordingly began to record stock-based compensation in accordance with its provisions. Under FAS 123R, the Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. During the three months ended March 31, 2006, the Company granted to its employees approximately 0.2 million of stock appreciation rights with a weighted average fair value of $11.99 and approximately 0.1 million shares of restricted stock with a weighted average fair value of $24.98. In addition, in the first quarter of 2006, the Company began to issue equity awards of stock appreciation rights and restricted shares subject to market-based conditions. During the three months ended March 31, 2005, the Company granted 0.7 million options to purchase the Company’s stock with a weighted average fair value of $20.88 and 1.0 million shares of restricted stock awards with a weighted average fair value of $36.43.

Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. The fair value of these stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 6.7 years and 7.4 years for the expected term and 40% and 50% for the expected volatility for the three months ended March 31, 2006 and 2005, respectively. As permitted by the Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment released by the Securities and Exchange Commission (“SEC”), the weighted average expected term is calculated as being equal to the average of the vesting term and contractual term of each stock option granted. In addition, in accordance with SAB 107, the estimated volatility for incorporates both historical volatility and the implied volatility of publicly traded options. For equity awards subject to market-based conditions, the Company uses a Monte Carlo simulation option-pricing model to determine the grant-date fair value. Compensation costs related to awards with a market-based conditions will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the three months ended March 31, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Total equity based compensation	$4,758	$4,556
Tax impact	(1,890)	(1,549)

Reduction in net income, net of tax	$2,868	$3,007

Compensation cost capitalized as a part of film inventory was $0.4 million for the three months ended March 31, 2006. There was no compensation cost capitalized to film inventory for the three months ended March 31, 2005. As of March 31, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $75.5 million. This cost will be amortized on a straight-line basis over a weighted average of 3.8 years.

9. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Salaries and benefits	$9,872	$4,094
Participations and residuals	23,397	24,799
Production costs	1,295	1,162
Occupancy	8,960	9,221
Accrued professional fees	1,675	9,195
Other accrued liabilities	5,709	6,543

	$50,908	$55,014

10. Income Taxes

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

The Company realized $39.3 million in tax benefits in 2005 as a result of the Tax Basis Increase, and recognized net deferred tax assets of $47.6 million, which represented the tax benefit the Company expected to realize in future years as of December 31, 2005. As discussed above, the Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, the Company recorded a liability to the stockholder’s affiliate of $73.8 million as of December 31, 2005. For the three months ended March 31, 2006, the Company recognized

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.5 million in net tax benefits as a result of the Tax Basis Increase and as a result, recorded a $3.8 million increase in income tax benefit payable to the stockholder’s affiliate. Also, the Company made a $30 million cash payment to the stockholder’s affiliate in the first quarter of 2006 related to tax benefits realized in 2005 from the Tax Basis Increase.

The Company’s effective tax rate (as a percentage of income before income taxes before increase in income tax benefit payable to stockholder) was 22% and 34% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate resulted from the net tax benefits from the Tax Basis Increase recognized for the three months ended March 31, 2006, compared to no such benefit recognized in the comparable period last year partially offset by lower permanent deductions recognized under the American Jobs Creation Act of 2004 in the current period compared to last year.

11. Legal Proceedings

Shareholder Class Action Suits.    Between June 1 and August 1, 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California. The eighth lawsuit, which was originally filed in the Superior Court of the State of California, has been removed to U.S. District Court for the Central District of California, and all of the purported shareholder class actions are consolidated and pending before a single judge. A lead plaintiff was appointed and a consolidated class action complaint was filed. The consolidated class action complaint asserted that the Company and certain of its officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and sought to recover damages on behalf of purchasers of the Company’s securities during the purported class period (October 28, 2004 to July 11, 2005). The Company, along with certain of its officers and directors, moved to dismiss the consolidated class action complaint, and in April 2006, the court granted the Company’s motion to dismiss on all claims. The court dismissed the claims relating to alleged material misstatements and omissions in connection with the Company’s initial public offering with prejudice, and dismissed the remaining claims without prejudice. Plaintiffs have 60 days from the order (or until June 12, 2006) to file an amended complaint on the claims dismissed without prejudice. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed, and ultimately consolidated, in the Superior Court of the State of California alleging various state statutory and common law claims against the Company (nominally and in a derivative capacity) and several of its officers and directors for allegedly violating their fiduciary duties to the Company by, among other things, permitting the Company to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against the Company (nominally and in a derivative capacity) and several of its officers and directors as those alleged in the state court derivative cases. These lawsuits generally assert, on behalf of the Company, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. The Company and its directors moved to dismiss both putative shareholder derivative actions. In February 2006, the Superior Court of the State of California entered an order staying the proceedings in the consolidated state court putative shareholder derivative action, pending resolution of the federal court action. In April 2006, the U.S. District Court for the Central District of California granted the Company’s motion to dismiss the federal putative shareholder derivative lawsuit, with prejudice. The Company intends to defend against these lawsuits vigorously. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2005, the Company received a letter addressed to its Board of Directors from a law firm purporting to represent one of the Company’s stockholders requesting that the Company investigate and institute proceedings pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, to recover proceeds from alleged sales of shares by certain selling stockholders in connection with the Company’s initial public offering. The Board has evaluated this demand and has responded that it will not institute proceedings.

Informal Inquiry by the SEC.    In July 2005, the Company announced that it had received a request from the staff of the SEC and are voluntarily complying with an informal inquiry concerning trading in the Company’s securities and the disclosure of the Company’s financial results on May 10, 2005. The SEC has informed the Company that the informal inquiry should not be construed as an indication that any violations of law have occurred. The Company is cooperating fully with the inquiry.

Other Matters.    From time to time the Company is involved in legal proceedings arising in the ordinary course of the Company’s business, typically intellectual property litigation and infringement claims related to the Company’s feature films, which could cause the Company to incur significant expenses or prevent the Company from releasing a film. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company’s feature films, which may affect the Company’s ability to continue to do so.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions made by management. Such statements include, in particular, statements about our plans, strategies and prospects. In some cases, forward-looking statements can be identified by the use of words such as “may”, “could”, “would”, “might”, “will”, “should”, “expect”, “forecast”, “predict”, “potential”, “continue”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “is scheduled for”, “targeted”, and variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements as a result of various factors, including but not limited to those risks and uncertainties listed under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”), in our other filings with the Securities and Exchange Commission (the “SEC”) or in materials incorporated therein by reference.

Particular attention should be paid to the cautionary language set forth in Part I, Item 1A—“Risk Factors” of our 2005 Annual Report under the following headings:

•	“Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky”;

•	“Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business”;

•	“Our operating results fluctuate significantly”;

•	“The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements”;

•	“Our scheduled releases of CG animated feature films will place a significant strain on our resources”;

•	“We are dependent on Paramount for the distribution and promotion of our feature films and related products”;

•	“Internal control assessments at our new third party distribution partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting”;

•	“Failure to successfully manage and complete the transition to Paramount as our new distribution partner may result in a disruption of our operations and may have an adverse impact on our financial results”; and

•	“DreamWorks Studios provides us with certain services, which when terminated will likely increase our costs in future periods.”

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

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained elsewhere in this Quarterly Report as well as our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2005 Annual Report, as filed with the SEC on March 10, 2006, which contains additional information concerning our financial statements. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC, including our 2005 Annual Report and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

Our business (the “Animation Business”) consists of the development, production and exploitation of animated films in the domestic and international theatrical, home entertainment, television and other markets, including licensing and merchandising. Prior to the Separation Date, we were a division of DreamWorks Studios and our operations were conducted through DreamWorks Studios. Prior to the Separation Date, DreamWorks Studios was engaged primarily in the businesses of developing, producing and distributing live action and animated feature films. On the Separation Date, we were spun off from DreamWorks Studios. As a result of the Separation, the assets and liabilities that comprised the Animation Business were transferred to DreamWorks Animation SKG, Inc., the entity through which we now conduct our business. Prior to the Separation, our assets, liabilities and operating results were included in DreamWorks Studios’ financial statements.

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

Our unaudited consolidated financial statements, which are discussed below, reflect the historical financial position, results of operations and cash flows of the Animation Business transferred to us on October 27, 2004 and thereafter operated by us as a stand-alone company. The financial information, however, does not reflect what our financial position, results of operations and cash flows will be in the future or what our financial position, results of operations and cash flows would have been in the past had we been a separate, stand-alone company prior to October 27, 2004.

Recent Developments

New Distribution Relationship with Paramount Pictures Corporation

We terminated our distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”) upon the closing of the acquisition of DreamWorks Studios by Viacom Inc. and certain of its affiliates (collectively, “Viacom”) on January 31, 2006 (the “Acquisition”). At the same time, we entered into an exclusive distribution agreement with Paramount Pictures Corporation, a subsidiary of Viacom, and its affiliates (collectively, “Paramount”) (the “Paramount Distribution Agreement”), and our wholly- owned subsidiary, DreamWorks Animation Home Entertainment, L.L.C. (“DreamWorks Animation Home Entertainment”), entered into an exclusive fulfillment services agreement (the “Paramount Fulfillment Services Agreement”) with an affiliate of Paramount. Under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement (collectively, the “Paramount Agreements”), we granted Paramount and its affiliates the exclusive right to distribute our films in theatrical, home entertainment and television markets on a worldwide basis through the later of (i) our delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012. Additional information regarding our new distribution and fulfillment services arrangements with Paramount and its affiliates, as well as of the DreamWorks Studios Distribution Agreement, is provided below. For a detailed description of our new distribution and fulfillment services arrangements with Paramount and its affiliates, as well a as description of the DreamWorks Studios Distribution Agreement, please see our 2005 Annual Report under Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement”, respectively.

In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated the Universal Agreements (defined below). In connection therewith, we were required to pay $75.6 million as a repayment of an advance, plus interest, due to Universal Studios. We used the $75 million signing bonus we received from Paramount under the terms of the Paramount Distribution Agreement towards this repayment to Universal Studios. As the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and as we and DreamWorks Studios were effectively under common control at the time of DreamWorks Studios’ acquisition by Viacom, we have recorded the $75 million signing bonus from Paramount, which is approximately $49 million on an after tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before taxes, has been reflected in the statement of cash flows as a deemed contribution from controlling stockholders. Furthermore, Paramount is also obligated to pay us an annual cost reimbursement pursuant to the Paramount Distribution Agreement. We intend to allocate the total amount of these annual cost reimbursements during the period equally to each of the films delivered and to recognize the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film beginning with the release of Over the Hedge in May 2006.

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

To provide for an orderly transition of distribution and fulfillment services of our films, Universal Studios, as our approved worldwide fulfillment service provider under the DreamWorks Studios Distribution Agreement, will continue to provide us with fulfillment and other services for those films we theatrically released prior to February 1, 2006. Universal Studios and has agreed to continue to provide such services to us for a transition period up through approximately the second fiscal quarter of 2006 in the U.S. and Canada, as well other territories.

Distribution and Servicing Arrangements

For the period beginning October 1, 2004 to January 31, 2006, our films were distributed in the domestic theatrical and worldwide television market directly by DreamWorks Studios and in the international theatrical and worldwide home entertainment markets primarily by Universal Studios Inc. (“Universal Studios”) pursuant to an international theatrical distribution agreement and a worldwide home video fulfillment services agreement (collectively, the “Universal Agreements”), as an approved subdistributor and fulfillment service provider of DreamWorks Studios, in each case pursuant to the terms of the DreamWorks Studios Distribution Agreement. Effective January 31, 2006, the worldwide theatrical and television distribution and home video fulfillment services for our films released after January 31, 2006 are provided by Paramount and, as a result, our results after January 31, 2006 are reflective of our new agreements with Paramount. For a detailed description of our new distribution and fulfillment services arrangements with Paramount and its affiliates, as well a as description of the DreamWorks Studios Distribution Agreement, please see our 2005 Annual Report under Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement”, respectively.

In general, we are responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Our distributor and fulfillment service providers are responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, manufacturing, advertising, marketing, publicizing and promotion of each film in all media. Our distributor and fulfillment service providers are entitled to (i) retain a fee of 8.0% of revenue (without deduction for distribution, manufacturing, and marketing costs and third-party distribution and fulfillment services fees and sales agent fees), and (ii) recoup all of their distribution and marketing costs and home video fulfillment costs with respect to our films on a title-by-title basis prior to us recognizing any revenue. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for our distributor or fulfillment service provider to recoup their expenses, our distributor and fulfillment service provider will not be entitled to recoup those costs from the proceeds of our other feature films or direct-to-video films, and we will not be required to repay the distributor or fulfillment service provider for such amounts. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement” and “Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” of our 2005 Annual Report for descriptions of our distribution and servicing arrangements with DreamWorks Studios and Paramount.

Sources of Revenue

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Revenue from these domestic and international distribution channels are subject to our distribution and servicing arrangements with our then current distributor and fulfillment service provider. Beginning in the fourth quarter of 2004 and continuing through the period ended January 31, 2006, our results reflect the effects of our distribution and other arrangements with DreamWorks Studios. Effective February 1, 2006, our results reflect our new distribution and other arrangements with Paramount. In addition, and separate from the activity governed by the distribution and fulfillment services agreements, we earn revenue from the licensing and merchandising of our films and characters in markets around the world.

Our films are distributed in foreign countries and, in recent years, we derived approximately one-third of our revenue from foreign sources. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 3 of this Quarterly Report.

Our historical financial statements do not reflect any material allocations of revenue from DreamWorks Studios, and we do not expect any material allocations in the future from Paramount or its affiliates.

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

Costs of Revenue

Under our distribution arrangements, our costs of revenue include the amortization of capitalized production, overhead and interest costs, contingent compensation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs, but generally do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenue to the extent that we caused our distributor to make additional expenditures in excess of agreed amounts. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement” and “Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” of our 2005 Annual Report for descriptions of our distribution and servicing arrangements with DreamWorks Studios and Paramount. Exclusive of our distribution arrangements, our costs of revenue include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

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

In addition, at the time of the Separation, we entered into a services agreement with DreamWorks Studios (the “Services Agreement”) whereby DreamWorks Studios agreed to provide us with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration, procurement and other general support services. In addition, pursuant to the Services Agreement, we provided DreamWorks Studios office space at our Glendale facility, facilities management, information technology purchasing services and limited legal services. As a result of Viacom’s acquisition of DreamWorks Studios, we agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for certain transitional periods and, (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. As of the date of this Quarterly Report, DreamWorks Studios continues to provide us certain payroll, information technology and tax services, as well as a small amount of office space, and we continue to provide DreamWorks Studios with office space, engineering, trademark, and information technology equipment procurement services. After the terms of Services Agreement terminate, we will assume the services previously provided by DreamWorks Studios. We anticipate that our assumption of these services previously provided by DreamWorks Studios combined with the impact of DreamWorks Studios no longer reimbursing us for services we provide or provided to them (such as office space) will increase our selling, general and administrative costs. In addition, DreamWorks Studios will continue to provide us with corporate aircraft services pursuant to the terms of the aircraft time-share agreement entered into in connection with the Services Agreement. The cost of corporate aircraft services will continue to be reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. If DreamWorks Studios were to no longer provide us with corporate aircraft services under the time-share agreement, we would need to seek an alternative source of corporate aircraft services which would likely result in an increase in our aviation costs incurred.

Under the terms of the Paramount Distribution Agreement, Paramount has also agreed to provide us at a minimal cost with certain production related services, including but not limited to film music licensing, archiving of film materials, casting and credits as well as information technology oversight, participation and residual accounting and travel.

Results of Operations

For the one-month period ended January 31, 2006 and for the three-month period ended March 31, 2005, our results of operations reflect the effects of our distribution and other arrangements with DreamWorks Studios under the DreamWorks Studios Distribution Agreement. Effective February 1, 2006, our results of operations reflect our new distribution and other arrangements with Paramount.

Our operating revenue was $60.1 million and $167.0 million for the three months ended March 31, 2006 and 2005, respectively. Our net income for the three months ended March 31, 2006 and 2005 was $12.3 million and $45.7 million respectively.

Three Months Ended March 31, 2006, compared to Three Months Ended March 31, 2005

For the three months ended March 31, 2006, our operating results were primarily driven by worldwide home entertainment sales of Madagascar. We did not recognize any revenue for Wallace & Gromit: The Curse of the Were-Rabbit for the three months ended March 31, 2006 as our distributor has not yet recovered its distribution and marketing costs associated with the film’s release in both the worldwide theatrical and home entertainment markets.

In addition, for the three months ended March 31, 2006, the cumulative distribution and marketing expenses (including distribution fees) incurred by our distributor exceeded the cumulative gross revenues recorded for Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit. Pursuant to our distribution and servicing arrangements, our distributor is responsible for all costs incurred in the distribution of the our films and is entitled to recoup these distribution and marketing expenses incurred for Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit before we can record any future revenues from the exploitation of these films. As a result, our distributor must recoup approximately $13.2 million and $6.7 million, respectively, of Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit distribution and marketing costs in future periods before we recognize any revenues from the exploitation of these films.

Revenue.    Revenue was $60.1 million for the three months ended March 31, 2006, a decrease of $106.9 million as compared to revenue of $167.0 million for the three months ended March 31, 2005. This decrease in revenue was primarily because, as discussed above, we did not recognize any revenue in the first quarter of 2006 from our 2005 fourth quarter theatrical release Wallace & Gromit: The Curse of the Were-Rabbit as compared to the first quarter of 2005, during which we recognized revenue associated with Shark Tale (domestic theatrical release early in the fourth quarter of 2004) as our distributor had already recovered its distribution and marketing costs for this film.

Film revenue for the three months ended March 31, 2006 was primarily driven by worldwide home entertainment sales of Madagascar. During the three months ended March 31, 2006, Madagascar generated total revenue of $30.7 million, including revenue earned through merchandising and licensing. Shark Tale contributed additional revenue of $13.1 million earned in the international pay television and worldwide home entertainment markets and Shrek 2 contributed additional revenue of $4.4 million earned through merchandising and licensing. Our other films contributed $11.9 million of revenue generated in a variety of markets.

Film revenue for the three months ended March 31, 2005 was primarily driven by Shark Tale in the worldwide home entertainment market. During the three months ended March 31, 2005, Shark Tale generated total revenue of $142.4 million, including revenue earned through merchandising and licensing. Shrek 2 contributed $8.6 million of revenue earned through merchandising and licensing. Our other films contributed $16.0 million of revenue, including $5.7 million of revenue from Shrek in the worldwide home entertainment market.

Costs of Revenue.    Costs of revenue primarily represent the amortization of capitalized film costs, contingent compensation and residuals. Amortization costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory due to changes in the estimated fair value of unamortized film inventory, as required by the SOP. Costs of revenue were $27.0 million in the three months ended March 31, 2006, as compared to $80.4 million in the three months ended March 31, 2005. This decrease in costs of revenue was primarily due to lower amortization of capitalized films costs associated with lower revenues earned by the films in release.

Amortization for released films as a percentage of film revenue in the three months ended March 31, 2006 was 43.1%, compared to 47.1% for the three months ended March 31, 2005. The decrease in amortization as a percentage of film revenue for the three months ended March 31, 2006 was primarily due to the change in the mix of films earning revenue. The primary driver of revenue for the first quarter of 2005 was Shark Tale, which, due to the size of its Ultimate Revenue in comparison to capitalized costs, had a higher amortization percentage as compared to Madagascar, the primary driver of revenue for the first quarter of 2006.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $18.7 million (including $4.8 million of stock compensation expense) for the three months ended March 31, 2006 as compared to $17.4 million (including a stock compensation expense of $4.6 million) for the three months ended March 31, 2005. Net of the stock compensation costs for 2005 and 2004 which is described in more detail below, this $1.3 million increase was primarily due to increased corporate costs to accommodate the increased demands of a public company (including compliance with the requirements of the Sarbanes-Oxley Act of 2002).

Stock Compensation Expense.    Stock compensation expense was $4.8 million for the three months ended March 31, 2006, as compared to $4.6 million for the three months ended March 31, 2005. The increase in stock compensation expense resulted from additional grants of equity awards to our employees.

Interest Income (Expense).    Total interest income, net of expense, was $4.8 million for the three months ended March 31, 2006 as compared to total interest expense, net of income, of less than $0.1 million for the three months ended March 31, 2005. The approximate $4.8 million net increase in interest income was primarily due to a $1.1 million decrease in interest expense associated with the Universal advance which was repaid in January 2006 (as discussed below), and an increase of $3.8 million in interest income earned on higher balances of cash and cash equivalents.

Other Income (Expense).    Total other income, net of expense, was $1.5 million for the three months ended March 31, 2006 as compared to total other expense, net of income, of $0.3 million for the three months ended March 31, 2005. This $1.8 million net increase in other income was primarily due to an increase in other income recognized in connection with preferred vendor arrangements and the expense recorded in 2005 associated with the change in fair value of certain foreign exchange transactions which did not qualify for special hedge accounting. These foreign exchanges transactions were terminated in June 2005.

Increase in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of the Separation (“Tax Basis Increase”), we have recognized $4.5 million in net tax benefits as a reduction in the provision for income taxes for the three months ended March 31, 2006. As discussed below in “—Critical Accounting Policies—Provision for Income Taxes”, we are obligated to remit to such affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an expense of $3.8 million to increase income tax benefit payable to stockholder for the three months ended March 31, 2006. No such benefit was recognized in the comparable period last year.

Provision for Income Taxes.    For the three months ended March 31, 2006 and 2005, we recorded a provision for income taxes of $4.5 million and $23.2 million, respectively. Our effective tax rate (as a percentage of income before income taxes before increase in income tax benefit payable to stockholder) was 22% and 34% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate resulted from the net tax benefits from the Tax Basis Increase recognized for the three months ended March 31, 2006 compared to no such benefit recognized in the comparable period last year partially offset by lower permanent deductions recognized under the American Jobs Creation Act of 2004 in the current period compared to last year.

Operating Results.    The three months ended March 31, 2006 resulted in operating income of $14.4 million and net income of $12.3 million, as compared to operating income of $69.1 million and net income of $45.7 million for the three months ended March 31, 2005. This decrease in operating results was primarily because we did not recognize any revenue in the first fiscal quarter of 2006 from our 2005 fourth quarter theatrical release of Wallace & Gromit: The Curse of the Were-Rabbit, as compared to the first fiscal quarter of 2005, during which we recognized revenue from Shark Tale, which was released in the domestic theatrical market early in the fourth quarter of 2004.

Revolving Credit Facility

In connection with the Separation, we entered into a five-year $200 million revolving credit facility with a number of banks, including JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., and affiliates of certain of the other underwriters for our initial public offering. We intend to use the credit facility, which is secured by substantially all of our assets, to fund our working capital needs. As of May 1, 2006, we had no outstanding borrowings on our revolving credit facility. The maximum amount of borrowings available to us under the credit facility is the lesser of $200 million and an available amount generally determined by applying an advance rate of 67% against estimated receipts from all sources (net of estimated cash expenses directly associated with such receipts) for all of our released films and an advance rate of 100% against our cash on hand to the extent the lenders have a perfected security interest in such cash and by reducing such available amount by the amount of our outstanding debt (other than subordinated debt owing to HBO and up to $50 million of other subordinated debt). Interest on borrowed amounts is determined at either a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, we pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more than $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires us to maintain certain financial ratios and has customary terms that restrict our ability to make fundamental changes to our business, sell assets, incur secured debt, declare dividends and make other distributions. As of March 31, 2006, we were in compliance with all financial ratios with which we are required to comply under the credit agreement.

Universal Studios Advance

As part of their distribution and home video fulfillment services relationship, DreamWorks Studios and Universal Studios entered into agreements pursuant to which Universal Studios advanced amounts to DreamWorks Studios. In October 2003, Universal Studios agreed to advance to DreamWorks Studios a maximum of $75 million, which was based on the projected net receipts of our animated feature films released subsequent to December 2002 (the “2003 Universal Studios Advance”). The 2003 Universal Studios Advance carried an effective annualized interest rate of 8.75% and matured, subject to certain conditions, upon the expiration or termination of the Universal Agreements. We assumed the obligation to repay the entire 2003 Universal Studios Advance and agreed to comply with its terms and conditions. As a result of Viacom’s acquisition of DreamWorks Studios, and as a requirement of DreamWorks Studios to terminate the Universal Agreements, we repaid the 2003 Universal Studios Advance, plus interest, in January 2006 in the amount of $75.6 million.

HBO Subordinated Debt

In connection with the Separation, we assumed $80 million of subordinated notes issued by DreamWorks Studios to HBO in December 2000 pursuant to a subordinated loan agreement, $30 million of which we repaid with proceeds of our initial public offering. The subordinated notes bear interest in an amount equal to the LIBOR rate plus 0.50% per annum (5.46% at March 31, 2006) and are due in November 2007. Subject to the consent of the lenders under our revolving credit facility (or any replacement senior credit facility), we are able to prepay all or a portion of the principal amount of the subordinated notes. The notes are not subject to any sinking fund obligations.

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

Glendale Campus

In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to us for an initial term of five-years which was subsequently extended through October 2009. This transaction was structured to qualify as an operating lease and obligated us to provide a residual value guarantee of approximately $61 million. The entire amount of the obligation, $73.0 million at March 31, 2006, is due and is payable in October 2009. The obligation is fully collateralized by the underlying real property and bears interest primarily at 30 day commercial paper rates (4.65% at March 31, 2006). In connection with the adoption of Interpretation 46, the special-purpose entity has been consolidated as of December 31, 2003 in our audited consolidated financial statements.

Liquidity and Capital Resources

The Company’s operating activities for the three months ended March 31, 2006 generated adequate cash to meet our operating needs. As of March 31, 2006 we had cash and cash equivalents totaling $505.5 million, a $101.7 million increase compared to $403.8 million at December 31, 2005. The principal components of the increase in cash and cash equivalents were cash generated from operating activities of $102.3 million, the cash signing bonus of $75 million received pursuant to the Paramount Distribution Agreement and proceeds of $0.5 million from the exercise of employee stock options, as offset by the $75.6 million repayment of the 2003 Universal Studios Advance, plus interest, and $0.7 million invested in equipment. For the next twelve months we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Three months ended
	March 31, 2006	March 31, 2005
	(in thousands)
Net cash provided by operating activities	$102,256	$377,237
Net cash (used in) investing activities	(652)	(1,737)
Net cash provided by financing activities	72	6,369

Cash provided by operating activities for the first three months of 2006 was $102.3 million and was primarily attributable to collection of revenue earned in 2005 for Madagascar’s theatrical release and continuing worldwide home entertainment revenue from Madagascar, partially offset by a $30 million payment to an affiliate of a stockholder related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and contingent compensation. Cash provided by operating activities for the first three months of 2005 was $377.2 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home video revenue from Shrek 2, partially offset by film production spending and contingent compensation.

Cash used in investing activities for the first three months of 2006 and 2005 was $0.7 million and $1.7 million, respectively, primarily due to the investment in equipment.

Cash provided by financing activities for the three months ended March 31, 2006 and 2005, was approximately $0.1 million and $6.4 million, respectively. For the first quarter of 2006, cash provided by financing activities consisted primarily of the $75 million signing bonus received from Paramount pursuant to terms of the Paramount Distribution Agreement and cash used in financing activities consisted mainly of the $75 million repayment of the 2003 Universal Studios Advance to Universal Studios due in connection with the termination of the Universal Agreements by DreamWorks Studios (the repayment of the $0.6 million of interest is reflected in operating activities). During the first three months of 2005, cash provided by financing activities was primarily from loan proceeds for the financing of one of our films and proceeds from the exercise of stock options.

For the remainder of 2006, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $177 million.

Contractual Obligations.    As of March 31, 2006, we had contractual commitments to make the following payments (in thousands):

Contractual Cash Obligations	Payments Due by Period
	Remainder of 2006	2007-2008	2009-2010	2011 and Thereafter	Total
Operating leases, net of sublease income	$6,576	$9,647	$9,238	$7,619	$33,080
Named executive officers’ employment agreements	2,813	6,794	1,983	—	11,590
Glendale animation campus note payable(1)	—	—	73,000	—	73,000
HBO subordinated debt(2)	—	50,000	—	—	50,000
Capital leases(3)	747	1,328	—	—	2,075

Total contractual cash obligations	$10,136	$67,769	$84,221	$7,619	$169,745

(1)	We operate an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to us for an initial term of five-years which was subsequently extended through October 2009. In accordance with the provisions of Interpretation 46, we have included the asset, debt and non-controlling interest on our combined balance sheet as of March 31, 2006 and December 31, 2005. We expect to refinance this obligation prior to its maturity. In addition to the principal amount of $73 million that is due in October 2009, we are obligated to pay interest based primarily on 30 day commercial paper rates (4.65% at March 31, 2006).
(2)	In connection with the Separation, we assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which we repaid with proceeds from our initial public offering. In addition to the principal amount of $50 million due in November 2007, the Company is obligated to pay interest at the LIBOR rate plus 0.50% (5.46% at March 31, 2006).
(3)	Includes $0.2 million of imputed interest.

As of March 31, 2006, the Company has non-cancelable talent commitments totaling approximately $10.7 million that are payable over the next five years.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For a summary of our significant accounting policies, including the accounting policies described below, see Note 1 of the Consolidated Financial Statements in the 2005 Annual Report.

We do not believe that the effectiveness of our agreements with Paramount has had a significant impact on the critical accounting policies and estimates described below.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned, as reasonably determinable in accordance with the SOP. The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. Revenue from the theatrical distribution of films is recognized at the later of (i) when films are exhibited in theaters or (ii) when theatrical revenues are reported to us by third parties, such as third party distributors.

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

Under our distribution and servicing arrangements with our distributor, we recognize revenue net of reserves for returns, rebates and other incentives after our distributor (i) retains a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovers all of its distribution and marketing costs with respect to our films on a title-by-title basis.

Because a third party serves as the principal distributor of our films, in accordance with the SOP, the amount of revenue that we recognized from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. Although our distributor has agreed to provide us with the most current information available to enable us to recognize our share of revenue, management may make adjustments to that information based on its estimates and judgments. For example, management may make adjustments to revenue derived from home video units for estimates of return reserves, rebates and other incentives that may differ from those that the distributor recommends. The estimates of reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Management also reviews expense estimates and may make adjustments to these estimates in order to ensure that net operating revenues are accurately reflected in the financial statements. In addition, as is typical in the movie industry, our distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on our operating results in later periods.

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

Amortization.    Once a film is released, the amount of film inventory relating to that film, including film production costs and contingent compensation and residual costs, is amortized and included in costs of revenue in the proportion that the revenue during the period for each film Current Revenue bears to the estimated total revenue to be received from all sources for each film Ultimate Revenue under the individual-film-forecast-computation method in accordance with the provision of the SOP. The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from our distributor, and our knowledge of the industry. Estimates of Ultimate Revenue and anticipated contingent compensation and residual costs are reviewed periodically and are revised if necessary. A change to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis in accordance with the requirements of the SOP. If estimated remaining revenue is not sufficient to recover the unamortized film inventory for that film, the unamortized film inventory will be written down to fair value determined using a net present value calculation.

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

Marketing and Distribution Expenses.    The costs of marketing a film consist primarily of prints and advertising costs, as well as third-party distribution and fulfillment services fees. Print costs are expensed upon the theatrical release of a film, and advertising and third-party distribution and fulfillment services fees are expensed as incurred in accordance with the SOP. Manufacturing costs (including duplication and replication) related to home video units are expensed when the related product revenue is recognized. We periodically evaluate inventories of such products for impairment and obsolescence and make appropriate adjustments to their carrying value as necessary. As described above, pursuant to our distribution and servicing arrangements, our distributor is generally responsible for all costs associated with the distribution and marketing of our films. Our revenue is also net of the distribution and marketing costs that our distributor recoups, as well as its 8.0% distribution fee. Exclusive of our distribution arrangements, we record direct costs for sales commissions to outside third parties for the licensing and merchandise of our characters which are expensed as incurred.

Stock-Based Compensation

We adopted FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) as of January 1, 2005 and accordingly began to record stock-based compensation in accordance with its provisions. Under FAS 123R, we recognize compensation costs for equity awards granted to our employees based on their grant-date fair value. Most of our equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. The fair value of these stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 6.7 years and 7.4 years for the expected term and 40% and 50% for the expected volatility for the three months ended March 31, 2006 and 2005, respectively. As permitted by the Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment released by the SEC, the weighted average expected term is calculated as being equal to the average of the vesting term and contractual term of each stock option granted. In addition, in accordance with SAB 107, the estimated volatility for incorporates both historical volatility and the implied volatility of publicly traded options.

During the first fiscal quarter of 2006 we issued our first equity award of stock appreciation rights to purchase and restricted shares of our common stock (totaling approximately 0.1 million) which contained a market based condition. We use a Monte Carlo simulation option-pricing model to determine the grant-date fair value for equity awards subject to market based conditions. Compensation costs related to awards with a market-based conditions will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

As of March 31, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $75.5 million. This cost will be amortized on a straight-line basis over a weighted average of 3.8 years. See Note 8 to the Consolidated Financial Statements in the 2005 Annual Report for more detailed information regarding stock-based compensation.

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

Provision for Income Taxes

The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent that we generate taxable income in sufficient amounts in the future. We are obligated to remit to our stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

We realized $39.3 million in tax benefits in 2005 as a result of the Tax Basis Increase, and recognized net deferred tax assets of $47.6 million, which represented the tax benefit we expected to realize in future years as of December 31, 2005. As discussed above, we are obligated to remit to our stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we recorded a liability to the stockholder’s affiliate of $73.8 million as of December 31, 2005. For the three months ended March 31, 2006, we recognized $4.5 million in net tax benefits as a result of the Tax Basis Increase and as a result, recorded a $3.8 million increase in income tax benefit payable to the stockholder’s affiliate. Also, we made a $30 million cash payment to the stockholder’s affiliate in the first quarter of 2006 related to tax benefits realized in 2005 from the Tax Basis Increase.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. For the three months ended March 31, 2006 and 2005, respectively we had no items that were classified as other comprehensive income.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. We adopted the FSP on January 1, 2006 and its adoption did have a material effect on our results of operations, financial position or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement does not change the transition provisions of any existing accounting pronouncements. We adopted this pronouncement on January 1, 2006 and its adoption did not have a material effect on our results of operations, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency, and credit risks, please see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our 2005 Annual Report. Exposure to our interest rate, foreign currency, and credit risks have not changed materially since December 31, 2005.

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

In connection with our annual and quarterly evaluations of disclosure controls and procedures to date, certain deficiencies in our internal controls over financial reporting came to management’s attention during 2005, including deficiencies in the operation of internal controls over financial reporting relating to the income tax provision. Management believed that these issues were “significant deficiencies,” which means that there was more than a remote possibility that these deficiencies might result in a misstatement in our annual or interim reports that was more than inconsequential. Although we have taken remediation efforts to address these deficiencies, we cannot assure you that we will not have a material weakness in these or other internal controls over financial reporting at year-end 2006 or in subsequent future periods. For a further discussion, please see Part I, Item 1A of our 2005 Annual Report under Part I, Item 1A “Risk Factors—While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price”. In addition, the scope of our assessment of our internal controls over financial reporting includes internal controls at our third party distribution partner. While we are working closely with our new distributor to understand and potentially enhance their processes impacting our internal controls over financial reporting, we cannot guarantee that they have sufficient internal controls over the initiation, authorization or approval of transactions. For a further discussion, please see our 2005 Annual Report under Part I, Item 1A “Risk Factors—Internal control assessments at our new third party distribution partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting.”

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder Class Action Suits.    Between June 1 and August 1, 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against us and several of our officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California. The eighth lawsuit, which was originally filed in the Superior Court of the State of California, has been removed to U.S. District Court for the Central District of California, and all of the purported shareholder class actions are consolidated and pending before a single judge. A lead plaintiff was appointed and a consolidated class action complaint was filed. The consolidated class action complaint asserted that we and certain of our officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and sought to recover damages on behalf of purchasers of our securities during the purported class period (October 28, 2004 to July 11, 2005). We, along with certain of our officers and directors, moved to dismiss the consolidated class action complaint, and in April 2006, the court granted our motion to dismiss on all claims. The court dismissed the claims relating to alleged material misstatements and omissions in connection with our initial public offering with prejudice, and dismissed the remaining claims without prejudice. Plaintiffs have 60 days from the order (or until June 12, 2006) to file an amended complaint on the claims dismissed without prejudice. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed, and ultimately consolidated, in the Superior Court of the State of California alleging various state statutory and common law claims against us (nominally and in a derivative capacity) and several of our officers and directors for allegedly violating their fiduciary duties to us by, among other things, permitting us to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against us (nominally and in a derivative capacity) and several of our officers and directors as those alleged in the state court derivative cases. These lawsuits generally assert, on behalf of us, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. We and our directors moved to dismiss both putative shareholder derivative actions. In February 2006, the Superior Court of the State of California entered an order staying the proceedings in the consolidated state court putative shareholder derivative action, pending resolution of the federal court action. In April 2006, the U.S. District Court for the Central District of California granted our motion to dismiss the federal putative shareholder derivative lawsuit, with prejudice. We intend to defend against these lawsuits vigorously. We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss.

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

Item 1A.	Risk Factors

Information concerning certain risks and uncertainties appears in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements Regarding Forward-Looking Statements” of this Quarterly Report, and Part I, Item 1A “Risk Factors” of the Company’s 2005 Annual Report. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results. During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2005 Annual Report.

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

DREAMWORKS ANIMATION SKG, INC.

Date: May 3, 2006	By:	/s/ KRISTINA M. LESLIE
	Name:	Kristina M. Leslie
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.