Form 10-Q
period 2006-06-30
DreamWorks Animation SKG, Inc.
filed 2006-08-04
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of July 31, 2006, there were 52,403,410 shares of Class A common stock, 50,842,414 shares of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions made by management. Such statements include, in particular, statements about our plans, strategies and prospects. In some cases, forward-looking statements can be identified by the use of words such as “may”, “could”, “would”, “might”, “will”, “should”, “expect”, “forecast”, “predict”, “potential”, “continue”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “is scheduled for”, “targeted”, and variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements as a result of various factors, including but not limited to those risks and uncertainties listed under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), which should be read in conjunction with this Quarterly Report (as updated by Item 1A, “Risk Factors,” in Part II of this Quarterly Report), in our other filings with the Securities and Exchange Commission (the “SEC”) or in materials incorporated therein by reference.

Particular attention should be paid to the cautionary language set forth in Part I, Item 1A—“Risk Factors” of our 2005 Form 10-K under the following headings:

•	“Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky”;

•	“Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business”;

•	“Our operating results fluctuate significantly”;

•	“The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements”;

•	“Our scheduled releases of CG animated feature films will place a significant strain on our resources”;

•	“We are dependent on Paramount for the distribution and promotion of our feature films and related products”;

•	“Internal control assessments at our new third party distribution partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting”; and

•	“Failure to successfully manage and complete the transition to Paramount as our new distribution partner may result in a disruption of our operations and may have an adverse impact on our financial results.”

Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, the terms “DreamWorks Animation,” the “Company,” “we,” “us” and “our” refer to DreamWorks Animation SKG, Inc., its consolidated subsidiaries, predecessors in interest, and the subsidiaries and assets and liabilities contributed to it by DreamWorks L.L.C. (“DreamWorks Studios”) on October 27, 2004 in connection with our separation from DreamWorks Studios, including Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images, LLC (“PDI LLC”).

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands,
	except par value and share amounts)
Assets
Cash and cash equivalents	$526,948	$403,796
Trade accounts receivable, net of allowance for doubtful accounts	1,545	10,186
Receivable from affiliate, net of allowance for doubtful accounts	—	97,991
Film inventories, net	602,180	535,886
Property, plant, and equipment, net of accumulated depreciation and amortization	83,016	85,293
Income taxes receivable	52,896	35,851
Deferred taxes, net	29,981	80,175
Goodwill	34,216	34,216
Prepaid expenses and other assets	39,465	29,782

Total assets	$1,370,247	$1,313,176

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$8,841	$7,201
Payable to affiliate	—	2,667
Payable to Paramount	57,606	—
Payable to stockholder	51,489	73,789
Accrued liabilities	53,322	55,014
Other advances and unearned revenue	43,261	30,863
Obligations under capital leases	1,844	2,264
Universal Studios advance	—	75,000
Bank borrowings and other debt	117,929	117,267

Total liabilities	334,292	364,065
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 52,673,974 and 52,556,483 shares issued, as of June 30, 2006 and December 31, 2005, respectively	527	526
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 50,842,414 shares issued and outstanding	508	508
Class C common stock, par value $.01 per share, one share authorized and issued and outstanding	—	—
Additional paid-in capital	745,112	683,857
Retained earnings	295,896	269,905
Less: Treasury stock, at cost, 272,773 and 256,805 shares, as of June 30, 2006 and December 31, 2005, respectively	(9,029)	(8,626)

Total stockholders’ equity	1,033,014	946,170

Total liabilities and stockholders’ equity	$1,370,247	$1,313,176

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Operating revenue	$74,886	$35,355	$134,982	$202,314
Costs of revenue	40,501	25,925	67,455	106,344

Gross profit	34,385	9,430	67,527	95,970
Selling, general and administrative expenses	21,263	19,152	39,970	36,548

Operating income (loss)	13,122	(9,722)	27,557	59,422
Interest income, net	5,756	701	10,522	695
Other income, net	1,481	1,414	2,941	1,127
Increase in income tax benefit payable to stockholder	(3,825)	(11,359)	(7,615)	(11,359)

Income (loss) before income taxes	16,534	(18,966)	33,405	49,885
Provision (benefit) for income taxes	2,870	(15,300)	7,413	7,878

Net income (loss)	$13,664	$(3,666)	$25,992	$42,007

Basic net income (loss) per share	$0.13	$(0.04)	$0.25	$0.41
Diluted net income (loss) per share	$0.13	$(0.04)	$0.25	$0.40
Shares used in computing net income (loss) per share
Basic	103,303	103,061	103,247	103,018
Diluted	103,563	103,061	103,618	104,505

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30,
	2006	2005
	(in thousands)
Operating activities
Net income	$25,992	$42,007
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film inventories	64,766	102,293
Stock compensation expense	11,183	9,898
Depreciation and amortization	4,180	4,348
Revenue earned against advances and unearned revenue	(25,951)	(19,276)
Deferred taxes, net	50,194	(13,364)
Change in operating assets and liabilities:
Trade accounts receivable	8,641	7,081
Receivable from/Payable to Distributor for Distribution and Services Agreements	152,930	416,460
Film inventories	(132,579)	(148,704)
Prepaid expenses and other assets	(10,075)	(24,578)
Payable to stockholder	(22,300)	11,359
Accounts payable and accrued expenses	(167)	(8,918)
Income taxes	(43,449)	(6,406)
Advances and unearned revenue	40,630	24,151

Net cash provided by operating activities	123,995	396,351

Investing activities
Purchases of property, plant, and equipment	(849)	(2,415)
Purchases of short-term investments	—	(21,800)

Net cash used in investing activities	(849)	(24,215)

Financing Activities
Bank borrowings and other debt	—	(23,175)
Payments on capital leases	(420)	(394)
Receipts from exercise of stock options	654	2,500
Excess tax benefits from employee equity awards	175	—
Purchase of treasury stock	(403)	(6,051)
Paramount signing bonus deemed a contribution from controlling stockholders	75,000	—
Repayment of Universal Studios advance	(75,000)	—

Net cash provided by (used in) financing activities	6	(27,120)

Increase in cash and cash equivalents	123,152	345,016
Cash and cash equivalents at beginning of period	403,796	63,134

Cash and cash equivalents at end of period	$526,948	$408,150

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$494	$27,647

Cash paid during the period for interest, net of amounts capitalized	$76	$4,107

Supplemental disclosure of non-cash operating activities:
Transfer on January 31, 2006 of net receivable from affiliate to Paramount for Distribution and Services Agreements	$102,509	$—

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation”, or the “Company”) include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing, and other markets. DreamWorks Animation has been developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) since its formation in 1994. On October 27, 2004, the Company was spun off from DreamWorks Studios and, immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. At the time of the separation from DreamWorks Studios, DreamWorks Studios and DreamWorks Animation were effectively under common ownership and control.

Recent Events

For the period beginning October 2004 through January 31, 2006, the Company was party to a distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”) (see Note 5). On January 31, 2006, DreamWorks Studios was acquired by Viacom Inc. and certain of its affiliates (collectively, “Viacom”) (the “Acquisition”). As result of the Acquisition, the Company terminated the DreamWorks Studios Distribution Agreement, and concurrently entered into a distribution agreement and a fulfillment services agreement (the “Paramount Agreements”) with Paramount Pictures Corporation, a subsidiary of Viacom, and its affiliates (collectively, “Paramount”), which became effective upon the closing of the Acquisition (see Note 6).

In addition, in connection with the closing of Viacom’s acquisition of DreamWorks Studios, Viacom received such rights, as previously held by Vivendi Universal Entertainment LLLP, in an agreement pursuant to which members of DreamWorks Studios agreed to contribute a portion of the Company’s common stock they received in the Company’s separation from DreamWorks Studios to a limited liability partnership (“Holdco”) in exchange for partnership interests in Holdco.

Basis of Presentation and Use of Estimates

The consolidated financial statements of DreamWorks Animation present the stand-alone financial position, results of operations, and cash flows of DreamWorks Animation and include the accounts of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of December 31, 2005, was derived from audited financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and the Company’s Current Report on Form 8-K dated August 4, 2006.

The accompanying Unaudited Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the results of

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options for stock-based compensation. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Certain amounts in the prior period’s statements of operations and statements of cash flows have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for the Company beginning in 2007. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

2. Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with FASB Statement No. 128 “Earnings Per Share”. Basic per share amounts exclude dilution and are calculated using the weighted average number of common shares outstanding for the period. Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Numerator:
Net income (loss)	$13,664	$(3,666)	$25,992	$42,007
Denominator:
Weighted average common shares and denominator for basic calculation	103,303	103,061	103,247	103,018

Weighted average effects of dilutive equity-based compensation awards(1)
Employee stock options	191	—	211	457
Unvested restricted shares	69	—	160	1,030

Denominator for diluted calculation	103,563	103,061	103,618	104,505

Net income (loss) per share—basic	$0.13	$(0.04)	$0.25	$0.41
Net income (loss) per share—diluted	$0.13	$(0.04)	$0.25	$0.40

(1)	In addition, options to purchase approximately 0.8 million shares of common stock and stock appreciation rights and approximately 1.1 million shares of unvested restricted stock for the three and six months ended June 30, 2006, and options to purchase approximately 0.7 million shares of common stock and approximately 1.0 million shares of unvested restricted stock for the three and six months ended June 30, 2005, as well as approximately 1.0 million performance stock awards for both the three and six month periods ended June 30, 2006 and 2005, granted to certain named executive officers were not included in the calculation of diluted net income per share, respectively, because the number of shares ultimately issued are contingent upon the Company’s performance against measures established for the performance period.

The following table sets forth the number of options to purchase shares of common stock and stock appreciation rights, and shares of restricted common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Options to purchase shares of common stock and stock appreciations rights	2,003	4,285	2,215	3,035
Restricted common stock	—	1,781	—	—

Total	2,003	6,066	2,215	3,035

In addition, as a result of the acquisition of DreamWorks Studios by Viacom, on January 31, 2006 approximately 0.3 million of unvested restricted shares and 0.6 million of unvested options to purchase shares of the Company’s common stock were forfeited and cancelled, respectively. This number of equity awards represented the unvested portions of equity awards granted to certain employees of DreamWorks Studios under the Company’s 2004 Omnibus Incentive Compensation Plan as of such date. In addition, approximately 0.5 million of vested options to purchase shares of the Company’s common stock held by certain employees of

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DreamWorks Studios were also cancelled in connection with the Acquisition. These forfeited and cancelled equity awards did not materially impact the reported calculation of diluted net income per share for the three and six month periods ended June 30, 2006 as most were anti-dilutive.

3. Film Inventories

The following is an analysis of film inventories (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
In development	$52,647	$60,771
In production	262,293	263,367
In release, (net of amortization)	287,240	211,748

Total film inventories	$602,180	$535,886

The Company anticipates that 86% of “in release” inventory as of June 30, 2006 will be amortized over the next three years. The Company further anticipates that 46% of “in release” inventory as of June 30, 2006 will be amortized over the next twelve months.

The Company estimates that in the next twelve months, it will pay approximately $13.4 million of its contingent compensation and residual costs of $23.5 million accrued as of June 30, 2006.

4. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements (in thousands):

	Balance Outstanding				Maturity Date	Interest Rate as of June 30, 2006		Interest Cost
								Three Months Ended June 30,				Six Months Ended June 30,
	June 30, 2006		December 31, 2005					2006		2005		2006		2005
Animation Campus Financing	$73,000	(1)	$73,000	(1)	October 2009	6.21%		$1,124		$780		$2,142		$1,455
Universal Studios Advance(2)	$—		$75,000		N/A	N/A		$—		$1,636		$557		$3,254
Revolving Credit Facility	$—		$—		October 2009	0.75	%(3)	$382	(3)	$382	(3)	$761	(3)	$761	(3)
HBO Subordinated Notes	$50,000	(4)	$50,000	(4)	November 2007	5.46%		$1,026		$766		$1,983		$1,452

(1)	In connection with the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, this special purpose entity was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million non-controlling minority interest.
(2)	In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated its distribution arrangements with Universal Studios. In connection therewith, the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company was required to repay the Universal Studios advance, plus interest, totaling approximately $75.6 million. The Company repaid such amount in January 2006 using the proceeds of the $75.0 million signing bonus received from Paramount in connection with the Paramount Agreements (see Note 5).

(3)	As there is no debt outstanding for the respective periods, this represents a commitment fee which the Company is required to pay on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when less then $100 million is outstanding under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.
(4)	The subordinated notes are recorded net of a discount of $2.1 million and $2.8 million as of June 30, 2006 and December 31, 2005, respectively, which is to be amortized to interest expense over the remaining term of the subordinated loan agreement.

As of June 30, 2006 the Company was in compliance with all applicable debt covenants.

Interest Capitalized to Film Inventories.    Interest capitalized to film inventories during the three months ended June 30, 2006 and 2005 totaled $2.2 million and $0.5 million, respectively, and for the six months ended June 30, 2006 and 2005 totaled $4.7 million and $3.7 million, respectively.

5. Related Party Transactions

Arrangement with Affiliate of a Stockholder.    The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder (see Note 8).

Contribution from Controlling Stockholders.    Upon the effectiveness of the Paramount Agreements, Paramount was required to pay the Company a $75.0 million signing bonus. As the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and as the Company and DreamWorks Studios were effectively under common control up to the closing of the Acquisition, the Company has recorded the $75.0 million signing bonus received from Paramount, which is $49.0 million on an after tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before tax, has been reflected in the accompanying statement of cash flows as a deemed contribution from controlling stockholders. The Company used the proceeds of the signing bonus to repay the $75.6 million advance, plus interest, to Universal Studios which the Company was contractually required to pay as part of the termination of DreamWorks Studios’ Universal Agreements (see Note 4).

Distribution and Servicing Arrangements with DreamWorks Studios.    The DreamWorks Studios Distribution Agreement remained in effect through January 31, 2006. Pursuant to the DreamWorks Studios Distribution Agreement, DreamWorks Animation was responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs and DreamWorks Studios was generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The DreamWorks Studios Distribution Agreement provided that DreamWorks Studios was entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue.

The Company incurred distribution fees payable to DreamWorks Studios of $3.7 million for the one-month period ended January 31, 2006, and $8.9 million and $30.7 million for the three and six month periods ended June 30, 2005, respectively. As of December 31, 2005, the Company had a receivable from DreamWorks Studios

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of approximately $98.0 million pursuant to the DreamWorks Studios Distribution Agreement. Upon Viacom’s acquisition of DreamWorks Studios on January 31, 2006, and in connection with the termination of the DreamWorks Studios Distribution Agreement and the effectiveness of the Paramount Agreements, all amounts due to or from DreamWorks Studios pursuant to the DreamWorks Studios Distribution Agreement, on a per film basis, were transferred to Paramount, the Company’s new distributor (see Note 6).

In addition, the Company and DreamWorks Studios had entered into a services agreement (the “Services Agreement”) whereby DreamWorks Studios agreed to provide the Company with certain general and administrative services and corporate aircraft services (subject to the terms of a separate aircraft time-share agreement) and the Company provided certain services for DreamWorks Studios, including office space and certain general and administrative services. As a result of the Acquisition, the parties agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for certain transitional periods, and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. Pursuant to the Services Agreement, the Company incurred costs from DreamWorks Studios of $1.1 million and DreamWorks Studios incurred costs from the Company of $0.4 million for the one-month period ended January 31, 2006. For the three and six-month periods ended June 30, 2005, the Company incurred costs from DreamWorks Studios of $3.0 million and $5.4 million, respectively, and DreamWorks Studios incurred costs from the Company of $2.4 million and $3.7 million, respectively.

The Company continues to provide services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. For the three and six month periods ended June 30, 2006 and 2005, revenue earned from licensing activities on behalf of DreamWorks Studios was not material.

6. Significant Customer, Distribution and Servicing Arrangement with Paramount, and Segment Information

Significant Customer.    The DreamWorks Studios Distribution Agreement remained in effect through January 31, 2006. Upon the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, Universal Studios, which acted as DreamWorks Studios distributor, remained a significant source of the Company’s revenue. If the DreamWorks Distribution Agreement had not been in effect, Universal Studios would have represented 80% of revenues for the one-month ended January 31, 2006 and 2% and 58% of revenues for the three-month and six-month periods ended June 30, 2005, respectively. Upon the effectiveness of the Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 84% and 82% of total revenue for the three and five month periods ended June 30, 2006, respectively. Paramount was not a significant source of the Company’s total revenue for the three and six month periods ended June 30, 2005.

Distribution and Servicing Arrangements with Paramount.    The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount and its

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affiliates to recoup its expenses under the Paramount Agreements, Paramount and its affiliates will not be entitled to recoup those costs from proceeds of the Company’s other feature films or direct-to-video films, and the Company will not be required to repay Paramount or its affiliates for such amounts. As of June 30, 2006, Paramount is entitled to recover $7.0 million of Shrek 2 distribution and marketing costs in future periods before the Company can record any future revenues from Paramount for this film.

In addition, Paramount is obligated to pay the Company annual cost reimbursements during the period that the Company is delivering new films pursuant to the Paramount Agreements beginning with the release of Over the Hedge. The Company is allocating the total amount of these annual cost reimbursements during the period equally to each of the films delivered and is recognizing the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film. These annual cost reimbursements are guaranteed, and thus independent from Paramount’s right to recoup its distribution and marketing costs for each film on a stand alone basis before the Company can record any further revenues from that film’s exploitation.

Revenue by Film.

The following is a summary of the Company’s revenue by film (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Over the Hedge	$10,693	$—	$10,693	$—
Wallace & Gromit: The Curse of the Were-Rabbit	3,351	—	3,351	—
Madagascar	37,855	11,643	68,510	11,643
Shark Tale	9,556	—	22,622	142,191
Shrek 2	1,627	5,925	6,017	14,496
Sinbad: Legend of the Seven Seas	5,636	—	9,074	2,679
Film Library / Other(1)	6,168	17,632	14,715	29,686
Television Series	—	155	—	1,619

	$74,886	$35,355	$134,982	$202,314

(1)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, and Joseph: King of Dreams, Shrek, and Spirit: Stallion of the Cimmaron.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation

Equity Awards Previously Issued to Employees of DreamWorks Studios.    In connection with the Company’s separation from DreamWorks Studios, the Company issued various equity awards to the employees of DreamWorks Studios which were accounted for as a dividend to DreamWorks Studios, based on the grant date fair value of the underlying stock. Upon Viacom’s acquisition of DreamWorks Studios, unvested restricted stock awards and all unvested and vested stock options to purchase shares of the Company’s stock previously held by employees of DreamWorks Studios who were not transferring to the Company were forfeited and cancelled. In accordance with the treatment of the original dividend to DreamWorks Studios, the dividend recorded to DreamWorks Studios was not adjusted for these forfeited and cancelled equity awards. For those DreamWorks Studios employees transferring to the Company, it was determined that the original terms of their equity awards were not modified. Accordingly, on January 31, 2006, the Company reversed $1.5 million of the original dividend to DreamWorks Studios with a corresponding decrease to Additional-Paid-in-Capital representing the unrecognized compensation cost of the unvested portion of the equity awards associated with transferred employees. Compensation costs related to the unvested portions of the equity awards of the transferred employees are being recognized on a straight-line basis over the remaining vesting period of the awards.

Compensation Cost Recognized.    The Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) as of January 1, 2005 and accordingly began to record stock-based compensation in accordance with its provisions. Under FAS 123R, the Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. In the first quarter of 2006, the Company began to record compensation costs associated with equity awards of stock appreciation rights and restricted shares subject to market-based conditions.

The fair value of stock option grants or stock appreciation rights with service or performance based vesting conditions is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the company’s dividend yield, volatility of the company’s stock, the risk-free interest rate, and expected option term. As permitted by and outlined in the Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment released by the SEC, the Company applies the simplified method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. The use of the simplified method is permissible only through December 31, 2007, after which time the Company will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options.

The assumptions used in the Black-Scholes model for the three-month and six-month periods ended June 30, 2006 and 2005 were as follows:

	2006	2005
Dividend yield	0%	0%
Expected volatility(1)	35%-40%	50%
Risk-free interest rate	4.19%-5.01%	3.70%-4.10%
Expected term (in years)	6.6	7.4

(1)	The Company utilized an expected volatility of 35% for the three months ended June 30, 2006 and 40% for the three months ended March 31, 2006.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For equity awards subject to market-based conditions, the Company uses a Monte Carlo simulation option-pricing model to determine the grant-date fair value. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Excluding the DreamWorks Studios employees’ equity awards discussed above, the following tables set forth the number and weighted average fair value of equity awards granted during the three-month and six-month periods ended June 30, 2006 and 2005 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	Number Granted	Weighted Average Fair Value	Number Granted	Weighted Average Fair Value
	(in thousands)		(in thousands)

	(unaudited)
2006
Stock options\stock appreciation rights	5	$10.50	140	$12.38
Restricted stock	10	$25.85	211	$24.32

2005
Stock options	719	$14.37	766	$22.27
Restricted stock	58	$26.76	1,115	$27.17

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Total equity based compensation	$6,426	$5,348	$11,183	$9,898
Tax impact	(2,335)	(1,679)	(4,064)	(3,108)

Reduction in net income, net of tax	$4,091	$3,669	$7,119	$6,790

Compensation cost capitalized as a part of film inventory was $0.4 million and $0.8 million for the three and six-month periods ended June 30, 2006. There was no compensation cost capitalized to film inventory for the three-month and six-month periods ended June 30, 2005. As of June 30, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $70.4 million. This cost will be amortized on a straight-line basis over a weighted average of 3.1 years.

8. Income Taxes

At the time of the Company’s separation from DreamWorks Studios, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future to the extent that the Company generates taxable income in sufficient amounts in the future. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company realized $39.3 million in tax benefits in 2005 as a result of the Tax Basis Increase, and recognized net deferred tax assets of $47.6 million, which represented the tax benefit the Company expected to realize in future years as of December 31, 2005. As discussed above, the Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, the Company recorded a liability to the stockholder’s affiliate of $73.8 million as of December 31, 2005. For the three and six month periods ended June 30, 2006, the Company recognized $4.5 million and $9.0 million, respectively, in net tax benefits as a result of the Tax Basis Increase and as a result, recorded a $3.8 million and $7.7 million increase, respectively, in income tax benefit payable to the stockholder’s affiliate. Also, the Company made a $30 million cash payment to the stockholder’s affiliate in the first quarter of 2006 related to tax benefits realized in 2005 from the Tax Basis Increase. Accordingly, the Company recorded a liability to the stockholder’s affiliate of $51.5 million as of June 30, 2006.

The provision (benefit) for income taxes for the three and six months ended June 30, 2006 and 2005, respectively, differed from the amounts computed by applying the U.S. statutory rate of 35% to income (loss) before income taxes and increase in income tax benefit payable to stockholder as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Federal tax rate on pre-tax book income/(loss)	35%	(35)%	35%	35%
U.S. state taxes, net of Federal benefit	3	(2)	3	2
Revaluation of deferred tax assets, net	(24)	(176)	(21)	(22)
Permanent items	—	4	—	(3)
Foreign taxes	—	3	1	1
Other	—	5	—	—

Effective tax rate	14%	(201)%	18%	13%

9. Legal Proceedings

Shareholder Class Action Suits.    Between June 1 and August 1, 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors. Seven of those lawsuits were filed in the U.S. District Court for the Central District of California. The eighth lawsuit, which was originally filed in the Superior Court of the State of California, has been removed to U.S. District Court for the Central District of California, and all of the purported shareholder class actions are consolidated and pending before a single judge. After one of the actions was voluntarily dismissed, a lead plaintiff was appointed and a consolidated class action complaint was filed in the remaining actions. The consolidated class action complaint asserted that the Company and certain of its officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and sought to recover damages on behalf of purchasers of the Company’s securities during the purported class period (October 28, 2004 to July 11, 2005). The Company, along with certain of its officers and directors, moved to dismiss the consolidated class action complaint, and in April 2006, the court granted the Company’s motion to dismiss on all claims. The court dismissed the claims relating to alleged material misstatements and omissions in connection with the Company’s initial public offering with prejudice, and dismissed the remaining claims without prejudice. On June 12, 2006, plaintiffs voluntarily served notice indicating that they intended to forego filing an amended complaint on the claims that the court had dismissed without prejudice. On June 27, 2006, the court entered a stipulated order dismissing the consolidated actions with prejudice.

Derivative Suits.    In July 2005, three putative shareholder derivative actions were filed, and ultimately consolidated, in the Superior Court of the State of California alleging various state statutory and common law

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims against the Company (nominally and in a derivative capacity) and several of its officers and directors for allegedly violating their fiduciary duties to the Company by, among other things, permitting the Company to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against the Company (nominally and in a derivative capacity) and several of its officers and directors as those alleged in the state court derivative cases. These lawsuits generally assert, on behalf of the Company, the same underlying factual allegations as those made in the purported class action lawsuits discussed above. The Company and its directors moved to dismiss both putative shareholder derivative actions. In February 2006, the Superior Court of the State of California entered an order staying the proceedings in the consolidated state court putative shareholder derivative action, pending resolution of the federal court action. In April 2006, the U.S. District Court for the Central District of California granted the Company’s motion to dismiss the federal putative shareholder derivative lawsuit with prejudice.

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

Informal Inquiry by the SEC.    In July 2005, the Company announced that it had received a request from the staff of the SEC and was voluntarily complying with an informal inquiry concerning trading in the Company’s securities and the disclosure of the Company’s financial results on May 10, 2005. The SEC has informed the Company that the informal inquiry should not be construed as an indication that any violations of law have occurred. On May 3, 2006, the Company received a letter from the Pacific Regional Office of the SEC stating that the investigation (In the Matter of DreamWorks Animation SKG, Inc. LA-3088) has been recommended for termination, and no enforcement action has been recommended to the SEC. The information in the SEC’s letter was provided under the guidelines in the final paragraph of Securities Act Release No. 5310. The Company cooperated fully with the inquiry.

Other Matters.    From time to time the Company is involved in legal proceedings arising in the ordinary course of the Company’s business, typically intellectual property litigation and infringement claims related to the Company’s feature films, which could cause the Company to incur significant expenses or prevent the Company from releasing or otherwise exploiting a film. The Company also has been the subject of patent, trademark and copyright claims relating to technology and ideas, names or images that it may use or feature in connection with the production, marketing or exploitation of the Company’s feature films, which may affect the Company’s ability to continue to do so. While the resolution of these other matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained elsewhere in this Quarterly Report, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2005 Form 10-K which contains additional information concerning our business and financial statements. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC, including our 2005 Form 10-K and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

Our Business

Our business consists of the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, licensing and merchandising, and other markets. Prior to October 27, 2004, we were a division of DreamWorks Studios and our operations were conducted through DreamWorks Studios. On October 27, 2004, we were spun off from DreamWorks Studios and, as a result, the animation business of DreamWorks Studios was transferred to DreamWorks Animation SKG, Inc., the entity through which we now conduct our business.

We have theatrically released a total of twelve animated feature films, including Shrek, Shrek 2, Shark Tale, Madagascar, and Over the Hedge, which was our most recent film theatrically released on May 19, 2006. We are currently producing five animated films for release between the remainder of 2006 and 2008. We have a substantial number of projects in development that are expected to fill our release schedule through 2009 and beyond. The following lists our next five films and their anticipated release dates.

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

Our Revenues and Costs

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in the following markets:

•	Theatrical and Home Entertainment—Our films are distributed in the worldwide theatrical and home entertainment markets by our distributor and fulfillment service providers. Our distributor and fulfillment service providers use film receipts to recover the distribution and marketing expenses they incur for each film and to cover their 8% distribution fee. Accordingly, we only record revenue from our films to the extent it exceeds our distributor’s distribution and marketing expenses and 8% distribution fee. As a result of our arrangements with our distributor, we may not recognize any revenue for one to two quarters after the theatrical release of our films until the film has been released in the worldwide home entertainment and television markets.

•	Pay and Free Broadcast Television—Our films are distributed in the worldwide free and pay television markets by our distributor. Our distributor licenses our films pursuant to output agreements and individual and package film agreements, which generally provide that the exhibitor pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output arrangements between our distributor and various television licensees.

•	Ancillary Markets—The licensing and merchandising of our films and characters in markets around the world generates most of our revenue earned in ancillary markets. These activities are not subject to our distribution arrangements. We generate royalty-based revenues from the license of our character and film elements to consumer product companies. We also license our characters and storylines for use in conjunction with our promotional partners’ products or services for which, in exchange, we generally receive promotional fees as well as the additional marketing benefits from cross-promotional opportunities.

For a detailed description of our sources of revenues, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue” in our 2005 Form 10-K.

Our primary operating expenses include:

•	Costs of Revenue—Under our distribution arrangements, our costs of revenue include the amortization of capitalized production, overhead and interest costs, contingent compensation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs. Generally, our costs of revenue do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenue to the extent that we caused our distributor to make additional expenditures in excess of agreed amounts. Exclusive of our distribution arrangements, our costs of revenue also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

•	Selling, General and Administrative Expenses—Our selling, general and administrative expenses consist primarily of salaries, employee benefits, rent and insurance and fees for professional services, net of expenses included in overhead that are capitalized to films and amortized in costs of revenue.

For a detailed description of our operating expenses please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Costs of Revenue” and “—Selling, General and Administrative Expenses” in our 2005 Form 10-K.

As our films are distributed in foreign countries, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this Quarterly Report.

Our Distribution and Servicing Arrangements

Beginning in the fourth quarter of 2004 and continuing through the period ended January 31, 2006, our results reflected the effects of our distribution and other arrangements with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”). We terminated the DreamWorks Studios Distribution Agreement upon the closing of the acquisition of DreamWorks Studios by Viacom Inc. and certain of its affiliates (collectively, “Viacom”) on January 31, 2006 (the “Acquisition”). At the same time, we and Paramount Pictures Corporation, a subsidiary of Viacom, and its affiliates (collectively, “Paramount”) entered into an exclusive distribution agreement and fulfillment services agreement (collectively, the “Paramount Agreements”) through the later of (i) our delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012. Effective February 1, 2006, our results reflect our new distribution and other arrangements with Paramount. For a detailed description of our new distribution and fulfillment services arrangements with Paramount and its affiliates, as well a as description of the DreamWorks Studios Distribution Agreement, please see our 2005 Form 10-K under Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement”, respectively.

In addition, pursuant to the Paramount Agreements, we received a $75.0 million signing bonus from Paramount. As the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and as we and DreamWorks Studios were effectively under common control at the time of DreamWorks Studios’ acquisition by Viacom, we recorded this $75 million signing bonus from Paramount, which is approximately $49.0 million on an after tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before taxes, has been reflected in the statement of cash flows as a deemed contribution from controlling stockholders. We used the proceeds of this signing bonus to repay a $75.0 million advance, plus interest, due to Universal Studios Inc. (“Universal Studios”) which was contractually required in connection with DreamWorks Studios’ termination of its distribution arrangements with Universal Studios. Furthermore, pursuant to the Paramount Agreements, Paramount is also obligated to pay us annual cost reimbursements. We are allocating the total amount of these annual cost reimbursements equally to each of the new films we are delivering to Paramount under the Paramount Agreements. We are recognizing the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film beginning with the release of Over the Hedge. These annual cost reimbursements are guaranteed and independent from Paramount’s right to recoup its distribution and marketing costs for each film on a stand alone basis before we can record any future revenues from the film’s exploitation.

In the ordinary course of reconciling our balances with our distributor we have identified an issue in which potentially our Payable to Paramount as of June 30, 2006 is overstated. This issue has not been resolved with Paramount but we currently believe that the resolution of this issue will not have a material impact on our financial condition or cash flows and will have no impact on our results of operations.

Seasonality

Our revenues fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis. For example, although Over the Hedge was theatrically released May 19, 2006 and Madagascar was theatrically released May 27, 2005, no revenue was reported by our distributor in the quarter of each film’s respective theatrical release as our distributor is entitled to first recover its marketing and distribution costs before it is required to report any revenue generated from the exploitation of these films. In addition, revenues related to our consumer products are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, the operating results for the three and six-month periods ended June 30, 2006 for our business are not necessarily indicative of results to be expected for the full year.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations. This information should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Operating revenue	$74.9	$35.4	$39.5	112%	$135.0	$202.3	$(67.3)	(33)%
Costs of revenue	40.5	25.9	(14.6)	(56)%	67.4	106.3	38.9	37%
Selling, general and administrative expenses	21.3	19.2	(2.1)	(11)%	40.0	36.5	(3.5)	(10)%

Operating income (loss)	13.1	(9.7)	22.8	235%	27.6	59.5	(31.9)	(54)%
Interest income, net	5.8	0.7	5.1	728%	10.5	0.7	9.8	1400%
Other income, net	1.5	1.4	0.1	7%	2.9	1.1	1.8	164%
Increase in income tax benefit payable to stockholder	(3.8)	(11.4)	7.6	67%	(7.6)	(11.4)	3.8	33%

Income (loss) before income taxes	16.6	(19.0)	35.6	187%	33.4	49.9	(16.5)	(33)%
Provision (benefit) for income taxes	2.9	(15.3)	(18.2)	(119)%	7.4	7.9	0.5	6%

Net income (loss)	$13.7	$(3.7)	$17.4	470%	$26.0	$42.0	$(16.0)	(38)%

Diluted net income (loss) per share	$0.13	$(0.04)	$0.17	425%	$0.25	$0.40	$(0.15)	(38)%

Three Months Ended June 30, 2006, compared to Three Months Ended June 30, 2005

Operating Revenue.    Revenues for the three months ended June 30, 2006 were $74.9 million, an increase of $39.5 million, or 112%, as compared to the same period for 2005. The increase in revenue is primarily related to differences in the timing of our distributor’s recovery of its distribution and marketing costs from the revenue generated by the ongoing exploitation of our films.

For the second quarter of 2006, a variety of films across several markets contributed to our total revenue of $74.9 million. Madagascar contributed the most significant portion of our revenue for the quarter of $37.9 million of revenue, which was earned in the domestic pay television, worldwide home entertainment, and ancillary markets. As is typical for our films in the quarter of their initial theatrical release, no revenue was reported by our distributor directly associated with Over the Hedge during the second quarter of 2006. However, Over the Hedge did generate $10.7 million of ancillary revenue including merchandising and licensing revenue and the $4.6 million of revenue associated with the annual reimbursable amounts received from our distributor as discussed above. Shark Tale and Sinbad contributed $9.6 million and $5.6 million of revenue in the quarter, respectively, earned primarily in the international television markets. Wallace & Gromit, our theatrical release in the fourth quarter of 2005, contributed $3.4 million of revenue, and our other films, including our library titles, contributed revenues totaling $7.7 million. As of June 30, 2006, the cumulative distribution and marketing expenses (including distribution fees) incurred by our distributor exceeded the cumulative gross revenues recorded for Shrek 2. As a result, our distributor must recoup approximately $7.0 million, of distribution and marketing costs for Shrek 2 in future periods before we recognize any future revenues from our distributor’s exploitation of this film.

For the three months ended June 30, 2005, our distributor did not report any additional revenues associated with Shrek 2 and Shark Tale as its cumulative marketing and distribution costs exceeded the revenues it recorded for these films, primarily related to their worldwide home video distribution, including its provision for returns of home video units in excess of amounts previously estimated. Our distributor did not report any revenue associated with the 2005 second quarter theatrical release of Madagascar. However, in the second quarter of 2005, Madagascar generated revenue totaling $11.6 million, substantially all of which was earned through merchandising and licensing. Our library titles contributed an additional $17.9 million in the second quarter of 2005 primarily due to the international home video reissue of Spirit: Stallion of the Cimmaron, which contributed revenues of $8.5 million. In addition, Shrek 2 contributed $5.9 million in merchandising and licensing revenues in the second quarter of 2005.

Costs of Revenue.    Costs of revenue primarily represent the amortization of capitalized film costs, contingent compensation and residuals. Costs of revenue for the second quarter of 2006 was $40.5 million as compared to $25.9 million for the same period in 2005, representing an increase of $14.6 million, or 56%. This increase in costs of revenue was primarily due to higher amortization of capitalized films costs associated with higher revenues earned by the films in release.

Amortization for released films as a percentage of film revenue for the second quarter of 2006 was 48%, compared to 67% for same period of 2005. The decrease in amortization as a percentage of film revenue for the second quarter of 2006 primarily resulted from the reduction in the second quarter of 2005 of both Shark Tale and Shrek 2’s forecasted worldwide home video Ultimate Revenues reflecting changes in the home video marketplace that negatively impacted our titles. Revisions to Ultimate Revenue projections for a film are retroactively applied to the beginning of the fiscal year. This resulted in increased amortization expense primarily for Shark Tale and to a lesser extent Shrek 2 for the six months ended June 30, 2005, all of which was recorded in the second quarter.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $21.3 million (including $6.4 million of stock compensation expense) for the three months ended June 30, 2006 as compared to $19.2 million (including a stock compensation expense of $5.3 million) for the three months ended June 30, 2005. Net of the stock compensation costs for both 2006 and 2005 which is described in the following paragraph, this $1.0 million increase was primarily due to increased employee related costs including the implementation of a company-wide incentive bonus plan. This increase in cost is offset by lower outside legal fees and reduced professional consulting services in our second year of compliance with the Sarbanes-Oxley Act of 2002. We anticipate that selling, general and administrative expenses for 2006 will exceed 2005 as we continue to take over corporate functions that were previously provided by Dream Works Studios under the Service Agreement.

Stock compensation expense was $6.4 million for the quarter ended June 30, 2006, as compared to $5.3 million for the same period for 2005. The increase in stock compensation expense resulted from additional grants of equity awards to our employees. As of June 30, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $70.4 million. This cost will be amortized on a straight-line basis over a weighted average of 3.1 years.

Operating Income (Loss).    Operating income for the second quarter of 2006 increased by $22.8 million, or 235%, to $13.1 million. This increase was primarily related to the revenue generated by Madagascar in the second quarter of 2006 compared to Shark Tale and Shrek 2 in the comparable period in the prior year and lower amortization of film costs as a percentage of film revenue relative to the corresponding prior year period due to the reduction in Ultimate Revenues for Shark Tale and, to a lesser extent, Shrek 2 in the prior period.

Interest Income (Net of expense).    For the three months ended June 30, 2006, total interest income was $6.3 million, an increase of $2.9 million or 85%, from $3.4 million for the same period of 2005. The increase was primarily a result of the combination of higher interest rates and higher balances of cash and cash equivalents. Total interest expense was $0.6 million (net of $2.2 million capitalized to film inventory) for the second quarter of 2006 as compared to $2.7 million (net of $0.5 million capitalized to film inventory) for the same period in the prior year. Excluding the impact of amounts capitalized to film inventory which is discussed in the following paragraph, this decrease of $0.4 million, or 13%, was primarily due to a $1.6 million decrease in interest expense associated with the Universal advance which was repaid in January 2006 offset by the impact of higher interest rates on existing financing arrangements.

Interest expense capitalized to production film inventory for the three months ended June 30, 2006, was $2.2 million as compared to $0.5 million for the same period of 2005. This increase of $1.7 million is primarily a result of a significantly higher average balance of film inventory in production and a higher rate of capitalization during the current period as compared to the same period in the prior year.

Other Income (Net of expense).    For the three months ended June 30, 2006, total other income, net of expense, increased by approximately $0.1 million, or 7%, to $1.5 million. The increase is primarily due to expense recorded in 2005 associated with the change in fair value of certain foreign exchange transactions which did not qualify for special hedge accounting. These certain foreign exchange transactions were terminated in June 2005.

Increase in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of our separation from DreamWorks Studios (“Tax Basis Increase”), we have recognized $4.5 million and $13.4 million in net tax benefits as a reduction in the provision for income taxes for the three months ended June 30, 2006 and 2005, respectively. We are obligated to remit to such affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an expense of $3.8 million and $11.4 million to increase income tax benefit payable to stockholder for the three months ended June 30, 2006 and 2005, respectively.

Provision (benefit) for Income Taxes.    For the three months ended June 30, 2006, we recorded a provision for income taxes of $2.9 million and for the three months ended June 30, 2005, we recorded a benefit for income taxes of $15.3 million. Our effective tax rate (as a percentage of income (loss) before income taxes before increase in income tax benefit payable to stockholder) was 14% and (201)% for the three months ended June 30, 2006 and 2005, respectively. Our effective tax rate for both periods is significantly lower than the 35% statutory federal rate because of the reduction in our valuation allowance for deferred tax assets primarily resulting from the net tax benefits recognized from the Tax Basis Increase as described above. See Note 8 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision (benefit) for income taxes.

Net Income (Loss).    Net income for the quarter ended June 30, 2006 was $13.7 million or $0.13 per diluted share. This compared favorably to a net loss of $3.7 million, or $0.04 net loss per diluted share, in the corresponding period in 2005.

Six Months Ended June 30, 2006, compared to Six Months Ended June 30, 2005.

Operating Revenue.    For the six months ended June 30, 2006, revenue decreased by $67.3 million, or 33%, to $135.0 million as compared to the six months ended June 30, 2005. The decrease in revenue is primarily related to the lower results generated by our fourth quarter 2005 release, Wallace and Gromit, as compared to our fourth quarter 2004 release, Shark Tale. Home video and domestic pay television revenue generated by Madagascar and international pay television revenue earned by Shark Tale have partially offset this decrease. In addition, as discussed above, although Over the Hedge was theatrically released May 19, 2006, and Madagascar was theatrically released May 27, 2005, no revenue was reported by our distributor in the quarter of each film’s respective theatrical release.

Film revenue for the six months ended June 30, 2006 was primarily driven by Madagascar in the home video and domestic pay television markets. During the six months ended June 30, 2006, Madagascar generated total revenue of $68.5 million, including revenue earned through merchandising and licensing. Shark Tale and Sinbad contributed additional revenue of $22.6 million and $9.1 million, respectively, earned primarily in the international television markets. In addition, Over the Hedge contributed $10.7 million of ancillary revenue including merchandising and licensing revenue as well as an additional $4.6 million of revenue associated with the annual reimbursable amounts received pursuant to the Paramount Agreements. Shrek 2 contributed additional revenue of $6.0 million earned through merchandising and licensing and Wallace & Gromit contributed $3.4 million in revenues. Our other films contributed $14.7 million of revenue generated in a variety of markets.

Revenue for the six months ended June 30, 2005 was primarily driven by the success of Shark Tale in the worldwide home video market. During the six months ended June 30, 2005, Shark Tale generated total revenue of $142.2 million, including revenue earned through merchandising and licensing. Shrek 2 contributed $14.5 million of revenues earned through merchandising and licensing, and Madagascar contributed total revenue of $11.6 million earned substantially through merchandising and licensing. Our other films and television series contributed $34.0 million of revenues, including $9.5 million of revenues from Shrek in the worldwide home video market.

Costs of Revenue.    Costs of revenue decreased by $38.9 million, or 37%, to $67.4 million for the six months ended June 30, 2006. This decrease in costs of revenue was primarily due to lower amortization of capitalized films costs associated with lower revenues earned by the films in release.

Amortization for released films as a percentage of film revenue in the six months ended June 30, 2006 was 46%, compared to 51% for the six months ended June 30, 2005. The decrease in amortization as a percentage of film revenue was primarily due to decreases to Ultimate Revenues for both Shark Tale and Shrek 2. Forecasted worldwide home video Ultimate Revenues were reduced in 2005 to reflect the changes in the home video marketplace that negatively impacted our titles. This resulted in increased amortization expense primarily for Shark Tale and, to a lesser extent, Shrek 2 for the six months ended June 30, 2005.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $40.0 million (including $11.2 million of stock compensation expense discussed below) for the six months ended June 30, 2006 as compared to $36.5 million (including a stock compensation expense of $9.9 million) for the six months ended June 30, 2005. Excluding the effect of stock compensation which is discussed in the following paragraph, the $2.2 million increase in selling, general and administrative expenses related primarily to increased employee related costs including the implementation of a company-wide incentive bonus plan. This increase in cost is offset by lower outside legal fees and reduced professional consulting services in our second year of compliance with the Sarbanes-Oxley Act of 2002. We anticipate that selling, general and administrative expenses for 2006 will exceed 2005 as we continue to take over corporate functions that were previously provided by Dream Works Studios under the Service Agreement.

Stock compensation expense was $11.2 million for the six months ended June 30, 2006, as compared to $9.9 million for the same period for 2005. The increase in stock compensation expense resulted from additional grants of equity awards to our employees. As of June 30, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $70.4 million. This cost will be amortized on a straight-line basis over a weighted average of 3.1 years.

Operating Income (Loss).    Operating income for the six months ended June 30, 2006 decreased by approximately $31.9 million, or 54%, to $27.6 million. This decrease in operating income was primarily related to lower revenues for Wallace and Gromit in the six month period ended June 30, 2006, compared to Shark Tale in the prior comparable period. Partially offsetting this decrease was higher revenues for Madagascar compared to the prior period and lower amortization of film costs as a percentage of film revenue relative to the corresponding prior period due to the reduction in Ultimate Revenues for Shark Tale and Shrek 2 in the second quarter of 2005.

Interest Income (Net of expense).    For the six months ended June 30, 2006, total interest income was $11.6 million, an increase of $6.6 million or 132%, from $5.0 million in the prior year. The increase was primarily a result of the combination of higher interest rates earned on higher balances of cash and cash equivalents. Total interest expense for the six-month period ended June 30, 2006 was $1.1 million (net of $4.7 million capitalized to inventory) as compared to $4.3 million (net of $3.7 million capitalized to film inventory) for the same period in 2005. Excluding the impact of amounts capitalized to film inventory which is discussed in the following paragraph, this decrease of $2.2 million, or 28%, was primarily due to a $2.7 million decrease in interest expense associated with the Universal advance which was repaid in January 2006 offset by the impact of higher interest rates on existing financing arrangements.

Interest expense capitalized to production film inventory for the three months ended June 30, 2006 was $4.7 million as compared to $3.7 million for the same period of 2005. This increase of $1.0 million is primarily a result of a higher average balance of film inventory in production during the period and a higher rate of capitalization during the period as compared to the same period in the prior year.

Other Income (Net of expense).    For the six months ended June 30, 2006, total other income, net of expense, increased by $1.8 million, or 164%, to $2.9 million primarily due to an increase in other income recognized in connection with preferred vendor arrangements and the expense recorded in 2005 associated with the change in fair value of certain foreign exchange transactions which did not qualify for special hedge accounting. These foreign exchanges transactions were terminated in June 2005.

Increase in Income Tax Benefit Payable to Stockholder.    As a result of the Tax Basis Increase, we have recognized $9.0 million and $13.4 million in net tax benefits as a reduction in the provision for income taxes for the six months ended June 30, 2006 and 2005, respectively. We are obligated to remit to such affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an expense of $7.6 million and $11.4 million to increase income tax benefit payable to stockholder for the six months ended June 30, 2006 and 2005, respectively. Also, we made a $30 million cash payment to the stockholder’s affiliates in the first quarter of 2006 related to tax benefits realized in 2005 from the Tax Basis Increase.

Provision (benefit) for Income Taxes.    For the six months ended June 30, 2006 and 2005, we recorded a provision for income taxes of $7.4 million and $7.9 million, respectively. Our effective tax rate (as a percentage of income before income taxes before increase in income tax benefit payable to stockholder) was 18% and 13% for the six months ended June 30, 2006 and 2005, respectively. Our effective tax rate for both periods is significantly lower than the 35% statutory federal rate because of the reduction in our valuation allowance for deferred tax assets primarily resulting from the net tax benefits recognized from the Tax Basis Increase as described above. See Note 8 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision (benefit) for income taxes.

Net Income (Loss).    Net income for the six months ended June 30, 2006 was $26.0 million or $0.25 per diluted share. This compared unfavorably to net income of $42.0 million, or $0.40 per diluted share, in the corresponding prior year period.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements (in thousands):

	Balance Outstanding				Maturity Date	Interest Rate as of June 30, 2006		Interest Cost
								Three Months Ended June 30,				Six Months Ended June 30,
	June 30, 2006		December 31, 2005					2006		2005		2006		2005
Animation Campus Financing	$73,000	(1)	$73,000	(1)	October 2009	6.21%		$1,124		$780		$2,142		$1,455
Universal Studios Advance(2)	$—		$75,000		N/A	N/A		$—		$1,636		$557		$3,254
Revolving Credit Facility	$—		$—		October 2009	0.75	%(3)	$382	(3)	$382	(3)	$761	(3)	$761	(3)
HBO Subordinated Notes	$50,000	(4)	$50,000	(4)	November 2007	5.46%		$1,026		$766		$1,983		$1,452

(1)	In connection with the adoption of Interpretation 46 “Consolidation of Variable Interest Entities”, this special purpose entity was consolidated by us as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million non-controlling minority interest.
(2)	In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated its distribution arrangements with Universal Studios. In connection therewith, we were required to repay the Universal Studios advance, plus interest, totaling approximately $75.6 million. We repaid such amount in January 2006 using the proceeds of the $75.0 million signing bonus received from Paramount in connection with the Paramount Agreements.
(3)	As there is no debt outstanding for the respective periods, this represents a commitment fee which we are required to pay on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when less then $100 million is outstanding under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.
(4)	The subordinated notes are recorded net of a discount of $2.1 million and $2.8 million as of June 30, 2006 and December 31, 2005, respectively, which is to be amortized to interest expense over the remaining term of the subordinated loan agreement.

For a more detailed description of our various financing arrangements please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2005 Form 10-K.

As of June 30, 2006 we were in compliance with all applicable debt covenants.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2005 Form 10-K.

As of June 30, 2006, we had non-cancelable talent commitments totaling approximately $17.2 million that are payable over the next five years.

Liquidity and Capital Resources

The Company’s operating activities for the six months ended June 30, 2006 generated adequate cash to meet our operating needs. As of June 30, 2006 we had cash and cash equivalents totaling $526.9 million, a $123.1 million increase compared to $403.8 million at December 31, 2005. The principal components of the change in cash and cash equivalents were cash generated from operating activities of $124.0 million, the cash signing bonus of $75.0 million received pursuant to the Paramount Distribution Agreement and proceeds of $0.7 million from the exercise of employee stock options, as offset by the $75.6 million repayment of the advance to Universal Studios, plus interest, and $0.8 million invested in equipment. For the next twelve months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Six months ended
	June 30, 2006	June 30, 2005
	(in thousands)
Net cash provided by operating activities	$123,995	$396,351
Net cash used in investing activities	(849)	(24,215)
Net cash provided by (used in) financing activities	6	(27,120)

Cash provided by operating activities for the first six months of 2006 was $124.0 million and was primarily attributable to collection of revenue earned in 2005 for both Madagascar’s and Wallace and Gromit’s theatrical release and continuing worldwide home entertainment revenue from Madagascar and Wallace and Gromit, partially offset by a $30.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and contingent compensation. Cash provided by operating activities for the first six months of 2005 was $396.4 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home video revenue from Shrek 2, partially offset by film production spending and contingent compensation.

Cash used in investing activities for the first six months of 2006 and 2005 was $0.8 million and $24.2 million driven primarily by the investment in equipment of $0.8 million and $2.4 million, respectively, and by the purchase of short term investments in 2005 of $21.8 million.

Cash provided by (used in) financing activities for the three months ended June 30, 2006 and 2005, was less than $0.1 million and $(27.1) million, respectively. For the first six months of 2006, cash provided by financing activities consisted primarily of the $75.0 million signing bonus received from Paramount pursuant to terms of the Paramount Distribution Agreement and cash used in financing activities consisted mainly of the $75.0 million repayment of the Universal Studios advance due to Universal Studios due in connection with the termination of the Universal Agreements by DreamWorks Studios (the repayment of the $0.6 million of interest is reflected in operating activities). During the first six months of 2005, the use of cash was primarily due to the loan repayment for the financing of one of our films, $6.0 million paid related to employee withholding taxes for vested restricted stock awards for which we withheld stock from the respective employees, partially offset by proceeds from the exercise of stock options.

For the remainder of 2006, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $139 million.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 1 of the Consolidated Financial Statements in the 2005 Form 10-K. We do not believe that the effectiveness the Paramount Agreements has had a significant impact on the critical accounting policies and estimates described in our 2005 Form 10-K or below.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films based on information provided by our distributor and when earned, as reasonably determined in accordance with Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). Because a third party serves as the principal distributor of our films, the amount of revenue that we recognized from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. Although our distributor has agreed to provide us with the most current information available to enable us to recognize our share of revenue, management may make adjustments to that information based on its estimates and judgments. For example, management may make adjustments to revenue derived from home video units for estimates of return reserves, rebates and other incentives that may differ from those that the distributor recommends. The estimates of reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Management also reviews expense estimates and may make adjustments to these estimates in order to ensure that net operating revenues are accurately reflected in the financial statements. In addition, as is typical in the movie industry, our distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on our operating results in later periods.

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

Film Amortization

Once a film is released, the amount of film inventory relating to that film, including film production costs and contingent compensation and residual costs, is amortized and included in costs of revenue in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated total revenue to be received from all sources for each film (“Ultimate Revenue”) in accordance with the SOP. The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film. Amortization costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write offs of film inventory.

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

Stock-Based Compensation

The fair value of stock option grants with either service based or performance based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term, and the risk free interest rate. As permitted by and outlined in the Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment released by the SEC, we apply the simplified method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. The use of the simplified method is permissible only through December 31, 2007, after which time we will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility for incorporates both historical volatility and the implied volatility of publicly traded options.

For equity awards of stock appreciation rights to purchase and restricted shares of our common stock which contain a market based condition, we use a Monte Carlo simulation option-pricing model to determine the award’s grant-date fair value. Compensation costs related to awards with a market-based conditions will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and to the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as the associated net interest.

In addition, we are subject to the examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the normal course of business. In evaluating potential loss contingencies, we consider the likelihood of loss or impairment of an asset or of the incurrence of a liability, as well as our ability to reasonably estimate the amount of the loss. A loss contingency is accrued when it is probable that an asset has been impaired or a liability incurred and the amount of the loss is reasonably estimable. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS No. 109” (“FIN 48”). FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for us beginning in 2007. We are currently evaluating the impact adoption of FIN 48 will have to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency, and credit risks, please see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our 2005 Form 10-K. Exposure to our interest rate, foreign currency, and credit risks have not changed materially since December 31, 2005.

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

In connection with our annual and quarterly evaluations of disclosure controls and procedures to date, certain deficiencies in our internal controls over financial reporting came to management’s attention during 2005, including deficiencies in the operation of internal controls over financial reporting relating to the income tax provision. Management believed that these issues were “significant deficiencies,” which means that there was more than a remote possibility that these deficiencies might result in a misstatement in our annual or interim reports that was more than inconsequential. Although we have taken remediation efforts to address these deficiencies, we cannot assure you that we will not have a material weakness in these or other internal controls over financial reporting at year-end 2006 or in subsequent future periods. For a further discussion, please see Part I, Item 1A of our 2005 Form 10-K under Part I, Item 1A “Risk Factors—While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price”. In addition, the scope of our assessment of our internal controls over financial reporting includes our internal controls that monitor the accuracy, completeness, and timeliness of information reported to us by our third party distribution partner. While we are working closely with our new distributor to understand and potentially enhance their processes impacting our internal controls over financial reporting, we cannot guarantee that they have sufficient internal controls over the accuracy, completeness, and timeliness of information reported to us. For a further discussion, please see our 2005 Form 10-K under Part I, Item 1A “Risk Factors—Internal control assessments at our new third party distribution partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting.”

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of Legal Proceedings in Note 9 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

Information concerning certain risks and uncertainties appears in “Forward-Looking Statements” of this Quarterly Report, and Part I, Item 1A “Risk Factors” of the Company’s 2005 Form 10-K (as updated below in this Item 1A). You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2005 Form 10-K except for the changes to the risk factor in the Company’s 2005 Form 10-K under the heading “The informal inquiry by the SEC and the pending class action litigation and shareholder derivative actions could require significant management attention and legal resources, and an adverse resolution could have a material adverse effect on us.” On May 3, 2006, the Company received a letter from the Pacific Regional Office of the SEC stating that the investigation (In the Matter of DreamWorks Animation SKG, Inc. LA-3088) has been recommended for termination, and no enforcement action has been recommended to the SEC. As a result, this risk factor is updated as follows:

The pending class action litigation and shareholder derivative actions could require significant management attention and legal resources, and an adverse resolution could have a material adverse effect on us.

We and certain of our officers and directors have been named as defendants in a number of putative shareholder class actions now consolidated and pending in the United States District Court for the Central District of California, and we (nominally and derivatively) and certain of our officers and directors have been named as defendants in putative shareholder derivative actions pending before the same court and pending in the Superior Court of the State of California (together, the “litigation”). The litigation is discussed in greater detail in Note 9 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 “Financial Statement” of this Quarterly Report. The litigation has required, and may continue to require, significant management attention and legal resources. A resolution of the litigation in a manner adverse to us could have a material adverse effect on us and on the price of our Class A common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 10, 2006, the stockholders elected ten directors to serve for the ensuing year (or until their successors are duly elected and qualified) and ratified the appointment of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006. The stockholders’ voting in ratifying Ernst & Young LLP as our independent registered public accounting firm included 808,443,708 votes for, 30,764 votes against, and 7,662 votes abstained. The table below shows the results of the stockholders’ voting with respect to the election of our directors:

	Votes Cast For	Votes Withheld
Jeffrey Katzenberg	794,888,582	13,603,552
Roger A. Enrico	805,226,571	3,265,563
Paul G. Allen	796,854,351	11,637,783
Judson C. Green	805,726,335	2,765,799
David Geffen	796,856,820	11,635,314
Mellody Hobson	805,768,766	2,723,368
Nathan Myhrvold	805,781,199	2,710,935
Howard Schultz	805,770,243	2,721,891
Margaret C. Whitman	805,780,511	2,711,623
Karl M. von der Heyden	803,120,568	5,371,566

Items 2, 3, and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit 10.1	Form of Non-Employee Director Stock Appreciation Rights Award Agreement

Exhibit 10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement

Exhibit 10.3	Form of Employee Stock Appreciation Rights Award Agreement (Time Vested)

Exhibit 10.4	Form of Employee Restricted Share Award Agreement (Time Vested)

Exhibit 10.5	Form of Employee Stock Appreciation Rights Award Agreement (Performance Based)

Exhibit 10.6	Form of Employee Restricted Share Award Agreement (Performance Based)

Exhibit 10.7	Form of Performance Compensation Award Agreement

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: August 4, 2006	By:	/s/ KRISTINA M. LESLIE
	Name:	Kristina M. Leslie
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Form of Non-Employee Director Stock Appreciation Rights Award Agreement

Exhibit 10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement

Exhibit 10.3	Form of Employee Stock Appreciation Rights Award Agreement (Time Vested)

Exhibit 10.4	Form of Employee Restricted Share Award Agreement (Time Vested)

Exhibit 10.5	Form of Employee Stock Appreciation Rights Award Agreement (Performance Based)

Exhibit 10.6	Form of Employee Restricted Share Award Agreement (Performance Based)

Exhibit 10.7	Form of Performance Compensation Award Agreement

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.