Form 10-Q
period 2006-09-30
DreamWorks Animation SKG, Inc.
filed 2006-11-01
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of September 30, 2006, there were 52,488,112 shares of Class A common stock, 50,842,414 shares of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

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

Particular attention should be paid to the cautionary language set forth in Part I, Item 1A—“Risk Factors” of our 2005 Form 10-K under the following headings:

•	“Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky”;

•	“Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our business”;

•	“Our operating results fluctuate significantly”;

•	“The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements”;

•	“Our scheduled releases of CG animated feature films will place a significant strain on our resources”;

•	“We are dependent on Paramount for the distribution and promotion of our feature films and related products”;

•	“Internal control assessments at our new third party distribution partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting”;

•	“Failure to successfully manage and complete the transition to Paramount as our new distribution partner may result in a disruption of our operations and may have an adverse impact on our financial results”; and,

•	“We have agreed to effect up to two follow-on secondary offerings of our Class A common stock in respect of the Holdco arrangements described below. Sales of our Class A common stock in such follow-on offering or offerings may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.”

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$535,967	$403,796
Trade accounts receivable, net of allowance for doubtful accounts	1,424	10,186
Receivable from affiliate, net of allowance for doubtful accounts	—	97,991
Film inventories, net	638,858	535,886
Property, plant, and equipment, net of accumulated depreciation and amortization	81,887	85,293
Income taxes receivable	12,350	35,851
Deferred taxes, net	29,770	80,175
Goodwill	34,216	34,216
Prepaid expenses and other assets	37,652	29,782

Total assets	$1,372,124	$1,313,176

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$4,175	$7,201
Payable to affiliate	—	2,667
Payable to Paramount	54,634	—
Payable to stockholder	47,699	73,789
Accrued liabilities	57,444	55,014
Other advances and unearned revenue	37,926	30,863
Obligations under capital leases	1,629	2,264
Universal Studios advance	—	75,000
Bank borrowings and other debt	118,269	117,267

Total liabilities	321,776	364,065
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 52,815,060 and 52,556,483 shares issued, as of September 30, 2006 and December 31, 2005, respectively	528	526
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 50,842,414 shares issued and outstanding	508	508
Class C common stock, par value $.01 per share, one share authorized and issued and outstanding	—	—
Additional paid-in capital	750,165	683,857
Retained earnings	306,364	269,905
Less: Treasury stock, at cost, 326,948 and 256,805 shares, as of September 30, 2006 and December 31, 2005, respectively	(10,158)	(8,626)

Total stockholders’ equity	1,047,407	946,170

Total liabilities and stockholders’ equity	$1,372,124	$1,313,176

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Operating revenue	$55,584	$87,107	$190,566	$289,421
Costs of revenue	29,739	55,559	97,194	161,903

Gross profit	25,845	31,548	93,372	127,518
Selling, general and administrative expenses	16,966	21,919	56,936	58,467

Operating income	8,879	9,629	36,436	69,051
Interest income, net	6,984	2,490	17,506	3,185
Other income, net	1,452	1,454	4,393	2,581
Decrease (increase) in income tax benefit payable to stockholder	3,851	2,677	(3,764)	(8,682)

Income before income taxes	21,166	16,250	54,571	66,135
Provision for income taxes	10,699	16,906	18,112	24,784

Net income (loss)	$10,467	$(656)	$36,459	$41,351

Basic net income (loss) per share	$0.10	$(0.01)	$0.35	$0.40
Diluted net income (loss) per share	$0.10	$(0.01)	$0.35	$0.40
Shares used in computing net income (loss) per share
Basic	103,250	103,092	103,235	103,055
Diluted	103,432	103,092	103,663	104,327

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,
	2006	2005
	(in thousands)
Operating activities
Net income	$36,459	$41,351
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film inventories	92,832	155,755
Stock compensation expense	16,058	15,187
Depreciation and amortization	6,303	6,316
Revenue earned against advances and unearned revenue	(39,738)	(35,549)
Deferred taxes, net	50,405	22,070
Change in operating assets and liabilities:
Trade accounts receivable	8,762	5,784
Receivable from/Payable to Distributor for Distribution and Services Agreements	149,958	415,530
Film inventories	(197,974)	(203,643)
Prepaid expenses and other assets	(8,458)	(18,460)
Payable to stockholder	(26,090)	5,289
Accounts payable and accrued expenses	(773)	(12,544)
Income taxes	(3,384)	(21,571)
Advances and unearned revenue	50,195	25,784

Net cash provided by operating activities	134,555	401,299

Investing activities
Purchases of property, plant, and equipment	(1,307)	(3,733)
Purchases of short-term investments	—	(21,800)
Sale of short-term investments	—	550

Net cash used in investing activities	(1,307)	(24,983)

Financing Activities
Bank borrowings and other debt	—	4,597
Payments on bank borrowings	—	(27,772)
Payments on capital leases	(635)	(593)
Receipts from exercise of stock options	697	2,822
Excess tax benefits from employee equity awards	393	—
Purchase of treasury stock	(1,532)	(6,119)
Paramount signing bonus deemed a contribution from controlling stockholders	75,000	—
Repayment of Universal Studios advance	(75,000)	—

Net cash used in financing activities	(1,077)	(27,065)

Increase in cash and cash equivalents	132,171	349,251
Cash and cash equivalents at beginning of period	403,796	63,134

Cash and cash equivalents at end of period	$535,967	$412,385

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for income taxes, net	$(29,302)	$27,863

Cash paid during the period for interest, net of amounts capitalized	$123	$5,807

Supplemental disclosure of non-cash operating activities:
Transfer on January 31, 2006 of net receivable from affiliate to Paramount for Distribution and Services Agreements	$102,509	$—

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. DreamWorks Animation has been developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) since its formation in 1994. On October 27, 2004, the Company was spun off from DreamWorks Studios and, immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. At the time of the separation from DreamWorks Studios, DreamWorks Studios and DreamWorks Animation were effectively under common ownership and control.

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

In addition, in connection with the closing of Viacom’s acquisition of DreamWorks Studios, Viacom received certain rights, previously held by Vivendi Universal Entertainment LLLP, in an agreement pursuant to which members of DreamWorks Studios agreed to contribute a portion of the Company’s common stock they received in the Company’s separation from DreamWorks Studios to a limited liability partnership (“Holdco”) in exchange for partnership interests in Holdco.

Basis of Presentation and Use of Estimates

The consolidated financial statements of DreamWorks Animation present the stand-alone financial position, results of operations and cash flows of DreamWorks Animation and include the accounts of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of September 30, 2006 and for the three and nine months ended September, 2006 and 2005 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The Consolidated Balance Sheet as of December 31, 2005, was derived from audited financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and the Company’s Current Report on Form 8-K dated October 31, 2006.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements, loss contingencies and estimates used in the determination of the fair value of stock options and other equity awards for stock-based compensation. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Certain amounts in the prior period’s statements of operations and statements of cash flows have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for the Company beginning in 2007 with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previously filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff’s previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for the Company beginning in the fourth quarter of this fiscal year and management does not currently anticipate any adjustments to opening retained earnings resulting from the application of SAB 108.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 is effective for the Company beginning in 2008. The Company is currently evaluating the impact the adoption of FAS 157 will have on its consolidated financial statements.

2. Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with FASB Statement No. 128 “Earnings Per Share.” Basic per share amounts exclude dilution and are calculated using the weighted average number of common shares outstanding for the period. Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Numerator:
Net income (loss)	$10,467	$(656)	$36,459	$41,351
Denominator:
Weighted average common shares and denominator for basic calculation	103,250	103,092	103,235	103,055

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options\stock appreciation rights	160	—	194	363
Unvested restricted shares	22	—	234	909

Denominator for diluted calculation	103,432	103,092	103,663	104,327

Net income (loss) per share—basic	$0.10	$(0.01)	$0.35	$0.40
Net income (loss) per share—diluted	$0.10	$(0.01)	$0.35	$0.40

The following table sets forth (in thousands) the number of options to purchase shares of common stock and stock appreciation rights, and shares of restricted common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive. In addition, the table sets forth the following number of equity awards subject to performance conditions which were also not included in the calculation of diluted net income per share because the number of shares that will be ultimately issued is contingent upon the Company’s performance against measures established for the performance period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Options to purchase shares of common stock and stock appreciations rights	1,927	3,542	2,115	2,623
Restricted common stock	—	1,821	—	—
Equity awards subject to performance conditions	1,849	1,711	1,849	1,711

Total	3,776	7,074	3,964	4,334

In addition, as a result of the acquisition of DreamWorks Studios by Viacom, on January 31, 2006 approximately 0.3 million of unvested restricted shares and 0.6 million of unvested options to purchase shares of the Company’s common stock were forfeited and cancelled, respectively. This number of equity awards represented the unvested portions of equity awards granted to certain employees of DreamWorks Studios under the Company’s 2004 Omnibus Incentive Compensation Plan as of such date. In addition, approximately 0.5 million of vested options to purchase shares of the Company’s common stock held by certain employees of DreamWorks Studios were also cancelled in connection with the Acquisition. These forfeited and cancelled equity awards did not materially impact the reported calculation of diluted net income per share for the three and nine month periods ended September 30, 2006 because most were anti-dilutive.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Film Inventories

The following is an analysis of film inventories (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
In development	$27,106	$60,771
In production	204,668	263,367
Completed, not released	142,867	—
In release, net of amortization	264,217	211,748

Total film inventories	$638,858	$535,886

The Company anticipates that 84% of “in release” inventory as of September 30, 2006 will be amortized over the next three years. The Company further anticipates that 46% of “in release” inventory as of September 30, 2006 will be amortized over the next twelve months.

The Company estimates that in the next twelve months, it will pay approximately $11.4 million of its contingent compensation and residual costs of $20.2 million accrued as of September 30, 2006.

4. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements (in thousands):

	Balance Outstanding		Maturity Date	Interest Rate as of September 30, 2006		Interest Cost
						Three Months Ended September 30,				Nine Months Ended September 30,
	September 30, 2006	December 31, 2005				2006		2005		2006		2005
Animation Campus Financing(1)	$73,000	$73,000	October 2009	6.42%		$1.2		$0.9		$3.3		$2.3
Universal Studios Advance(2)	$—	$75,000	N/A	N/A		$—		$1.7		$0.6		$4.9
Revolving Credit Facility	$—	$—	October 2009	0.75	%(3)	$0.4	(3)	$0.4	(3)	$1.1	(3)	$1.1	(3)
HBO Subordinated Notes(4)	$50,000	$50,000	November 2007	5.99%		$1.1		$0.8		$3.1		$2.3

(1)	In connection with the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” the special purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million non-controlling minority interest.
(2)	In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated its distribution arrangements with Universal Studios. In connection therewith, the Company was required to repay the Universal Studios advance, plus interest, totaling approximately $75.6 million. The Company repaid such amount in January 2006 using the proceeds of the $75.0 million signing bonus received from Paramount in connection with the Paramount Agreements (see Note 5).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The Company has a $200 million revolving credit facility with a number of banks. There was no debt outstanding for the respective periods. This rate represents a commitment fee which the Company is required to pay on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when less then $100 million is outstanding under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.
(4)	The subordinated notes are recorded net of a discount of $1.8 million and $2.8 million as of September 30, 2006 and December 31, 2005, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement.

As of September 30, 2006 the Company was in compliance with all applicable debt covenants.

Interest Capitalized to Film Inventories.    Interest capitalized to film inventories during the three months ended September 30, 2006 and 2005 totaled $2.3 million and $1.7 million, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $7.0 million and $5.4 million, respectively.

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

Distribution and Servicing Arrangements with DreamWorks Studios.    The DreamWorks Studios Distribution Agreement remained in effect through January 31, 2006. Pursuant to the DreamWorks Studios Distribution Agreement, DreamWorks Animation was responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs, and DreamWorks Studios was generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The DreamWorks Studios Distribution Agreement provided that DreamWorks Studios was entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue.

The Company incurred distribution fees payable to DreamWorks Studios of $3.7 million for the one-month period ended January 31, 2006, and $13.9 million and $44.7 million for the three and nine month periods ended September 30, 2005, respectively. As of December 31, 2005, the Company had a receivable from DreamWorks Studios of approximately $98.0 million pursuant to the DreamWorks Studios Distribution Agreement. Upon Viacom’s acquisition of DreamWorks Studios on January 31, 2006, and in connection with the termination of the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DreamWorks Studios Distribution Agreement and the effectiveness of the Paramount Agreements, all amounts due to or from DreamWorks Studios pursuant to the DreamWorks Studios Distribution Agreement, on a per film basis, were transferred to Paramount, the Company’s new distributor (see Note 6).

In addition, the Company and DreamWorks Studios had entered into a services agreement (the “Services Agreement”) whereby DreamWorks Studios agreed to provide the Company with certain general and administrative services and corporate aircraft services (subject to the terms of a separate aircraft time-share agreement) and the Company provided certain services for DreamWorks Studios, including office space and certain general and administrative services. As a result of the Acquisition, the parties agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for certain transitional periods, and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. Pursuant to the Services Agreement, the Company incurred costs from DreamWorks Studios of $1.1 million and DreamWorks Studios incurred costs from the Company of $0.4 million for the one-month period ended January 31, 2006. For the three and nine-month periods ended September 30, 2005, the Company incurred costs from DreamWorks Studios of $2.5 million and $7.9 million, respectively, and DreamWorks Studios incurred costs from the Company of $0.6 million and $4.3 million, respectively.

The Company continues to provide services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. For the three and nine month periods ended September 30, 2006 and 2005, revenue earned from licensing activities on behalf of DreamWorks Studios was not material.

6. Significant Customer, Distribution and Servicing Arrangement with Paramount, and Segment Information

Significant Customer.    The DreamWorks Studios Distribution Agreement remained in effect through January 31, 2006. During the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, Universal Studios, which acted as DreamWorks Studios distributor, remained a significant source of the Company’s revenue. If the DreamWorks Distribution Agreement had not been in effect, Universal Studios would have represented 80% of revenues for the one-month ended January 31, 2006 and 56% and 64% of revenues for the three-month and nine-month periods ended September 30, 2005, respectively. As a result of the effectiveness of the Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 90% and 85% of total revenue for the three and eight month periods ended September 30, 2006, respectively. Paramount was not a significant source of the Company’s revenue for the three and nine month periods ended September 30, 2005.

Distribution and Servicing Arrangements with Paramount.    The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount and

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their affiliates to recoup its expenses under the Paramount Agreements, Paramount and its affiliates will not be entitled to recoup those costs from proceeds of the Company’s other feature films or direct-to-video films, and the Company will not be required to repay Paramount or its affiliates for such amounts. As of September 30, 2006, Paramount is entitled to recover $7.1 million of Shrek 2 distribution and marketing costs in future periods before the Company can record any future revenues from Paramount for this film.

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

Revenue by Film.

The following is a summary of the Company’s revenue by film (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Over the Hedge	$2,075	$—	$12,768	$—
Wallace & Gromit: The Curse of the Were-Rabbit	17,183	—	20,534	—
Madagascar	24,108	64,620	92,618	76,263
Shark Tale	5,796	10,344	28,418	152,535
Shrek 2	893	2,626	6,910	17,122
Film Library / Other(1)	5,529	9,135	29,318	41,500
Television Series	—	382	—	2,001

	$55,584	$87,107	$190,566	$289,421

(1)	Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimmaron and Sinbad: Legend of the Seven Seas. For the three and nine months ended September 30, 2005, Sinbad: Legend of the Seven Seas revenue of $34 thousand and $2.7 million, respectively, has been reclassified to “Film Library/Other” to conform to the current-year presentation.

7. Stock-Based Compensation

Equity Awards Previously Issued to Employees of DreamWorks Studios.    In connection with the Company’s separation from DreamWorks Studios, the Company issued various equity awards to the employees of DreamWorks Studios which were accounted for as a dividend to DreamWorks Studios, based on the grant date fair value of the underlying stock. Upon Viacom’s acquisition of DreamWorks Studios, unvested restricted stock awards and all unvested and vested stock options to purchase shares of the Company’s stock previously held by employees of DreamWorks Studios who were not transferring to the Company were forfeited and cancelled. In accordance with the treatment of the original dividend to DreamWorks Studios, the dividend recorded to DreamWorks Studios was not adjusted for these forfeited and cancelled equity awards. For those DreamWorks Studios employees transferring to the Company, it was determined that the original terms of their equity awards

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were not modified. Accordingly, on January 31, 2006, the Company reversed $1.5 million of the original dividend to DreamWorks Studios with a corresponding decrease to Additional-Paid-in-Capital representing the unrecognized compensation cost of the unvested portion of the equity awards associated with the transferred employees. Compensation costs related to the unvested portions of the equity awards of the transferred employees are being recognized on a straight-line basis over the remaining vesting period of the awards.

Compensation Cost Recognized.    The Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) as of January 1, 2005 and accordingly began to record stock-based compensation in accordance with its provisions. Under FAS 123R, the Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. In the quarter ended March 31, 2006, the Company began to record compensation costs associated with equity awards of stock appreciation rights and restricted shares subject to market-based conditions.

The fair value of stock option grants or stock appreciation rights with service or performance-based vesting conditions is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the company’s dividend yield, volatility of the company’s stock, the risk-free interest rate and expected option term. As permitted by and outlined in the Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment released by the SEC, the Company applies the simplified method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. The use of the simplified method is permissible only through December 31, 2007, after which time the Company will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options.

The assumptions used in the Black-Scholes model for the three-month and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility(1)	35%	50%	35%-40%	50%
Risk-free interest rate	4.73-5.04%	3.7-3.88%	4.19-5.04%	3.62-4.10%
Expected term (in years)	5.4	6.5	6.6	7.2

(1)	The Company utilized an expected volatility of 35% for the three and six-month periods ended September 30, 2006 and 40% for the three months ended March 31, 2006.

For equity awards subject to market-based conditions (such as the price of the Company’s Class A common stock), the Company uses a Monte Carlo simulation option-pricing model to determine the grant-date fair value. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excluding the DreamWorks Studios employees’ equity awards discussed above, the following tables set forth the number and weighted average fair value of equity awards granted during the three-month and nine-month periods ended September 30, 2006 and 2005 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Number Granted	Weighted Average Fair Value	Number Granted	Weighted Average Fair Value
	(in thousands)		(in thousands)

	(unaudited)
2006
Stock options\stock appreciation rights	6	$9.23	146	$12.24
Restricted stock	9	$22.59	220	$24.25
2005
Stock options	101	$14.91	867	$21.67
Restricted stock	150	$27.58	1,266	$35.16

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Total equity-based compensation	$4,875	$5,289	$16,058	$15,187
Tax impact	(1,798)	(2,020)	(5,922)	(5,800)

Reduction in net income, net of tax	$3,077	$3,269	$10,136	$9,387

Compensation cost capitalized as a part of film inventory was $0.5 million and $1.2 million for the three and nine-month periods ended September 30, 2006. There was no compensation cost capitalized to film inventory for the three-month and nine-month periods ended September 30, 2005. As of September 30, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $70.9 million. This cost will be amortized on a straight-line basis over a weighted average of 3.2 years.

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

The Company realized $39.3 million in tax benefits in 2005 as a result of the Tax Basis Increase, and recognized net deferred tax assets of $47.6 million, which represented the tax benefit the Company expected to realize in future years as of December 31, 2005. As discussed above, the Company is obligated to remit to the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, the Company recorded a liability to the stockholder’s affiliate of $73.8 million as of December 31, 2005. During the three-month period ended September 30, 2006, the Company revalued its deferred tax assets and determined that less deductions in future years will be realized from the Tax Basis Increase than previously estimated. As a result, the Company recognized $4.6 million in net tax expense and recorded a $3.9 million decrease in income tax benefit payable to the stockholder’s affiliate, plus interest. For the nine-month period ended September 30, 2006, the Company recognized $4.4 million in net tax benefits as a result of the Tax Basis Increase and as a result, recorded a $3.8 million increase in income tax benefit payable to the stockholder’s affiliate, plus interest. Also, the Company made a $30 million cash payment to the stockholder’s affiliate in the first quarter of 2006 related to tax benefits realized in 2005 from the Tax Basis Increase. As of September 30, 2006, the Company had recorded a liability to the stockholder’s affiliate of $47.7 million.

The provision for income taxes for the three and nine months ended September 30, 2006 and 2005, respectively, differed from the amounts computed by applying the U.S. statutory rate of 35% to income before income taxes and (decrease) increase in income tax benefit payable to stockholder as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Federal tax rate on pre-tax book income	35%	35%	35%	35%
U.S. state taxes, net of Federal benefit	3	4	3	2
Revaluation of deferred tax assets, net	22	50	(8)	(9)
Permanent items	(2)	4	(1)	(2)
Foreign taxes	—	2	—	1
Reserves	4	36	2	7
Other	—	(6)	—	(1)

Effective tax rate	62%	125%	31%	33%

The Company’s federal income tax return for the period from October 27, 2004 through December 31, 2004 is currently under examination by the Internal Revenue Service. The Company has provided for any adjustments which may ultimately result from this examination.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Informal Inquiry by the SEC.    In July 2005, the Company announced that it had received a request from the staff of the SEC and was voluntarily complying with an informal inquiry concerning trading in the Company’s securities and the disclosure of the Company’s financial results on May 10, 2005. The SEC informed the Company that the informal inquiry should not be construed as an indication that any violations of law have occurred. On May 3, 2006, the Company received a letter from the Pacific Regional Office of the SEC stating that the investigation (In the Matter of DreamWorks Animation SKG, Inc. LA-3088) had been recommended for termination, and no enforcement action had been recommended to the SEC. The information in the SEC’s letter was provided under the guidelines in the final paragraph of Securities Act Release No. 5310. The Company cooperated fully with the inquiry.

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

We have theatrically released a total of twelve animated feature films, including Shrek, Shrek 2, Shark Tale, Madagascar and Over the Hedge, which was our most recent film theatrically released on May 19, 2006. We are currently producing seven animated films for release between the remainder of 2006 and 2009. We have a substantial number of projects in development that are expected to fill our release schedule through 2010 and beyond. The following lists our next seven films and their anticipated release dates.

•	Flushed Away (release on November 3, 2006)

•	Shrek the Third (release on May 18, 2007)

•	Bee Movie (release on November 2, 2007)

•	Kung Fu Panda (release in May 2008)

•	Madagascar (sequel) (release in the fourth quarter of 2008)

•	Monsters vs. Aliens (release in the second quarter of 2009)

•	How to Train Your Dragon (release in the fourth quarter of 2009)

Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

We are also currently developing two animated television series with an affiliate of our distributor.

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

•	Pay and Free Broadcast Television—Our films are distributed in the worldwide free and pay television markets by our distributor. Our distributor licenses our films pursuant to output agreements and individual and package film agreements, which generally provide that the exhibitor pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output arrangements between our distributor and various television licensees.

•	Ancillary Markets—The licensing and merchandising of our films and characters in markets around the world generate most of our revenue earned in ancillary markets. These activities are not subject to our distribution arrangements. We generate royalty-based revenues from the licensing of our character and film elements to consumer product companies. We also license our characters and storylines for use in conjunction with our promotional partners’ products or services for which, in exchange, we generally receive promotional fees as well as the additional marketing benefits from cross-promotional opportunities.

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

For a detailed description of our operating expenses, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Costs of Revenue” and “—Selling, General and Administrative Expenses” in our 2005 Form 10-K.

Because our films are distributed in foreign countries, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this Quarterly Report.

Our Distribution and Servicing Arrangements

Beginning in the fourth quarter of 2004 and continuing through the period ended January 31, 2006, our results reflected the effects of our distribution and other arrangements with DreamWorks Studios (the

“DreamWorks Studios Distribution Agreement”). We terminated the DreamWorks Studios Distribution Agreement upon the closing of the acquisition of DreamWorks Studios by Viacom Inc. and certain of its affiliates (collectively, “Viacom”) on January 31, 2006 (the “Acquisition”). At the same time, we and Paramount Pictures Corporation, a subsidiary of Viacom, and its affiliates (collectively, “Paramount”) entered into an exclusive distribution agreement and fulfillment services agreement (collectively, the “Paramount Agreements”) through the later of (i) our delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012. Effective February 1, 2006, our results reflect our new distribution and other arrangements with Paramount. For a detailed description of our new distribution and fulfillment services arrangements with Paramount and its affiliates, as well a as description of the DreamWorks Studios Distribution Agreement, please see our 2005 Form 10-K under Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement,” respectively.

In addition, pursuant to the Paramount Agreements, we received a $75.0 million signing bonus from Paramount. As the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and as we and DreamWorks Studios were effectively under common control at the time of DreamWorks Studios’ acquisition by Viacom, we recorded this $75 million signing bonus from Paramount, which is approximately $49.0 million on an after-tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before taxes, has been reflected in the statement of cash flows as a deemed contribution from controlling stockholders. We used the proceeds of this signing bonus to repay a $75.0 million advance, plus interest, due to Universal Studios Inc. (“Universal Studios”), which was contractually required in connection with DreamWorks Studios’ termination of its distribution arrangements with Universal Studios. Furthermore, pursuant to the Paramount Agreements, Paramount is also obligated to pay us annual cost reimbursements. We are allocating the total amount of these annual cost reimbursements equally to each of the new films we are delivering to Paramount under the Paramount Agreements. We are recognizing the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film beginning with the release of Over the Hedge. These annual cost reimbursements are guaranteed and independent from Paramount’s right to recoup its distribution and marketing costs for each film on a stand-alone basis before we can record any future revenues from the film’s exploitation.

In the ordinary course of reconciling our balances with our distributor we have identified an issue in which our payable to Paramount as of September 30, 2006 is potentially overstated. This issue has not been resolved with Paramount but we currently believe that the resolution of this issue will not have a material impact on our financial condition or cash flows and will have no impact on our results of operations.

Seasonality

Our revenues fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis. For example, although Over the Hedge was theatrically released May 19, 2006, no revenue was reported by our distributor since the film’s theatrical release as our distributor is entitled to first recover its marketing and distribution costs before it is required to report any revenue generated from the exploitation of the film. In addition, revenues related to our consumer products are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, the operating results for the three and nine-month periods ended September 30, 2006 for our business are not necessarily indicative of results to be expected for the full year.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations. This information should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Operating revenue	$55.6	$87.1	$(31.5)	(36)%	$190.6	$289.4	$(98.8)	(34)%
Costs of revenue	29.7	55.6	25.9	47%	97.2	161.9	64.7	40%
Selling, general and administrative expenses	17.0	21.9	4.9	22%	56.9	58.5	1.6	3%

Operating income	8.9	9.6	(0.7)	(7)%	36.5	69.0	(32.5)	(47)%
Interest income, net	7.0	2.5	4.5	180%	17.5	3.2	14.3	447%
Other income, net	1.5	1.4	0.1	7%	4.4	2.6	1.8	69%
Decrease (increase) in income tax benefit payable to stockholder	3.8	2.7	1.1	41%	(3.8)	(8.7)	4.9	56%

Income before income taxes	21.2	16.2	5.0	31%	54.6	66.1	(11.5)	(17)%
Provision for income taxes	10.7	16.9	6.2	37%	18.1	24.8	6.7	27%

Net income (loss)	$10.5	$(0.7)	$11.2	1600%	$36.5	$41.3	$(4.8)	(12)%

Diluted net income (loss) per share	$0.10	$(0.01)	$0.11	1100%	$0.35	$0.40	$(0.05)	(12)%

Three Months Ended September 30, 2006, compared to Three Months Ended September 30, 2005

Operating Revenue.    Revenues for the three months ended September 30, 2006 were $55.6 million, a decrease of $31.5 million, or 36%, as compared to the same period for 2005. The decrease in revenue is primarily related to lower theatrical results for Over the Hedge, our 2006 second quarter release, as compared to last year’s second quarter release, Madagascar.

For the quarter ended September 30, 2006, a variety of films across several markets contributed to our total revenue of $55.6 million: Madagascar contributed $24.1 million of revenue earned primarily in the worldwide home entertainment and domestic television markets; Wallace & Gromit contributed $17.2 million of revenue earned primarily in the domestic pay television and worldwide home entertainment markets; and Shark Tale contributed $5.8 million of revenue earned primarily in the worldwide home entertainment and international television markets. All three of these films benefited from a partial reduction to certain previously recorded estimates of home entertainment product returns and transition costs which were established in conjunction with the transition of our home entertainment fulfillment services from Universal Studios to Paramount. Over the Hedge generated $2.1 million of merchandising and licensing revenue. Our other films, including our library titles, contributed revenues totaling $6.4 million. Furthermore, the net revenue reported by our distributor for all of our films for the quarter ended September 30, 2006 included the impact of a reduction totaling $6.4 million to the cost of home entertainment product as a result of our distributor’s renegotiation of a third-party contract. In addition, as of September 30, 2006, the cumulative distribution and marketing expenses (including distribution fees) incurred by our distributor exceeded the cumulative gross revenues recorded for Shrek 2. As a result, our distributor must recoup approximately $7.1 million, of distribution and marketing costs for Shrek 2 in future periods before we recognize any future revenues from our distributor’s exploitation of this film.

For the three months ended September 30, 2005, Madagascar was the primary contributor of revenue, earning $64.6 million of revenue primarily from its domestic and international theatrical release. Shark Tale contributed an additional $10.3 million of revenue earned in the domestic pay television, international theatrical and worldwide home entertainment markets. Our library titles contributed an additional $9.1 million of revenue, primarily consisting of international home entertainment revenue. Our distributor did not report any additional revenues associated with Shrek 2 as its cumulative marketing and distribution costs exceeded the revenues it recorded for this film, primarily related to worldwide home video distribution, including its provision for returns of home video units in excess of amounts previously estimated. However, Shrek 2 did contribute $2.6 million in merchandising and licensing revenues in the quarter ended September 30, 2005.

Costs of Revenue.    Costs of revenue primarily represent the amortization of capitalized film costs, contingent compensation and residuals. Costs of revenue for the third quarter of 2006 was $29.7 million as compared to $55.6 million for the same period in 2005, representing a decrease of $25.9 million, or 47%. This decrease in costs of revenue was primarily due to lower amortization of capitalized films costs associated with lower revenues earned by the films in release, as well as the $3.9 million pre-release write-down of Wallace and Gromit’s unamortized film inventory recorded in the third quarter of 2005 as a result of a change in its estimated fair value. In addition, amortization for released films as a percentage of film revenue for the third quarter of 2006 was 46.0%, compared to 57.5% for same period of 2005. The lower rate of film amortization as a percentage of film revenue for the third quarter of 2006 as compared to the third quarter of 2005 was primarily due to an increase in Madagascar’s estimated total revenue to be received from all sources (“Ultimate Revenue”).

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $17.0 million (including $4.9 million of stock compensation expense) for the three months ended September 30, 2006 as compared to $21.9 million (including a stock compensation expense of $5.3 million) for the three months ended September 30, 2005. This $4.9 million decrease was primarily due to lower outside legal fees, reduced professional consulting services in our second year of compliance with the Sarbanes-Oxley Act of 2002 and lower stock compensation costs which is discussed in the following paragraph. This decrease in cost was slightly offset by increased employee-related costs and bad debt expense associated with certain international home entertainment retail accounts.

Stock compensation expense was $4.9 million for the quarter ended September 30, 2006, as compared to $5.3 million for the same period for 2005. This decrease in stock compensation expense for the third quarter of 2006 resulted from lowered expectations regarding the achievement of specified cumulative performance goals associated with certain grants of restricted stock, offset, in part, by additional grants of equity awards to our employees. As of September 30, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $70.9 million. This cost will be amortized on a straight-line basis over a weighted average of 3.2 years.

Operating Income (Loss).    Operating income for the quarter ended September 30, 2006 decreased by $0.7 million, or 7%, to $8.9 million. This decrease in operating income was primarily related to the lower current year theatrical performance of Over the Hedge as compared to Madagascar in the prior year. The impact of Over the Hedge’s lower performance was partially offset by lower amortization of capitalized film costs associated with lower revenues earned by the films in release and lower selling, general and administrative expenses due to lower outside legal fees and reduced professional consulting services in our second year of compliance with the Sarbanes-Oxley Act of 2002.

Interest Income (Net of expense).    For the three months ended September 30, 2006, total interest income was $7.5 million, an increase of $2.6 million or 53%, from $4.9 million for the same period of 2005. The increase was primarily a result of the combination of higher interest rates and higher balances of cash and cash equivalents. Total interest expense was $0.5 million (net of amounts capitalized to film inventory which is discussed in the following paragraph) for the third quarter of 2006 as compared to $2.4 million (net of amounts capitalized to film inventory) for the same period in the prior year. This decrease of $1.9 million, or 79%, in total interest expense was primarily due to a $1.7 million decrease in interest expense associated with the Universal advance which was repaid in January 2006 and higher interest expense capitalized to production film inventory, offset by the impact of higher interest rates on existing financing arrangements.

Interest expense capitalized to production film inventory for the three months ended September 30, 2006, was $2.3 million as compared to $1.7 million for the same period of 2005. This increase of $0.6 million is primarily a result of a significantly higher average balance of film inventory in production and a higher rate of capitalization during the current period as compared to the same period in the prior year.

Other Income (Net of expense).    For the three months ended September 30, 2006, total other income was $1.5 million, consisting entirely of income recognized in connection with preferred vendor arrangements. This amount remained principally unchanged from that reported for the comparable period of 2005.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of our separation from DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. We are obligated to remit to such affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Each quarter we review our deferred tax assets based on their estimated year-end value. During each of the quarters ended September 30, 2006 and 2005, as a result of our review we revalued our deferred tax assets and determined that fewer deductions in future years will be realized from the Tax Basis Increase than previously estimated. Accordingly, we recorded a benefit of $3.8 million and $2.7 million to decrease the income tax benefit payable to stockholder for the three months ended September 30, 2006 and 2005, respectively.

Provision for Income Taxes.    For the three months ended September 30, 2006 and 2005, we recorded a provision for income taxes of $10.7 million and $16.9 million, respectively. Our effective tax rate (as a percentage of income (loss) before income taxes before increase in income tax benefit payable to stockholder) was 62% and 125% for the three months ended September 30, 2006 and 2005, respectively. Our effective tax rate for both periods was significantly higher than the 35% statutory federal rate because of the increase in our valuation allowance for deferred tax assets primarily resulting from the decrease in the net tax benefits recognized from the Tax Basis Increase as described above. See Note 8 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision for income taxes.

Net Income (Loss).    Net income for the quarter ended September 30, 2006 was $10.5 million or $0.10 per diluted share. This compared favorably to a net loss of $0.7 million, or $0.01 net loss per diluted share, in the corresponding period in 2005.

Nine Months Ended September 30, 2006, compared to Nine Months Ended September 30, 2005.

Operating Revenue.    For the nine months ended September 30, 2006, revenue decreased by $98.8 million, or 34%, to $190.6 million as compared to the nine months ended September 30, 2005. The decrease in revenue was primarily related to lower results generated by our fourth quarter 2005 release, Wallace and Gromit, as compared to our fourth quarter 2004 release, Shark Tale, as well as the lower theatrical results for our second quarter 2006 release, Over the Hedge, as compared to Madagascar in the previous year.

Film revenue for the nine months ended September 30, 2006 was primarily generated by Madagascar in the home entertainment and domestic pay television markets. During the nine months ended September 30, 2006, Madagascar generated total revenue of $92.6 million, including revenue earned through merchandising and licensing. Shark Tale and Sinbad contributed additional revenue of $28.4 million and $11.4 million, respectively, earned primarily in the international television markets. Wallace & Gromit contributed $20.5 million in revenues earned across a variety of markets. Over the Hedge contributed $12.8 million of ancillary revenue comprised of merchandising and licensing revenue as well as the $4.6 million of revenue associated with the annual reimbursable amounts received pursuant to the Paramount Agreements. Shrek 2 contributed revenue of $6.9 million earned through merchandising and licensing and our other films contributed $18.0 million of revenue generated in a variety of markets.

Revenue for the nine months ended September 30, 2005 was primarily generated by Shark Tale in the worldwide home entertainment market and the theatrical release of Madagascar. During the nine months ended September 30, 2005, Shark Tale generated total revenue of $152.5 million and Madagascar contributed total revenue of $76.3 million. Revenues for both films include revenue earned through merchandising and licensing. Shrek 2 contributed $17.1 million of revenues earned through merchandising and licensing. Our other films and television series contributed $43.5 million of revenues, largely driven by revenues earned by Shrek in the worldwide home entertainment market and Spirit: Stallion of the Cimmarron in the international television market.

Costs of Revenue.    Costs of revenue decreased by $64.7 million, or 40%, to $97.2 million for the nine months ended September 30, 2006. This decrease in costs of revenue was primarily due to lower amortization of capitalized films costs associated with lower revenues earned by the films in release.

Amortization for released films as a percentage of film revenue in the nine months ended September 30, 2006 was 45.8%, compared to 52.6% for the nine months ended September 30, 2005. The decrease in amortization as a percentage of film revenue was primarily due to an increase to the estimated Ultimate Revenues for Madagascar made in 2006 as opposed to decreases made to the estimated Ultimate Revenues for both Shark Tale and Shrek 2 in 2005. In addition, the film inventory amortization for the nine months ended September 30, 2005 also includes the impact of a $3.9 million pre-release write-down for a change in the estimated fair value of unamortized film inventory for Wallace and Gromit.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $56.9 million (including $16.1 million of stock compensation expense discussed below) for the nine months ended September 30, 2006 as compared to $58.5 million (including a stock compensation expense of $15.2 million) for the nine months ended September 30, 2005. The $1.6 million decrease in selling, general and administrative expenses related primarily to lower outside legal fees and reduced professional consulting services in our second year of compliance with the Sarbanes-Oxley Act of 2002. This decrease in cost was offset by increased employee-related costs including additional stock compensation expense discussed in the following paragraph and the implementation of a company-wide incentive bonus plan.

Stock compensation expense was $16.1 million for the nine months ended September 30, 2006, as compared to $15.2 million for the same period for 2005. The increase in stock compensation expense is primarily a result of additional grants of equity awards made to our employees. As of September 30, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $70.9 million. This cost will be amortized on a straight-line basis over a weighted average of 3.2 years.

Operating Income (Loss).    Operating income for the nine months ended September 30, 2006 decreased by approximately $32.5 million, or 47%, to $36.5 million. This decrease in operating income between the nine months ended 2006 as compared to the same period in 2005 was primarily related to lower revenues for Wallace and Gromit in 2006 as compared to Shark Tale in the prior comparable period as well as lower theatrical results for Over the Hedge as compared to Madagascar in the previous year. This decrease in operating income was partially offset by lower amortization of film costs as a percentage of film revenue relative to the corresponding prior period due to an increase in estimated Ultimate Revenues for Madagascar in 2006 versus the reduction in estimated Ultimate Revenues for Shark Tale and Shrek 2 in 2005.

Interest Income (Net of expense).    For the nine months ended September 30, 2006, total interest income was $19.2 million, an increase of $9.3 million or 94%, from $9.9 million in the prior year. The increase was primarily a result of the combination of higher interest rates and higher balances of cash and cash equivalents. Total interest expense for the nine-month period ended September 30, 2006 was $1.7 million (net of amounts capitalized to inventory which is discussed in the following paragraph) as compared to $6.7 million (net of amounts capitalized to film inventory) for the same period in 2005. This decrease of $5.0 million, or 75%, in total interest expense was primarily due to a $4.9 million decrease in interest expense associated with the Universal advance (which was repaid in January 2006) and higher interest expense capitalized to production film inventory, offset by the impact of higher interest rates on existing financing arrangements.

Interest expense capitalized to production film inventory for the nine months ended September 30, 2006 was $7.0 million as compared to $5.4 million for the same period of 2005. This increase of $1.6 million is primarily a result of a higher average balance of film inventory in production during the period and a higher rate of capitalization during the period as compared to the same period in the prior year.

Other Income (Net of expense).    For the nine months ended September 30, 2006, total other income, net of expense, increased by $1.8 million, or 69%, to $4.4 million, primarily due to an increase in other income recognized in connection with preferred vendor arrangements and the expense recorded in 2005 associated with the change in fair value of certain foreign exchange transactions which did not qualify for special hedge accounting. These foreign exchange transactions were terminated in June 2005.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of the Tax Basis Increase, we have recognized $4.4 million and $10.2 million in net tax benefits as a reduction in the provision for income taxes for the nine months ended September 30, 2006 and 2005, respectively. We are obligated to remit to an affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we recorded an expense of $3.8 million and $8.7 million to increase income tax benefit payable to stockholder for the nine months ended September 30, 2006 and 2005, respectively. Also, we made a $30 million cash payment to the stockholder’s affiliates in the first quarter of 2006 related to tax benefits realized in 2005 from the Tax Basis Increase.

Provision for Income Taxes.    For the nine months ended September 30, 2006 and 2005, we recorded a provision for income taxes of $18.1 million and $24.8 million, respectively. Our effective tax rate (as a percentage of income before income taxes before increase in income tax benefit payable to stockholder) was 31% and 33% for the nine months ended September 30, 2006 and 2005, respectively. Our effective tax rate for both periods was slightly lower than the 35% statutory federal rate because of the reduction in our valuation allowance for deferred tax assets primarily resulting from the net tax benefits recognized from the Tax Basis Increase as described above. See Note 8 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision for income taxes.

Net Income (Loss).    Net income for the nine months ended September 30, 2006 was $36.5 million or $0.35 per diluted share. This compared unfavorably to net income of $41.3 million, or $0.40 per diluted share, in the corresponding prior year period.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements (in thousands):

	Balance Outstanding		Maturity Date	Interest Rate as of September 30, 2006		Interest Cost
						Three Months Ended September 30,				Nine Months Ended September 30,
	September 30, 2006	December 31, 2005				2006		2005		2006		2005
Animation Campus Financing(1)	$73,000	$73,000	October 2009	6.42%		$1.2		$0.9		$3.3		$2.3
Universal Studios Advance(2)	$—	$75,000	N/A	N/A		$—		$1.7		$0.6		$4.9
Revolving Credit Facility	$—	$—	October 2009	0.75	%(3)	$0.4	(3)	$0.4	(3)	$1.1	(3)	$1.1	(3)
HBO Subordinated Notes(4)	$50,000	$50,000	November 2007	5.99%		$1.1		$0.8		$3.1		$2.3

(1)	In connection with the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” the special purpose entity associated with this financing was consolidated by us as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million non-controlling minority interest.
(2)	In connection with the termination of the DreamWorks Studios Distribution Agreement, DreamWorks Studios terminated its distribution arrangements with Universal Studios. In connection therewith, we were required to repay the Universal Studios advance, plus interest, totaling approximately $75.6 million. We repaid such amount in January 2006 using the proceeds of the $75.0 million signing bonus received from Paramount in connection with the Paramount Agreements.
(3)	We have a $200 million revolving credit facility with a number of banks. There was no debt outstanding for the respective periods. This rate represents a commitment fee which we are required to pay on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when less then $100 million is outstanding under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.
(4)	The subordinated notes are recorded net of a discount of $1.8 million and $2.8 million as of September 30, 2006 and December 31, 2005, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement.

For a more detailed description of our various financing arrangements please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2005 Form 10-K.

As of September 30, 2006 we were in compliance with all applicable debt covenants.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2005 Form 10-K.

As of September 30, 2006, we had non-cancelable talent commitments totaling approximately $16.1 million that are payable over the next five years.

Liquidity and Capital Resources

The Company’s operating activities for the nine months ended September 30, 2006 generated adequate cash to meet our operating needs. As of September 30, 2006 we had cash and cash equivalents totaling $536.0 million, a $132.2 million increase compared to $403.8 million at December 31, 2005. The principal components of the change in cash and cash equivalents were cash generated from operating activities of $134.6 million, the cash signing bonus of $75.0 million received pursuant to the Paramount Distribution Agreement, and proceeds of $0.7 million from the exercise of employee stock options, partially offset by the $75.6 million repayment of the advance to Universal Studios, plus interest, and $1.3 million invested in equipment. For the next twelve months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Nine months ended
	September 30, 2006	September 30, 2005
	(in thousands)
Net cash provided by operating activities	$134,555	$401,299
Net cash used in investing activities	(1,307)	(24,983)
Net cash used in financing activities	(1,077)	(27,065)

Cash provided by operating activities for the first nine months of 2006 was $134.6 million and was primarily attributable to collection of revenue earned in 2005 associated with Madagascar’s worldwide home entertainment sales, Wallace and Gromit’s theatrical release and worldwide home entertainment sales, and a $30.0 million refund associated with our 2005 income taxes. The operating cash provided during the first nine months of 2006 was partially offset by a $30.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and contingent compensation. Cash provided by operating activities for the nine months ended September 30, 2005 was $401.3 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home entertainment revenue from Shrek 2 and the collection of revenues earned for the 2005 worldwide home video release of Shark Tale and theatrical release of Madagascar. Revenues collected were partially offset by film production spending, contingent compensation and other operating uses.

Cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $1.3 million and $25.0 million, respectively, resulting primarily from the investment in equipment of $1.3 million and $3.7 million, respectively, and from the purchase of short-term investments in 2005 of $21.8 million.

Cash used in financing activities for the three months ended September 30, 2006 and 2005 was $1.1 million and $27.1 million, respectively. For the nine months ended September 30, 2006, cash used in financing activities consisted mainly of the $75.0 million repayment of the Universal Studios advance due to Universal Studios due in connection with the termination of the Universal Agreements by DreamWorks Studios (the repayment of the $0.6 million of interest is reflected in operating activities) and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock from the respective employees. This use of cash in financing activities was largely offset by cash provided by financing activities consisting primarily of the $75.0 million signing bonus received from Paramount pursuant to terms of the Paramount Distribution Agreement. During the first nine months of 2005, the use of cash was primarily due to the loan repayment for the financing of one of our films and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock from the respective employees, as partially offset by proceeds from the exercise of stock options.

For the remainder of 2006, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $73.0 million.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options and other equity awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 1 of the Consolidated Financial Statements in the 2005 Form 10-K. We do not believe that the effectiveness the Paramount Agreements has had a significant impact on the critical accounting policies and estimates described in our 2005 Form 10-K or below.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films based on information provided by our distributor and when earned, as reasonably determined in accordance with Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). Because a third party serves as the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. Although our distributor has agreed to provide us with the most current information available to enable us to recognize our share of revenue, management may make adjustments to that information based on its estimates and judgments. For example, management may make adjustments to revenue derived from home video units for estimates of return reserves, rebates and other incentives that may differ from those that the distributor recommends. The estimates of reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Management also reviews expense estimates and may make adjustments to these estimates in order to ensure that net operating revenues are accurately reflected in the financial statements. In addition, as is typical in the movie industry, our distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on our operating results in later periods.

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

Film Amortization

Once a film is released, the amount of film inventory relating to that film, including film production costs and contingent compensation and residual costs, is amortized and included in costs of revenue in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated total revenue to be received from all sources for each film (“Ultimate Revenue”) in accordance with the SOP. The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film. Amortization costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write-offs of film inventory.

We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from our distributor and our knowledge of the industry. Estimates of Ultimate Revenue and anticipated contingent compensation and residual costs are reviewed periodically and are revised if necessary. A change to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis in accordance with the requirements of the SOP. If estimated remaining revenue is not sufficient to recover the unamortized film inventory for that film, the unamortized film inventory will be written down to fair value determined using a net present value calculation.

Stock-Based Compensation

The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. As permitted by and outlined in the Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment released by the SEC, we apply the simplified method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. The use of the simplified method is permissible only through December 31, 2007, after which time we will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options.

For equity awards of stock appreciation rights to purchase and restricted shares of our common stock which contain a market-based condition, we use a Monte Carlo simulation option-pricing model to determine the award’s grant-date fair value. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us under FAS 123R. Changes to our underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly affect compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

Provision for Income Taxes

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

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

In addition, we are subject to the examination of our tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Our federal income tax return for the period October 27, 2004 through December 31, 2004 is currently under examination by the IRS. While we believe that we have adequately provided for our tax liabilities, including the outcome of the IRS examination, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on our financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please see Note 1 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency, and credit risks, please see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our 2005 Form 10-K. Exposure to our interest rate, foreign currency and credit risks have not changed materially since December 31, 2005.

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

In connection with our annual and quarterly evaluations of disclosure controls and procedures to date, certain deficiencies in our internal controls over financial reporting came to management’s attention during 2005, including deficiencies in the operation of internal controls over financial reporting relating to the income tax provision. Management believed that these issues were “significant deficiencies,” which means that there was more than a remote possibility that these deficiencies might result in a misstatement in our annual or interim reports that was more than inconsequential. Although we have taken remediation efforts to address these deficiencies, we cannot assure you that we will not have a material weakness in these or other internal controls over financial reporting at December 31, 2006 or in subsequent future periods. For a further discussion, please see our 2005 Form 10-K under Part I, Item 1A “Risk Factors—While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price”. In addition, the scope of our assessment of our internal controls over financial reporting includes our internal controls that monitor the accuracy, completeness and timeliness of information reported to us by our third party distribution partner. While we are working closely with our new distributor to understand and potentially enhance their processes impacting our internal controls over financial reporting, we cannot guarantee that they have sufficient internal controls over the accuracy, completeness and timeliness of information reported to us. For a further discussion, please see our 2005 Form 10-K under Part I, Item 1A “Risk Factors—Internal control assessments at our new third party distribution partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting.”

(b) Changes in internal controls over financial reporting.

During the three months ended September 30, 2006, we implemented changes in our internal monitoring controls over the financial reporting from our distributor, as a result of our new distribution and fulfillment services agreement with Paramount. We believe the changes we have made have not negatively affected our internal control over financial reporting. We expect to implement additional changes in our internal monitoring controls associated with our new distribution and fulfillment services agreement with Paramount during the quarter ended December 31, 2006. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2005 Form 10-K or filings subsequently made with the SEC, except for (i) the changes to the risk factors in the Company’s 2005 Form 10-K under the headings “We could be adversely affected by strikes and other union activity” and “We have agreed to effect up to two follow-on secondary offerings of our Class A common stock in respect of the Holdco arrangements described below. Sales of our Class A common stock in such follow-on offering or offerings may cause the market price of our Class A common stock to drop significantly, even if our business is doing well” and (ii) the addition of a new risk factor associated with the examination of our tax returns by the Internal Revenue Service and other tax authorities.

The risk factor “We could be adversely affected by strikes and other union activity” included in our 2005 Form 10-K is updated as follows:

We could be adversely affected by strikes and other union activity.

Along with the major U.S. film studios, we employ members of the International Alliance of Theatrical and Stage Employees, or IATSE, on many of our productions. We are currently subject to collective bargaining agreements with IATSE, the Local 839 of IATSE (the Animation Guild and Affiliated Optical Electronic and Graphic Arts) and the Screen Actors Guild, or SAG. The collective bargaining agreements with SAG and IATSE (including our agreement with Local 839 of IATSE) expire in June 2008 and July 2009, respectively. We may also become subject to additional collective bargaining agreements. A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause the delay of the release date of our feature films and thereby could adversely affect the revenue that the film generates.

The risk factor “We have agreed to effect up to two follow-on secondary offerings of our Class A common stock in respect of the Holdco arrangements described below. Sales of our Class A common stock in such follow-on offering or offerings may cause the market price of our Class A common stock to drop significantly, even if our business is doing well” included in our 2005 Form 10-K is updated as follows:

We have agreed to effect up to two follow-on secondary offerings of our Class A common stock in respect of the Holdco arrangements described below. In October 2006, we received a request to effect the first of such offerings. Sales of our Class A common stock in such follow-on offering or any subsequent offerings may cause the market price of our Class A common stock to decline significantly.

As described below, certain members of DreamWorks Studios who received shares of our common stock in connection with the Separation entered into an arrangement among themselves with respect to the allocation of such shares among such members. Entities controlled by Paul Allen, Steven Spielberg, Jeffrey Katzenberg and

David Geffen, together with Lee Entertainment and VUE, contributed the shares of our common stock received by them in the Separation to Holdco (other than (i) in the case of entities controlled by Steven Spielberg, Jeffrey Katzenberg and David Geffen, 577,040 shares of Class A common stock and 1,154,079 shares of Class B common stock, (ii) in the case of an entity controlled by Paul Allen, 12,627,933 shares of Class A common stock (4,901,858 shares of which were sold in our initial public offering) and one share of Class C common stock, (iii) in the case of Lee Entertainment, 1,997,067 shares of Class A common stock (775,213 shares of which were sold in our initial public offering) and (iv) in the case of Universal Studios, 1,039,756 shares of Class A common stock (all of which were sold in our initial public offering)). In January 2006, in connection with Paramount’s acquisition of DreamWorks Studios, an affiliate of Paramount was substituted for VUE as a partner in Holdco. In connection with the establishment of Holdco, we agreed that Jeffrey Katzenberg and David Geffen (or entities controlled by them), acting together, or Paul Allen (or entities controlled by him) could select the timing of one follow-on secondary offering of Class A common stock during the period beginning six months after our initial public offering and ending on May 31, 2006.

Because such a follow-on offering did not occur prior to May 31, 2006, Paul Allen (or entities controlled by him) has the ability to initiate a follow-on offering during the 18-month period (or 24-month period if the affiliate of Paramount triggers a follow-on offering as described below) beginning June 1, 2006. If such follow-on offering has not occurred by December 1, 2007 (or June 1, 2008 if the affiliate of Paramount triggers a follow-on offering as described below), then Jeffrey Katzenberg and David Geffen (or entities controlled by them) will have the right to initiate a follow-on offering on or prior to December 31, 2007 (or June 30, 2008 if the affiliate of Paramount triggers a follow-on offering as described below). In addition, if a follow-on offering has not been consummated prior to December 1, 2006, then during the period from December 1, 2006 through February 28, 2007, the affiliate of Paramount will have the right to initiate a follow-on offering of a portion of the stock contributed to Holdco of a sufficient size to generate aggregate net proceeds of $47.6 million. Entities controlled by Jeffrey Katzenberg, David Geffen and Paul Allen, acting together, can elect to cause Holdco to remit to Paramount $47.6 million in cash in lieu of effecting a Paramount-triggered offering.

Such follow-on offering must be of a sufficient size to permit the Holdco partners to receive a minimum of approximately $533 million of aggregate net cash proceeds from a combination of sales of secondary shares in our initial public offering and such follow-on secondary offering (assuming participation by all Holdco partners in such offerings) (defined in the Holdco agreements as a “Satisfaction Event”). Shares to be sold in such follow-on offering will consist of shares of common stock retained by Holdco partners and certain of the common stock contributed to Holdco. Under no circumstances will we be obligated to issue additional shares of our common stock for sale in the follow-on offering, regardless of the size of such offering. Upon consummation of a follow-on offering that satisfies this requirement, each Holdco partner will have the right to receive a portion of the remaining shares of common stock held by Holdco and allocated to such partner and, in the case of certain Holdco partners, a portion of any net proceeds received by Holdco in connection with such offering, in each case in accordance with the Holdco partnership agreement.

On October 9, 2006, an entity controlled by Paul Allen delivered notice under the Holdco agreements to initiate a follow-on offering of sufficient size to constitute a Satisfaction Event. The number of shares included in the follow-on offering will depend upon, among other things, the price of our Class A common stock at the time of the offering and the number of additional shares, if any, that the other Holdco partners request be included in the offering. We currently estimate that the size of the follow-on offering will be no less than $307 million of our Class A common stock. The Company’s Board of Directors is currently assessing the notice and the appropriate timing of such offering. The Company cannot currently predict the ultimate timing or size of the requested offering. Any such offering will be made only by means of a prospectus filed with the Securities and Exchange Commission. The Holdco agreements (including the Registration Rights Agreement which is a part thereof) include a variety of terms, conditions and procedures regarding, among other things, the Company’s obligations to effect a follow-on offering. For a detailed discussion of the Holdco arrangements, please see the section entitled “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS—Formation Agreement and Holdco Arrangement” in the Company’s Proxy Statement dated April 7, 2006, which discussion is incorporated by reference into the Company’s 2005 Form 10-K.

The follow-on offering or any subsequent offerings may cause the market price of our Class A common stock to decline, perhaps significantly, even if our business is doing well and even though we will not issue any additional shares to be sold in such offering or offerings. In addition, our Class A common stock may experience increased volatility in the periods occurring near any follow-on offering.

In addition, a new risk factor associated with the examination of our tax returns by the Internal Revenue Service and other tax authorities is added as follows:

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month for the nine months ended September 30, 2006.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program(1)
January 2006	11,855	$24.92	N/A	N/A
February 2006	20	$27.21	N/A	N/A
March 2006	112	$26.89	N/A	N/A
April 2006	—	—	N/A	N/A
May 2006	3,353	$26.14	N/A	N/A
June 2006	628	$24.10	N/A	N/A
July 2006	911	$21.46	N/A	N/A
August 2006	—	—	N/A	N/A
September 2006	53,264	$20.83	N/A	N/A

Total	70,143	$21.82	N/A	N/A

(1)	The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: October 31, 2006	By:	/s/ KRISTINA M. LESLIE
	Name:	Kristina M. Leslie
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.