Form 10-K
period 2006-12-31
DreamWorks Animation SKG, Inc.
filed 2007-02-28
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒.

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

The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $868,434,296, using the closing price of $22.90 as reported by the New York Stock Exchange as of such date. As of such date, non-affiliates held no shares of Class B common stock or Class C common stock. There is no active market for the Class B common stock or the Class C common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons filing Schedules 13G in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 30, 2006.

As of January 31, 2007, there were 87,849,898 shares of Class A common stock, 15,677,462 shares of Class B common stock and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2007 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.

Form 10-K

For the Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”) are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry, in which we operate, and management’s beliefs and assumptions made by management. Such statements include, in particular, statements about our plans, strategies and prospects. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements as a result of various factors, including, but not limited to, those risks and uncertainties listed under Part I, Item 1A—“Risk Factors” on pages 20 through 34 and discussed elsewhere in this Form 10-K, in our other filings with the Securities and Exchange Commission (the “SEC”) or in materials incorporated therein by reference. Particular attention should be paid to the cautionary language set forth in Part I, Item 1A—“Risk Factors” under the following headings:

•	“Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and therefore inherently risky”;

•	“Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our financial results”;

•	“Our operating results fluctuate significantly”;

•	“The production and marketing of CG animated films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements”;

•	“Our scheduled releases of CG animated feature films may place a significant strain on our resources”;

•	“We are dependent on Paramount for the distribution and marketing of our feature films and related products”;

•

“Internal control assessments at our third party distributor and service provider partner could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting”; and

•	“We are dependent on Paramount for timely and accurate reporting of financial information related to the distribution of our films.”

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

Overview

DreamWorks Animation is principally devoted to developing and producing computer-generated, or CG, animated feature films. We have released a total of 13 animated feature films, seven of which have been CG animated feature films, and one direct-to-video title. Shrek 2 and Madagascar were both the highest-grossing animated films in the domestic box office in their respective years of release, and Shrek 2 remains the highest-grossing animated film, as well as the third-highest grossing film, of all time in the domestic box office.

The table below lists our animated films produced and released since 2004, the domestic box office receipts for each theatrical release, worldwide home video units shipped (less actual returns and an estimated provision for future returned units) reported by our distributor and worldwide home entertainment revenue (less actual returns and an estimated provision for future returned units) reported by our distributor for such released films. Domestic box office receipts represent amounts collected by theatrical exhibitors.

Film	Type of Animation	Domestic Theatrical Release Date	Domestic Box Office(1) (as of 12/31/06)	Worldwide Home Video Units Shipped(2) (as of 12/31/06)		Worldwide Home Entertainment Revenue(3) (as of 12/31/06)
Flushed Away	CG-Animated	November 2006	$ 61.7 million	N/A	(4)	N/A	(4)
Over the Hedge	CG-Animated	May 2006	$ 155.0 million	9.8 million	(5)	$160.0 million	(5)
Wallace & Gromit: The Curse of the Were-Rabbit(6)	Stop-Motion	October 2005	$ 56.1 million	5.2 million		$85.5 million
Madagascar	CG-Animated	May 2005	$193.2 million	22.2 million		$339.0 million
Shark Tale	CG-Animated	October 2004	$160.9 million	20.0 million		$269.8 million
Shrek 2	CG-Animated	May 2004	$436.7 million	41.2 million		$577.9 million

(1)

Source: Variety.com. Box office receipts represent the amounts collected by domestic theatrical exhibitors for exhibition of films and do not represent measures of our revenue. In the past, our distributors’ percentage of box office receipts has generally ranged from an effective rate of 54% to 48%, depending on the financial success of the motion picture and the number of weeks that it plays at the box office. For a discussion of how we recognize revenues on our films under our third-party distribution agreements, please see “—Distribution and Servicing Arrangements” herein.

(2)

Represents home video units shipped, less actual returns and an estimated provision for future returned units, as reported by our distributor. This figure does not reflect the number of home video units eventually sold to the consumer.

(3)	Represents revenue, less actual returns and an estimated provision for future returned units, as reported by our distributor and does not represent revenue to DreamWorks Animation.
(4)	Flushed Away’s home video unit sales are not included in this table, because it was released in the home entertainment market on February 20, 2007.
(5)	Over the Hedge was released in the home entertainment market on October 17, 2006.
(6)

Owned and produced by Aardman Animations, Ltd. (“Aardman”) for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets.

We believe our experience, creative talent, scale of operations, technology and animation proficiency enable us to release two high-quality CG animated feature films per year. During 2006, we released two CG animated feature films, Over the Hedge and Flushed Away, which were released into the domestic theatrical market on May 19, 2006 and November 3, 2006, respectively. We expect to release two CG animated films in 2007, with the theatrical release of Shrek the Third in May 2007 and Bee Movie in November 2007. We are also in various stages of pre-production and production on four additional feature films that we expect to release in 2008 and in

2009. In addition, we have a substantial number of projects in creative and story development that are expected to fill the release schedule in 2010 and beyond.

Our feature films are currently the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in theaters and in ancillary markets such as home entertainment and pay and free broadcast television. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. For the years ended December 31, 2006, 2005 and 2004, our operating revenue was $394.8 million, $462.3 million and $1,078.2 million, respectively. Our net income in 2006, 2005 and 2004 was $15.1 million, $104.6 million and $333.0 million, respectively. Beginning with the fourth quarter of 2004 and continuing through January 31, 2006, our results reflect the effects of our distribution, servicing and other arrangements with DreamWorks Studios as discussed below. Effective January 31, 2006, our results reflect our distribution, servicing and other arrangements with Paramount Pictures Corporation and its affiliates and related entities, including DreamWorks Studios (collectively “Paramount”), as also discussed below.

Recent Developments

Secondary Offering

In connection with the Separation, certain members of DreamWorks Studios formed DWA Escrow LLLP, a Delaware limited liability limited partnership (“Holdco”). Pursuant to the Formation Agreement, dated as of October 27, 2004 (the “Formation Agreement”), such members of DreamWorks Studios agreed to contribute a portion of our common stock they received in the Separation from DreamWorks Studios to Holdco in exchange for partnership interests in Holdco. Holdco’s initial partners were M&J K Dream Limited Partnership (“M&J K Dream”), M&J K B Limited Partnership (“M&J K B”), DG-DW, L.P. (“DG-DW”), DW Investment II, Inc. (“DWI II”), DW Lips, L.P. (“DW Lips”), Lee Entertainment L.L.C. (“Lee Entertainment”) and Vivendi Universal Entertainment LLLP (“VUE”). M&J K Dream, M&J K B, DG-DW, DWI II, DW Lips and Lee are herein collectively referred to as the “Holdco Partners.” On January 31, 2006, in connection with the closing of Viacom’s acquisition of DreamWorks Studios, (i) VUE withdrew as a limited partner of Holdco and its limited partnership interest was liquidated and (ii) Viacom and certain of its affiliates entered into a Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement (the “Subscription Agreement”) with us, Holdco, DreamWorks Studios and each of the Holdco Partners. Under the Subscription Agreement, Viacom (through its affiliate DW LLC, a Delaware limited liability Company (“DW LLC”)) (i) purchased a limited partnership interest in Holdco, (ii) became a party to the Limited Liability Limited Partnership Agreement of Holdco, dated as of October 27, 2004 (the “Holdco Agreement”), and (iii) received such rights as previously under the Formation Agreement, the Holdco Agreement and the Registration Rights Agreement dated as of October 27, 2004 among us, the Holdco Partners and other parties thereto (the “Registration Rights Agreement”). In addition, pursuant to the Subscription Agreement, DW LLC, Paramount and Viacom agreed to be bound by certain provisions contained in the Formation Agreement that restrict the ability of DW LLC, Paramount, Viacom and each of the Holdco Partners to dispose of, and to purchase, any shares of our Class A, Class B or Class C common stock. Each of the Formation Agreement, Subscription Agreement, Holdco Agreement and Registration Rights Agreement is filed as an exhibit to this Form 10-K.

In October 2006, DWI II (an entity controlled by Paul Allen) exercised its right under the Holdco Agreement to trigger a registered follow-on offering (the “Follow-On Offering”) of our Class A common stock by causing Holdco to exercise certain of its demand registration rights. An aggregate of approximately 11.6 million shares of Class A common stock were sold in November 2006 in such public offering. Each of DWI II, Lee, Viacom and Holdco (on behalf of DWI II and Lee) sold shares in the Follow-On Offering. Neither we nor Steven Spielberg, Jeffrey Katzenberg or David Geffen sold shares in the Follow-On Offering or received any proceeds therefrom.

As a result of the offering, shares of Class B common stock held by Holdco were allocated among the Holdco partners in accordance with the terms of the Holdco partnership agreement. Any shares not allocated to entities controlled by Jeffrey Katzenberg or David Geffen was converted to Class A common stock upon such allocation. For a complete description of the Holdco Agreement (including the mechanism by which the shares in Holdco were allocated), please see “Certain Relationships and Related Party Transactions—Formation Agreement and Holdco Arrangement” in our Proxy Statement filed with the SEC on April 11, 2006. As a result of the Follow-On Offering, Holdco has no further demand registration rights, although certain of our significant stockholders continue to have the demand registration rights granted to them at the time of our initial public offering through the Registration Rights Agreement. See Item 1A. Risk Factors “—Future sales of our shares, including sales that may occur in connection with follow-on offerings that we have agreed to effect for certain of our stockholders, may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.”

Election of Lewis W. Coleman as Chief Financial Officer

On February 22, 2007, the Company’s Board of Directors voted to elect Lewis W. Coleman as Chief Financial Officer effective as of February 28, 2007 upon the departure of Kristina M. Leslie, the Company’s current Chief Financial Officer. Since December 2005, Mr. Coleman has also served as the Company’s President and will continue in that role. Mr. Coleman is also a director of the Company. Mr. Coleman’s biographical information is included elsewhere in this Form 10-K under the heading “Executive Officers of the Registrant.”

The Company and Mr. Coleman have previously entered into an employment agreement dated as of December 5, 2005, pursuant to which Mr. Coleman is compensated for his services to the Company. The employment agreement is filed as an exhibit to this Form 10-K. The material terms and conditions of the employment agreement were contained in the Company’s Proxy Statement filed with the SEC on April 7, 2006.

Other than pursuant to Mr. Coleman’s employment agreement, there are no transactions between the Company and Mr. Coleman that are reportable under Item 404(a) of Regulation S-K. No “family relationship,” as that term is defined in Item 401(d) of Regulation S-K, exists among Mr. Coleman and any director, nominee for election as a director or executive officer of the Company. There were no new plans, contracts or arrangements or any amendments to any plans, contracts or arrangements entered into with Mr. Coleman in connection with his appointment as Chief Financial Officer, nor were there any grants or awards made to Mr. Coleman in connection therewith.

Company History

Prior to the Separation on October 27, 2004, we were a business division of DreamWorks Studios, the diversified entertainment company formed in October 1994 by Steven Spielberg, Jeffrey Katzenberg and David Geffen. As a division of DreamWorks Studios, we conducted our business primarily through DreamWorks Studios’ animation division, which included DreamWorks Animation L.L.C. and PDI. On October 28, 2004, our Class A common stock began trading on the New York Stock Exchange in connection with our initial public offering pursuant to which we sold 25,000,000 newly issued shares and the selling stockholders sold an aggregate of 8,350,000 existing shares at a price of $28.00 per share.

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

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff are based, was custom built in 1997 for use as an animation studio.

Due to the success of CG animated films, in 2001 we decided to exit the hand-drawn, two-dimensional animation business after the completion and release in 2002 and 2003 of the two remaining hand-drawn features that were then in production. Beginning with Shrek 2, all films in production and projects in development, other than certain films that are financed, co-produced or distributed for Aardman Animations, are expected to be produced solely using CG images and techniques. Aardman Animations is an Academy Award®-winning animation studio founded in 1972 by David Sproxton and Peter Lord, best known for its work in stop-motion animation. DreamWorks Studios and Aardman Animations collaborated in the past on Chicken Run, which was produced by Aardman Animations and distributed in certain territories, including the United States, by DreamWorks Studios. We released Wallace & Gromit: The Curse of the Were-Rabbit, our second film created in collaboration with Aardman Animations, into the domestic theatrical market in October 2005, and Flushed Away, produced solely using CG animation, into the domestic theatrical market November 2006. In January 2007, we announced that we had ended our relationship with Aardman. We retain the exclusive copyright and other intellectual property rights to all of our films and characters, other than (i) co-ownership of the copyright and other intellectual property rights (including characters) in and to films co-produced with Aardman Animations, and (ii) Wallace & Gromit: The Curse of the Were-Rabbit, a film owned by Aardman Animations for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets.

Projects in Production

We are currently producing six CG-animated feature films for release between 2007 and 2009. In addition, we have a substantial number of projects in development that are expected to fill our release schedule in 2010 and beyond, including the fourth movie in the Shrek franchise which we currently expect to release in 2010. The table below lists all of our films in various stages of pre-production and production that are expected to be released through 2009.

Title	Expected Release Date*
Shrek the Third	May 18, 2007
Bee Movie	November 2, 2007
Kung Fu Panda	May 2008
Madagascar (sequel)	Fourth Quarter 2008
Monsters vs. Aliens	May 2009
How to Train Your Dragon	Fourth Quarter 2009

*	Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

In addition, in November 2006, we announced that we were developing Shrek the Halls, a half-hour television Christmas special that will premiere in December 2007. Shrek the Halls will feature Shrek, Donkey, Fiona, Puss-in-Boots and other characters from our Shrek films in a holiday-themed tale.

Distribution and Servicing Arrangements

For the period beginning October 1, 2004 to January 31, 2006, our films were distributed in the domestic theatrical and worldwide television market directly by DreamWorks Studios and in international theatrical and worldwide home entertainment markets by Universal Studios, Inc. (“Universal Studios”), as an approved subdistributor and fulfillment services provider of DreamWorks Studios, in each case pursuant to the terms of the DreamWorks Studios Distribution Agreement. On January 31, 2006, Paramount acquired DreamWorks Studios. In connection with this transaction, we terminated our prior distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”). Effective January 31, 2006, the worldwide theatrical and television distribution and home video fulfillment services for our films released after January 31, 2006 have been provided by Paramount. A detailed discussion of our distribution and fulfillment services agreements with Paramount, is provided immediately below. Because the DreamWorks Studios Distribution Agreement governed our distribution and servicing arrangements for the period from October 2004 through January 2006, we have also included a detailed discussion of the DreamWorks Studios Distribution Agreement immediately following the discussion of our existing agreements with Paramount.

How We Distribute, Promote and Market our Films with Paramount

Overview

On January 31, 2006, we entered into an exclusive distribution agreement with Paramount and its affiliates (the “Paramount Distribution Agreement”), and our wholly owned subsidiary, DreamWorks Animation Home Entertainment, L.L.C. (“DreamWorks Animation Home Entertainment”), entered into an exclusive fulfillment services agreement (the “Paramount Fulfillment Services Agreement”) with an affiliate of Paramount.

Under the Paramount Distribution Agreement, Paramount advertises, publicizes, promotes, distributes and exploits our animated feature films and direct-to-video films (i) in each territory and in each media designated by us, and (ii) in a manner consistent with past practices used to service our previously released films and, if a higher standard, Paramount’s then-prevailing and commercially reasonable practices with respect to its films under similar circumstances.

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

To provide for an orderly transition of distribution and fulfillment services of our films, Universal Studios (as DreamWorks Studios’ approved worldwide fulfillment services provider under the DreamWorks Studios Distribution Agreement) continued to provide fulfillment and other services for those films we theatrically released prior to February 1, 2006 for a transition period of approximately three months in the U.S. and Canada and up to five months in other territories.

Our film Over the Hedge, which we released on May 19, 2006, was our first film released under our distribution agreement with Paramount.

Paramount Distribution Agreement

The following is a summary of the Paramount Distribution Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors are encouraged to read the Paramount Distribution Agreement.

Term of Agreement and Exclusivity.    The Paramount Distribution Agreement grants Paramount the exclusive worldwide right to distribute all of our animated films, including previously released films and direct-to-video films, completed and available for release through the later of (i) our delivery to Paramount of 13 new animated feature films, and (ii) December 31, 2012, unless, in either case, the agreement is terminated earlier in accordance with its terms. If we or Paramount terminate the Paramount Distribution Agreement, our existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that we have pre-approved. Our pictures are distributed in Japan under DreamWorks Studios’ existing arrangement with Kadokawa Entertainment Inc. (“Kadokawa Entertainment”). Upon Viacom’s acquisition of DreamWorks Studios, DreamWorks Studios’ prior distribution agreement with CJ Corporation and its affiliate CJ Entertainment (collectively “CJ Entertainment”) for distribution of our motion pictures in Korea ended, and Paramount subsequently entered into sub-distribution agreements with CJ Entertainment for the distribution of our pictures in Korea (and with respect to Shrek the Third, China) under the Paramount Distribution Agreement.

The distribution rights granted to Paramount generally include (i) domestic and international theatrical exhibition, (ii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iii) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions, and (iv) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing. We retain all other rights to exploit our films, including by way of domestic and international home entertainment exhibition and video-on-demand exhibition (and we have engaged Paramount under the Paramount Fulfillment Services Agreement to render services in connection with our exploitation of these rights on a worldwide basis), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Once Paramount has acquired the license to distribute one of our animated feature films or direct-to-video films, Paramount generally will have the right to exploit the film in the manner described above for 16 years from such film’s initial general theatrical release (with respect to theatrical films) or 10 years from such film’s initial general home entertainment release (with respect to direct-to-video films) unless, in either case, the Paramount Distribution Agreement is terminated earlier in accordance with its terms.

Distribution Services.    Paramount is responsible for the worldwide distribution in the media mentioned above of all of our animated films, but may engage one or more sub-distributors and service providers in those territories and media in which Paramount subdistributes all or substantially all of its motion pictures, subject to our prior written approval. Our grant of distribution rights to Paramount is expressly subject to certain existing subdistribution and license agreements previously entered into by DreamWorks Studios. Pursuant to the Paramount Distribution Agreement, we are required to continue to license directly to DreamWorks Studios those distribution rights in and to our existing and future animated films, to the extent necessary for DreamWorks Studios to comply with such existing subdistribution and license agreements (e.g., our existing arrangement with Kadokawa Entertainment). Upon expiration of DreamWorks Studios’ existing agreements, all distribution rights that are subject to such agreements shall be automatically granted to Paramount for the remainder of the term of the Paramount Distribution Agreement (e.g., our existing arrangement with CJ Entertainment).

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

Under the terms of the Paramount Distribution Agreement, Paramount has committed to promote our films on the MTV and Nickelodeon cable network assets owned by Paramount’s parent company, Viacom.

Distribution Approvals and Control.    Paramount is required to consult with and submit to us a detailed plan and budget regarding the theatrical marketing, release and distribution of each of our films. We have certain approval rights over these plans and are entitled to determine the initial domestic theatrical release dates for all of our films and to approve the initial theatrical release dates in the majority of the international territories, subject to certain limitations in the summer and holiday release periods. Generally, Paramount is not permitted to theatrically release any film owned or controlled by Paramount with an MPAA rating of PG or less within the period beginning one week prior to, and ending one week following, the initial domestic and international territories theatrical release dates of one of our films. Paramount has further agreed that all matters regarding the designation and movement of theatrical release dates for our films and the related release and marketing obligations under the Paramount Distribution Agreement shall be, at all times, subject to the terms and conditions of our worldwide promotional agreement with McDonald’s.

Expenses and Fees.    The Paramount Distribution Agreement provides that we will be solely responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Paramount will be responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, advertising, marketing, publicizing and promotion of each film (collectively, the “Distribution Expenses”), including:

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

•	checking and collecting costs in the domestic territory (subject to a per film cap of 0.5% of domestic theatrical revenues);

•	release prints and all freight, shipping, transportation and storage costs;

•	taxes and government fees;

•	remittance and conversion of gross receipts;

•	license fees, duties, other fees or any other amounts paid to permit use of our films;

•	a proportionate share of errors and omissions insurance;

•	transaction fees imposed on credit card charges purchasing admission to view our animated films;

•	incremental costs to provide, at our request, distribution services or information not available in Paramount’s normal course of business;

•	the prosecution, defense or settlement of any action directly relating to Paramount’s exhibition or use of our animated films (or any element thereof), including interest and penalties; and

•	anti-piracy and security measures specific or incremental to our animated feature films.

The Paramount Distribution Agreement provides that we and Paramount will mutually agree on the amount of Distribution Expenses to be incurred with respect to the initial theatrical release of each film in the domestic territory and in the majority of the international territories, including all print and advertising costs and media buys (e.g., expenses paid for print advertising). However, in the event of a disagreement, Paramount’s decisions, based on its good-faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Distribution Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Distribution Expenses incurred to release our three most recent event films, as measured on a rolling basis (excluding Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit), subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Distribution Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

Under the Paramount Distribution Agreement, Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to our films on a title-by-title basis prior to our recognizing any revenue. For each film licensed to Paramount, revenues, fees and expenses for such film under the Paramount Distribution Agreement are combined with the revenues, fees and expenses for such film under the Paramount Fulfillment Services Agreement and we are provided with a single monthly accounting statement and, if applicable, payment for each film. For further discussion, see “—Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement” below.

Creative Control.    We retain the exclusive right to make all creative decisions and initiate any action with respect to the development, production and acquisition of each of our films, including the right to abandon the development or production of a film, and the right to exercise final cut.

Signing Bonus; Reimbursement Amounts.    Pursuant to the terms of the Paramount Distribution Agreement, we received a $75 million cash signing bonus from an affiliate of Paramount, which we used towards the repayment of existing indebtedness to Universal Studios as required in connection with the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements (as defined below). Paramount also agreed to pay us an annual cost reimbursement amount during the period that we are delivering new films to Paramount pursuant to the Paramount Distribution Agreement. During the year ended December 31, 2006, the amount of this cost reimbursement paid by Paramount was approximately $11.0 million.

UIP Restructuring.    In certain international territories, Paramount uses a sub-distributor, United International Pictures, B.V., a joint venture between Paramount and Universal. UIP has been one of the leading international film distributors in the world. Universal and Paramount have announced their intentions to restructure their UIP joint venture beginning in 2007. As part of the restructuring, the companies have announced that each company will assume sole distribution rights in certain specified countries previously overseen by UIP. UIP will continue to manage the distribution of films in countries outside of North America that are not covered individually by Paramount and Universal. Under the Paramount Distribution Agreement, Paramount has agreed to fully and timely consult with us, on an ongoing basis, regarding its plan for restructuring its theatrical distribution operations in the international territories for which UIP currently serves as Paramount’s sub-distributor.

Nickelodeon Television Development.    As part of the Paramount Distribution Agreement, we agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop television properties based on our films and the characters and elements contained in those films. The license to Paramount is expressly conditioned on Paramount continuing to develop and commence production on television programs based on our film properties. We also retain the right to co-produce any television programs and maintain all customary creative approvals over any production utilizing our film properties, including the selection of the film elements to be used as the basis for any television productions. We are currently developing two potential television series with Nickelodeon—one based on the Penguins characters from Madagascar and the other based on our 2008 theatrical release, Kung Fu Panda—for airing as early as 2008.

Additional Services.    Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide us at minimal cost certain production related services, including but not limited to film music licensing, archiving of film materials and credits as well as information technology oversight, participation and residual accounting and travel.

Termination.    Upon the occurrence of certain events of default, which include the failure of either party to make a payment and the continuance thereof for five business days, material uncured breach of the agreement and certain bankruptcy-related events, the non-breaching party may terminate the agreement. If we fail to deliver to Paramount three qualifying theatrical films per five-year period, if applicable, of the Paramount Distribution Agreement (e.g., three films within the first five years, six films within the first 10 years), then Paramount has the right to terminate the agreement. In addition, if Paramount is in breach or default under any sub-distribution or third-party service agreements that have been pre-approved by us, and such breach or default has or will have a material adverse effect on Paramount’s ability to exploit the distribution rights in accordance with the terms of the Paramount Distribution Agreement, then we may terminate the agreement. If we terminate the agreement, we generally can require Paramount to stop distributing our films in the various territories and markets in which Paramount directly distributes our films, or we can terminate the remaining term of the Paramount Distribution Agreement, but require Paramount to continue distributing our films that it is currently distributing or are ready for release pursuant to the Paramount Distribution Agreement, subject, in each case, to the terms of any output agreements (such as any agreements that we may have with any television networks) or other agreements to which the films are then subject (provided that Paramount continues to pay us all amounts required to be paid to us and to perform its other obligations pursuant to the Paramount Distribution Agreement). Unless otherwise agreed, termination of the Paramount Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. We can elect to terminate the Paramount Distribution Agreement and, in our sole discretion, the Paramount Fulfillment Services Agreement, at any time after January 1, 2011 if we experience a change in control (as defined therein) and pay a one-time termination fee. The amount of the termination fee is $150 million if we terminate the Paramount Distribution Agreement on January 1, 2011, and the amount of the termination fee reduces proportionately during the period from January 2, 2011 to December 31, 2012. Upon termination by either party of the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, we have the corresponding right to terminate the other agreement at our sole election.

Paramount Fulfillment Services Agreement

The following is a summary of the Paramount Fulfillment Services Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors in our common stock are encouraged to read the Paramount Fulfillment Services Agreement.

Term of Agreement and Exclusivity.    Under the Paramount Fulfillment Services Agreement, we have engaged Paramount, on an exclusive basis, to render worldwide home video fulfillment services and video-on-demand services for all films previously released for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement with respect to which we own or control the requisite rights. Once Paramount has been engaged to render fulfillment services for one of our animated feature films or direct-to-video films, Paramount generally has the right to render such services in the manner described herein for 16 years from such film’s initial general theatrical release (with respect to theatrical films) or 10 years from such film’s initial general home entertainment release (with respect to direct-to-video films), as applicable unless, in each case, the Paramount Fulfillment Services Agreement is terminated earlier in accordance with its terms.

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

Expenses and Fees.    Paramount Fulfillment Services Agreement requires Paramount to pay all expenses relating to home entertainment distribution, including marketing, manufacturing, development and shipping costs, excluding contingent compensation and residual costs (collectively, “Home Video Fulfillment Expenses”) and all services fees paid to subcontractors. The Paramount Fulfillment Services Agreement provides that we and Paramount will mutually agree on the amount of Home Video Fulfillment Expenses to be incurred. However, in the event of a disagreement, Paramount’s decisions, based on its good-faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Home Video Fulfillment Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Home Video Fulfillment Expenses incurred to release our three most recent event films, as measured on a rolling basis (excluding Shrek 2 and Wallace & Gromit: The Curse of the Were-Rabbit), subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Home Video Fulfillment Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

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

Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement

Each of our films is accounted for under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement on a combined basis for each film. In such regard, all revenues, expenses and fees under each of the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement for a given film are fully cross-collateralized. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% distribution and servicing fee, sufficient for Paramount to recoup its expenses under both the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement (on a combined basis), Paramount will not be entitled to recoup those costs from proceeds of our other feature films or direct-to-video films, and we will not be required to repay Paramount for such amounts.

How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement

Distribution and Marketing with DreamWorks Studios

From October 2004 through January 2006, we distributed and marketed our films in all media through DreamWorks Studios and its sub-distributors and fulfillment services providers pursuant to the DreamWorks Studios Distribution Agreement, under which DreamWorks Studios was generally responsible for the worldwide distribution, marketing and servicing of all of our completed animated films, including our previously released films and direct-to-video films. Under our DreamWorks Studios Distribution Agreement, DreamWorks Studios distributed our motion pictures in international theatrical markets through distribution agreements with Universal Studios, an industry leading distributor and fulfillment services provider, CJ Entertainment (in Korea and the People’s Republic of China) and Kadokawa Entertainment (in Japan). DreamWorks Studios engaged Universal Studios to be our worldwide fulfillment services provider for our home videos, excluding only Korea and Japan, where CJ Entertainment and Kadokawa Entertainment, respectively, performed such functions.

Distribution Agreement with DreamWorks Studios

The following is a summary of the DreamWorks Studios Distribution Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors are encouraged to read the DreamWorks Studios Distribution Agreement.

Term of Agreement and Exclusivity.    The DreamWorks Studios Distribution Agreement granted DreamWorks Studios the exclusive worldwide right to distribute all of our animated films, including our previously released films, and direct-to-video films completed and available for release during the term thereof. The DreamWorks Studios Distribution Agreement was originally scheduled to expire upon the later of (i) our delivery to DreamWorks Studios of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010, but was terminated effective January 31, 2006 in connection with Viacom’s acquisition of DreamWorks Studios. In general, the term of the DreamWorks Studios Distribution Agreement could be extended to the extent of the term, if longer, of any of DreamWorks Studios’ sub-distribution, servicing and licensing agreements that we pre-approved (such as DreamWorks Studios’ existing arrangements with Universal Studios, CJ Entertainment and Kadokawa Entertainment as described below). As discussed below, the DreamWorks Studios Distribution Agreement was expressly subject to certain existing subdistribution and license agreements previously entered into by DreamWorks Studios, including those with Universal Studios, CJ Entertainment (in Korea and the People’s Republic of China) and Kadokawa Entertainment (in Japan).

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

DreamWorks Studios entered into an international theatrical distribution agreement (the “Universal Distribution Agreement”) with Universal Studios (described below) that provided that Universal Studio’s affiliate would distribute and market DreamWorks Studios’ films (including ours) in international theatrical markets, excluding Japan, Korea and the People’s Republic of China. DreamWorks Studios contracted with Kadokawa Entertainment to provide such services in Japan, and contracted with CJ Entertainment to provide such services in Korea and the People’s Republic of China. For worldwide home video fulfillment services (excluding Japan and Korea), DreamWorks Studios entered into a worldwide home video fulfillment services agreement (the “Universal Home Video Agreement” and, together with the Universal Distribution Agreement, the “Universal Agreements”) with Universal Studios to provide marketing, distribution and other fulfillment services. Such services were provided in Japan by Kadokawa Entertainment and in Korea by CJ Entertainment. DreamWorks Studios also entered into agreements (generally referred to as output agreements) with many of the major pay and broadcast television providers throughout the world.

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

Expenses and Fees.    The DreamWorks Studios Distribution Agreement provided that we were solely responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios was responsible for all Distribution Expenses (defined substantially similarly as under the Paramount Distribution Agreement).

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

Domestic and International Theatrical Distribution by DreamWorks Studios

Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios directly distributed and marketed our films in the domestic theatrical market. Outside of this market, DreamWorks Studios distributed and marketed our films through the Universal Distribution Agreement and its distribution and fulfillment services agreements with CJ Entertainment and its distribution and licensing agreements with Kadokawa Entertainment. Outside of the domestic market, Japan, Korea and the People’s Republic of China, Universal Studios theatrically distributed and marketed our films through UIP.

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

Home Video Distribution by DreamWorks Studios

DreamWorks Studios entered into the Universal Home Video Agreement with Universal Studios to service the worldwide distribution of our DVDs and videocassettes in the home entertainment market, other than in Japan and Korea. The services of Universal Studios were comprehensive and included all manufacturing and packaging, marketing, distribution, billing and collection. In return for Universal Studios’ fulfillment services, DreamWorks Studios paid it a percentage of the total home entertainment receipts DreamWorks Studios received. This fee arrangement was required to be no less favorable to DreamWorks Studios than that of any of Universal Studios fulfillment services arrangements with third parties. In addition, DreamWorks’ Studios reimbursed Universal Studios for expenses which Universal Studios incurred in the fulfillment servicing of

DreamWorks’ Studios films. In Japan and Korea, DreamWorks Studios entered into agreements with Kadokawa Entertainment and CJ Entertainment, respectively, to provide similar services. These agreements pertained to both home entertainment rental and the sell-through markets, both domestically and internationally.

Television Distribution by DreamWorks Studios

DreamWorks Studios distributed our films in worldwide television markets, including pay television, by licensing our films pursuant to output agreements and individual and package film agreements, which generally provided that the exhibitor paid a fee for each film exhibited during the specified license period for that film, which varied according to the theatrical success of the film. DreamWorks Studios entered into license and output agreements for domestic pay television, domestic free television and domestic basic cable with respect to our films (including output agreements in place with many of the largest pay and free television distributors around the world).

Theme Park Activities

The Separation Agreement and the DreamWorks Studios Distribution Agreement provided that, to the extent we wish to engage in theme park activities (as defined in Steven Spielberg’s employment agreement with DreamWorks Studios), we would only do so through Universal Studios until the later of the date (i) Steven Spielberg no longer has any contractual relationships with us or DreamWorks Studios and (ii) the time that he, his wife, his or her issue (or trusts for the primary benefit of any of them), his or her siblings (or trusts for the primary benefit of any of them) or a private charitable foundation organized by him and/or his wife, no longer directly or indirectly own or control any shares of Class A common stock issued to Steven Spielberg by us or no longer have a membership interest in DreamWorks Studios. Under the Universal Agreements, Universal paid DreamWorks Studios a $2 million annual exclusivity fee for theme park rights in respect of films DreamWorks Studios theatrically released in the domestic market (including our films), of which we received $1.8 million per year. As a result of the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements effective January 31, 2006, neither we nor DreamWorks Studios have any further right to this annual exclusivity fee. In connection with the termination, we paid $0.6 million to Universal Studios, which such amount represented the amount of the unearned portion of the exclusivity fee previously advanced to us. In December 2006, DreamWorks Animation was granted permission to engage in theme-park activities other than through Universal Studios.

Consumer Products

Our Consumer Products group manages the licensing of our film elements and characters, strategic alliances and all promotional programs. These relationships typically take one of two forms—long-term, multi-picture agreements or property-by-property one-time license or promotional marketing campaigns.

Licensing

We have entered into strategic licensing arrangements with a number of well-known consumer products companies that generate guarantees and royalty-based revenues. In general, pursuant to these agreements, we provide a license to use our characters and film elements in connection with merchandise in exchange for a percentage of net sales of those products.

We currently have multi-picture agreements with Activision for video games and Hallmark for party goods and greeting cards. Our single picture licenses include MGA Entertainment, creators of Bratz, as the master toy licensee for Shrek the Third as well as PEZ Candy, Inc. (licensed for candy dispensers) and Brainytoys Ltd. (licensed for battery-operated electronic toys) for Bee Movie and Nancy Sales Co. (licensed for plush toys) and Kappa Graphics (licensed for coloring and activity books) for Kung Fu Panda.

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

We have multi-picture strategic alliances with McDonald’s (commencing with Shrek the Third), Kellogg’s, Hewlett-Packard and AMD. In addition, we have single-picture promotions in place for Shrek the Third with Masterfoods USA, Kraft Foods Global, Dreyers Grand Ice Cream and Sargento Foods. For Bee Movie, we have a promotional relationship with Energizer Battery. We also have similar promotional relationships with brand leaders, such as Sabritas, Nutrexpa, Nestle, Kellogg’s and Bimbo, in the international marketplace for our movies.

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

An animated film, in its most basic state, is a collection of shots that are assembled and combined with dialogue, sound effects and music to create a cohesive story. A group of shots—for example a close up of Shrek speaking followed by a close-up of Puss-in-Boots responding would constitute two shots—that logically flow together and form a cohesive group is known as a sequence. The collection of sequences that make up the entire film is called the story reel. The story reel is the most important tool for providing continuity and comprehension during the filmmaking process and is the most basic form of the film that will ultimately reach theaters more than three years later. All of the component shots and sequences in the story reel (characters, voices, sets, music, and the like) are manipulated using a digital editing console that keeps track of the high-resolution shots and sequences stored in our database and allows for quick, non-linear editing and manipulation of low-resolution duplicates on the story reel. Throughout the filmmaking process, new and modified shots and sequences are integrated into the story reel and replace older shots, sequences and placeholders. As each shot and sequence follows its path to completion, a copy of it is edited into the story reel, which allows the filmmakers to access the most complete version of the film at all times.

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

The development phase generally consists of story and visual development. The duration of the development phase can vary project by project—from a matter of months to a number of years. In the pre-production phase, we begin building the initial elements of an animated film, including creating three-dimensional models of characters, props and environments. During this phase, the character models are rigged with all points of potential movement and anatomical controls. Voice recording of the characters also begins during this phase. The production phase which follows can last up to two years and involves the largest number of staff. The production phase consists primarily of layout (using rough character shapes to block out the movement of the characters in the scene), animation, lighting and effects. During this phase, motion (character acting) is applied to the characters as well as lighting, color and special effects (such as clothing or textures). Finally, in the post-production phase, the core visuals and dialogue are in place and we add important elements such as sound effects and the music/score.

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

Competition

Our primary competition comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at the same time as our films. At this level, in addition to competing for box-office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, we compete with other films released into the international theatrical market and the worldwide home entertainment and television markets. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees.

Competition for Film Audiences.    Our primary competition comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its domestic box-office performance. Because we expect to release only two films per year, our objective is to produce so-called “event” films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of films targeting similar audiences. In this regard, we pay particular attention to the expected release dates of films produced by other animation studios, although we also pay attention to the expected release dates of live-action and other “event” films that are vying for similar broad audience appeal.

Disney/Pixar, Sony Entertainment and Fox Entertainment’s Blue Sky Studios are currently the CG animation studios that we believe target similar audiences and have comparable CG animated filmmaking capabilities. In 2006, each of these studios released at least one CG animated film that competed with our releases. In addition other companies and production studios continue to release two-dimensional animated films as well as CG animated films which can affect the market in which our films compete. For example, each of The Weinstein Company, Universal Studios, Warner Brothers and Nickelodeon released one or more films during 2006 that were competitive with our releases. In addition to existing CG animation studios, a number of film and visual effect studios, including Wild Brain and Lucasfilm Ltd., have announced their intention to enter the market or produce additional CG animated films.

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

Employees

As of December 31, 2006, we employed approximately 1,300 people, many of whom were covered by employment contracts, which generally include non-disclosure agreements. Of that total, approximately two-thirds were directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 175 were primarily engaged in supporting and developing our animation technology, and approximately 275 worked on general corporate and administrative matters, including our licensing and merchandising operations. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 450 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under three industry-wide collective bargaining agreements to which we are a party, namely the Local 839 of the International Alliance of Theatrical Stage Employees Agreement and the International Alliance of Theatrical Stage Employee Basic Agreement, which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild, which generally covers artists such as actors and singers. The collective bargaining agreements with SAG and IATSE expire in June 2008 and July 2009, respectively. We believe that our employee and labor relations are good.

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

Our common stock is listed on the NYSE under the symbol “DWA.” You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at http://www.DreamworksAnimation.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC. In May 2006, we filed with the NYSE our Chief Executive Officer’s annual certification regarding compliance with the NYSE’s corporate governance standards as required by Section 303A.12(a) of the NYSE’s Listed Company Manual. The certification was made without qualification. We are also filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the following risks and other information in this Form 10-K before making an investment decision with respect to shares of our Class A common stock. The following risks and uncertainties could materially adversely affect our business, financial condition or operating results.

Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and, therefore, inherently risky.

We cannot predict the economic success of any of our motion pictures because the revenue derived from the distribution of a motion picture (which does not necessarily bear any correlation to the production or distribution costs incurred) depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a motion picture also depends upon the public’s acceptance of competing films, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Furthermore, part of the appeal of CG animated films may be due to their relatively recent introduction to the market. We cannot assure you that the introduction of new animated filmmaking techniques, an increase in the number of CG animated films or the resurgence in popularity of older animated filmmaking techniques will not adversely affect the popularity of CG animated films.

In general, the economic success of a motion picture is dependent on its domestic theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any gross receipts for such film from Paramount. In the past, some of our films have not recovered, after recoupment of marketing, fulfillment services and distribution costs, their production costs in an acceptable timeframe or at all. In 2003 we released our final primarily hand-drawn animated feature film, Sinbad: Legend of the Seven Seas, and in 2005 and 2006, respectively, we released Wallace & Gromit: The Curse of the Were-Rabbit and Flushed Away, which under the applicable accounting rules we estimate will not generate sufficient revenue to fully recover, after recoupment of marketing, fulfillment services and distribution costs, their respective production costs.

Our business is dependent upon the success of a limited number of releases each year and the commercial failure of any one of them could have a material adverse effect on our financial results.

We expect to theatrically release two animated feature films per year for the foreseeable future. The commercial failure of just one of these films can have a significant adverse impact on our results of operations in both the year of release and in the future. Historically, there has been a correlation between domestic box office success and international box office, home entertainment and television success, such that feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, because of the correlation mentioned above, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In addition, we can make no assurances that home entertainment wholesale prices can be maintained at current levels due to aggressive retail pricing or other factors. In 2005, the home entertainment performance of our films was adversely affected by changes in the home entertainment market. Finally, the limited number of films that we release in a year magnifies fluctuations in our earnings. Therefore, our reported results for quarterly and annual periods may be skewed based on the release dates of our films, which could result in volatility in the price of our Class A common stock.

Our operating results fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual operating results because of a variety of factors, including the following:

•	the potential varying levels of success of our feature films;

•	the timing of the domestic and international theatrical releases and home entertainment release of our feature films; and

•	costs of Paramount to market, service and distribute our feature films under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement (as defined below).

We also expect that our operating results will continue to be affected by the terms of the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement. Under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement, Paramount will be entitled to (i) retain a fee of 8.0% of revenue (before deduction for distribution, servicing and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution, servicing and marketing costs with respect to our films on a title-by-title basis before we recognize any revenue for that film. Accordingly, we recognize significantly less revenue from a film in the period of that film’s theatrical release than we would absent the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement. Furthermore, in the event that the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement were terminated, depending on the arrangement that we negotiated with a replacement distributor or fulfillment services provider, we could be required to directly incur distribution, servicing and marketing expenses related to our films, which under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement are incurred by Paramount. Because we would expense those costs as incurred, further significant fluctuations in our operating results could result.

In response to these fluctuations, the market price of our Class A common stock could decrease significantly in spite of our operating performance.

We principally operate in one business, the production of CG animated feature films, and our lack of a diversified business could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we depend primarily on the success of our feature films. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. In this regard, the recently completed acquisition of Pixar by Disney gives Pixar the benefits of being part of a large, diversified corporate group. We, on the other hand, derive substantially all of our revenue from a single source—our CG animated feature films—and our lack of a diversified business model could adversely affect us if our films fail to perform to our expectations.

Animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are abandoned or significantly delayed.

Animated films are expensive to produce. The production, completion and distribution of animated feature films is subject to a number of uncertainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond our control. Because of these uncertainties, the projected costs of an animated feature film at the time it is set for production may increase, the date of completion may be substantially delayed or the film may be abandoned due to the exigencies of production. Delays in production may also result in a film not being ready for release at the intended time and postponement to a potentially less favorable time, which could result in lower gross receipts for that film. In extreme cases, a film in production may be abandoned or significantly modified (including as a result of creative changes) after substantial amounts have been spent, causing the write-off of expenses incurred with respect to the film. This was the case in 2003 when we wrote-off a significant amount of expenses that we had incurred for two of our animated films.

Animated films typically take longer to produce than live-action films, which increases the uncertainties inherent in their production and distribution.

Animated feature films typically take three to four years to produce after the initial development stage, as opposed to an average of 12 to 18 months for live-action films. The additional time that it takes to produce and release an animated feature film increases the risk that our films in production will fall out of favor with target audiences and that competing films will be released in advance of or concurrently with ours, either of which risks could reduce the demand for or popular appeal of our films.

The production and marketing of CG animated feature films is capital intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements.

The costs to develop, produce and market a film are substantial. In 2006, for example, we spent approximately $178.2 million to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments and to fund technology capital expenditures. For the year ending December 31, 2007, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $250.0 million. In addition, contingent compensation related to our 2007 releases could be significant. Although we retain the right to exploit each of the 13 films that we have previously released, the size of our film library is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our $200 million revolving credit facility. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

The costs of producing and marketing feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.

The production and marketing of theatrical feature films require substantial capital and the costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a rate faster than increases in either domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent for revenue on other media, such as home entertainment, television, international markets and new media.

We compete for audiences based on a number of factors, many of which are beyond our control.

The number of animated and live-action feature films released by competitors, particularly the major U.S. motion picture studios, may create an oversupply of product in the market, and may make it more difficult for our films to succeed. In particular, we compete directly against other animated films and family-oriented live-action films. Oversupply of such products (especially of high-profile “event” films such as ours) may become most pronounced during peak release times, such as school holidays, national holidays and the summer release season, when theater attendance has traditionally been highest. Although we seek to release our films during peak release times, we cannot guarantee that we will be able to release all of our films during those times and, therefore, may miss potentially higher gross box-office receipts. In addition, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. If our competitors were to increase the number of films available for distribution and the number of exhibition screens remained static, it could be more difficult for us to release our films during optimal release periods.

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

Our business is normally subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates for theatrical and home entertainment are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in our consumer products are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in our first fiscal quarter due to the holiday season. Accordingly, if a short term negative impact on our business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of our theatrical or home entertainment releases), the effect could have a disproportionate effect on our results for the year.

Strong existing film studios competing in the CG animated film market and the entrance of additional competing film studios could adversely affect our business in several ways.

CG animation is a relatively new form of animation that has been successfully exploited by a growing number of film studios since the first CG animated feature film, Toy Story, was released by Pixar in 1995. Recently, a number of studios (including Sony Entertainment, Blue Sky Studios, Warner Brothers, the Weinstein Company and Lucasfilm, Ltd.) have entered or announced their intentions to enter the CG animated film market, thus potentially increasing the number of CG animated films released per year. In addition, the recently completed acquisition of Pixar by Disney combines the creative talents and assets of two of our competitors and may have an impact on the CG animation market. As a result, the popularity of the CG animation technique could suffer and there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional animation companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

Our success depends on certain key employees.

Our success greatly depends on our employees. In particular, we are dependent upon the services of Jeffrey Katzenberg, our other executive officers and certain creative employees such as directors and producers. We do not maintain key person life insurance for any of our employees. We have entered into employment agreements with Mr. Katzenberg and with all of our top executive officers and production executives. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. The loss of the services of Mr. Katzenberg or a substantial group of key employees could have a material adverse effect on our business, operating results or financial condition.

Our scheduled releases of CG animated feature films may place a significant strain on our resources.

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

We are dependent on Paramount for the distribution and marketing of our feature films and related products.

In January 2006, we entered into the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement pursuant to which Paramount and certain of its affiliates are responsible for the worldwide distribution and servicing of all of our films in substantially all audio-visual media. If Paramount fails to perform under either the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, it could have a material adverse effect on our business reputation, operating results or financial condition. In addition, our grant of distribution and servicing rights to Paramount is expressly subject to certain existing sub-distribution, servicing and license agreements previously entered into by DreamWorks Studios. Pursuant to the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement, we will continue to license to DreamWorks Studios those distribution and servicing rights in and to existing and future films, to the extent necessary for DreamWorks Studios to comply with such existing sub-distribution, servicing and license agreements, including the existing sub-distribution, servicing and licensing agreements that DreamWorks Studios has entered into with other third-party distributors and service providers. Upon expiration of our existing agreements, all distribution and servicing rights that are subject to such agreements shall be automatically granted to Paramount for the remainder of the term of the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement. Yet, we cannot assure you that upon expiration of such agreements, Paramount will be able to replace such sub-distribution, servicing and license agreements that are on terms as favorable as DreamWorks Studios’ existing sub-distribution, servicing and license agreements. For a description of the terms of the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement, see “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount.”

Although the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement obligate Paramount to distribute and service our films, Paramount is able to terminate the agreements upon the occurrence of certain events of default, including a failure by us to deliver to Paramount a minimum number of films over specified time periods. If Paramount fails to perform under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement or the agreements are terminated by Paramount or otherwise, we may have difficulty finding a replacement distributor and service provider, in part because our films could continue to be subject to the terms of the existing sub-distribution, servicing and licensing agreements that DreamWorks Studios, Paramount or both have entered into with third-party distributors and service providers. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement.” We cannot assure you that, as a result of existing agreements or for other reasons, we will be able to find a replacement distributor or service provider on terms as favorable as those in the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement.

Internal control assessments at our third party distributor and service provider could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The scope of the assessment for DreamWorks Animation includes internal controls at Paramount, our third party distributor and service provider.

From time to time, Paramount may elect to make changes to its operating and control environment that could have an adverse effect on our internal controls over financial reporting. If such changes occur at Paramount, we may not be able to incorporate any necessary additional monitoring procedures and controls in an efficient and timely manner and our current monitoring procedures and controls may not be adequate to support our operations with Paramount. If we determine a need for additional monitoring procedures and controls, difficulties in implementing them may also significantly burden our management and internal resources. Delays in the implementation of any new monitoring procedures or controls could impair our ability to accurately record and report our revenue and associated gross profit and could have a significant adverse effect on our business, operating results, or financial condition.

We are dependent on Paramount for the timely and accurate reporting of financial information related to the distribution of our films.

The amount of revenue and associated gross profit recognized in any given quarter or quarters from all of our films depends on the timing, accuracy and amount of information we receive from Paramount, our third party distributor and service provider. Although we obtain from Paramount the most current information available to recognize our revenue and determine our film gross profits, Paramount may make subsequent revisions to the information that it has provided, which could have a significant impact on us in later periods. Also, if we fail to receive accurate information from Paramount, or fail to receive it on a timely basis, it could have a material adverse effect on our business, operating results or financial condition.

DreamWorks Studios and Paramount provide us with certain services, which, if terminated, will likely increase our costs in future periods.

At the time of the Separation, we entered into a Services Agreement with DreamWorks Studios whereby DreamWorks Studios agreed to provide us with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration and other general support services. In addition, pursuant to the Services Agreement, we provided DreamWorks Studios with office space at our Glendale facility, facilities management, information technology equipment purchasing services and limited legal services. As a result of Viacom’s acquisition of DreamWorks Studios,

(i) we and DreamWorks Studios agreed to terminate certain services provided to us by DreamWorks Studios under the Services Agreement as of January 31, 2006, (ii) we and DreamWorks Studios agreed to continue to provide other specified services to each other under the Services Agreement for transitional periods, (iii) we and DreamWorks Studios agreed to continue to provide other services to each other until such services are terminated in accordance with the Services Agreement, and (iv) under the terms of the Paramount Distribution Agreement with us, Paramount and certain of its affiliates agreed to provide us with the following services: music licensing, music and creative, music business affairs, story department, archiving of film materials, casting, information technology, travel, the calculation and administration of residuals and contingent compensation for our motion pictures, and compiling, preparing and checking credits to be accorded on our films and working and complying with MPAA (including obtaining the MPAA rating for all of our motion pictures). DreamWorks Studios continues to provide us with certain corporate aviation services pursuant to the terms of the aircraft time-share agreements entered into in connection with the Services Agreement, and we continue to provide DreamWorks Studios with certain trademark-related legal services and office-related services.

Both DreamWorks Studios and we have the right, upon notice, to terminate any or all of the services either party is providing under the Services Agreement. Paramount has the right to terminate a service Paramount is providing under the Paramount Distribution Agreement if we are in breach of a material provision related to such service. If any of the services provided to us under the Services Agreement by DreamWorks Studios or the Paramount Distribution Agreement by Paramount is terminated, we will be required to either enter into a new agreement with DreamWorks Studios, Paramount or another services provider or assume the responsibility for these functions ourselves. If we were to enter into a new agreement with DreamWorks Studios or Paramount regarding any such terminated services, hire a new services provider or assume such services ourselves, the economic terms of the new arrangement may be less favorable than our current arrangement with DreamWorks Studios or Paramount (as applicable), which may adversely affect our business, financial condition or results of operations.

We face risks relating to the international distribution of our films and related products.

Because we have historically derived slightly more than one-third of our revenue from the exploitation of our films in territories outside of the United States, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes and changes in these laws;

•	differing cultural tastes and attitudes, including varied censorship laws;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates; and

•	war and acts of terrorism.

Piracy of motion pictures, including digital and Internet piracy, may decrease revenue received from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free TV and the Internet. The proliferation of unauthorized copies and piracy of these products has an adverse affect on our business because these products reduce the revenue we receive from our legitimate products. Under our agreements with Paramount, Paramount is substantially responsible for enforcing our intellectual property rights with respect to all of our films subject to the Paramount Distribution Agreement and Fulfillment Services Agreement and is required to maintain security and anti-piracy measures consistent with the highest levels it maintains for its own motion pictures in the applicable portion of the territory. Other than the remedies we have in the Paramount Distribution Agreement and Fulfillment Services Agreement, we have no way of requiring Paramount to take any anti-piracy actions, and Paramount’s failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

Unauthorized copying and piracy are prevalent in territories outside of the U.S., Canada and Western Europe and in countries where we may have difficulty enforcing our intellectual property rights. The MPAA monitors the progress and efforts made by various countries to limit or prevent piracy. In the past, trade associations have enacted voluntary embargoes on motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S.-produced motion pictures. There can be no assurance, however, that voluntary industry embargoes or U.S. government trade sanctions will be enacted or, if enacted, effective. If enacted, such actions could negatively affect the amount of revenue that we realize from the international exploitation of motion pictures, depending upon the countries subject to such action and the duration and effectiveness of such action. If embargoes or sanctions are not enacted or if other measures are not taken, we may lose an indeterminate amount of additional revenue as a result of motion picture piracy.

We cannot predict the effect that rapid technological change, emerging distribution channels or alternative forms of entertainment may have on us or the motion picture industry.

The entertainment industry in general and the motion picture industry in particular, continue to undergo significant changes, primarily due to technological developments. Due to rapid growth of technology and shifting consumer tastes, we cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the potential revenue from and profitability of our animated feature films. In addition, certain outlets for the distribution of motion pictures may not obtain the public acceptance that is or was previously predicted. For example, we cannot assure you that consumers will continue to use the DVD format for their home entertainment or whether other developing distribution channels, such as video-on-demand or Internet distribution, will be accepted by the public. Currently, a significant portion of our results of operations are due to DVD sales, which are generally concentrated among a small number of mass-market retail organizations. If other distribution channels are accepted by the public, we cannot assure you that we will be successful in exploiting such channels. Moreover, to the extent that other distribution channels gain popular acceptance, it is possible that demand for existing distribution channels, such as DVDs, will decrease. If we are unable to exploit new distribution channels to the same extent that we have exploited existing channels, our business, results of operations or financial condition could be materially adversely affected.

We have only recently operated as an independent company, which makes it more difficult to predict whether our business model is sound.

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

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Standard No. 2 (“Standard No. 2”) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and some of the judgments will be in areas that may be open to interpretation and therefore the report may be difficult to prepare, and our independent auditors may not agree with management’s assessments.

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Along with the major U.S. film studios, we employ members of the International Alliance of Theatrical and Stage Employees, or IATSE, on many of our productions. We are currently subject to collective bargaining agreements with IATSE, the Local 839 of IATSE (the Animation Guild and Affiliated Optical Electronic and Graphic Arts), the Local 700 of IATSE (the Motion

Picture Editors Guild) and the Screen Actors Guild, or SAG. The collective bargaining agreements with SAG and IATSE (including our agreements with Local 700 and Local 839 of IATSE) expire in June 2008 and July 2009, respectively. We may also become subject to additional collective bargaining agreements. Such a halt or delay, depending on the length of time involved, could cause the delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control. In addition, our two studios are located in California—one in Southern California and one in Northern California. These areas in California have in the past and may in the future be subject to earthquakes as well as electrical blackouts as a consequence of a shortage of available electrical power. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment to protect our CG animation rendering equipment and other sensitive equipment. A long-term power outage, however, could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

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

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. Competition for the caliber of talent required to make our films, particularly for our film directors, producers, animators, creative and technology personnel, will continue to intensify as other studios, some with substantial financial resources, build their in-house CG animation or special-effects capabilities. In addition, the recently completed acquisition of Pixar by Disney combines the creative talents and assets of two of our competitors and may have an impact on the CG animation market. The entrance of additional film studios into the CG animated film industry or the increased production capacity of existing film studios will increase the demand for the limited number of talented CG animators and programmers. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such qualified personnel in the future. If we are unable to hire and retain qualified personnel in the future, particularly film directors, producers, animators, creative personnel and technical directors, there could be a material adverse effect on our business, operating results or financial condition.

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

We depend on our proprietary technology to develop and produce our CG animated feature films. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. From time to time, we may have patent applications pending in the United States. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, to produce our films we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films remain competitive. Such costs could have a material adverse affect on our business, financial condition or results of operations.

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

In addition to our proprietary technology, we also rely on certain technology that we license from third-parties, including software that we use with our proprietary software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms or at all. The loss of or inability to maintain any of these technology licenses could result in delays in feature-film releases until equivalent technology could be identified, licensed and integrated to complete a given feature film. Any such delays or failures in feature-film releases could materially adversely affect our business, financial condition or results of operations.

Others may assert intellectual property infringement claims against us.

One of the risks of the CG animated film production business is the possibility of claims that our productions and production techniques misappropriate or infringe the intellectual property rights of third-parties with respect to their technology, software, previously developed films, stories, characters, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or misappropriation claims (or claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

We may incur significant write-offs if our feature films do not perform well enough to recoup production, marketing and distribution costs.

We are required to amortize capitalized film production costs over the expected revenue streams as we recognize revenue from the associated films. The amount of film production costs that will be amortized each quarter depends on how much future revenue we expect to receive from each film. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film, we would be required to accelerate amortization of related film costs. For instance, in the third and fourth quarters of 2005, we incurred a write down of $3.9 million and $25.1 million, respectively, for a change in the estimated fair value of unamortized film costs for Wallace & Gromit: The Curse of the Were-Rabbit. Similarly, in the quarter ended December 31, 2006, we incurred a write-down of $108.6 million for a change in the estimated fair value of unamortized film costs for Flushed Away.

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

The market price of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts;

•	announcements by us or our competitors of significant contracts, productions, acquisitions or capital commitments;

•	variations in quarterly operating results;

•	general economic conditions;

•	terrorist acts;

•	future sales of our common stock; and

•	investor perception of us and the filmmaking industry.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of movie studios. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance.

Future sales of our shares, including sales that may occur in connection with follow-on offerings that we have agreed to effect for certain of our stockholders, may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Each of Steven Spielberg, Jeffrey Katzenberg, David Geffen and Paul Allen or entities controlled by them or their permitted transferees are able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act. In addition, entities controlled by each of Paul Allen, Steven Spielberg, Jeffrey Katzenberg and David Geffen (and certain of their permitted transferees) have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. In addition, certain of our stockholders that were members of DreamWorks Studios at the time of the closing of our initial public offering have the right to include shares of Class A common stock beneficially owned by them in certain future registration statements relating to our securities. If any of Paul Allen, Steven Spielberg, Jeffrey Katzenberg, David Geffen or entities controlled by them or their respective permitted transferees were to sell a large number of their shares, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

Also, in the future, we may issue our securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common stock.

A few significant stockholders control the direction of our business. The concentrated ownership of our common stock and certain corporate governance arrangements will prevent you and other stockholders from influencing significant corporate decisions.

Jeffrey Katzenberg, David Geffen and entities controlled by them own 100% of our Class B common stock representing approximately 15.1% of our common equity and approximately 72.6% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg and David Geffen or entities controlled by them generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors (other than the director elected by an entity controlled by Paul Allen as the holder of Class C common stock), the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock and the Class C common stock may make us a less attractive takeover target.

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

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of Paul Allen. As a result of certain transactions that entities controlled by Paul Allen engaged in, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. In 2006 and 2005, we made payments totaling $32.4 million and $5.6 million, respectively, to Mr. Allen’s affiliate. As of December 31, 2006, we have recorded a liability of $6.4 million to Mr. Allen’s affiliate. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 15 to our audited consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Provision for Income Taxes.”

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

The Internal Revenue Code currently imposes an additional tax at a rate of 15% on the “undistributed personal holding company income” (as defined in the Internal Revenue Code of 1986, as amended) of a corporation that is a “personal holding company” and such rate of tax is scheduled to increase for taxable years beginning after December 31, 2010. A corporation is treated as a personal holding company for a taxable year if both (i) five or fewer individuals directly or indirectly own (or are deemed under attribution rules to own) more than 50% of the value of the corporation’s stock at any time during the last half of that taxable year and (ii) 60%

or more of the corporation’s adjusted ordinary gross income for that taxable year is “personal holding company income” (which includes, among other things, dividends, interest, annuities and, under certain circumstances, royalties and rents). We believe that, under applicable attribution rules, five or fewer individuals may be deemed to own more than 50% of the value of our stock and the stock of our subsidiaries. We also believe, however, that less than 60% of our and our subsidiaries’ adjusted ordinary gross income consists of personal holding company income and, as a result, we believe that neither we nor any of our subsidiaries is a personal holding company. There can be no assurance, however, that we or any of our subsidiaries are not, or will not become, a personal holding company and thus be subject, or become subject to, the tax imposed on our or our subsidiaries’ undistributed personal holding company income.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Our federal income tax return for the period October 27, 2004 through December 31, 2004 is currently under examination by the IRS and our California state tax returns for the period October 27, 2004 through December 31, 2004 and for the year ended December 31, 2005 are currently under examination by the California Franchise Tax Board. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We conduct our business primarily in two studios—in Glendale, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus is approximately 326,000 square feet and houses a majority of our employees. In May 1996, we entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the Glendale animation campus, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for us. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility back to us for a five-year term. The lease was subsequently extended through October 2009.

Redwood City Facility

Our Redwood City studio is approximately 100,000 square feet of office space. We entered into a 10-year lease agreement for our Redwood City facility in 2002 with a current annual rent of approximately $4.2 million.

Item 3.	Legal Proceedings

Shareholder Class Action and Derivative Lawsuits.    Between June and August 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against us and several of our officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California. The eighth lawsuit, which was originally filed in the Superior Court of the State of California, was removed to U.S. District Court for the Central District of California, and all of the purported shareholder class actions were consolidated before a single judge. In July 2005, three putative shareholder derivative actions were filed, and ultimately consolidated, in the Superior Court of the State of California alleging various state statutory and common law claims against us (nominally and in a derivative capacity) and several of our officers and directors for allegedly violating their fiduciary duties to us by, among other things, permitting us to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against us (nominally and in a derivative capacity) and several of our officers and directors as those alleged in the state court derivative cases. All of these lawsuits generally asserted that we and certain of our officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with our initial public offering in October 2004, and sought to recover damages on behalf of purchasers of our securities during the purported class period (October 28, 2004 to July 11, 2005). During 2006, all of these actions were dismissed.

Other Matters.    From time to time we are involved in legal proceedings arising in the ordinary course of our business, typically intellectual property litigation and infringement claims related to our feature films, which could cause us to incur significant expenses or prevent us from releasing a film. We also have been the subject of patent and copyright claims relating to technology and ideas that we may use or feature in connection with the production, marketing or exploitation of our feature films, which may affect our ability to continue to do so. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that any existing legal proceeds or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2006.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages. As noted below in her biographical information, Ms. Leslie’s employment with the Company will end on February 28, 2007. Lewis Coleman, our President, will assume the role of Chief Financial Officer upon Ms. Leslie’s departure from the Company.

Name	Age	Position
Jeffrey Katzenberg	56	Chief Executive Officer and Director
Roger A. Enrico	62	Chairman of the Board of Directors
Lewis Coleman	65	President and Director
Ann Daly	50	Chief Operating Officer
Katherine Kendrick	46	General Counsel and Secretary
Kristina M. Leslie	42	Chief Financial Officer
Anne Globe	44	Head of Worldwide Marketing and Consumer Products

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

Lewis Coleman—President and Director. Mr. Coleman has served as our President since December 2005 and a member of our Board of Directors since December 2006. He also previously served as a member of our Board of Directors from October 2004 until his resignation from our Board of Directors in December 2005 to assume his new role as President. Previously, he was the president of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004, and currently serves as one of the Foundation’s trustees. Prior to that, Mr. Coleman was employed by Banc of America Securities, formerly known as Montgomery Securities, where he was a senior managing director from 1995 to 1998 and chairman from 1998 to 2000. Before he joined Montgomery Securities, Mr. Coleman spent 10 years at the Bank of America and Bank of America Corporation where he was head of capital markets, head of the world banking group, and vice chairman of the board and chief financial officer. He spent the previous 13 years at Wells Fargo Bank where his positions included head of international banking, chief personnel officer and chairman of the credit policy committee. He serves on the board of directors of Northrop Grumman Corporation.

Ann Daly—Chief Operating Officer. Ms. Daly has served as our Chief Operating Officer since October 2004. Previously, Ms. Daly served as head of feature animation at DreamWorks Studios since July 1997, where she guided the strategic, operational, administrative and production-oriented concerns of the animation division, as well as overseeing the worldwide video operations of DreamWorks Studios. Prior to joining DreamWorks Studios, Ms. Daly served as president of Buena Vista Home Video (“BVHV”), North America, a division of The Walt Disney Company, where she presided over what was then the single largest home entertainment company in the world. Ms. Daly was responsible for marketing, sales, distribution, operations, production and all other facets of the home entertainment division. During her 14-year tenure at Disney, she was a home entertainment industry pioneer, orchestrating many innovations such as the direct-to-video business, where high-quality, family-oriented films were produced exclusively for the home entertainment market. Under Ms. Daly’s direction, BVHV won several vendor awards for marketing and advertising, as well as for its state-of-the-art distribution, shipping and inventory replenishment systems. Ms. Daly received her B.A. in economics from The University of California, Los Angeles.

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

Kristina M. Leslie—Chief Financial Officer. Ms. Leslie served as our Chief Financial Officer from October 2004 until February 2007. Previously, Ms. Leslie was the chief financial officer of DreamWorks Studios since the fall of 2003. Prior to becoming chief financial officer, she was head of corporate finance and strategic planning since joining DreamWorks Studios in June 1996, where she oversaw its long-range planning, banking and investor relations and participated in all financing activities. Prior to joining DreamWorks Studios, Ms. Leslie was director of financial planning at Viacom following its acquisition of Paramount Communications, where she had served in various finance positions including treasury, investor relations and strategic planning since 1990. Ms. Leslie received an M.B.A. from Columbia University and a B.A. in economics from Bucknell University.

Anne Globe—Head of Worldwide Marketing and Consumer Products. Ms. Globe has served as our Head of Worldwide Marketing and Consumer Products since January 2007. Previously, Ms. Globe served as the Company’s head of worldwide consumer products and promotion since January 2005. Ms. Globe joined DreamWorks Studios in 1996, where she was involved in all aspects of its merchandising and promotional activities. She held a variety of positions with DreamWorks Studios, including serving as head of marketing and head of promotions. Prior to joining DreamWorks Studios, Ms. Globe was Vice President of Promotions at MCA/Universal, where she was responsible for national promotion strategies for a number of the company’s films. Ms. Globe received a B.S. in Marketing and a B.S. in Communications from Syracuse University.

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

Market Price of Our Class A Common Stock

Our Class A common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “DWA” since October 28, 2004. Prior to that time, there was no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on the NYSE:

Year Ended December 31, 2005	High	Low
First Quarter	$40.82	$33.38
Second Quarter	$41.32	$24.75
Third Quarter	$28.25	$22.45
Fourth Quarter	$28.16	$23.35

Year Ended December 31, 2006	High	Low
First Quarter	$28.80	$24.40
Second Quarter	$28.50	$22.50
Third Quarter	$25.65	$20.05
Fourth Quarter	$29.92	$23.03

On February 23, 2007 the last quoted price per share of our Class A common stock on the NYSE was $27.29. As of January 31, 2007, there were approximately 7,809 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 31, 2007, there were three stockholders of record of our Class B common stock and one stockholder of record of our Class C common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on contractual restrictions contained in our credit facility or other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors. See Note 6 to the audited consolidated financial statements contained in Part II, Item 8 of this Form 10-K for a discussion of restrictions on our ability to pay dividends contained in our credit facility and other agreements.

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the 12 months ended December 31, 2006.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 2006	11,855	$24.92	N/A	N/A
February 2006	20	$27.21	N/A	N/A
March 2006	112	$26.89	N/A	N/A
April 2006	—	—	N/A	N/A
May 2006	3,353	$26.14	N/A	N/A
June 2006	628	$24.10	N/A	N/A
July 2006	911	$21.46	N/A	N/A
August 2006	—	—	N/A	N/A
September 2006	53,264	$20.83	N/A	N/A
October 2006	59,046	$25.45	N/A	N/A
November 2006	2,779	$27.81	N/A	N/A
December 2006	2,366	$29.03	N/A	N/A

Total	134,334	$23.67	N/A	N/A

(1)

During 2006, the Company had no publicly announced plans or programs to repurchase its stock. In February 2007, the Company’s Board of Directors approved a plan to repurchase up to an aggregate of $150 million of the Company’s outstanding stock during the period ending August 31, 2008. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover employees’ minimum withholding taxes for vested restricted stock awards.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2006 with respect to shares of our Class A common stock that may be issued under our 2004 Omnibus Incentive Compensation Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	3,693,536	$27.29	6,354,531

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on October 28, 2004 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return, the NYSE Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning October 28, 2004 (the date of the IPO) through December 31, 2006. No cash dividends have been declared on DreamWorks Animation’s Class A Common Stock since the IPO. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of DreamWorks Animation’s Class A Common Stock.

The comparisons shown in the graph below are based on historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

The following graph and related information is being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. It shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission (other than as provided in Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

	October 28, 2004	December 31, 2004	December 31, 2005	December 31, 2006
DreamWorks Animation SKG, Inc.	$100	$96.80	$63.38	$76.10
NYSE Composite Index	100	108.72	118.95	143.52
S&P 500 Movies and Entertainment Index	100	109.40	96.64	123.94

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. For periods prior to October 1, 2004, the effective date of the DreamWorks Studios Distribution Agreement, we recognized revenue from our films net of reserves for returns, rebates and other incentives as a division of DreamWorks Studios. Under the DreamWorks Studios Distribution Agreement and, subsequently, the Paramount Distribution Agreement, we recognized revenue net of reserves for returns, rebates and other incentives after our distributor had (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. From October 1, 2004 onward, our distributor began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date, regardless of whether the revenue related to a film released prior to October 1, 2004 and regardless of whether it had recouped the distribution and marketing expenses related to that film that it has incurred.

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

	(In thousands, except per share data) Year Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations
Operating revenue	$394,842	$462,316	$1,078,160	$300,986	$434,324
Operating income (loss)	(1,118)	114,875	438,755	(167,295)	8,188
Income (loss) before cumulative effect of accounting changes	15,125	104,585	333,000	(184,639)	(25,067)
Net income (loss)	15,125	104,585	333,000	(187,161)	(25,067)
Basic net income (loss) per share(1), (2):
Income (loss) before cumulative effect of accounting change	$0.15	$1.01	$4.09	$(2.41)	$(0.33)
Net income (loss)	0.15	1.01	4.09	(2.44)	(0.33)
Diluted net income (loss) per share(3), (4):
Income (loss) before cumulative effect of accounting change	$0.15	$1.01	$4.05	$(2.41)	$(0.33)
Net income (loss)	0.15	1.01	4.05	(2.44)	(0.33)

Balance Sheets
Total cash and cash equivalents	$506,304	$403,796	$63,134	$41	$3
Total assets	1,280,469	1,313,176	1,219,354	681,837	680,209
Total borrowings(5)	119,950	194,531	217,200	549,048	350,484
Total stockholders’ equity (deficiency)	1,033,268	946,170	826,945	(12,444)	176,987

Unaudited pro forma Statements of Operations
Pro Forma income (loss) before cumulative effect of accounting changes(6)	$15,125	$104,585	$298,684	$(184,639)	$(25,067)
Pro Forma net income (loss)(6)	15,125	104,585	298,684	(187,161)	(25,067)
Basic income (loss) per share before cumulative effect of accounting changes(1),(2)	$0.15	$1.01	$3.67	$(2.41)	$(0.33)
Basic net income (loss) per share(1), (2)	0.15	1.01	3.67	(2.44)	(0.33)
Diluted income (loss) per share before cumulative effect of accounting changes(3),(4)	$0.15	$1.01	$3.64	$(2.41)	$(0.33)
Diluted net income (loss) per share(3), (4)	0.15	1.01	3.64	(2.44)	(0.33)

(1)	For the years ended December 31, 2006 and 2005, both the basic per share amounts are calculated using the weighted average number of shares of common stock outstanding for the each year.
(2)

For each of the years in the two-year period ended December 31, 2003, the basic share amounts are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for all periods presented. For the year ended December 31, 2004, the basic per share amounts and the basic per share amounts are calculated using the weighted average of: (i) for the period from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but not including those shares issued in our initial public offering, as if such shares were outstanding for the entire period and (ii) for the period from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding.

(3)

For the years ended December 31, 2006 and 2005, the diluted per share amounts include dilutive common stock equivalents, using the treasury stock method. For the years ended December 31, 2006 and 2005, 2,108,390 and 2,856,843 options to purchase shares of common stock and stock appreciation rights, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive. In addition, 717,845 options to purchase shares of common stock\stock appreciation rights and 1,062,451 shares of unvested restricted stock for the year ended December 31, 2006, and options to purchase 690,179 shares of common stock and 1,020,952 shares of unvested restricted stock for the year ended December 31, 2005, and 1,020,952 performance stock awards for both the years granted to certain named executive officers were not included in the calculation of diluted net income per share, respectively, because the number of shares ultimately issued are contingent upon the Company’s performance against measures established for the applicable performance period. In addition, as a result of the acquisition of DreamWorks Studios by Viacom, on January 31, 2006, approximately 300,000 unvested shares of restricted stock and 597,000 unvested options to purchase shares of the Company’s Class A common stock, which represented the unvested portions of equity awards granted to certain employees of DreamWorks Studios under the Company’s Omnibus Plan as of such date, were forfeited and cancelled, respectively. In addition, approximately 531,000 vested options to purchase shares of the Company’s Class A common stock held by certain employees of DreamWorks Studios were also cancelled in connection with this acquisition.

(4)

Diluted per share amounts for each of the years in the two-year period ended December 31, 2003 are calculated using the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for all periods presented, excluding, because their effect would be anti-dilutive, the impact of 487,000 shares of Class A common stock which underlie equity-based compensation awards converted at the Separation. For the year ended December 31, 2004, the diluted share amount is calculated using the weighted average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, plus the impact of 487,000 shares of Class A common stock which underlie equity-based compensation awards converted at the Separation (using the treasury stock method) and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding plus 1,418,000 shares of Class A common stock which underlie equity-based compensation awards converted at the Separation as well as those issued during the period (using the treasury stock method), excluding the dilutive impact of 1,020,952 shares unvested of restricted stock and options to purchase 690,179 shares granted to certain named executive officers that had performance criteria that were not set by our compensation committee until January 2005 and 1,020,952 shares of unvested performance compensation awards issued in January 2005 to certain named executive officers.

(5)	Total borrowings include obligations under capital leases, bank borrowings and other debt, Universal Studios advance and debt allocated by DreamWorks Studios.
(6)

Pro forma income (loss) before cumulative effect of accounting changes and pro forma net income (loss) represent the amounts that would have been recorded had we been incorporated and paid taxes historically. There is no pro forma adjustment for taxes for the fiscal years ended December 31, 2005 and 2006 as we were incorporated for both years.

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

Recent Events

Secondary Public Offering.    On November 20, 2006, certain stockholders sold 11,580,964 shares of our Class A common stock for net proceeds of $307.2 million in a registered public offering (the “Offering”). We did not receive any proceeds from the Offering. The shares of Class A common stock sold in the Offering were comprised of shares held by DWI II, an affiliate of Paul Allen, and certain other Holdco partners outside of Holdco, and a portion of the shares of Class A common stock which were issuable to the members of Holdco upon the conversion of shares of the Company’s Class B common stock held by Holdco into shares of the Company’s Class A common stock in connection with the Offering. As the shares of Class A common stock sold in the Offering were comprised of existing outstanding shares held by the stockholders, there was no change to the total amount of the Company’s shares outstanding. For a discussion of the secondary offering please see Part I, Item 1 “Business—Recent Events—Secondary Offering” of this Form 10-K and Note 14 to the audited consolidated financial statements contained in Part II, Item 8 of this Form 10-K.

Stock Repurchase Program.    In February 2007, our Board of Directors approved a stock repurchase program. Under this program, we may repurchase up to an aggregate of $150 million of our outstanding stock during the period ending August 31, 2008. Repurchases, if any, may be made via open-market purchases, block trades, private transactions or such other transactions as we deem appropriate.

Amendment of Credit Agreement.    On February 26, 2007, the Company entered into a First Amendment dated February 23, 2007 (the “Amendment”) to the Credit Agreement dated as of October 27, 2004 (the “Credit Agreement”) by and among the Company, the several banks and other financial institutions from time to time parties thereto, HSBC Bank USA, National Association, as syndication agent, Societe Generale, as documentation agent, and JPMorgan Chase Bank, as administrative agent. The Credit Agreement is filed as an exhibit to this Form 10-K. The Amendment amends the Credit Agreement to permit the Company to declare or make distributions or other payments with respect to its equity securities provided that following such distributions or payments the sum of (i) the Company’s available borrowing capacity under the Credit Agreement and (ii) the Company’s unencumbered cash on hand is equal to or greater than $400,000,000.

The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 10.50 to this Form 10-K.

Our Distribution and Servicing Arrangements

For the period beginning October 1, 2004 to January 31, 2006 our films were distributed in the domestic theatrical and worldwide television market directly by DreamWorks Studios and in the international theatrical and worldwide home entertainment markets by Universal Studios, as an approved subdistributor and fulfillment service provider of DreamWorks Studios, in each case pursuant to the terms of the DreamWorks Studios Distribution Agreement. We terminated the DreamWorks Studios Distribution Agreement upon the closing of the acquisition of DreamWorks Studios by Viacom on January 31, 2006. At the same time, we and Paramount entered into an exclusive distribution agreement and fulfillment services agreement (collectively, the “Paramount Agreements”) through the later of (i) our delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012. As a result, effective January 31, 2006, the worldwide theatrical and television distribution and home video fulfillment services for our films after January 31, 2006 is provided by Paramount and, as a result, our results after January 31, 2006 reflect our new agreements with Paramount. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” of this Form 10-K for a discussion of our distribution and servicing arrangements with DreamWorks Studios and Paramount.

In general, under the terms of our distribution and servicing arrangements, we are responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Our distributor and fulfillment service providers are responsible for all expenses incurred in the distribution, manufacturing, advertising, marketing, publicizing and promotion of each film in all media and are entitled to recoup all of these costs with respect to our films on a title-by-title basis, in addition to receiving an 8% fee of revenue, prior to us recognizing any revenue. If a film does not generate revenue in all media, net of the 8.0% fee, sufficient for our distributor or fulfillment service provider to recoup their expenses, our distributor and fulfillment service provider will not be entitled to recoup those costs from the proceeds of our films, and we will not be required to repay the distributor or fulfillment service provider for such amounts. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and “Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement” of this Form 10-K for a discussion of our distribution and servicing arrangements with DreamWorks Studios and Paramount.

Additionally, at the time of the Separation, we entered into a services agreement with DreamWorks Studios (the “Services Agreement”) whereby DreamWorks Studios agreed to provide us with certain general support services. Also pursuant to the Services Agreement, we provided DreamWorks Studios office space at our Glendale facility, facilities management, information technology purchasing services and limited legal services. As a result of Viacom’s acquisition of DreamWorks Studios, we terminated certain services provided under the Services Agreement as of January 31, 2006 and continue to provide each other limited services until such services are terminated in accordance with the Services Agreement.

Pursuant to the Paramount Agreements, we received a $75.0 million signing bonus from Paramount. As the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and as we and DreamWorks Studios were effectively under common control at the time of DreamWorks Studios’ acquisition by Viacom, we recorded this $75 million signing bonus from Paramount, which is approximately $48.7 million on an after-tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before taxes, has been reflected in the statement of cash flows as a deemed contribution from controlling stockholders. We used the proceeds of this signing bonus toward the repayment of a $75.0 million advance, plus interest, due to Universal Studios, which was contractually required in connection with DreamWorks Studios’ termination of its distribution arrangements with Universal Studios. Furthermore, pursuant to the Paramount Agreements, Paramount is also obligated to pay us annual cost reimbursements. We are allocating the total amount of these annual cost reimbursements equally to each of the new films we are delivering to Paramount under the Paramount Agreements. We are recognizing the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film beginning with the release of Over the Hedge. These annual cost reimbursements are guaranteed and independent from Paramount’s right to recoup its distribution and marketing costs for each film and as a result are recognized as revenue without regard to Paramount’s recoupment position for each film.

In the ordinary course of reconciling balances with our distributor, we determined that the net balance with Paramount as reflected in our audited consolidated balance sheets as of December 31, 2006 and prior periods may be misstated. We believe that this misstatement relates to certain amounts due to DreamWorks Studios being overstated at the Separation Date and at the time that DreamWorks Studios was acquired by Viacom. We are in discussions with Paramount regarding this issue, but it has not been resolved. We currently believe that the resolution of this issue will not have a material impact on our financial condition or cash flows and will have no impact on our results of operations as the impact of any resolution would be to adjust stockholders’ equity.

Under the terms of the Paramount Distribution Agreement, Paramount has also agreed to provide us at a minimal cost with certain production related services, including but not limited to film music licensing, archiving of film materials, casting and credits as well as information technology oversight, participation and residual accounting and travel.

Our Revenues and Costs

Sources of Revenue

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. For periods prior to October 1, 2004 (the effective date of the DreamWorks Studios Distribution Agreement), as an operating division of DreamWorks Studios we recognized revenue from films net of reserves for returns, rebates and other incentives. Beginning October 1, 2004, revenue from these domestic and international distribution channels are subject to our distribution and servicing arrangements with our then-current distributor and fulfillment service provider. Please see “—Distribution and Servicing Arrangements” section above for further discussion of our distribution and servicing arrangements. In addition, and separate from the activity governed by the distribution and fulfillment services agreements, we earn revenue from the licensing and merchandising of our films and characters in markets around the world.

Our films are distributed in foreign countries and, in recent years, we derived approximately one-third of our revenue from foreign sources. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Foreign Currency Risk” under Item 7A of this Form 10-K.

Prior to the Separation, our historical financial statements do not reflect any material allocations of revenue from DreamWorks Studios.

Theatrical and Home Entertainment

Our films are distributed in the worldwide theatrical and home entertainment markets by our distributor and fulfillment service providers. International results are generally reported by our distributor on a 30-day lag. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets.

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

International home entertainment releases are handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market factors.

As discussed above, our distributor and fulfillment service providers use film receipts to recover the distribution and marketing expenses they incur for each film and to cover the 8% distribution fee. Accordingly, we only record revenue from our films to the extent it exceeds our distributors’ costs and the distribution fee. As a result of the expected marketing and distribution costs that our distributor will incur and the structure of our distribution and servicing arrangements, our distributor may not report and, therefore, we may not recognize any revenue from the exploitation of our films’ for one to two quarters after the theatrical release of our films until a film has been released in the worldwide home entertainment and television markets.

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

The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributor and various television licensees. Typically the majority of the license fee for domestic pay television is recognized by our distributor 12 months after the film has been released in the domestic theatrical market. The license fee for the domestic network television market is typically recognized by our distributor two and a half years after the domestic theatrical release of the film. Internationally, the majority of television rights are governed by output agreements on a country-by-country basis. While every film is different, we expect that under our distributor’s current international television deals, the license fees generated in the international pay television market will typically begin to be recognized by our distributor approximately 18 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. In both the international pay and free television markets, we typically recognize revenue over several quarters as our films become available for airing in each country around the world.

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

For a detailed discussion of our critical accounting policies related to revenue recognition, please see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

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

Capitalized production costs include all of the costs incurred to develop and produce our animated films, which primarily consist of salaries (including stock compensation) and fringe benefits for animators and voice talent (which, in the case of sequels can be significant), equipment and other direct operating costs. Capitalized production overhead generally represents the salaries (including stock compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films.

We are responsible for certain contingent compensation paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons associated with the production of a film, which is dependent on the performance of the film and is based on factors such as domestic box office and/or total revenue recognized by the distributor related to the film. In some cases, particularly with respect to sequels (such as Shrek 2), these contingent compensation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Once a film is released, the amount of film costs relating to that film and contingent compensation and residual costs, are amortized and included in costs of revenue in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenue”) as of the beginning of the current fiscal period. The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film. Amortization costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write-downs of film costs due to changes in the estimated fair value of unamortized film costs. Following the effectiveness of the DreamWorks Studios Distribution Agreement in the fourth quarter of 2004, the amount of revenue that we recognize in the periods immediately following a film’s release is substantially less than the amounts that we would recognize if we acted as our own distributor. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization will change, since amortization is calculated based on the ratio of Current Revenue for a film to remaining Ultimate Revenue for the film at the beginning of the fiscal year.

For a detailed discussion of our critical accounting policies relating to film amortization, please see “—Critical Accounting Policies and Estimates—Costs of Revenue—Amortization.”

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

Seasonality

Our revenues fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis. For example, although Over the Hedge was theatrically released May 19, 2006, no revenue was reported by our distributor until the fourth quarter of 2006 because our distributor is entitled to first recover its marketing and distribution costs (including its distribution fee) before we can recognize any revenue generated from the exploitation of the film. In addition, revenues related to the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Beginning October 1, 2004 and through January 31, 2006, our results reflect the effects of our distribution and other arrangements with DreamWorks Studios under the DreamWorks Studios Distribution Agreement. Effective January 31, 2006, our results reflect our new distribution and other arrangements with Paramount. Pursuant to our distribution and servicing arrangements, our distributor is responsible for paying the distribution and marketing costs relating to each film and we report revenues net of our distributor’s distribution fees and these distribution and marketing costs. As a result, the amount of revenue and costs of revenue that we recognized in periods prior to the fourth quarter of 2004 are substantially higher than those that we have recorded subsequently.

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our audited consolidated statements of operations. This information should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

				% Change		$ Change
	2006(1)	2005(2)	2004	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004
	(in millions, except percentages and per share data)
Operating revenue	$394.8	$462.3	$1,078.2	(14.6)%	(57.1)%	$(67.5)	$(615.9)
Costs of revenue	317.1	271.0	566.2	(17.0)%	52.1%	(46.1)	295.2
Selling, general and administrative expenses	78.8	76.4	73.2	(3.1)%	(4.4)%	(2.4)	(3.2)

Operating income (loss)	(1.1)	114.9	438.8	(101.0)%	(73.8)%	(116.0)	(323.9)
Interest income (expense), net	24.3	7.8	(15.8)	211.5%	149.4%	16.5	23.6
Other income, net	5.9	4.1	0.4	43.9%	925.0%	1.8	3.7
Decrease (increase) in income tax benefit payable to stockholder	35.1	(14.7)	—	338.8%	NA	49.8	NA

Income before income taxes	64.2	112.1	423.3	(42.7)%	(73.5)%	(47.9)	(311.2)
Provision for income taxes	(49.1)	(7.5)	(90.3)	(554.7)%	91.7%	(41.6)	82.8

Net income	$15.1	$104.6	$333.0	(85.6)%	(68.6)%	$(89.5)	$(228.4)

Diluted net income per share	$0.15	$1.01	$4.05	(85.2)%	(75.1)%	$(0.86)	$(3.04)

(1)

In the year ended December 31, 2006 we recorded a write-down of film costs associated with the 2006 fourth quarter theatrical release, Flushed Away, of $108.6 million, or $0.80 per share on an after-tax basis.

(2)

In the year ended December 31, 2005 we recorded a write-down of film costs associated with the 2005 fourth quarter theatrical release, Wallace & Gromit, of $29.0 million, or $0.20 per share on an after-tax basis. In addition, in 2005, we recognized a tax benefit (including the impact to the income tax benefit payable to stockholder) of $28.0 million, or $0.28 per share on an after-tax basis, associated with the abandonment of two film projects previously written-off.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

(1)

For each year shown, “Current year theatrical releases” consists of revenues attributable to films released during such year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately preceding year and “All Other” consists of revenues attributable to films released during all previous periods as well as revenues from any other sources.

Operating Revenue.    For the year ended December 31, 2006, our revenue was $394.8 million, a decrease of $67.5 million, or 14.6%, as compared to $462.3 million for the year ended December 31, 2005. As illustrated in the chart above, the revenue for the years ended December 31, 2006 and 2005 is primarily attributable to the film released during the second quarter of the current year as well as the film released during the fourth quarter of the prior year. The decrease in revenue in 2006 from 2005 was primarily related to lower results generated by our fourth quarter 2005 release, Wallace and Gromit in both the worldwide theatrical and home entertainment markets when compared to the performance of our fourth quarter 2004 release, Shark Tale, during the same period in 2005. In addition, the year-over-year revenue comparison of 2006 against 2005 was further negatively impacted by the lower theatrical performance of our second quarter 2006 release, Over the Hedge, as compared to Madagascar’s in the previous year. This decrease in revenue was partially offset by Madagascar’s performance in 2006 in the worldwide home entertainment markets.

Film revenue for the year ended December 31, 2006 was primarily generated by Madagascar and Over the Hedge. Madagascar generated total revenue of $128.8 million, earned primarily in the worldwide home entertainment and television markets. Over the Hedge contributed revenue totaling $116.9 million primarily through its current year worldwide theatrical and home entertainment releases. Total revenue for both titles included merchandising and licensing revenue and, for Over the Hedge, total revenue also included $4.6 million of ancillary revenue associated with the annual reimbursable amounts received pursuant to the Paramount Agreements. As is typical for our films in the quarter of their initial theatrical release, no revenue was reported by our distributor during the fourth quarter of 2006 directly associated with our 2006 fourth quarter release, Flushed Away. However, Flushed Away did generate $6.2 million of ancillary revenue, including merchandising and licensing revenue and $4.6 million of revenue associated with the annual reimbursable amounts received from our distributor. Wallace & Gromit contributed revenue of $29.1 million primarily from the worldwide home entertainment markets and Shark Tale contributed revenue of $37.9 million earned primarily in the international television and worldwide home entertainment markets. Shrek 2 generated $38.0 million in revenues primarily from the worldwide home entertainment and television markets. Our other films contributed revenue of $37.9 million earned across a variety of markets.

Revenue for the year ended December 31, 2005 was primarily generated by Shark Tale in the worldwide home entertainment market and Madagascar in the worldwide theatrical and home entertainment markets. During the year ended December 31, 2005, Shark Tale generated total revenue of $158.3 million and Madagascar contributed total revenue of $228.6 million. Revenues for both films included revenue earned through merchandising and licensing. Shrek 2 contributed $19.4 million of revenues earned through merchandising and licensing. Our other films and television series contributed $56.1 million of revenues, largely driven by revenues earned by Shrek in the worldwide home entertainment market and Spirit: Stallion of the Cimarron in the international television market. Because DreamWorks Studios had not yet recovered its distribution and marketing costs associated with the fourth quarter 2005 theatrical release of Wallace & Gromit as of December 31, 2005, we did not recognize any revenue for this film in our results for 2005.

Costs of Revenue.    Costs of revenue increased by $46.1 million, or 17.0%, to $317.1 million for the year ended December 31, 2006. Our costs of revenue for both 2006 and 2005 included the impact of write-downs to capitalized film costs. In 2006, costs of revenue included a $108.6 million film costs write-down associated with the fourth quarter theatrical release, Flushed Away. In 2005, costs of revenue reflected a $29.0 million film costs write-down associated with that year’s fourth quarter release, Wallace & Gromit. The film costs write-downs in each year were a result of revisions to each film’s overall Ultimate Revenue projections based on lower-than-expected performances which resulted in each film’s estimated fair value (as calculated using a discounted cash flow model) being less than each film’s unamortized capitalized film costs. The film costs write-down for Flushed Away was higher than that for Wallace & Gromit primarily as a result of Flushed Away’s higher capitalized film costs combined with its lower theatrical performance.

Excluding the film costs write-downs described above, amortization for released films as a percentage of film revenue in the year ended December 31, 2006, was 50.0% and remained relatively unchanged from that of 49.4% for the year ended December 31, 2005. Projected Ultimate Revenues at December 31, 2006 for our 2006 second quarter release, Over the Hedge, were lower than those projected for our 2005’s second quarter release, Madagascar, at December 31, 2005 and, as a result, Over the Hedge has a higher rate of amortization. However, the impact of Over the Hedge’s higher rate of amortization was offset by an improvement made during 2006 to the projections of Ultimate Revenue for Madagascar resulting in a decrease in 2006 to the film’s amortization rate. Amortization rates in 2006 for our films released prior to Madagascar remained materially consistent with those in 2005.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $2.4 million to $78.8 million (including $24.0 million of stock compensation expense discussed below) for the year ended December 31, 2006 from $76.4 million (including a stock compensation expense of $17.7 million) for the year ended December 31, 2005. The $3.9 million decrease in selling, general and administrative expenses (other than stock compensation expense which is discussed in the following paragraph) related primarily to lower outside legal fees and reduced professional services in our second year of compliance with the Sarbanes-Oxley Act of 2002, partially offset by increased employee-related costs, the costs to terminate our agreement with Aardman and costs associated with our secondary public offering.

Stock compensation expense was $24.0 million for the year ended December 31, 2006, as compared to $17.7 million for the same period for 2005. The increase in stock compensation expense was primarily a result of additional grants of equity awards made to our employees and, pursuant to the terms of a terminated employment contract, the acceleration of vesting for one of our executive officers. As of December 31, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $84.9 million. This cost is expected to be amortized on a straight-line basis over a weighted average of 3.1 years.

Operating Income (Loss).    Operating income for the year ended December 31, 2006 decreased by approximately $116.0 million, or 101.0%, to an operating loss of $1.1 million. This decrease in operating income between 2006 as compared to the same period in 2005 was primarily related to lower revenues for Wallace and Gromit in 2006 as compared to Shark Tale in the prior comparable period as well as lower theatrical results for Over the Hedge as compared to Madagascar in the previous year and the larger film costs write-down recorded for Flushed Away as compared to Wallace & Gromit.

Interest Income (Net of expense).    For the year ended December 31, 2006, total interest income was $26.5 million, an increase of $12.3 million or 86.6%, from $14.2 million in the prior year. The increase was primarily a result of the combination of higher interest rates and higher balances of cash and cash equivalents. Total interest expense for the year ended December 31, 2006 was $2.2 million (net of amounts capitalized to film costs which are discussed in the following paragraph) as compared to $6.4 million (net of amounts capitalized to film costs) for the same period in 2005. This decrease of $4.2 million, or 67.2%, in total interest expense was primarily due to a $6.0 million decrease in interest expense associated with the Universal advance (which was repaid in January 2006) offset by the impact of higher interest rates on existing financing arrangements.

Interest expense capitalized to production film costs of $9.4 million for the year ended December 31, 2006 remained relatively unchanged from $9.6 million for 2005. Although overall interest expense was lower in 2006, a larger portion of the total interest expense was subject to capitalization primarily as a result of a higher average balance of production film costs during the period and a higher rate of capitalization during the period as compared to the same period in the prior year.

Other Income (Net of expense).    For the year ended December 31, 2006, total other income, net of expense, increased by $1.8 million, or 43.9%, to $5.9 million, primarily due to an increase in other income recognized in connection with preferred vendor arrangements and the expense recorded in 2005 associated with the change in fair value of certain foreign exchange transactions which did not qualify for special hedge accounting. These foreign exchange transactions were terminated in June 2005.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of our separation from DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies—Provision for Income Taxes,” we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the year ended December 31, 2006, we recorded $41.3 million in net tax expense associated with the Tax Basis Increase as an increase in the provision for income taxes and recorded a benefit of $35.1 million representing 85% of this increased tax expense as a decrease to the income tax benefit payable to stockholder.

For the year ended December 31, 2005, we recognized $17.3 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $14.7 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

Provision for Income Taxes.    For the years ended December 31, 2006 and 2005, we recorded a provision for income taxes of $49.1 million and $7.5 million, respectively, or an effective tax rate of 168.5% and 5.9%, respectively. Our effective tax rate was significantly higher in 2006 than the 35% statutory federal rate because our net deferred tax assets were reduced by a $36.2 million increase to our valuation allowance primarily related to the film costs write-down of Flushed Away. A substantial portion of the tax benefits from this write-down is not deductible for income tax purposes until future years and we currently do not believe that it is more likely than not that there will be sufficient future taxable income to recognize these tax benefits. See Note 15 to the audited consolidated financial statements contained in Part II, Item 8 of this Form 10-K for further information regarding the provision for income taxes.

Our effective tax rate for the year ended December 31, 2005 was lower than the statutory rate due to the planned abandonment of two films resulting in a tax benefit of $24.0 million, permanent deductions for income earned outside the United States and qualified manufacturing activities under the American Jobs Creation Act (the “Jobs Creation Act”) of 2004 and the net tax benefits recognized from the Tax Basis Increase as described above. The provision for income taxes was increased by $2.8 million during the year ended December 31, 2005, to provide reserves for tax contingencies partially offset by net adjustments to current and deferred income taxes existing at the beginning of the year after filing our 2004 Federal and state income tax returns.

In 2006 we derived benefits of $1.6 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trade gross receipts (“FTGRs”). This exclusion was repealed as part of the Jobs Creation Act which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the otherwise qualifying FTGRs generated in 2006 may be limited to approximately 60%. No exclusion will be available for years 2007 and thereafter.

The Jobs Creation Act made a number of other changes to the income tax laws which will affect us in future years, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction equals three percent of qualifying income for 2006, six percent for years 2007 through 2009 and nine percent for years 2010 and thereafter. The U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) issued final regulations on May 24, 2006 which provided comprehensive rules, definitions and examples to assist in the implementation of this new deduction. In 2006 we did not derive any benefit from this deduction. We expect that we may not receive any benefit from this deduction in future years but, if we do, we expect the deduction to be substantially lower than those derived under the extraterritorial income exclusion discussed above.

Net Income (Loss).    Net income for the year ended December 31, 2006 was $15.1 million or $0.15 per diluted share. This compared unfavorably to net income of $104.6 million, or $1.01 per diluted share, in the corresponding prior-year period.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We have elected not to include a chart which presents revenue by release year for the years ended December 31, 2005 and 2004 similar to the one included in the comparison of operating results for the years ended December 31, 2006 and 2005 because prior to October 1, 2004 (the effective date of the DreamWorks Studios Distribution Agreement) we recognized revenue before the deduction of distribution and marketing costs as incurred by our distributor and, thus, the year-over-year revenue numbers are not comparable.

Operating Revenue.    For the year ended December 31, 2005, revenue was $462.3 million, a decrease of $615.9 million, or 57.1%, as compared to the year ended December 31, 2004. As indicated above, the DreamWorks Studios Distribution Agreement, which resulted in us reporting revenues net of distribution fees and expenses, was in effect for all of 2005, as compared to only three months of 2004. As a result, the amount of revenue that we recognized during year ended December 31, 2005 was substantially less than the amount that we recognized during 2004.

Film revenue for the year ended December 31, 2005 was primarily attributable to the theatrical and home entertainment release of Madagascar in both domestic and international markets and the contribution of Shark Tale in the worldwide home entertainment market. During the year ended December 31, 2005, Madagascar generated total revenue of $228.6 million and Shark Tale contributed total revenue of $158.3 million. Revenues for both films include revenue earned through merchandising and licensing. Shrek 2 contributed $19.4 million of revenue earned primarily through merchandising and licensing. Our other films and television series contributed $56.1 million of revenues, largely representing revenues from Shrek in the worldwide home entertainment market and Spirit: Stallion of the Cimarron in the international television markets. In addition, as DreamWorks Studios had not yet recovered its distribution and marketing costs associated with the theatrical release of

Wallace & Gromit (released on October 7, 2005) as of December 31, 2005, we did not recognize any revenue for this film in 2005.

Film revenue for the year ended December 31, 2004 was primarily attributable to Shrek 2 in the worldwide theatrical and home entertainment markets. In 2004, Shrek 2 generated total revenue of $790.4 million, including revenue earned through merchandising and licensing and revenue accrued prior to the October 1, 2004 effective date of the DreamWorks Studios Distribution Agreement. Shark Tale, which had its domestic theatrical release early in the fourth quarter of 2004, generated total revenue of $62.3 million in 2004. Our other films and television series contributed $225.5 million of revenue in 2004, including $116.8 million of revenues from Shrek in the worldwide home entertainment and international television markets.

Costs of Revenue.    Costs of revenue decreased by $295.2 million, or 52.1% to $271.0 million in the year ended December 31, 2005. In addition, as indicated above, because the expenses we recorded during the year ended December 31, 2005 followed the effectiveness of the DreamWorks Studios Distribution Agreement, the amount of expenses that we recorded during the year was substantially less than that for 2004. The DreamWorks Distribution Agreement was only in place for the last three months of 2004 and, as a result, the costs of revenue for the year ended December 31, 2004 also included significant marketing and distribution costs incurred in connection with the releases of Shrek 2 and Shark Tale.

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

Film costs amortization for the year ended December 31, 2005 included the cumulative impact for the year of a $29.0 million write-down for a change in the estimated fair value of unamortized film costs for Wallace & Gromit. The write-down was a result of a revision to the film’s Ultimate Revenue projections based on its lower-than-expected performance in the worldwide theatrical and home entertainment market which resulted in the film’s estimated fair value (as calculated using a discounted cash flow model) being less than the unamortized capitalized film costs.

Amortization for released films as a percentage of film revenue in the year ended December 31, 2005, excluding the write down described above, was 49.4% compared to 28.4% for the year ended December 31, 2004. The change in the mix of films earning revenue during the years ended December 31, 2004 and 2005 contributed to the increase in amortization as a percentage of film revenue. Both Madagascar and Shark Tale have a higher amortization rate than Shrek 2 did in the comparable period last year because their Ultimate Revenues are significantly lower than the Ultimate Revenues that were projected for Shrek 2 during 2004. The increase in amortization as a percentage of film revenue for the year ended December 31, 2005 also resulted from reduction during the year of both Shark Tale and Shrek 2’s forecasted worldwide home entertainment Ultimate Revenues reflecting the changes in the home entertainment marketplace that negatively impacted these titles. This resulted in increased amortization expense primarily for Shark Tale and, to a lesser extent, Shrek 2 for the year ended December 31, 2005.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses were $76.4 million (including $17.7 million of stock compensation expense discussed below) for the year ended December 31, 2005, an increase of $3.2 million as compared to $73.2 million (including a stock compensation expense of $21.4 million) for the year ended December 31, 2004. The $6.9 million increase (other than stock compensation expense which is discussed in the following paragraph) was primarily due to an increase in outside legal fees and increased use of professional consulting services in order to accommodate the increased demands of a public company (including the first-year of compliance with the requirements of the Sarbanes-Oxley Act of 2002).

Stock compensation expense was $17.7 million for the year ended December 31, 2005, as compared to a stock compensation expense of $21.4 million for the year ended December 31, 2004. The stock compensation cost recorded in 2004 primarily represented the cost associated with fully vested restricted stock issued to certain of our employees and advisors upon the consummation of our initial public offering during the fourth quarter of 2004. Stock compensation expense recorded in 2005, as a result of our decision to voluntarily adopt Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) as of January 1, 2005, represented compensation expense for all equity grants made to our employees after the Separation and our initial public offering based on each equity award’s grant-date fair value.

Operating Income (Loss).    Operating income for the year ended December 31, 2005 as compared to 2004 decreased by $323.9 million, or 73.8%, to $114.9 million. This decrease in operating income was primarily due to the theatrical and home entertainment performance of Madagascar as compared to that of Shrek 2. This decrease in revenue was partially offset by theatrical and home entertainment revenue as contributed by Shark Tale. In addition to the decline in revenue, the increase in film amortization and the increase in selling, general and administrative expenses during 2005 to accommodate the increased demands of being a public company also contributed to the year-over-year difference in operating income.

Interest Income (Net of expense).    For the year ended December 31, 2005, total interest income was $14.2 million, an increase of $11.6 million or 446%, from $2.6 million in the prior year. The increase was primarily a result of interest earned on our balances of cash and cash equivalents for the full year of 2005 as opposed to the significantly shorter period from the Separation Date through December 31, 2004. Total interest expense for the year ended December 31, 2005 was $6.4 million (net of amounts capitalized to film costs, which are discussed in the following paragraph) as compared to $18.4 million (net of amounts capitalized to film costs) for the same period in 2004. This decrease of $12.0 million, or 65.2%, in total interest expense was primarily due to allocated interest expense from DreamWorks Studios of $15.2 million recorded during the year ended December 31, 2004 that ceased to be allocated subsequent to the Separation and higher interest expense capitalized to production film costs, offset by the impact of interest expense on existing financing arrangements for the full year of 2005 as compared to the significantly shorter period from the Separation Date through December 31, 2004.

Interest expense capitalized to production film costs for the year ended December 31, 2005 was $9.6 million as compared to $7.1 million for 2004. Interest expense capitalized to production film costs for 2005 related to interest expense directly incurred by us. Prior to the Separation Date, interest expense capitalized to production film costs pertained to interest expense allocated to us as an operating division of DreamWorks Studios.

Other Income (Net of expense).    For the year ended December 31, 2005, total other income, net of expense, increased by $3.7 million, or 925%, to $4.1 million primarily due to an increase in other income recognized in connection with preferred vendor arrangements and allocated losses on swap agreements recorded during the year ended December 31, 2004 that ceased to be allocated from DreamWorks Studios subsequent to the Separation.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of the Tax Basis Increase, we recognized $17.3 million in net tax benefits as a reduction in the provision for income taxes for the year ended December 31, 2005. We are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an expense of $14.7 million to increase income tax benefit payable to stockholder for the year ended December 31, 2005.

For the year ended December 31, 2004, the $83.1 million tax benefit associated with the Tax Basis Increase and the related liability to the stockholder’s affiliate of $70.6 million, representing 85% of these recognized benefits, was recorded in equity. See below “—Critical Accounting Policies—Provision for Income Taxes.”

Provision for Income Taxes.    For the year ended December 31, 2005, we recorded an income tax provision of $7.5 million or an effective tax rate of 5.9%. Our effective tax rate for the year ended December 31, 2005 was lower than the statutory rate due to the planned abandonment of two films resulting in a tax benefit of $24.0 million, permanent deductions for income earned outside the United States and qualified manufacturing activities under the Jobs Creation Act and the net tax benefits recognized from the Tax Basis Increase as described above. The provision for income taxes was increased by $2.8 million during the year ended December 31, 2005 to provide reserves for tax contingencies, partially offset by net adjustments to current and deferred income taxes existing at the beginning of the year after filing our 2004 Federal and state income tax returns.

In 2005 we derived benefits of $1.8 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to FTGRs.

The Jobs Creation Act makes a number of other changes to the income tax laws which will affect us in future years, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction equals three percent of qualifying income for 2005.

For the year ended December 31, 2004, we recorded actual income tax expense of $90.3 million which represented U.S. Federal and state income taxes incurred from the Separation Date through December 31, 2004 and foreign taxes for the entire year. In 2004 our effective tax rate of 21% was significantly lower than the statutory tax rate primarily because of our pre-Separation income not being subject to tax and a reduction during the year in the valuation allowance on our net deferred tax assets.

Net Income (Loss).    Net income for the year ended December 31, 2005 was $104.6 million or $1.01 per diluted share. This compared unfavorably to net income of $333.0 million, or $4.05 per diluted share, in the corresponding prior-year period.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements (in thousands):

			Maturity Date	Interest Rate as of December 31, 2006		Interest Cost
	Balance Outstanding					For the Year Ended December 31,
	December 31, 2006	December 31, 2005				2006		2005		2004
Animation Campus Financing(1)	$73,000	$73,000	October 2009	5.32%		$4,506		$3,338		$2,528
Universal Studios Advance(2)	$—	$75,000	N/A	N/A		$557		$6,562		$5,506
Revolving Credit Facility	$—	$—	October 2009	0.75	%(3)	$1,532	(3)	$1,532	(3)	$240	(3)
HBO Subordinated Notes(4)	$50,000	$50,000	November 2007	5.86%		$4,183		$3,160		$503

(1)

In connection with the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), the special purpose entity associated with this financing was consolidated by us as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million non-controlling minority interest. For further discussion please see Note 6 to our audited consolidated financial statements.

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
(3)

We have a $200 million revolving credit facility with a number of banks. There was no debt outstanding for the respective periods. The interest rate shown represents a commitment fee which we are required to pay on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when less then $100 million is outstanding under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.

(4)

The subordinated notes are recorded net of a discount of $1.4 million and $2.8 million as of December 31, 2006 and 2005, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement. The subordinated notes are expected to be repaid in November of 2007.

For a more detailed description of our various financing arrangements, please see Note 6 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report

As of December 31, 2006 we were in compliance in all material respects with all applicable debt covenants.

Liquidity and Capital Resources

Our operating activities for the year ended December 31, 2006 generated adequate cash to meet our operating needs. As of December 31, 2006, we had cash and cash equivalents totaling $506.3 million, a $102.5 million increase compared to $403.8 million at December 31, 2005. The principal components of the change in cash and cash equivalents were cash generated from operating activities of $108.6 million, the cash signing bonus of $75.0 million received pursuant to the Paramount Distribution Agreement and proceeds of $0.9 million from the exercise of employee stock options, partially offset by the $75.6 million repayment of the advance to Universal Studios, plus interest, and $3.5 million invested in equipment. We expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for 2007. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	2006	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$108,561	$371,854	$(43,652)
Net cash used in investing activities	(3,523)	(5,114)	(1,084)
Net cash provided by (used in) financing activities	(2,530)	(26,078)	107,829

Cash provided by operating activities for 2006 was $108.6 million and was primarily attributable to collection of revenue earned in 2005 associated with Madagascar’s worldwide home entertainment sales, collection of revenue earned by both Wallace and Gromit’s and Over the Hedge’s theatrical release and worldwide home entertainment sales, and a $40.9 million refund associated with 2005 income taxes previously paid. The operating cash provided during 2006 was partially offset by a $32.4 million payment to an affiliate of a stockholder related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and contingent compensation. Cash provided by operating activities for 2005 was $371.9 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home entertainment revenue from Shrek 2 and the collection of revenues earned for the 2005 worldwide home video release of Shark Tale and theatrical release of Madagascar. Revenues collected for both 2006 and 2005 were partially offset by film production spending, contingent compensation and other operating uses. Cash used by operating activities for the year ended December 31, 2004 was $43.7 million and was primarily attributable to film production spending, contingent compensation and other operating uses. Under the terms of the DreamWorks Studios Distribution Agreement, we did not collect a significant portion of revenue from our 2004 releases (especially the home entertainment release of Shrek 2) until early 2005.

Cash used in investing activities for 2006, 2005, and 2004 was $3.5 million, $5.1 million, and $1.1 million, respectively, resulting primarily from the investment in equipment.

Cash used in financing activities in 2006 and 2005 was $2.5 million and $26.1 million, respectively. In 2006, cash used in financing activities consisted mainly of the $75.0 million repayment of the Universal Studios advance in connection with the termination of the Universal Agreements by DreamWorks Studios (the repayment of the $0.6 million of interest is reflected in operating activities) and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock. This use of cash in financing activities for 2006 was largely offset by cash provided by financing activities, consisting primarily of the $75.0 million signing bonus received from Paramount pursuant to terms of the Paramount Agreements. During 2005, the use of cash was primarily due to the loan repayment for the financing of one of our films and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock, as partially offset by proceeds from the exercise of stock options. Cash provided by financing activities for 2004 was $107.8 million and was primarily the result of the net proceeds from our initial public offering of $635.5 million less the repayment of debt totaling $456.3 million.

Our commitments prior to the DreamWorks Studios Distribution Agreement becoming effective were primarily for production funding, contingent compensation and residual payments, distribution and marketing costs and technology capital expenditures. Following the Separation, our primary commitments have been to fund production costs of our feature films, make contingent compensation and residual payments and fund technology capital expenditures. For 2007, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), make contingent compensation and residual payments (on films released to date) and fund technology capital expenditures will be approximately $250.0 million. In addition, we expect to repay in full in the fourth quarter of 2007 the $50.0 million of subordinated debt due to Home Box Office, Inc. (“HBO”). We also currently expect in 2007 that either we will remit to Paramount approximately $50 million to $75 million or that they will deduct such amount from receipts due to us in the ordinary course of business under the Paramount Distribution Agreement. This amount relates primarily to excess cash remitted to us by our distributor in periods ending on or before December 31, 2006 and which we have recorded as a liability within the receivable from Paramount as of December 31, 2006.

Contractual Obligations.    As of December 31, 2006, we had contractual commitments to make the following payments (in thousands):

	Payments Due by Year
Contractual Cash Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$5,393	$4,457	$4,564	$4,675	$4,787	$2,832	$26,708
Named executive officers’ employment agreements	3,472	3,407	2,025	—	—	—	8,904
Glendale animation campus note payable(1)	—	—	73,000	—	—	—	73,000
HBO subordinated debt(2)	50,000	—	—	—	—	—	50,000
Capital leases(3)	1,080	332	—	—	—	—	1,412

Total contractual cash obligations	$59,945	$8,196	$79,589	$4,675	$4,787	$2,832	$160,024

(1)

We operate an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, we renegotiated the lease through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to us for an initial term of five years, which was subsequently extended through October 2009. In accordance with the provisions of FIN 46, we have included the asset, debt and non-controlling interest on our combined balance sheet as of December 31, 2006 and 2005. In addition to the principal amount of $73 million that is due in October 2009, we are obligated to pay interest based primarily on 30-day commercial paper rates (5.32% at December 31, 2006). For further discussion, please see Note 6 to our audited consolidated financial statements.

(2)	In connection with the Separation, we assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which we repaid with proceeds from our initial public offering. In addition to the principal amount of $50 million due in November 2007, the Company is obligated to pay interest at the LIBOR rate plus 0.50% (5.86% at December 31, 2006).
(3)	Includes $0.1 million of total imputed interest.

As of December 31, 2006, we had non-cancelable talent commitments totaling approximately $13.9 million that are payable over the next five years.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of stock options and other equity awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported by our distributor, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. Revenue from the theatrical distribution of films is recognized at the later of (i) when films are exhibited in theaters or (ii) when theatrical revenues are reported to us by third parties, such as third party distributors. International results are generally reported by our distributor a month in arrears.

Revenue from the sale of home video units is recognized at the later of when product is made available for retail sale and when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. International results are generally reported by our distributor a month in arrears. In addition, we and our distributor provide for future returns of home video product at the time the products are sold. We and our distributor calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although we and our distributor allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar types of sales, information we receive from retailers and our assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process. Generally, customer payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home video product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

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

For periods prior to October 1, 2004 (the effective date of the DreamWorks Studios Distribution Agreement), we recognized revenue from our films net of reserves for returns, rebates and other incentives. Effective October 1, 2004, pursuant to our then-effective distribution and servicing arrangements and continuing with our new distributor, Paramount, we recognize revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. As of October 1, 2004, DreamWorks Studios began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date, regardless of whether the revenue was related to a film released prior to the effective date of the DreamWorks Studios Distribution Agreement and regardless of whether it had recouped the distribution and marketing expenses related to that film that it has incurred.

Because a third party is the principal distributor of our films, in accordance with the SOP, the amount of revenue that we recognize from our films in any given period beginning October 2004 is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. Although our distributor has agreed to provide us with the most current information available to enable us to recognize our share of revenue, management may make adjustments to that information based on its estimates and judgments. For example, management may make adjustments to revenue derived from home video units for estimates of return reserves, rebates and other incentives that may differ from those that the distributor recommends. The estimates of reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Management also reviews expense estimates made by our distributor and may make adjustments to these estimates that, in its judgment, are appropriate in order to ensure that net operating revenues are accurately reflected in the financial statements. In addition, as is typical in the movie industry, our distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on our operating results in later periods.

Costs of Revenue

Film Production Costs.    We capitalize film production costs in accordance with the provisions of the SOP. Direct film production costs include costs to develop and produce CG animated films, which primarily consist of salaries and fringe benefits (including stock compensation) for animators and voice talent, equipment and other direct operating costs. Production overhead, a component of film costs, includes allocable costs, including salaries and benefits (including stock compensation), of individuals or departments with exclusive or significant responsibility for the production of our films. In addition to the films being produced, we are also working on the development of several new film projects. Costs of these projects are capitalized as development film costs in accordance with the provisions of the SOP and are transferred to film production costs when a film is set for production. We evaluate each project in development and production on a quarterly basis to determine whether capitalized costs are in excess of our estimate of fair value. If they are in excess, then we write-off the excess cost and reflect these in costs of revenue. In addition, after three years, if the project is still in development and has not been set for production, it is written off and reflected in costs of revenue.

Amortization.    Once a film is released, the amount of film costs relating to that film, contingent compensation and residual costs, are amortized and included in costs of revenue in the proportion that Current Revenue bears to the estimated remaining Ultimate Revenue as of the beginning of the current fiscal period under the individual-film-forecast-computation method in accordance with the provision of the SOP. The amount of film costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from our distributor and our knowledge of the industry. Estimates of Ultimate Revenue and anticipated contingent compensation and residual costs are reviewed periodically and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis in accordance with the requirements of the SOP. If estimated remaining revenue is not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation.

In periods following October 1, 2004 (the effective date of the DreamWorks Studios Distribution Agreement), the amount of revenue that we recognize in the periods immediately following a film’s release has been substantially less than the amounts that we recognized in similar periods prior to October 1, 2004, due to the fact that, under our distribution and servicing arrangements, we recognize revenue net of our distributor’s 8.0% distribution fee and the distribution and marketing costs that our distributor has incurred. Consequently, although the total amount of production costs that are amortized for any particular film will be the same over the life of the film, the timing of the amortization has been different than that prior to the effectiveness of the DreamWorks Studios Distribution Agreement, since amortization is calculated based on the ratio of Current Revenue to Ultimate Revenue.

Stock-Based Compensation

In December 2004, the FASB issued FAS 123R which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expressed the views of the SEC staff about the application of FAS 123R. FAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FAS 123R was effective for annual reporting periods beginning on or after June 15, 2005.

We voluntarily elected to adopt FAS 123R as of January 1, 2005 (See Note 2 and 14 to the accompanying audited consolidated financial statements contained in Part II, Item 8 of this Form 10-K). FAS 123R offers alternative adoption methods. We elected to use the modified prospective transition method and have not restated prior periods. Under this method, we recognized compensation costs for equity awards to employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation cost for equity awards that were granted to employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that we used previously for financial statement pro forma disclosure purposes under the provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). For those equity awards to employees granted or settled after January 1, 2005, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of FAS 123R.

Prior to January 1, 2005, we followed the provisions of FAS 123 and provided the required pro forma disclosures and, as allowed under FAS 123, had been following the intrinsic value method set forth in APB 25 for stock option awards granted to employees at the Separation and the Company’s initial public offering. Accordingly, compensation expense for stock option awards was generally not recognized in the consolidated statements of operations, although prior to the Separation Date, we were allocated from DreamWorks Studios the redemption liability and associated compensation expense for stock appreciation rights granted by DreamWorks Studios to our employees. The following table reflects pro forma net income and net income per share for the year ended December 31, 2004 had we elected to adopt the fair-value based method for the stock option awards granted to our employees at the Separation and our initial public offering (in thousands, except per share data), as reported in the footnotes to our financial statements for that year. These pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock option awards are amortized to expense over the vesting periods, and additional stock option awards may be granted or cancelled in future years.

December 31, 2004
(in thousands)
Net income:
As reported	$333,000
Fair value based compensation cost for stock options granted to employees, net of taxes	(434)

Pro forma net income	$332,566

Basic net income per share:
As reported	$4.09
Pro forma	$4.08
Diluted net income per share:
As reported	$4.05
Proforma	$4.05

Upon adoption of FAS 123R, as discussed above, we are no longer using the intrinsic value method of accounting for awards of stock options and stock appreciation rights (which will be settled in stock) granted to Company employees and we are now recognizing compensation costs for stock option and stock appreciation right awards granted to our employees based on their grant-date fair value. The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. As permitted by and outlined in SAB 107, we apply the simplified method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. The use of the simplified method is permissible only through December 31, 2007, after which time we will be required to use another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under FAS 123 where forfeitures were recognized as incurred is not material and therefore the Company did not record an adjustment for a cumulative effect of this accounting change.

For equity awards of stock options to purchase and restricted shares of our common stock which contain certain performance-based measures, compensation costs are adjusted to reflect the estimated probability of vesting. For equity awards of stock appreciation rights to purchase and restricted shares of our common stock which contain a market-based condition (such as vesting based upon stock-price appreciation), we use a Monte-Carlo simulation option-pricing model to determine the award’s grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model as outlined above, however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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

Provision for Income Taxes

Prior to the Separation, DreamWorks Studios paid no federal income taxes as an entity because the operations of DreamWorks Studios were included in the taxable income of its individual members. The tax expense, through the Separation Date, principally represents foreign withholding taxes and state franchise taxes. Effective as of the Separation, we are subject to federal taxation as a corporation and required to file separate tax returns. We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to our stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. At the time of the Separation, the Tax Basis Increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years if we generate sufficient taxable income.

As a result of the Tax Basis Increase, we realized $39.3 million in tax benefits for 2005 and recognized net deferred tax assets of $47.6 million at December 31, 2005 which represented the tax benefit we expected to realize in future years. As discussed above, the Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, the Company recorded a liability to the stockholder’s affiliate of $73.8 million as of December 31, 2005, representing 85% of these recognized benefits.

In conjunction with the filing of our 2005 Federal and California state income tax returns, the actual benefit for 2005 relating to the Tax Basis Increase was finalized resulting in $38.0 million in tax benefits for 2005. We have also recognized $7.6 million in net tax benefits as of December 31, 2006 based on 2006 estimated taxable income and evaluating the amount of future tax benefits we believe will be realized from the Tax Basis Increase. As discussed above, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California Franchise tax and certain other related tax benefits. We also made a $32.4 million cash payment to the stockholder’s affiliate in 2006 related to tax benefits realized from the Tax Basis

Increase. Accordingly, we recorded a liability to the stockholder’s affiliate of $6.4 million as of December 31, 2006.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and to the extent to which, additional taxes and interest and penalties will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as the associated net interest and penalties.

In addition, we are subject to the examination of our tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Our federal income tax return for the period October 27, 2004 through December 31, 2004 is currently under examination by the IRS and our California state income tax returns for the period October 27, 2004 through December 31, 2004 and for the year ended December 31, 2005 are currently under examination by the California Franchise Tax Board. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us beginning in 2007 with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstatement amount which is material. Correcting prior year financial statements for immaterial misstatements would not require amending previously filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff’s previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 was effective for us beginning in 2006 and there were no adjustments to opening retained earnings resulting from the application of SAB 108.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used when we are required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 is effective for us beginning in 2008. We are currently evaluating the impact, if any, the adoption of FAS 157 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

Interest Rate Risk.    Prior to the Separation, we were exposed to the impact of interest rate changes as a result of our variable rate long-term debt and debt allocated to us by DreamWorks Studios. DreamWorks Studios used derivative instruments from time to time to manage the related risk. Because DreamWorks Studios allocated to us the income and expense associated with these derivative instruments, it resulted in short-term gains or losses. Following the Separation, we are no longer allocated interest expense or other income and expense associated with derivative instruments, although we did assume the interest rate swap and loan agreements associated with our production funding indebtedness, which were either repaid or terminated in June 2005. We continue to actively monitor fluctuations in interest rates. A hypothetical 1% change in the interest rates applicable to the financing associated with our Glendale animation campus and the HBO subordinated notes would approximately result in a $0.7 million and $0.6 million, respectively, increase or decrease in annual interest expense. We are not subject to significant interest rate risk on our other financing arrangements.

Foreign Currency Risk.    We are subject to market risks resulting from fluctuations in foreign currency exchange rates through our non-U.S. revenue sources and we incur certain distribution and production costs in foreign currencies. However, there is a natural hedge against foreign currency changes due to the fact that, while significant receipts for international territories may be foreign currency denominated, significant distribution expenses are similarly denominated, mitigating fluctuations to some extent depending on their relative magnitude. In addition, although we had incurred certain costs in the United Kingdom related to Aardman Animations, we do not currently incur or have any immediate plans to incur such costs in the future.

Credit Risk.    We are exposed to credit risk from our distributor and third parties, including customers, counterparties and distribution partners. These parties may default on their obligations to us, due to bankruptcy, lack of liquidity, operational failure or other reasons.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated balance sheets of DreamWorks Animation SKG, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DreamWorks Animation SKG, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The Company adopted SFAS No. 123(R) Share-Based Payment and began expensing share-based awards as of January 1, 2005. This matter is more fully described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that DreamWorks Animation SKG, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DreamWorks Animation SKG, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that DreamWorks Animation SKG, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, DreamWorks Animation SKG, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DreamWorks Animation SKG, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 26, 2007

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands) (except par value and share amounts)
Assets
Cash and cash equivalents	$506,304	$403,796
Trade accounts receivable, net of allowance for doubtful accounts	1,208	10,186
Receivable from affiliate, net of allowance for doubtful accounts	—	97,991
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	122,403	—
Receivables from employees	862	1,082
Film costs, net	502,440	535,886
Property, plant, and equipment, net of accumulated depreciation and amortization	83,416	85,293
Deferred costs, net of amortization of $2,957 and $2,173, respectively	2,221	3,005
Income taxes receivable	—	35,851
Deferred taxes, net	3,590	80,175
Goodwill	34,216	34,216
Prepaid expenses and other assets	23,809	25,695

Total assets	$1,280,469	$1,313,176

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$5,021	$7,201
Payable to affiliate	—	2,667
Payable to stockholder	6,436	73,789
Accrued liabilities	52,516	55,014
Income taxes payable	3,173	—
Other advances and unearned revenue	57,164	30,863
Obligations under capital leases	1,335	2,264
Universal Studios advance	—	75,000
Bank borrowings and other debt	118,615	117,267

Total liabilities	244,260	364,065
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 88,205,082 and 52,556,483 shares issued, as of December 31, 2006 and 2005, respectively	882	526
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 15,677,462 and 50,842,414 shares issued and outstanding, as of December 31, 2006 and 2005, respectively	157	508
Class C common stock, par value $.01 per share, one share authorized and issued and outstanding	—	—
Additional paid-in capital	757,509	683,857
Retained earnings	286,525	269,905
Less: Class A Treasury common stock, at cost, 391,139 and 256,805 shares, as of December 31, 2006 and 2005, respectively	(11,805)	(8,626)

Total stockholders’ equity	1,033,268	946,170

Total liabilities and stockholders’ equity	$1,280,469	$1,313,176

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands) (except per share amounts)
Operating revenue	$394,842	$462,316	$1,078,160
Costs of revenue	317,130	270,989	566,209

Gross profit	77,712	191,327	511,951
Selling, general and administrative expenses	78,830	76,452	73,196

Operating income (loss)	(1,118)	114,875	438,755
Interest income (expense), net	24,329	7,850	(15,814)
Other income, net	5,926	4,065	385
Decrease (increase) in income tax benefit payable to stockholder	35,090	(14,713)	—

Income before income taxes	64,227	112,077	423,326
Provision for income taxes	(49,102)	(7,492)	(90,326)

Net income	$15,125	$104,585	$333,000

Basic net income per share	$0.15	$1.01	$4.09

Diluted net income per share	$0.15	$1.01	$4.05

Shares used in computing net income per share
Basic	103,309	103,107	81,432
Diluted	103,612	104,062	82,151

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands except share amounts)

	Owners’ Equity (Deficiency)	Common Stock		Deferred Compensation	Additional Paid-in Capital	Retained Earnings	Class A Treasury Common Stock		Stockholders’ Equity (Deficiency)
		Shares	Amount				Shares	Amount
Balance at December 31, 2003	$(12,444)	—	$—	$—	$—	$—	—	$—	$(12,444)
Net transfers to DreamWorks Studios	(141,032)	—	—	—	—	—	—	—	(141,032)
Conversion from a division of DreamWorks Studios to a corporation	(767)	76,670,136	767	—	—	—	—	—	—
Contribution of net liabilities from DreamWorks Studios upon Separation	18,507	—	—	—	(18,507)	—	—	—	—
Issuance of shares to purchase PDI minority interest	—	276,924	3	—	7,751	—	—	—	7,754
Net tax benefits realized from transaction with a stockholder	—	—	—	—	12,468	—	—	—	12,468
Issuance of equity awards to Dream Works Studios employees	(31,944)	51,100	—	—	—	—	—	—	(31,944)
Issuance of common stock pursuant to initial public offering, net	—	25,000,000	250	—	635,275	—	—	—	635,525
Issuance of common stock to employees and advisors	—	703,785	7	—	19,986	—	—	—	19,993
Restricted shares granted to employees	—	—	—	(33,174)	33,174	—	—	—	—
Amortization of restricted shares granted to employees	—	—	—	1,003	—	—	—	—	1,003
Issuance of shares for stock option exercises and vesting of restricted shares	—	248,086	2	—	3,051	—	—	—	3,053
Purchase of treasury shares	—	—	—	—	—	—	11,536	(431)	(431)
Net income	167,680	—	—	—	—	165,320	—	—	333,000

Balance at December 31, 2004	—	102,950,031	1,029	(32,171)	693,198	165,320	11,536	(431)	826,945
Reversal of deferred compensation costs in accordance with the adoption of FAS 123R	—	—	—	32,171	(32,171)	—	—	—	—
Net tax benefits realized from transaction with a stockholder	—	—	—	—	(1,048)	—	—	—	(1,048)
Issuance of shares for stock option exercises and vesting of restricted shares	—	448,867	5	—	3,445	—	—	—	3,450
Excess tax benefits from employee equity awards	—	—	—	—	2,412	—	—	—	2,412
Issuance of employee equity awards	—	—	—	—	18,021	—	—	—	18,021
Purchase of treasury shares	—	—	—	—	—	—	245,269	(8,195)	(8,195)
Net income	—	—	—	—	—	104,585	—	—	104,585

Balance at December 31, 2005	—	103,398,898	1,034	—	683,857	269,905	256,805	(8,626)	946,170
Contribution from controlling stockholders’, net of $26.3 million tax charge	—	—	—	—	48,750	—	—	—	48,750
Dividend to non-controlling minority interest	—	—	—	—	(240)	—	—	—	(240)
Equity awards previously issued to DreamWorks Studios employees who transferred to DreamWorks Animation	—	—	—	—	(1,495)	1,495	—	—	—
Issuance of shares for stock option exercises and vesting of restricted shares	—	483,647	5	—	887	—	—	—	892
Excess tax expense from employee equity awards	—	—	—	—	(323)	—	—	—	(323)
Issuance of employee equity awards	—	—	—	—	26,073	—	—	—	26,073
Purchase of treasury shares	—	—	—	—	—	—	134,334	(3,179)	(3,179)
Net income	—	—	—	—	—	15,125	—	—	15,125

Balance at December 31, 2006	$—	103,882,545	$1,039	$—	$757,509	$286,525	391,139	($11,805)	$1,033,268

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2006	2005	2004
	(in thousands)
Operating activities
Net income	$15,125	$104,585	$333,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and write off of film costs	311,410	262,691	312,694
Stock compensation expense	24,031	17,732	21,533
Depreciation and amortization	7,532	7,789	6,664
Revenue earned against advances and unearned revenue	(47,921)	(39,266)	(51,423)
Deferred taxes, net	76,585	12,120	(93,343)
Change in operating assets and liabilities:
Trade accounts receivable	8,978	4,497	117,646
Receivables from employees	220	552	846
Receivable from/Payable to Distributor for Distribution and Services Agreements	(27,079)	289,457	(384,230)
Film costs	(281,924)	(278,362)	(405,157)
Prepaid expenses and other assets	1,886	(13,814)	(11,714)
Payable to stockholder	(67,353)	3,146	70,643
Accounts payable and accrued expenses	(4,920)	(7,736)	5,516
Income taxes receivable/payable, net	11,767	(29,441)	(6,569)
Advances and unearned revenue	80,224	37,904	40,242

Net cash provided by (used in) operating activities	108,561	371,854	(43,652)

Investing activities
Purchases of property, plant, and equipment	(3,523)	(5,114)	(1,084)
Purchase of short-term investments	—	(21,800)	—
Sale of short-term investments	—	21,800	—

Net cash used in investing activities	(3,523)	(5,114)	(1,084)

Financing Activities
Net transfers to DreamWorks Studios	—	—	(230,009)
Increase in debt allocated from DreamWorks Studios	—	—	29,712
Payments on subordinated note	—	—	(30,000)
Proceeds from initial public offering	—	—	635,525
Bank borrowings and other debt	—	4,597	16,622
Payments on bank borrowings and allocated debt	—	(27,772)	(426,378)
Payments on capital leases	(929)	(729)	(739)
Deferred debt costs	—	—	(2,700)
Receipts from exercise of stock options	892	3,450	3,053
Excess tax benefits from employee equity awards	686	2,571	—
Purchase of treasury stock	(3,179)	(8,195)	(431)
Universal Studios advance and HBO debt	—	—	113,174
Paramount signing bonus deemed a contribution from controlling stockholders	75,000	—	—
Repayment of Universal Studios advance	(75,000)	—	—

Net cash provided by (used in) financing activities	(2,530)	(26,078)	107,829

Increase in cash and cash equivalents	102,508	340,662	63,093
Cash and cash equivalents at beginning of period	403,796	63,134	41

Cash and cash equivalents at end of period	$506,304	$403,796	$63,134

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. DreamWorks Animation has been developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios” or “DW LLC”) since its formation in 1994. On October 27, 2004 (“Separation Date”), the Company was spun off from DreamWorks Studios. As a result of the separation from DreamWorks Studios (the “Separation”), the assets and liabilities that comprised the animation business of DreamWorks Studios were transferred to DreamWorks Animation SKG, Inc., the entity through which the Company now conducts its business (see Note 2 and 9). In connection with the Separation, DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”) and, as a result, PDI became a wholly owned subsidiary of the Company and PDI LLC became a wholly owned subsidiary of PDI (see Note 2). Immediately after the Separation, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004.

For the period beginning October 1, 2004 through January 31, 2006, the Company was party to a distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”) (see Note 2 and 9). On January 31, 2006, DreamWorks Studios was acquired (the “Acquisition”) by Viacom Inc. and certain of its affiliates (collectively, “Viacom”). As result of the Acquisition, the Company terminated the DreamWorks Studios Distribution Agreement, and concurrently entered into a distribution agreement and a fulfillment services agreement (the “Paramount Agreements”) with Paramount Pictures Corporation, a subsidiary of Viacom, and its affiliates (including DreamWorks Studios) (collectively, “Paramount”), which became effective upon the closing of the Acquisition (see Note 10). At the time of the Separation and through the Acquisition, DreamWorks Studios and DreamWorks Animation were effectively under common ownership and control.

In addition, in connection with the Separation, certain members of DreamWorks Studios formed DWA Escrow LLLP, a Delaware limited liability limited partnership (“Holdco”). Pursuant to the Formation Agreement, dated as of October 27, 2004 (the “Formation Agreement”), such members of DreamWorks Studios agreed to contribute a portion of our common stock they received in the Separation from DreamWorks Studios to Holdco in exchange for partnership interests in Holdco. Holdco’s initial partners were M&J K Dream Limited Partnership (“M&J K Dream”), M&J K B Limited Partnership (“M&J K B”), DG-DW, L.P. (“DG-DW”), DW Investment II, Inc. (“DWI II”), DW Lips, L.P. (“DW Lips”), Lee Entertainment L.L.C. (“Lee Entertainment”) and Vivendi Universal Entertainment LLLP (“VUE”). M&J K Dream, M&J K B, DG-DW, DWI II, DW Lips and Lee are herein collectively referred to as the “Holdco Partners.” On January 31, 2006, in connection with the closing of Viacom’s acquisition of DreamWorks Studios, (i) VUE withdrew as a limited partner of Holdco and its limited partnership interest was liquidated and (ii) Viacom and certain of its affiliates entered into a Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement (the “Subscription Agreement”) with the Company, Holdco, DreamWorks Studios and each of the Holdco Partners. Under the Subscription Agreement, Viacom (i) purchased a limited partnership interest in Holdco, (ii) became a party to the Limited Liability Limited Partnership Agreement of Holdco, dated as of October 27, 2004 (the “Holdco Agreement”), and (iii) received such rights as previously held by VUE under the Formation Agreement, Holdco Agreement and the Registration Rights Agreement dated as of October 27, 2004 among the Company, the Holdco Partners and other parties thereto (the “Registration Rights Agreement”). In addition, pursuant to the Subscription Agreement, DW LLC, Viacom and certain of its affiliates agreed to be bound by certain provisions contained in the Formation Agreement that restrict the ability of DW LLC, Viacom and each of the Holdco Partners to dispose of, and to purchase, any shares of the Company’s Class A, Class B or Class C common stock.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2006, DWI II, an affiliate of Paul Allen, exercised its right to trigger a secondary public offering of the Company’s Class A common stock through the exercise by Holdco of certain demand registration rights granted to Holdco at the time of the Separation. On November 20, 2006, approximately 11.6 million shares of the Company’s Class A common stock were sold in a secondary public offering. The Company did not receive any proceeds from this secondary offering nor did the number of shares outstanding change. Please see Note 14 for further discussion of this secondary public offering.

2. Summary of Significant Accounting Policies

The accounting for motion picture films is governed by Statement of Position 00-2, “Accounting by Producers or Distributors of Films”, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the “SOP”). In accordance with the SOP, the Company presents an unclassified balance sheet.

Principles of Consolidation

The consolidated financial statements of DreamWorks Animation present the stand-alone financial position, results of operations, and cash flows of the animation businesses and activities of DreamWorks Studios and its consolidated subsidiaries on a combined basis up through the Separation Date, and the consolidated financial position, results of operations and cash flows of DreamWorks Animation SKG, Inc. thereafter. The consolidated financial statements of the Company prior to the Separation Date reflect all adjustments, including allocations of costs incurred by DreamWorks Studios, necessary for a fair presentation of the operations of the Company. After the Separation Date, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made in the 2004 and 2005 financial statement footnotes to conform with the 2006 presentation.

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

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents consist of cash on deposit and high-quality money market investments, principally commercial paper and commercial paper mutual funds, with maturities of three months or less when purchased.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in liquid investments with high-quality financial institutions. For the years ended December 31, 2006 and 2005, and for the period from the Separation Date through December 31, 2004, the Company recorded interest income of $25.2 million, $12.1 million and $0.4 million, respectively, from these investments.

Effective as of the Separation Date and pursuant to our distribution and servicing arrangements, significant accounts receivable may be due from our distributor from time to time. As of December 31, 2006, $122.4 million was due from our current distributor, Paramount (see Note 10). As of December 31, 2005, $98.0 million was due from DreamWorks Studios, the Company’s then-current distributor (see Note 9). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. The Company and its distributor perform ongoing credit evaluations of their customers and generally do not require collateral.

Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, accounts payable, advances and bank borrowings and other debt approximates carrying value due to the short-term maturity of such instruments and floating interest rates.

The fair value of interest rate swap and foreign exchange agreements is the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest or exchange rates and the current creditworthiness of the counterparties. DreamWorks Studios entered into interest rate swap agreements to serve as a hedge against interest rate fluctuations associated with the Company’s payment obligations under its real estate lease agreement (see Note 6). Accordingly, prior to the Separation Date, DreamWorks Studios had attributed interest rate swap agreements with a notional amount of $73.0 million to the Company. These interest rate swap agreements did not qualify for special hedge accounting and, as a result, changes in the fair value of such interest rate swap agreements have been reflected in Other Income, net in the consolidated statements of operations. Upon the Separation, such interest rate swap agreements were retained by DreamWorks Studios. The impact of including these agreements in the prior periods was to increase net income and owner’s equity by $1.3 million for the period from January 1, 2004 through the Separation Date.

DreamWorks Animation entered into loan agreements with two banks for financing of the production of a film (see Note 6). In connection with these agreements, the Company entered into foreign currency exchange transactions to limit the Company’s foreign exchange rate and interest rate exposure associated with its purchase of British Pounds to finance the film. These agreements did not qualify for special hedge accounting and, as a result, the fair value of such foreign currency exchange transactions, which represented an unrealized gain of $2.6 million at December 31, 2004, has been included in Other Income, net in the consolidated statements of operations. On June 15, 2005, the loan agreements were repaid in full. The Company recorded a loss of approximately $1.0 million in Other Income, net, which represented the change in fair value of the foreign currency exchange transactions for the year ended December 31, 2005.

The accompanying consolidated financial statements also reflect the allocations of DreamWorks Studios’ indebtedness and the effects of DreamWorks Studios’ interest rate swap agreements prior to the Separation Date as described in Note 6.

Film costs

The Company capitalizes direct film production costs in accordance with the SOP. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

responsibility for the production of films. Substantially all of the Company’s resources are dedicated to the production of its films. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production is capitalized into film costs until production is completed. In addition to films being produced, the Company capitalizes into film costs for projects in development in accordance with the SOP. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs are generally expensed.

Revenue

The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. Revenue from the theatrical distribution of films is recognized at the later of (i) when films are exhibited in theatres or (ii) when theatrical revenues are reported to us by third parties, such as third party distributors. International results are generally reported by our distributor a month in arrears.

Revenue from the sale of home video units is recognized at the later of when product is made available for retail sale and when video sales to customers are reported by third parties, such as fulfillment service providers or distributors. International results are generally reported by our distributor a month in arrears. The Company’s distributor and the Company provide for future returns of home entertainment product at the time the products are sold. Management calculates an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company’s product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although the Company’s distributor and the Company allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, because other factors, such as historical experience with similar types of sales, information received from retailers and management’s assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process. Generally, customer payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve. Revenue associated with the licensing of home entertainment product under revenue-sharing agreements is recorded as earned under the terms of the underlying agreements.

Revenue from both free and pay television licensing agreements is recognized at the later of the time the production is made available for exhibition in those markets or it is reported by the Company’s distributor.

Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licensees or cash is received.

Long-term non-interest-bearing receivables arising from television licensing agreements are discounted to present value in amounts due from our distributor in accordance with Accounting Principles Board (“APB”) Opinion No. 21 “Interest on Receivables and Payables.”

For periods prior to October 1, 2004 (the effective date of the DreamWorks Studios Distribution Agreement), the Company, as a division of DreamWorks Studios, recognized revenue from films net of reserves

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for returns, rebates and other incentives. Effective October 1, 2004 pursuant to the then effective DreamWorks Studios Distribution Agreement and continuing with the Paramount Agreements, the Company recognizes revenues net of reserves for returns, rebates and other incentives after its distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction of any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to the Company’s films on a title by title basis. As of October 1, 2004, DreamWorks Studios began retaining its 8.0% fee for all revenue recognized by it subsequent to the effective date of the DreamWorks Distribution Agreement, regardless of whether the revenue related to a film released prior to the effective date of the DreamWorks Studios Distribution Agreement and regardless of whether it had recouped the distribution and marketing expenses related to that film that it had incurred.

Because a third party has served as principal distributor of the Company’s films since October 1, 2004, in accordance with the SOP, the amount of revenue that the Company recognizes from films in any given period following October 1, 2004, depends on the timing, accuracy and sufficiency of the information received from the Company’s distributor. Although the Company’s distributors have agreed to provide the Company with the most current information available to enable the Company to recognize its share of revenue, management may make adjustments to that information based on its estimates and judgments. For example, management may make adjustments to revenue derived from home video units for estimates of return reserves, rebates and other incentives that may differ from those that the distributor recommends. The estimates of reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Company management also reviews expense estimates made by its distributor and may make adjustments to these estimates that, in its judgment, are appropriate in order to ensure that net operating revenues are accurately reflected in the financial statements. In addition, as is typical in the motion picture industry, the Company’s distributor and its sub-distributors may also make subsequent adjustments to the information that they provide and these adjustments could have a material impact on the Company’s operating results in later periods.

Costs

Film costs are amortized and contingent compensation and residuals are accrued on an individual film basis in the proportion that current revenues bear to total remaining estimated lifetime revenues at the beginning of the current fiscal period as required by the SOP.

Prior to October 1, 2004 (the effective date of the DreamWorks Studios Distribution Agreement), distribution and marketing costs, including advertising and marketing, were expensed as incurred. Theatrical print costs were expensed upon release of the film. Home entertainment manufacturing costs were charged to costs of revenue at the time home entertainment revenues were recognized. During the year ended December 31, 2004, the Company included $228.5 million of distribution and marketing costs in costs of revenue.

Following October 1, 2004, the Company generally no longer incurs distribution and fulfillment services fees in the markets covered by its distribution and servicing arrangements, including distribution and marketing costs, print costs, and home entertainment manufacturing costs because, under the terms of its distribution and servicing arrangements, the Company’s distributor recovers these costs from the gross revenues earned. Direct costs for sales commissions to third parties for the licensing and merchandising of film characters is recorded in costs of revenue and is expensed when incurred.

Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which revised

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAS No. 123, “Accounting for Stock- Based Compensation” (“FAS 123”) and superseded APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under APB 25. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment”, which expressed the views of the SEC staff about the application of FAS 123R. The Company elected to adopt FAS 123R as of January 1, 2005. FAS 123R offers alternative adoption methods. The Company elected to use the modified prospective transition method and has not restated prior periods. Under this method, the Company has recognized compensation costs for equity awards to employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation cost for equity awards that were granted to employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that were used previously for financial statement pro forma disclosure purposes under the provisions of FAS 123. For those equity awards to employees granted or settled after January 1, 2005, compensation cost is measured and recognized in the financial statements in accordance with the provisions of FAS 123R (see Note 14).

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as shown below:

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

In addition, in accordance with FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”) as later revised by Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003),” the Company consolidates the special-purpose entity that acquired its Glendale animation campus in March 2002 (see Note 6) because the Company is subject to a majority of the risk of loss from this special-purpose entity’s activities. Accordingly, $65.5 million of property, plant and equipment, net of $7.5 million of accumulated depreciation, which represents the lower of the cost or fair value of the Glendale animation campus, and $70.1 million of debt and a $2.9 million non-controlling minority interest, respectively, are included in the accompanying consolidated balance sheets as of December 31, 2006 and 2005. Depreciation expense associated with the Glendale animation campus is recorded in accordance with the depreciation policies outlined above and financing costs associated with the special-purpose entity are recorded as interest expense.

Provision for Income Taxes

Prior to the Separation, DreamWorks Studios paid no Federal income taxes as an entity because the operations of DreamWorks Studios were included in the taxable income of its individual members. The tax expense, through the Separation Date, principally represents foreign withholding taxes and state franchise taxes. Effective as of the Separation, the Company is subject to Federal taxation as a corporation and is required to file separate tax returns. The Company accounts for income taxes pursuant to FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates or change in tax status is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future to the extent the Company generates sufficient future taxable income. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109” (“EITF 94-10”), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Realized tax benefits created by such transactions with shareholders in subsequent periods should be included in a company’s income statement.

Significant judgment is required in evaluating the Company’s tax positions and determining the Company’s provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and to the extent to which, additional taxes and interest and penalties will be due. These reserves are established when, despite management’s belief that the Company’s tax return positions are fully supportable, it believes certain positions are likely to be challenged and may not be sustained on review by tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as the associated net interest and penalties.

Impairment of Long-Lived Assets

In accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company has not identified any such impairment indicators or recorded any impairment losses.

Goodwill

In connection with the Separation, DreamWorks Studios contributed to the Company its interests in PDI and its subsidiary, PDI LLC. Prior to the contribution, PDI was an approximately 90%-owned subsidiary of DreamWorks Studios. PDI’s sole asset was its 60% ownership interest in PDI LLC. The remaining 40% interest in PDI LLC was owned directly by DreamWorks Studios. As part of the contribution, DreamWorks Studios contributed its 40% interest in PDI LLC to the Company in exchange for shares of Class A common stock of the Company. Both DreamWorks Studios and the minority stockholders of PDI received shares of the Company’s Class A common stock in exchange for their PDI interests and, as a result, PDI became a wholly owned subsidiary of the Company and PDI LLC became a wholly owned subsidiary of PDI. The acquisition of the approximately 10% minority interest in PDI was accounted for as a purchase of minority interest.

The Company has goodwill of approximately $36.9 million as of December 31, 2006 and 2005, less accumulated amortization of $2.7 million, related to DreamWorks Studios’ initial acquisition of a majority interest in PDI and the subsequent acquisition of the remaining minority interest in 2004. In 2006 and 2005, the Company performed its annual assessment of goodwill and determined that there was no impairment.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Costs

Costs associated with negotiating the Company’s Glendale campus facility borrowings and revolving credit facility, which consist principally of legal costs and bank fees, are deferred and amortized to interest expense using the straight-line method over the lives of the arrangements, which approximates the effective interest method.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2006, 2005 and 2004, respectively the Company had no items that were classified as other comprehensive income.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning in 2007 with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstatement amount which is material. Correcting prior year financial statements for immaterial misstatements would not require amending previous filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff’s previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 was effective for the Company beginning in 2006 and there were no adjustments to opening retained earnings resulting from the application of SAB 108.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 is effective for the Company beginning in 2008. The Company is currently evaluating the impact the adoption of FAS 157 will have, if any, on its consolidated financial statements.

3. Supplemental Cash Flow Information

Cash refunded for taxes for the year ended December 31, 2006 was $39.9 million (net of $1.0 million of state and foreign taxes paid) and cash paid for taxes for the years ended December 31, 2005 and 2004 was $28.2 million and $107.3 million, respectively. Interest payments, net of amounts capitalized, for the years ended

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004 were $0.3 million, $5.4 million and $11.2 million, respectively. Payments for interest and income taxes prior to the Separation were paid by DreamWorks Studios on behalf of the Company and do not necessarily reflect what the Company would have paid had it been a stand-alone company during such periods. In addition, in connection with the termination of the DreamWorks Studios Distribution Agreement and the effectiveness of the Paramount Agreements, the net receivable of $102.5 million due from DreamWorks Studios was transferred to Paramount on January 31, 2006 (see Note 9).

As part of the Separation, the Company acquired the remaining approximate 10% minority interest in PDI valued at $7.8 million, in exchange for the Company’s common stock.

Contributions of net liabilities from DreamWorks Studios to the Company at the Separation were composed predominantly of the following transactions (in thousands).

Liabilities contributed:
Subordinated note, net of discount	$75,674
Debt related to acquisition of film library	101,378
Revolving credit facility	325,000
Less:
Reduction in allocated debt from DreamWorks Studios	(448,091)
Reduction in advance from Universal Studios	(11,931)
Retention of interest rate swap agreements by DreamWorks Studios	(24,212)
Other, net	689

Contribution of net liabilities	$18,507

4. Film Costs

The following is an analysis of film costs (in thousands):

	December 31,
	2006	2005
In development	$33,623	$60,771
In production:
Animated feature films	247,298	263,367
Television special	7,855	—
In release, net of amortization	213,664	211,748

Total film costs	$502,440	$535,886

The Company anticipates that approximately 82% of “in release” film costs as of December 31, 2006 will be amortized over the next three years. The Company further anticipates that 43% of “in release” film costs will be amortized during 2007. Each period in the ordinary course of business, the Company reassesses its estimates of Ultimate Revenues. In 2006, the Company changed its estimate of Ultimate Revenues primarily for Madagascar and to a lesser extent certain of its other films. This change in estimate had a significant impact on the timing of film amortization in 2006, and will continue to have an impact in future periods. The effect on the year ended December 31, 2006 from this change in estimate was to increase net income by approximately $15.9 million (net of a $10.1 million tax impact) or $0.15 per basic and diluted per share.

The Company estimates that in 2007, it will pay approximately $15.6 million of its $24.0 million contingent compensation and residual costs accrued as of December 31, 2006 (see Note 13).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2006	2005(1)
Leasehold and building improvements	$34,745	$32,901
Furniture and equipment	9,609	9,332
Computer hardware and software	6,176	4,850
Equipment acquired under capital leases	6,982	6,982
Land and buildings	73,000	73,000

Total property, plant and equipment	130,512	127,065
Accumulated depreciation and amortization	(47,096)	(41,772)

Property, plant and equipment, net	$83,416	$85,293

(1)	Certain amounts previously classified as computer hardware and software have been reclassified to leasehold and building improvements to conform to current year presentation.

For the years ended December 31, 2006, 2005, and 2004 the Company recorded depreciation and amortization expense (other than film amortization) of $5.3 million, $5.9 million, and $5.8 million, respectively in selling, general and administrative expenses. Accumulated depreciation and amortization includes depreciation of assets acquired under capital leases.

6. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements which were outstanding at December 31, 2006 and 2005 (in thousands) (additional detail for each item follows the table):

	Balance Outstanding at December 31,		Maturity Date	Interest Rate as of December 31, 2006		Interest Cost
						For the Year Ended December 31,
	2006	2005				2006		2005		2004
Animation Campus Financing(1)	$73,000	$73,000	October 2009	5.32%		$4,506		$3,338		$2,528
Universal Studios Advance	$—	$75,000	N/A	N/A		$557		$6,562		$5,506
Revolving Credit Facility	$—	$—	October 2009	0.75	%(2)	$1,532	(2)	$1,532	(2)	$240	(2)
HBO Subordinated Notes(3)	$50,000	$50,000	November 2007	5.86%		$4,183		$3,160		$503

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)

The subordinated notes are recorded net of a discount of $1.4 million and $2.8 million as of December 31, 2006 and 2005, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement.

As of December 31, 2006 the Company was in compliance in all material respects with all applicable debt covenants.

Animation Campus Financing.    In May 1996, DreamWorks Animation entered into an agreement with a financial institution for the construction of an animation campus in Glendale, California, and the subsequent lease of the facility upon its completion in early 1998. The lease on the property, which was acquired and financed by the financial institution for $76.5 million, qualified as an operating lease for the Company. In March 2002, the Company renegotiated the lease through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million and the special-purpose entity leased the facility to the Company for an initial term of five years, which was subsequently extended through October 2009. This transaction was structured to qualify as an operating lease and obligated the Company to provide a residual value guarantee of approximately $61 million. The entire amount of the obligation, $73.0 million at December 31, 2006, is due and is payable in October 2009 and bears interest primarily at 30-day commercial paper rates. The obligation is fully collateralized by the underlying real property. In connection with the adoption of FIN 46, the special-purpose entity has been consolidated by the Company (see Note 2).

Universal Studios Advance.    In prior years, DreamWorks Studios entered into several agreements with Universal Studios Inc. (“Universal”) and its affiliates pursuant to which Universal provided DreamWorks Studios with international theatrical distribution and international and domestic home video fulfillment services. In accordance with these agreements, DreamWorks Studios received advances against amounts due to DreamWorks Studios based on the projected net receipts, as defined, of pictures in release and pictures in production or pre-production. In October 2003, DreamWorks Studios entered into a new amended and restated agreement with Universal (the “2003 Universal Agreement”). Pursuant to the 2003 Universal Agreement, Universal agreed to pay to DreamWorks Studios an additional advance of $75 million (the “2003 Advance”), of which $37.5 million was received in December 2003 and $37.5 million was received in March 2004. The entire 2003 Advance was based on projected net receipts, as defined, of the Company’s animated features released subsequent to December 31, 2002. As a result, 100% of the 2003 Advance was allocated to the Company. The 2003 Advance, plus interest, totaling approximately $75.6 million was paid in full in January 2006 in connection with the termination of the DreamWorks Studios Distribution Agreement (see Note 9).

Upon the termination of the DreamWorks Studios Distribution Agreement, the Company would have remained subject to the terms of the DreamWorks Studios’ 2003 Universal Agreement, including the obligation to pay distribution fees and to pay distribution expenses as they are incurred, unless and until (i) DreamWorks Studios had repaid all amounts it owed to Universal Studios, including in respect of investments and advances which aggregated $175 million as of December 31, 2004, (ii) the Company had repaid all amounts owed to Universal Studios, and (iii) Universal Studios had received an aggregate of $75 million of net proceeds from the sale of shares of the Company’s common stock. All three conditions were satisfied as of January 31, 2006 and the Company is no longer subject to the 2003 Universal Agreement.

As of December 31, 2005, the 2003 Advance is included in Universal Studios advance in the accompanying consolidated balance sheets. Prior to its repayment on January 31, 2006, the 2003 Advance bore interest at a rate of 8.75% per annum.

Revolving Credit Facility.    In connection with the Separation, the Company entered into a five-year $200 million revolving credit facility with a number of banks. As of December 31, 2006 and 2005, there were no

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding borrowings on the credit facility. The credit facility is secured by substantially all of the Company’s assets. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum. In addition, the Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.50% on any date when more then $100 million is outstanding under the credit facility and 0.75% on any other date. The credit agreement requires the Company to maintain certain cash flow and leverage ratios. The credit agreement also prohibits the Company generally from taking certain actions, such as granting liens, paying dividends and engaging in transactions with affiliates (all subject to specified exceptions).

HBO Subordinated Notes.    In connection with the Separation, the Company assumed $80 million of subordinated notes issued by DreamWorks Studios in December 2000 to Home Box Office, Inc. (“HBO”) pursuant to a subordinated loan agreement, $30 million of which was repaid with the proceeds from the Company’s initial public offering. The subordinated notes bear interest in amount equal to the LIBOR rate plus 0.50% per annum and are due in November 2007. The subordinated notes are secured by a lien in favor of HBO that is junior to the security interest in certain exhibition rights related to DreamWorks Studios films. Despite the fact that the DreamWorks Studios Distribution Agreement was terminated in January 2006, the Company remains obligated to continue to license its films to HBO under the terms of DreamWorks Studios’ license agreement with HBO. The terms of the notes require the Company to maintain a specified leverage ratio. The notes also prohibit the Company from taking certain actions, similar to the restrictions contained in the Company’s revolving credit facility.

Additional Financing Information

Debt Allocated by DreamWorks Studios.    Prior to the Separation, DreamWorks Studios historically allocated its debt and related interest to the Company based on the proportion of the Company’s capital invested in films in production as a percentage of total capital invested by DreamWorks Studios in all films in production. For the year ended December 31, 2004, interest allocated to the Company amounted to $15.2 million. Of this amount, interest capitalized to Film Costs in accordance with FAS No. 34 “Capitalization of Interest Cost,” totaled $7.1 million for the year ended December 31, 2004.

In addition, DreamWorks Studios utilized interest rate swap agreements to hedge the interest rate sensitivity of its indebtedness. These agreements did not qualify for special hedge accounting and, as a result, changes in the fair value of such agreements were charged to operations. The impact of these agreements was historically allocated to the Company in a manner similar to the allocation of debt. Accordingly, the net change in the fair value of these contracts has been charged to Other Income, net. For the year ended December 31, 2004, the Company recorded other income of $7.0 million related to the allocated changes in the fair value of these instruments. Upon the Separation, DreamWorks Studios retained all of these interest rate swap agreements and, accordingly, changes in market value were recorded by the Company only through the Separation Date.

Production Financing.    In connection with the acquisition of an animated film in 2003, DreamWorks Studios entered into loan agreements for the financing of the production costs. On June 15, 2005, the loans were repaid in full. The Company recorded interest expense associated with the loan agreements of $0.8 million and $0.7 million for the years ended December 31, 2005, and 2004, respectively. In addition, the Company entered into certain foreign exchange transactions intended to hedge the fluctuations of foreign currency payments related to the acquisition of this film. These transactions did not qualify for special hedge accounting and, accordingly, changes in the fair value of these agreements were recorded as Other Income, net in the accompanying consolidated statements of operations. The foreign exchange transactions were terminated in June 2005 in connection with the repayment of the loan agreements and the Company recorded in Other Income, net a loss of $1.0 million for the change in the fair value of the agreements.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Capitalized to Film Costs.    The Company capitalizes interest on its film productions. Interest capitalized to film costs during the years ended December 31, 2006, 2005 and 2004 totaled $9.4 million, $9.6 million, and $7.1 million, respectively.

7. Other Advances and Unearned Revenue

The following is a summary of other advances and unearned revenue included in the consolidated balance sheets as of December 31, 2006 and 2005 and the related amounts earned and recorded either as revenue in the consolidated statement of operations or capitalized as an offset to film costs for the years ended December 31, 2006, 2005 and 2004 (in thousands):

			Amounts Earned Against Other Advances and Unearned Revenue
	Balance at December 31,		For the Year Ended December 31,
	2006	2005	2006	2005	2004
HBO Advance	$1,178	$2,356	$25,566	$27,844	$6,466
Strategic Alliance/Development Advances(1)	5,056	4,725	11,669	9,497	2,778
Deferred Revenue	27,604	1,053	3,811	3,811	33,693
Licensing Advances	21,442	21,829	3,487	1,714	9,986
Other Advances(2)	1,884	900	9,390	900	—

Total other advances and deferred revenue	$57,164	$30,863

(1)

During the years ended December 31, 2006, 2005, and 2004, of the total amounts earned against the “Strategic Alliance/Development Advances,” $6.0 million, $4.5 million, and $1.5 million, respectively, were capitalized as an offset to film costs.

(2)

In connection with the termination of the DreamWorks Studios Distribution Agreement and the 2003 Universal Agreements (see Note 6), the Company was obligated to repay Universal Studios $0.6 million which represented the unearned portion of an annual exclusivity fee for theme park activities previously advanced to the Company by Universal Studios.

HBO Advance.    Pursuant to an exclusive multi-picture domestic pay television license agreement with HBO, DreamWorks Studios received advances against license fees payable for future film product, including the Company’s films. The Company’s participation in the HBO domestic pay television license agreement remains unchanged despite the termination of the DreamWorks Studios Distribution Agreement. The agreement is currently expected to extend through 2012. The actual term of the agreement is dependent upon DreamWorks Studios’ ability to grant its domestic pay television rights to HBO. This ability is dependent upon the number of films released by DreamWorks Studios in a given year and, in the case of a co-produced film, whether DreamWorks Studios retains the domestic pay television rights. Since the advances are identified for each film, the Company has been allocated the portion of the advances related to its animated features. DreamWorks Studios and the Company are obligated to refund the advances if the advances exceed the license fees earned by the films in accordance with the HBO agreement.

Strategic Alliance/Development Advances.    In November 2004, the Company entered into a three-year strategic alliance with Hewlett-Packard Company (“HP”) pursuant to which HP is permitted to promote itself as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreement, the Company is required to make a certain aggregate amount of purchases of HP equipment. The aggregate amount of purchases will not exceed the cumulative amount of the annual amounts advanced to the Company. Additionally, in February 2005, the Company entered into a three- year strategic alliance with Advanced Micro Devices, Inc. (“AMD”) whereby AMD will make advances to the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and the Company, in consideration of such advances, will make a good faith effort to purchase only AMD CPU-based processors. AMD acknowledges that DreamWorks Animation has an existing strategic alliance with HP and the equipment purchased with AMD processors will be HP equipment.

Deferred Revenue and Licensing Advances.    In accordance with the SOP, the Company includes amounts received from customers prior to the availability date of the product in deferred revenue. In addition, in the normal course of business, the Company receives advances for licensing of the Company’s animated characters from various customers on a worldwide basis. The increase in the balance at December 31, 2006 is primarily attributable to deferred revenue recorded in connection with a television special which is expected to be available for broadcast in late 2007.

Other Advances.    Paramount is obligated to pay the Company annual cost reimbursements during the period that the Company is delivering new films pursuant to the Paramount Agreements. The Company initially records amounts received as an advance, and then allocates a portion of the advance to each of the films delivered and recognizes the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film (see Note 10).

8. Commitments and Contingencies

The Company has historically been allocated lease expense by DreamWorks Studios for certain non-cancelable office space and equipment operating leases. Certain of these office leases contain escalations in the monthly rental amounts. DreamWorks Studios has also entered into several operating leases for furniture, computers and production equipment with terms ranging from three to five years. These leases also provide for certain termination and purchase options. For the years ended December 31, 2006, 2005 and 2004, the Company incurred lease expense, including that allocated by DreamWorks Studios, of approximately $8.6 million, $10.8 million, and $7.5 million, respectively. As a result of the Acquisition and termination of certain services under the Services Agreement, the Company may incur additional costs related to these leases that are not included in the tables below; however, it is not expected that these additional costs will be material.

In December 1997, DreamWorks Studios entered into a capital lease with Pacific Enterprises for the energy management assets associated with the Company’s Glendale animation campus. This capital lease was attributed to the Company during the Separation, and, accordingly, the Company has reflected an asset of approximately $7.0 million. As of December 31, 2006, $1.3 million of the related capital lease obligation remains outstanding. Payments of obligations under the capital lease totaled approximately $0.9 million for the year ended December 31, 2006, and $0.7 million in each of the years ended December 31, 2005 and 2004.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments for all leases are as follows (in thousands):

	Operating Lease Commitments	Capital Lease Commitments
2007	$5,393	$1,080
2008	4,457	332
2009	4,564	—
2010	4,675	—
2011	4,787	—
Thereafter	2,832	—

Subtotal	26,708	1,412

Less amount representing interest	—	(77)

Total	$26,708	$1,335

As of December 31, 2006, the Company had contractual commitments to make the following payments (in thousands):

	Payments Due by Year
Contractual Cash Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$5,393	$4,457	$4,564	$4,675	$4,787	$2,832	$26,708
Named executive officers’ employment agreements	3,472	3,407	2,025	—	—	—	8,904
Glendale animation campus note payable(1)	—	—	73,000	—	—	—	73,000
HBO subordinated debt(2)	50,000	—	—	—	—	—	50,000
Capital leases(3)	1,080	332	—	—	—	—	1,412

Total contractual cash obligations	$59,945	$8,196	$79,589	$4,675	$4,787	$2,832	$160,024

(1)

The Company operates an animation campus in Glendale, California. The lease on the property, which was originally acquired for $76.5 million, qualified as an operating lease. In March 2002, the lease was renegotiated through the creation of a special-purpose entity that acquired the property for $73.0 million and leased the facility to the Company for a five-year term. The lease term was subsequently extended through October 2009 (see Note 6). In addition to the principal amount of $73 million that is due in October 2009, the Company is obligated to pay annual interest primarily based on 30-day commercial paper rates (5.32% at December 31, 2006).

(2)

In connection with the Separation, the Company assumed $80 million of subordinated debt that DreamWorks Studios incurred from HBO in December 2000, $30 million of which was repaid with proceeds from the Company’s initial public offering. In addition to the principal amount of $50 million due in November 2007, the Company is obligated to pay annual interest at the LIBOR rate plus 0.50% (5.86% at December 31, 2006).

(3)	Includes $0.1 million of total imputed interest.

In addition to the above, as of December 31, 2006, the Company has non-cancelable talent commitments totaling approximately $13.9 million that are payable over the next five years.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

Shareholder Class Action and Derivative Lawsuits.    Between June and August 2005, eight purported shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors. Seven of these lawsuits were filed in the U.S. District Court for the Central District of California. The eighth lawsuit, which was originally filed in the Superior Court of the State of California, was removed to U.S. District Court for the Central District of California, and all of the purported shareholder class actions were consolidated before a single judge. In July 2005, three putative shareholder derivative actions were filed, and ultimately consolidated, in the Superior Court of the State of California alleging various state statutory and common law claims against the Company (nominally and in a derivative capacity) and several of its officers and directors for allegedly violating their fiduciary duties to the Company by, among other things, permitting the Company to issue alleged material misstatements and omissions. In addition, in September 2005, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California alleging similar claims against the Company (nominally and in a derivative capacity) and several of its officers and directors as those alleged in the state court derivative cases. All of these lawsuits generally asserted that the Company and certain of its officers and directors made alleged material misstatements and omissions in certain press releases, SEC filings and other public statements, including in connection with the Company’s initial public offering in October 2004, and sought to recover damages on behalf of purchasers of the Company’s securities during the purported class period (October 28, 2004 to July 11, 2005). During 2006, all of these actions were dismissed.

Other Matters.    From time to time the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to the Company’s feature films, which could cause the Company to incur significant expenses or prevent the Company from releasing a film. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company’s feature films, which may affect the Company’s ability to continue to do so. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.

9. Related Party Transactions

Arrangement with Affiliate of a Stockholder.    The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder (see Note 15).

Contribution from Controlling Stockholders.    Upon the effectiveness of the Paramount Agreements, Paramount was required to pay the Company a $75.0 million signing bonus. Because the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and because the Company and DreamWorks Studios were effectively under common control up to the closing of the Acquisition, the Company has recorded the $75.0 million signing bonus received from Paramount, which is $48.7 million on an after-tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before tax, has been reflected in the accompanying statement of cash flows as a deemed contribution from controlling stockholders. The Company used the proceeds of the signing bonus to repay the $75.6 million advance, plus interest, to Universal Studios which the Company was contractually required to pay as part of the termination of DreamWorks Studios’ Universal Agreements (see Note 6).

Loans to Employees.    The Company has made loans to certain of its employees pursuant to various notes receivable arrangements. These arrangements require interest to be paid at rates ranging from 0% to 5.68%.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments are due under terms ranging from one to 10 years. Amounts due from employees are reflected in Receivables from employees in the accompanying consolidated balance sheets. Interest income associated with these notes receivable for the years ended December 31, 2006, 2005 and 2004 was not material. As of December 31, 2006, 2005, and 2004, the Company had no loans outstanding to executive officers.

Relationship with DreamWorks Studios.    Prior to the Separation, the Company was an operating division of DreamWorks Studios. Prior to the Separation, DreamWorks Studios provided all the working capital for the development, production and marketing of films, as well as overhead, through centralized cash management. The net impact of DreamWorks Studios’ funding of the Company’s operations, after the allocation of its indebtedness (see Note 6), have been reflected as a component of Stockholders’ Equity (Deficiency) in the accompanying consolidated financial statements.

Distribution and Servicing Arrangements with DreamWorks Studios.    The Company was party to the DreamWorks Studios Distribution Agreement for the period October 1, 2004 through January 31, 2006. On January 31, 2006, in connection with Viacom’s acquisition of DreamWorks Studios and concurrent with the effectiveness of the Paramount Agreements (see Note 10), the DreamWorks Studios Distribution Agreement was terminated. Pursuant to the DreamWorks Studios Distribution Agreement, the Company granted DreamWorks Studios the exclusive right to distribute, throughout the world, all of its animated feature films that it delivered to DreamWorks Studios. Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios was responsible for (1) the domestic and international theatrical exhibition of the Company’s films, (2) the domestic and international home entertainment exhibition of the Company’s films and direct-to-video pictures, (3) the domestic and international television licensing of the films, including pay-per-view, pay television, network, basic cable and syndication, (4) non-theatrical exhibition of the Company’s films, such as on airlines, in schools and in armed forces institutions and (5) Internet, radio (for promotional purposes only) and new media rights, to the extent the Company or any of its affiliates owned or controlled the rights to the foregoing. The Company retained all other rights to exploit its films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights.

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

The Company incurred distribution fees payable to DreamWorks Studios of $3.7 million for the one-month period ended January 31, 2006, $70.4 million for the year ended December 31, 2005, and $63.6 million for the period from the effective date of the DreamWorks Studios Distribution Agreement through December 31, 2004. As of December 31, 2005, the Company had a receivable from DreamWorks Studios of approximately $98.0 million pursuant to the DreamWorks Studios Distribution Agreement. Upon Viacom’s acquisition of DreamWorks Studios on January 31, 2006, and in connection with the termination of the DreamWorks Studios Distribution Agreement and the effectiveness of the Paramount Agreements, all amounts due to or from DreamWorks Studios pursuant to the DreamWorks Studios Distribution Agreement, on a per-film basis, were transferred to Paramount, the Company’s new distributor (see Note 10).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services Agreement.    Upon the Separation, the Company also entered into a services agreement with DreamWorks Studios (the “Services Agreement”) whereby DreamWorks Studios agreed to provide the Company with certain general and administrative services and corporate aircraft services (subject to the terms of a separate aircraft time-share agreement) and the Company provided certain services for DreamWorks Studios, including office space and certain general and administrative services. Under the Services Agreement, with the exception of corporate aircraft services, both parties reimburse the other party for its actual costs incurred, plus 5%. The cost of corporate aircraft services is reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. As a result of the Acquisition, the parties agreed (i) to terminate certain services provided under the Services Agreement as of January 31, 2006, (ii) to continue other specified services for certain transitional periods, and (iii) to continue to provide other services to each party until such services are terminated in accordance with the Services Agreement. Pursuant to the Services Agreement, for the one month ended January 31, 2006, the full year ended December 31, 2005, and for the period from the effective date of the Services Agreement through December 31, 2004, the Company incurred costs from DreamWorks Studios totaling $1.1 million, $10.9 million, and $1.3 million, respectively, and DreamWorks Studios was charged costs from the Company totaling $0.4 million, $6.0 million, and $1.0 million, respectively.

Cost Allocation.    As an operating division of DreamWorks Studios prior to the Separation, the Company was allocated a portion of DreamWorks Studios’ overhead expenses including executive management, domestic theatrical marketing and distribution, oversight of international theatrical distribution and worldwide home entertainment distribution, worldwide television sales, accounting and finance, legal, employee benefits, risk management and information technology. DreamWorks Studios allocated such costs to the Company to reflect the amounts that DreamWorks Studios believed were a fair and reasonable allocation of its costs to provide these services to the Company. In general, these allocations were calculated based on the percentage that the Company’s films, headcount, revenue or other criteria constituted of DreamWorks Studios’ company-wide total films, headcount, revenue or other criteria. Certain of these costs that were significantly or exclusively related to the production of films were included in capitalized overhead in accordance with the SOP and are reported as Film Costs in the accompanying consolidated balance sheets. All other allocations have been included in Selling, General and Administrative Expenses in the accompanying consolidated statements of operations. Allocated costs, including capitalized costs, allocated from DreamWorks Studios for the period from January 1, 2004 to October 27, 2004 totaled $30.0 million.

In addition, prior to the Separation, DreamWorks Studios provided fringe benefits to the Company’s employees. DreamWorks Studios paid all costs of the employer-provided benefits package, including health and 401(k) plans and employer payroll taxes, and allocated such costs to the Company based on a percentage of total salaries incurred by or allocated to the Company in relation to the total salaries incurred by DreamWorks Studios. Employee fringe expense allocated to the Company for the period January 1, 2004 to October 27, 2004, was $8.5 million and is recorded as Selling, General and Administrative expenses in the accompanying consolidated statements of operations. As a result of the Separation, the Company provides and pays costs directly for fringe benefits provided to the Company’s employees.

Licensing Services.    The Company continues to provide services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. In the years ended December 31, 2006, 2005 and 2004 revenues earned from licensing activities on behalf of DreamWorks Studios totaled $0.2 million, $0.3 million and $3.7 million, respectively.

10. Distribution and Servicing Arrangements with Paramount

Distribution and Servicing Arrangements with Paramount.    On January 31, 2006, DreamWorks Studios was acquired by Viacom. As result of the Acquisition, the Company terminated the DreamWorks Studios

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution Agreement (see Note 9), and concurrently entered into the Paramount Agreements with Paramount, which became effective upon the closing of the Acquisition. Pursuant to the Paramount Agreements, the Company granted Paramount and its affiliates (including DreamWorks Studios) the exclusive right to distribute its films in theatrical, home entertainment and television markets on a worldwide basis through the later of (i) our delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the Paramount Agreements. If the Company or Paramount terminates the Paramount Agreements, the Company’s existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by the Paramount that the Company has pre-approved.

Under the Paramount Agreement, Paramount is responsible for (1) the domestic and international theatrical exhibition of the Company’s films, (2) the domestic and international home entertainment exhibition of the Company’s films and direct-to-video pictures, (3) the domestic and international television licensing of the films, including pay-per-view, pay television, network, basic cable and syndication, (4) non-theatrical exhibition of the Company’s films, such as on airlines, in schools and in armed forces institutions and (5) Internet, radio (for promotional purposes only) and new media rights, to the extent the Company or any of its affiliates owned or controlled the rights to the foregoing. The Company retains all other rights to exploit its films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights.

The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount and their affiliates to recoup its expenses under the Paramount Agreements, Paramount and its affiliates will not be entitled to recoup those costs from proceeds of the Company’s other feature films or direct-to-video films, and the Company will not be required to repay Paramount or its affiliates for such amounts. In addition, each of the Company’s films are accounted for under the Paramount Agreements on a combined basis for each film. In such regard, all revenues, expenses and fees under each of the agreements are fully cross-collateralized on a film-by-film basis but not between films.

As discussed in Note 9, upon the effectiveness of the Paramount Distribution Agreement, Paramount paid to the Company a $75 million cash signing bonus. In addition, Paramount is obligated to pay the Company annual cost reimbursements during the period that the Company is delivering new films pursuant to the Paramount Agreements beginning with the release of Over the Hedge. The Company is allocating the total amount of these annual cost reimbursements during the period equally to each of the films delivered and is recognizing the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film. These annual cost reimbursements are guaranteed and thus independent from Paramount’s right to recoup its distribution and marketing costs for each film and as a result are recorded as revenue by the Company without regard to Paramount’s recoupment position for each film.

In the ordinary course of reconciling balances with its distributor, the Company determined that the net balance with Paramount as reflected in the accompanying consolidated balance sheets as of December 31, 2006

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and prior periods may be misstated. The Company believes that this misstatement relates to certain amounts due to DreamWorks Studios being overstated at the Separation Date and at the time that DreamWorks Studios was acquired by Viacom. The Company and Paramount are in discussions regarding this issue, but it has not been resolved. The Company currently believes that the resolution of this issue will not have a material impact on its financial condition or cash flows and will have no impact on its results of operations as the impact of any resolution would be to adjust stockholders’ equity.

Paramount: Other Services and Information.    As discussed in Note 9, as of December 31, 2006, the Company provided limited office space and telecommunications support to Paramount and Paramount continues to provide the Company with minimal storage facility space and corporate aircraft services pursuant to the terms of the Services Agreement and aircraft time-share agreement. For the 11 months ended December 31, 2006, the Company incurred costs from Paramount totaling $3.3 million and Paramount was charged costs from the Company totaling $2.3 million. In addition, under the terms of the Paramount Agreements, Paramount will also provide the Company at a minimal cost with certain services, including but not limited to music licensing, archiving of film materials, casting, information technology and the calculation and administration of residuals and contingent compensation for the Company’s motion pictures.

In addition, prior to Viacom’s acquisition, DreamWorks Studios owned 525,929 shares of the Company’s Class A common stock. As a result of Viacom’s acquisition of DreamWorks Studios, Viacom acquired beneficial ownership of the 525,929 shares of Class A common stock held by DreamWorks Studios. In addition, Viacom, as a member of Holdco, participated in the Company’s secondary public offering (see Note 14).

11. Geographic, Segment and Significant Customer Information

Geographic Information.    The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $173.3 million, $204.1 million and $403.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Long-lived assets located in foreign countries were not material.

Revenue by Film.

The following is an analysis of the Company’s operating revenue by film (in thousands):

	Year Ended
	2006	2005	2004
Flushed Away(1)	$6,253	$—	$—
Over the Hedge	116,886	—	—
Wallace & Gromit: The Curse of the Were-Rabbit	29,144	—	—
Madagascar	128,806	228,579	—
Shark Tale	37,935	158,272	62,273
Shrek 2	37,997	19,413	790,373
Film Library / Other(2)	37,821	52,832	206,475
Television Series	—	3,220	19,039

	$394,842	$462,316	$1,078,160

(1)

This film was released on November 2, 2006. For the year ended December 31, 2006, distribution and marketing expenses incurred by the Company’s distributor exceeded the gross revenues. Accordingly, pursuant to the terms of the distribution and servicing arrangements, no revenue was reported by our distributor directly with respect to this film.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimaron and Sinbad: Legend of the Seven Seas. For the years ended December 31, 2005 and 2004, Sinbad: Legend of the Seven Seas revenue of $4.9 million and $22.7 million, respectively, has been reclassified to “Film Library/Other” to conform to their current-year presentation.

Significant Customer.    Prior to the Separation, the Company was an operating division of DreamWorks Studios and Universal Studios was a significant source of the Company’s revenue. For the year ended December 31, 2004, Universal Studios represented 44% of operating revenue. The DreamWorks Studios Distribution Agreement became effective on October 1, 2004 and remained in effect through January 31, 2006. During the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, Universal Studios, which acted as DreamWorks Studios distributor, remained a significant source of the Company’s revenue. If the DreamWorks Studios Distribution Agreement had not gone into effect, Universal Studios would have represented 80% of revenues for the one month ended January 31, 2006, and 66% and 69% of revenues for the years ended December 31, 2004 and 2005, respectively. As a result of the effectiveness of the Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 91.0% of total revenue for the eleven-month period ended December 31, 2006. Paramount was not a significant source of the Company’s revenue for the years ended December 31, 2005 and 2004.

12. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2006, 2005, and 2004 or the periods noted (in thousands):

	Balance at Beginning of Period	(Credited) Charged to Operations	Deductions and Bad Debt Write-offs	Balance at End of Period
Trade accounts receivable
Allowance for doubtful accounts
2006	$769	$358	$(297)	$830
2005	$458	$2,815	$(2,504)	$769
2004	$2,346	$1,877	$(3,765)	$458

	Balance at Beginning of Period	(Credited) Charged to Operations		Deductions and Bad Debt Write-offs		Balance at End of Period
Receivable from affiliate
Allowance for doubtful accounts
From January 1, 2006 through January 31, 2006(1)	$592	$	(—)	$	(—)	$592
2005	$669		$(77)	$	(—)	$592
From the Separation Date through December 31, 2004(2)	$1,794		$(1,125)	$	(—)	$669

(1)

Upon the Acquisition, and in connection with the termination of the DreamWorks Studios Distribution Agreement and the effectiveness of the Paramount Agreements, all amounts due to or from DreamWorks Studios pursuant to the DreamWorks Studios Distribution Agreement, on a per film basis, were transferred to Paramount, the Company’s new distributor (see Note 9).

(2)	The balance at the beginning of the period of $1.8 million was transferred from DreamWorks Studios at the Separation.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at Beginning of Period	(Credited) Charged to Operations	Deductions and Bad Debt Write-offs		Balance at End of Period
Receivable from Paramount(1)
From February 1, 2006 through December 31, 2006
Allowance for doubtful accounts	$592	$1,627		$(1,533)	$686
Reserve for returns(2)	$—	$(651)	$	(—)	$(651)

(1)

Upon the Acquisition, and in connection with the termination of the DreamWorks Studios Distribution Agreement and the effectiveness of the Paramount Agreements, all amounts due to or from DreamWorks Studios pursuant to the DreamWorks Studios Distribution Agreement, on a per film basis, were transferred to Paramount, the Company’s new distributor (see Note 9).

(2)

As of December 31, 2006, the Company reduced its distributor’s estimate of home video reserves by $0.7 million based on management’s estimate of consumer demand for the Company’s product. To the extent that the Company’s estimate of consumer demand differs from that of its distributor, the Company may continue to record estimates of reserves which differ from those recommended by its distributor.

13. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Salaries and benefits	$9,911	$4,094
Participations and residuals	24,000	24,799
Production costs	2,865	1,162
Occupancy	7,838	9,221
Accrued professional fees	1,218	9,195
Other accrued liabilities	6,684	6,543

	$52,516	$55,014

14. Stockholders’ Equity

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

Secondary Public Offering and Class B Common Stock Conversion

Secondary Public Offering.    On November 20, 2006, certain stockholders sold 11,580,964 shares of the Company’s Class A common stock for net proceeds of $307.2 million in a registered secondary public offering (the “Offering”). The Company did not receive any proceeds from the Offering. The shares of Class A common stock sold in the Offering were comprised of shares held by DWI II and certain other Holdco partners outside of Holdco, and a portion of the shares of Class A common stock which were allocated to such members in connection with the Offering. As the shares of Class A common stock sold in the Offering were comprised of existing outstanding shares held by the stockholders, there was no change to the total amount of the Company’s

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares outstanding. As a result of the Offering, Holdco has no further demand registration rights, although certain of the Company’s significant stockholders continue to have demand registration rights granted to them at the time of the Company’s initial public offering through the Registration Rights Agreement.

Conversion of Class B Common Stock.    Pursuant to the Holdco partnership agreement, immediately upon pricing of the Offering, all of the shares of Class B common stock held by Holdco were allocated among the Holdco partners. Holdco allocated shares to its partners first, pro rata as a return of such partner’s capital investment in DreamWorks Studios at the time of the Company’s initial public offering in October 2004, and second, pro rata according to such partner’s participation percentages in DreamWorks Studios at the time of the Company’s initial public offering. Upon such allocation and pursuant to the Holdco partnership agreement, the 14,523,382 shares of Class B common stock allocated to M&J K Dream, M&J K B or DG-DW remained as Class B common stock and the 35,164,952 shares of Class B common stock allocated to the other members of Holdco were converted into an equal number of shares of Class A common stock. Upon completion of the Offering, each Holdco partner was entitled to cause Holdco to distribute to such partner its respective allocated shares of Class A or Class B common stock held by Holdco (other than certain allocated shares required to remain in Holdco for a specified minimum period of time) in accordance with the terms of the Holdco partnership agreement. Net cash proceeds from Holdco’s sale of Class A common stock on behalf of its partners were distributed immediately to such partners.

Employee Benefits Plan

401(k) Plans

Effective at the Separation, the Company sponsors a defined contribution retirement plan (the “Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the Plan. For substantially all employees, the maximum contribution for the employer match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Sec. 415 of the IRC. Prior to the Separation, Company employees participated in a similar plan sponsored by DreamWorks Studios. Effective at the Separation, the costs of the employer match, as well as all third-party costs of administering the Plan, are paid directly by the Company. DreamWorks Studios provided the management of the Plan, for which the Company reimbursed DreamWorks Studios pursuant to the Services Agreement, up through January 31, 2006, at which time as a result of the Acquisition the Company assumed the management of the Plan. Prior to the Separation, the costs of the employer match, as well as the costs of administration, were included in DreamWorks Studios’ fringe benefit allocation to the Company. For the years ended December 31, 2006 and 2005, and for the period from the Separation Date through December 31, 2004 the Company incurred costs of $1.4 million, $1.2 million and $0.2 million, respectively.

Employee Equity Plans

Prior to the Separation, the Company’s employees participated in DreamWorks Studios’ Employee Equity Participation Plan (the “Equity Plan”). DreamWorks Studios granted to employees or consultants either actual or phantom shares of stock (“Shares”). During the year ended December 31, 2004, DreamWorks Studios determined that the fair market value of the Shares in the Equity Plan had decreased from the previously determined fair market value. Accordingly for the year ended December 31, 2004, $0.4 million in compensation expense pursuant to the Equity Plan, net of reversals of previously recorded compensation expense, was allocated to the Company. As of the Separation, deferred compensation liabilities associated with the Equity Plan of $0.9 million, were allocated to the Company.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Separation, the Company’s Board of Directors approved the 2004 Omnibus Incentive Compensation Plan (“Omnibus Plan”) which provides for the grant of incentive stock options to Company employees and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock equity awards to the Company’s employees, directors and consultants. Pursuant to the Omnibus Plan the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the Omnibus Plan is 15.0 million, of which approximately 6.4 million shares are available for future grants of equity awards as of December 31, 2006.

Equity Awards Previously Issued to Employees of DreamWorks Studios.    In connection with the Separation, the Company issued various equity awards to the employees of DreamWorks Studios which were accounted for as a dividend to DreamWorks Studios, based on the grant date fair value of the underlying stock. Upon Viacom’s acquisition of DreamWorks Studios, unvested restricted stock awards and all unvested and vested stock options to purchase shares of the Company’s stock previously held by employees of DreamWorks Studios who were not transferring to the Company were forfeited and cancelled. In accordance with the treatment of the original dividend to DreamWorks Studios, the dividend recorded to DreamWorks Studios was not adjusted for these forfeited and cancelled equity awards. For those DreamWorks Studios employees transferring to the Company, it was determined that the original terms of their equity awards were not modified. Accordingly, on January 31, 2006, the Company reversed $1.5 million of the original dividend to DreamWorks Studios with a corresponding decrease to Additional-Paid-in-Capital, representing the unrecognized compensation cost of the unvested portion of the equity awards associated with the transferred employees. Compensation costs related to the unvested portions of the equity awards of the transferred employees are being recognized on a straight-line basis over the remaining vesting period of the awards.

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the years ended December 31, 2006, 2005 and 2004, respectively, was as follows (in thousands):

	2006	2005	2004
Total equity-based compensation	$24,031	$17,732	$21,402
Tax impact(1)	(9,154)	(6,773)	(8,002)

Reduction in net income, net of tax	$14,877	$10,959	$13,400

(1)	Tax impact is determined at the Company’s annual blended effective tax rate.

The compensation cost recorded for the year ended December 31, 2004 primarily represented the cost associated with fully vested stock issued to certain of the Company’s employees and advisors upon the consummation of its initial public offering during the fourth quarter of 2004. Compensation cost capitalized as a part of film costs was $2.0 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. There was no compensation cost capitalized to film costs for the year ended December 31, 2004.

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

The Company adopted FAS 123R as of January 1, 2005 and accordingly began to record stock-based compensation in accordance with its provisions. Under FAS 123R, the Company recognizes compensation costs

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the vesting period. Compensation cost for performance-based awards is adjusted to reflect the probability of vesting. Generally, equity awards are forfeited by employees who terminate prior to vesting. However, certain employment contracts for certain named executive officers provide for the acceleration of vesting in the event of a change in control or specified termination events. In the quarter ended March 31, 2006, the Company began to record compensation costs associated with equity awards of stock appreciation rights and restricted shares subject to market-based conditions. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.

Excluding the DreamWorks Studios employees’ equity awards discussed above, the following table summarizes information about restricted stock activity under the Company’s Omnibus Plan (in thousands, except per share amounts):

	Year Ended December 31,				Period From Separation Date through December 31, 2004
	2006		2005
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	2,970	$28.04	1,779	$28.00	102	$28.00
Granted	678	27.32	1,519	33.75	1,702	28.00
Vested	(382)	28.01	(281)	28.00	(24)	28.00
Forfeited	(715)	27.94	(47)	27.98	(1)	28.00

Balance at end of year	2,551	$27.88	2,970	$28.04	1,779	$28.00

Compensation cost related to restricted stock awards is based upon the market price of the Company’s stock on the date of grant, and is recognized on a straight-line basis over a four to seven-year period for those awards which vest solely upon service. Approximately 83,000 and 1,021,000 of restricted stock awards that vest upon the achievement certain cumulative performance goals over a four-year period as set by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) were granted in 2006 and 2005, respectively. In addition to the achievement of the cumulative four-year performance goals, the vesting of the individual awards is further subject to the completion of a required service period ranging from three to five years. The total intrinsic value of restricted shares vested totaled $9.2 million during 2006, $7.3 million during 2005, and $0.9 million during 2004. The total fair value at grant of restricted stock vested during 2006, 2005 and 2004 was $10.7 million, $7.9 million and $0.7 million, respectively.

The fair value of stock option grants or stock appreciation rights (which are to be settled in stock) with service or a performance-based vesting condition is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the company’s dividend yield, volatility of the company’s stock, the risk-free interest rate and expected option term. As permitted by and outlined in SAB 107, the Company applies the simplified method of calculating the weighted average expected term. The simplified

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. The use of the simplified method is permissible only through December 31, 2007, after which time the Company will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. Equity awards of stock options and stock appreciation rights are generally granted with an exercise price based on the market price of the Company’s stock on the date of grant, generally vest over a term of four to seven years and expire ten years after the date of grant. Compensation cost for stock options is recognized ratably over the vesting period. Estimates of the fair value of stock options are not intended to predict actual future events of the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123R.

The assumptions used in the Black-Scholes model were as follows:

	2006(1)	2005(1)	2004(2)
Dividend yield	0%	0%	0%
Expected volatility(1)	35-40%	40-50%	50%
Risk-free interest rate	4.19%-5.04%	3.62%-4.32%	2.23%-3.78%
Weighted average expected term (years)	5.8	7.1	5.5

(1)

The Company utilized an expected volatility of 35% for the period from April 1, 2006 through December 31, 2006 and 40% for the three-month period ended March 31, 2006. The Company utilized an expected volatility of 50% for the nine-month period ended September 30, 2005 and 40% for the three month-period ended December 31, 2005.

(2)	Stock options granted to employees at the Separation and the initial public offering were the only such awards granted prior to January 1, 2005.

For equity awards subject to market-based conditions (such as stock-price appreciation), the Company uses a Monte-Carlo simulation option-pricing model to determine the grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model as outlined above, however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excluding the DreamWorks Studios employees’ equity awards discussed above, the following table summarizes information about stock option\stock appreciation rights activity under the Company’s Omnibus Plan (in thousands, except per share amounts):

	Year Ended December 31,				Period From Separation Date through December 31, 2004
	2006		2005
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	4,328	$27.39	3,660	$27.12	2,262	$25.21
Options granted	1,071	28.26	1,036	28.11	1,652	28.00
Options exercised	(106)	8.48	(164)	20.89	(223)	13.75
Options expired/canceled	(1,600)	30.23	(204)	31.44	(31)	31.30

Balance at end of year	3,693	$27.29	4,328	$27.39	3,660	$27.12

Approximately 55,000 and 690,000 of these stock option awards granted in 2006 and 2005, respectively, relate to the grant of stock options with performance criteria. Compensation cost associated with the option grants made in 2005 has been recorded in full in 2006 and 2005 as management determined it was probable that the objective performance goals over a cumulative four-year performance period set by the Compensation Committee will be achieved. The weighted average grant-date value of options granted during the years 2006, 2005, and 2004 was $12.42, $20.15, and $13.40, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised totaled $1.9 million during 2006, $2.1 million during 2005, and $5.6 million during 2004.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006 (in thousands, except years and per share amounts):

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$1.00-$3.23	1,312	0.18	$3.23	1,312	$3.23
$6.46-$8.06	229,785	2.66	8.04	229,785	8.04
$21.50-$26.92	343,888	8.52	24.77	167,657	24.58
$27.06-28.00	1,679,423	7.87	27.95	363,002	27.94
$28.15-$32.31	1,287,860	9.37	29.42	193,051	31.35
$33.55-$37.51	146,596	7.8	37.04	87,051	37.33
$37.58-$ 39.36	4,672	8.23	38.80	1,455	38.88

Total	3,693,536	8.12	$27.29	1,043,313	$24.42

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 was $9.9 million and $6.4 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the awards described above, in January 2005, additional performance compensation awards with respect to approximately 1,021,000 shares of Common Stock were granted to certain named executive officers. No compensation costs were recorded for these awards in the period because management has currently determined that it is not probable that the objective performance goals set by the Compensation Committee will be achieved over the four-year performance period.

As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under FAS 123 where forfeitures were recognized as incurred is not material and therefore the Company did not record an adjustment for a cumulative effect of this accounting change. As of December 31, 2006, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $84.9 million. This cost will be amortized on a straight-line basis over a weighted average of 3.1 years.

Changes to the Company’s underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

15. Income Taxes

At the time of the Company’s separation from DreamWorks Studios, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets. This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future to the extent the Company generates taxable income in sufficient amounts in the future. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. At the time of the Company’s separation from DreamWorks Studios, the Tax Basis Increase was $1.61 billion, resulting in a potential benefit to the Company of $595.0 million.

As a result of the Tax Basis Increase, the Company realized $39.3 million in tax benefits in 2005 and recognized net deferred tax assets of $47.6 million at December 31, 2005, which represented the tax benefit the Company expected to realize in future years. As discussed above, the Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California income tax and certain other related tax benefits. Accordingly, the Company recorded a liability to the stockholder’s affiliate of $73.8 million as of December 31, 2005, representing 85% of these recognized benefits.

In conjunction with the filing of the Company’s 2005 Federal and California tax returns, the benefit for 2005 relating to the Tax Basis Increase was finalized resulting in $38.0 million in tax benefits for 2005. The Company also recognized $7.6 million in net tax benefits as of December 31, 2006 based on 2006 estimated taxable income and an evaluation of the amount of future tax benefits expected to be realized from the Tax Basis Increase. As discussed above, the Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. The Company also made a $32.4 million cash payment to the stockholder’s affiliate in 2006 related to tax benefits realized in 2005 from the Tax Basis Increase. Accordingly, the Company has recorded a liability to the stockholder’s affiliate of $6.4 million as of December 31, 2006. To the extent that the Company does not realize all of these tax benefits in future years, this liability to the stockholder’s affiliate may be reduced.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the components of the provision for income taxes (in thousands) for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Current:
Federal	$(28,443)	$(1,676)	$95,472
State and Local	63	2,186	9,277
Foreign	896	806	2,318

Total current provision (benefit)	(27,484)	1,316	107,067
Deferred:
Federal	76,586	6,176	(16,741)
State	—	—	—

Total deferred provision (benefit)	76,586	6,176	(16,741)

Total income tax provision	$49,102	$7,492	$90,326

The provision for income taxes for the years ended December 31, 2006 and 2005 differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and decrease (increase) in income tax benefit payable to stockholder as a result of the following:

	2006	2005	2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	0.2	0.6	2.1
Pre-Separation income not subject to tax	—	—	(14.3)
Revaluation of deferred tax assets, net	140.1	(26.7)	(0.5)
Extra-territorial income exclusion	(8.7)	(6.2)	—
Other, including reserves and related interest	1.9	3.2	(1.0)

	168.5%	5.9%	21.3%

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are presented below (in thousands). Certain prior amounts have been reclassified to conform to current year presentation:

	December 31,
	2006	2005
Deferred tax assets:
Stock compensation	$11,423	$5,723
Foreign tax credits	1,702	—
Net operating losses	4,369	3,293
Abandoned films	4,168	32,462
Basis step-up, related party (see above)	524,188	566,819
Expense accruals	15,484	13,594
Film assets	14,627	—
Other	202	634

Deferred tax assets	576,163	622,525
Less: Valuation allowance	(567,114)	(530,890)

Net deferred tax assets	9,049	91,635
Deferred tax liabilities:
Film assets	—	(10,852)
Property, plant and equipment	(5,304)	(116)
Other	(155)	(492)

Deferred tax liabilities	(5,459)	(11,460)

Net deferred tax assets	$3,590	$80,175

In 2006, income tax expense attributable to the signing bonus received from Paramount of $26.3 million was allocated to stockholders’ equity. Income tax expense (benefit) attributable to equity based transactions of $0.3 million and ($2.4) million were allocated to stockholders’ equity for the years ended December 31, 2006 and 2005, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized and records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of taxable income during the periods in which temporary differences become deductible. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax planning strategies, and forecasts of future taxable income. The Company has a valuation allowance of $567.1 million and $530.9 million as of December 31, 2006 and 2005, respectively, for deferred tax assets because of uncertainty regarding their realization. The increase in the valuation allowance was primarily the result of the film costs write-down associated with the theatrical release of Flushed Away. A substantial portion of the tax benefits from this write-down is not deductible for income tax purposes until future years and the Company currently does not believe that it is more likely than not that there will be sufficient future taxable income to realize these benefits.

The Company’s subsidiaries, prior to the Separation, generated federal and state net operating losses which can be carried forward and utilized by the subsidiary who originally sustained the loss. In addition, the Company generated additional state net operating losses in 2006 which can be carried forward and utilized by the Company

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the extent the Company generates future taxable income. Federal and state net operating loss carryforwards of $10.5 million and $13.2 million, respectively, as of December 31, 2006 begin to expire in 2018 and 2013, respectively.

The Company’s federal income tax return for the period from October 27, 2004 through December 31, 2004 is currently under examination by the Internal Revenue Service (“IRS”). The Company’s California Franchise tax return for the years ended December 31 2004 and December 31, 2005 are currently under examination by the Franchise Tax Board (“FTB”). While we believe that we have adequately provided for our tax liabilities, including the outcome of the IRS and FTB examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. While the resolution of these tax contingencies cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the ultimate outcome of any existing tax contingencies are likely to have a material impact on the Company’s financial position, results of operations or cash flows.

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

16. Earnings Per Share Data

The Company calculates net income per share in accordance with FASB Statement No. 128 “Earnings Per Share.” Basic per share amounts exclude dilution and are calculated using the weighted average number of common shares outstanding for the period. Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method.

As described in Note 14, on November 20, 2006, certain stockholders completed a secondary public offering of 11,580,964 shares of the Company’s Class A common stock. As the shares of Class A common stock sold in the Offering were comprised of existing outstanding shares held by these stockholders, there was no change to the total amount of basic shares outstanding.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts)

	2006	2005	2004(1)
Numerator:
Net income	$15,125	$104,585	$333,000
Denominator:
Weighted average common shares and denominator for basic calculation	103,309	103,107	81,432

Weighted average effects of dilutive equity-based compensation awards
Employee stock options\stock appreciation rights	192	335	660
Unvested restricted shares	111	620	59

Denominator for diluted calculation	103,612	104,062	82,151

Net income per share—basic	$0.15	$1.01	$4.09

Net income per share—diluted	$0.15	$1.01	$4.05

(1)

For the year ended December 31, 2004, the basic per-share amount is calculated using the weighted average of (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but not including the shares issued in our initial public offering, as if such shares were outstanding for the entire period and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding. The diluted share amount is calculated using the weighted average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the separation, but not including the shares issued in our initial public offering, plus the impact of 487,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation (using the treasury stock method) and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding plus 1,418,000 shares of Class A common stock which underlie equity based compensation awards converted at the Separation and issued during the period (using the treasury stock method).

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

	2006	2005	2004
Options to purchase shares of common stock and stock appreciations rights	2,108	2,857	422
Equity awards subject to performance conditions	1,849	1,711	1,711

Total	3,957	4,568	2,133

In addition, as a result of the acquisition of DreamWorks Studios by Viacom, on January 31, 2006 approximately 0.3 million of unvested restricted shares and 0.6 million of unvested options to purchase shares of the Company’s common stock were forfeited and cancelled, respectively. This number of equity awards

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represented the unvested portions of equity awards granted to certain employees of DreamWorks Studios under the Company’s 2004 Omnibus Incentive Compensation Plan as of such date. In addition, approximately 0.5 million of vested options to purchase shares of the Company’s common stock held by certain employees of DreamWorks Studios were also cancelled in connection with the Acquisition.

17. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2006
Operating revenue	$60,096	$74,886	$55,584	$204,276
Gross profit (loss)	33,142	34,385	25,845	(15,660)
Income before income taxes	16,871	16,534	21,166	9,656
Net income (loss)	12,328	13,664	10,467	(21,334)
Basic net income (loss) per share	$0.12	$0.13	$0.10	$(0.20)
Diluted net income (loss) per share	$0.12	$0.13	$0.10	$(0.20)

2005
Operating revenue	$166,959	$35,355	$87,107	$172,895
Gross profit	86,540	9,430	31,548	63,809
Income (loss) before income taxes	68,851	(18,966)	16,250	45,942
Net income (loss)	45,673	(3,666)	(656)	63,234
Basic net income (loss) per share	$0.44	$(0.04)	$(0.01)	$0.61
Diluted net income (loss) per share	$0.44	$(0.04)	$(0.01)	$0.61

18. Subsequent Event

Stock Repurchase Program. In February 2007, the Company’s Board of Directors approved a stock repurchase program. Under this program, the Company may repurchase up to an aggregate of $150 million of its outstanding stock during the period ending August 31, 2008. Repurchases, if any, may be made via open-market purchases, block trades, private transactions or such other transactions as the Company deems appropriate.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the chief executive officer and the chief financial officer have concluded that as of December 31, 2006, such disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2006 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, which is included herein.

Changes in Internal Control over Financial Reporting

During the three months and six months ended December 31, 2006, we implemented changes in our internal monitoring controls over the financial reporting from our distributor, as a result of our new distribution and fulfillment services agreement with Paramount. We believe the changes we have made have not negatively affected our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 27th day of February, 2007.

DREAMWORKS ANIMATION SKG, INC.

By:	/S/ KRISTINA M. LESLIE
Kristina M. Leslie Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of DreamWorks Animation SKG, Inc. do hereby constitute and appoint Jeffrey Katzenberg and Katherine Kendrick, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable DreamWorks Animation SKG, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this annual report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this annual report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY KATZENBERG Jeffrey Katzenberg	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007

/s/ KRISTINA M. LESLIE Kristina M. Leslie	Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ WILLIAM E. LOSCH William E. Losch	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2007

/s/ ROGER A. ENRICO Roger A. Enrico	Chairman of the Board of Directors	February 27, 2007

/s/ LEWIS W. COLEMAN Lewis W. Coleman	President and Director	February 27, 2007

Signature	Title	Date

/s/ PAUL G. ALLEN Paul G. Allen	Director	February 27, 2007

/s/ DAVID GEFFEN David Geffen	Director	February 27, 2007

/s/ JUDSON C. GREEN Judson C. Green	Director	February 27, 2007

/s/ MELLODY HOBSON Mellody Hobson	Director	February 27, 2007

/s/ MICHAEL J. MONTGOMERY Michael J. Montgomery	Director	February 27, 2007

/s/ NATHAN MYHRVOLD Nathan Myhrvold	Director	February 27, 2007

/s/ HOWARD SCHULTZ Howard Schultz	Director	February 27, 2007

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	February 27, 2007

/s/ MARGARET WHITMAN Margaret Whitman	Director	February 27, 2007

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/05

2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/06

3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-K	001-32337	3.1	3/28/05

3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/08/05

4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/05

4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/05

4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/05

10.1 *	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/05

10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/05

10.3	Stockholder Agreement, dated October 27 , 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/05

10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/05

10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/05

10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/05

10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/06

10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/05

10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/05

10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/05

10.12 †	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004	10-K	001-32337	10.10	3/28/05

10.13 †	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)	10-K	001-32337	10.11	3/28/05

10.14 †	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.12	3/28/05

10.15 †	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.13	3/28/05

10.16 †	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002	10-K	001-32337	10.14	3/28/05

10.17 †	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.15	3/28/05

10.18 *	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg (as amended on March 24, 2005)	10-K	001-32337	10.16	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.19 *	Second Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	10.2	12/8/05

10.20 *	Waiver, effective as of December 5, 2005, to the Employment Agreement, dated as of October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	10.7	12/8/05

10.21 *	Amended and Restated Employment Agreement, dated as of December 7, 2006, by and between DreamWorks Animation SKG, Inc. and Roger Enrico	8-K	001-32337	99.2	12/7/06

10.22 *	Waiver, effective as of December 5, 2005, to the Employment Agreement, dated as of October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Roger Enrico	8-K	001-32337	10.6	12/8/05

10.23 *	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Ann Daly	10-K	001-32337	10.18	3/28/05

10.24 *	First Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Ann Daly	8-K	001-32337	10.5	12/8/05

10.25 *	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	10-K	001-32337	10.19	3/28/05

10.26 *	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	8-K	001-32337	10.2	7/25/05

10.27 *	Second Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	8-K	001-32337	10.4	12/8/05

10.28 *	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	10-K	001-32337	10.20	3/28/05

10.29 *	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	8-K	001-32337	10.1	7/25/05

10.30 *	Second Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	8-K	001-32337	10.3	12/8/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.31 *	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and David Geffen	10-K	001-32337	10.21	3/28/05

10.32 *	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Steven Spielberg	10-K	001-32337	10.22	3/28/05

10.33	Credit Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc. and the lenders party thereto	10-K	001-32337	10.23	3/28/05

10.34	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/05

10.35	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/06

10.36	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/05

10.37	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/05

10.38	Subordinated Loan Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and Home Box Office, Inc.	10-K	001-32337	10.27	3/28/05

10.39	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/05

10.40 †	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/05

10.41 †	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/05

10.42 *	Form of Restricted Share Award Agreement (Time Vested).	8-K	001-32337	99.1	12/1/06

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.43 *	Form of Stock Appreciation Right Award Agreement (Time Vested).	8-K	001-32337	99.2	12/1/06

10.44 *	Form of Restricted Stock Unit Award Agreement for Non-employee Directors.	8-K	001-32337	99.3	12/1/06

10.45 *	Form of Stock Appreciation Right Award Agreement for Non-employee Directors.	8-K	001-32337	99.4	12/1/06

10.46 *	Form of Stock Appreciation Rights Award Agreement (Performance).	8-K	001-32337	99.5	12/1/06

10.47 *	Form of Restricted Share Award Agreement (Performance).	8-K	001-32337	99.6	12/1/06

10.48 *	Form of Performance Compensation Award Agreement.	8-K	001-32337	99.7	12/1/06

10.49 *	Amended and Restated Employment Agreement dated as of January 19, 2007 by and between DreamWorks Animation SKG, Inc. and Anne Globe					X

10.50	First Amendment dated as of February 23, 2007 to the Credit Agreement dated as of October 27, 2004 among DreamWorks Animation SKG, Inc. and the lenders party thereto					X

14	Code of Business Conduct and Ethics					X

21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Management contract or compensatory plan or arrangement.