Form 10-Q
period 2007-03-31
DreamWorks Animation SKG, Inc.
filed 2007-05-02
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of March 31, 2007, there were 89,117,167 shares of Class A common stock, 15,677,462 shares of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions made by management. Such statements include, in particular, statements about our plans, strategies and prospects. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect(s),” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements as a result of various factors, including but not limited to those risks and uncertainties listed under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), which should be read in conjunction with this Quarterly Report (as updated by Item 1A, “Risk Factors,” in Part II of this Quarterly Report), in our other filings with the Securities and Exchange Commission (the “SEC”) or in materials incorporated therein by reference.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$558,886	$506,304
Trade accounts receivable, net of allowance for doubtful accounts	630	1,208
Receivable from Paramount, net of reserve for returns and allowances for doubtful accounts	43,315	122,403
Film costs, net	539,306	502,440
Property, plant, and equipment, net of accumulated depreciation and amortization	82,677	83,416
Receivable from stockholder	13,905	—
Deferred taxes, net	4,171	3,590
Goodwill	34,216	34,216
Prepaid expenses and other assets	25,768	26,892

Total assets	$1,302,874	$1,280,469

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	6,001	5,021
Payable to stockholder	—	6,436
Accrued liabilities	58,869	52,516
Income taxes payable	10,719	3,173
Advances and unearned revenue	82,267	57,164
Obligations under capital leases	1,110	1,335
Bank borrowings and other debt	118,966	118,615

Total liabilities	277,932	244,260
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 90,762,993 and 90,694,412 shares issued, as of March 31, 2007 and December 31, 2006, respectively	908	907
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 15,677,462 shares issued and outstanding	157	157
Class C common stock, par value $.01 per share, one share authorized and issued and outstanding	—	—
Additional paid-in capital	768,094	757,484
Retained earnings	299,799	286,525
Less: Treasury stock, at cost, 1,645,826 and 391,139 shares, as of March 31, 2007 and December 31, 2006, respectively	(46,957)	(11,805)

Total stockholders’ equity	1,022,001	1,033,268

Total liabilities and stockholders’ equity	$1,302,874	$1,280,469

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Operating revenue	$93,728	$60,096
Costs of revenue	53,479	26,954

Gross profit	40,249	33,142
Selling, general and administrative expenses	25,770	18,707

Operating income	14,479	14,435
Interest income, net	6,271	4,766
Other income, net	1,444	1,460
Increase in income tax benefit payable to stockholder	(5,817)	(3,790)

Income before income taxes	16,377	16,871
Provision for income taxes	977	4,543

Net income	$15,400	$12,328

Basic net income per share	$0.15	$0.12
Diluted net income per share	$0.15	$0.12
Shares used in computing net income per share
Basic	103,367	103,188
Diluted	103,687	103,645

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2007	2006
	(in thousands)
Operating activities
Net income	$15,400	$12,328
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	51,159	25,932
Stock compensation expense	9,554	4,758
Depreciation and amortization	1,937	1,979
Revenue earned against advances and unearned revenue	(3,730)	(3,781)
Deferred taxes, net	(581)	19,730
Change in operating assets and liabilities:
Trade accounts receivable	578	5,585
Receivable from/Payable to Distributor for Distribution and Services Agreements	79,088	138,974
Film costs	(87,431)	(68,544)
Prepaid expenses and other assets	927	(9,089)
Receivable from/Payable to stockholder	(16,178)	(26,210)
Accounts payable and accrued expenses	7,272	(3,545)
Income taxes	1,010	(15,558)
Advances and unearned revenue	29,020	19,697

Net cash provided by operating activities	88,025	102,256

Investing activities
Purchases of property, plant, and equipment	(650)	(652)

Net cash used in investing activities	(650)	(652)

Financing Activities
Payments on capital leases	(225)	(208)
Receipts from exercise of stock options	235	464
Excess tax benefits from employee equity awards	349	116
Purchase of treasury stock	(35,152)	(300)
Paramount signing bonus deemed a contribution from controlling stockholders	—	75,000
Repayment of Universal Studios advance	—	(75,000)

Net cash provided by (used in) financing activities	(34,793)	72

Increase in cash and cash equivalents	52,582	101,676
Cash and cash equivalents at beginning of period	506,304	403,796

Cash and cash equivalents at end of period	$558,886	$505,472

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$199	$256

Cash paid during the period for interest, net of amounts capitalized	$53	$61

Supplemental disclosure of non-cash operating activities:
Transfer on January 31, 2006 of net receivable from affiliate to Paramount for Distribution and Services Agreements	$—	$102,509

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business

The businesses and activities of DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. DreamWorks Animation began developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) upon its formation in 1994. On October 27, 2004, the Company was spun off from DreamWorks Studios and, immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. At the time of the separation from DreamWorks Studios, DreamWorks Studios and DreamWorks Animation were effectively under common ownership and control.

The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”) (see Note 5). The Company retains all other rights to exploit its films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Prior to January 31, 2006, including the one-month period ended January 31, 2006, the Company was party to a distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”) (see Note 7).

Basis of Presentation and Use of Estimates

The consolidated financial statements of DreamWorks Animation present the stand-alone financial position, results of operations and cash flows of DreamWorks Animation and include the accounts of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2006, was derived from audited financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and the Company’s Current Report on Form 8-K dated May 1, 2007.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain amounts in the prior period’s consolidated balance sheet and financial statement footnotes have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting FAS 159 on its financial position, cash flows and results of operations.

2. Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$15,400	$12,328
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares	105,856	105,929
Unvested restricted stock subject to repurchase	(2,489)	(2,741)

Denominator for basic calculation	103,367	103,188

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options\stock appreciation rights	177	231
Restricted stock awards	143	226

Denominator for diluted calculation	103,687	103,645

Net income per share—basic	$0.15	$0.12
Net income per share—diluted	$0.15	$0.12

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth (in thousands) the number of options to purchase shares of common stock and stock appreciation rights, and shares of restricted common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive. In addition, the table sets forth the number of equity awards subject to performance conditions, which were also not included in the calculation of diluted net income per share because the number of shares that will be ultimately issued in future periods is contingent upon the Company’s performance against measures established for the performance period:

	Three Months Ended March 31,
	(unaudited)
	2007	2006
Options to purchase shares of common stock and stock appreciations rights	2,561	2,435
Equity awards subject to performance conditions	1,849	1,728

Total	4,410	4,163

3. Film Costs

The following is an analysis of film costs (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
In development	$27,371	$33,623
In production:
Animated feature films	323,242	247,298
Television special	13,023	7,855
In release, net of amortization	175,670	213,664

Total film costs	$539,306	$502,440

The Company anticipates that 80% of “in release” film costs as of March 31, 2007 will be amortized by the quarter ended June 30, 2010. The Company further anticipates that 42% of “in release” film costs as of March 31, 2007 will be amortized over the next 12 months.

The Company estimates that in the next 12 months, it will pay approximately $13.5 million of its contingent compensation and residual costs of $24.0 million accrued as of March 31, 2007.

4. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements:

						Interest Cost (in millions)
	Balance Outstanding (in thousands)		Maturity Date	Interest Rate as of March 31, 2007
	March 31, 2007	December 31, 2006				Three Months Ended March 31,
						2007		2006
Animation Campus Financing(1)	$73,000	$73,000	October 2009	5.30%		$1.2		$1.0
Revolving Credit Facility	$—	$—	October 2009	0.75	%(2)	$0.4	(2)	$0.4	(2)
HBO Subordinated Notes(3)	$50,000	$50,000	November 2007	5.86%		$1.1		$1.0

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(3)

The subordinated notes are recorded net of a discount of $1.1 million and $1.4 million as of March 31, 2007 and December 31, 2006, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement.

In addition, in January 2006, the Company was required to repay an advance due to Universal Studios Inc. (“Universal Studios”), plus interest, totaling approximately $75.6 million in connection with the termination of its distribution and servicing arrangements with DreamWorks Studios. The Company repaid such amount in January 2006 using the proceeds of a $75.0 million signing bonus received from Paramount in connection with the Paramount Agreements (see Note 7).

As of March 31, 2007 the Company was in compliance with all applicable debt covenants.

Interest Capitalized to Film Costs.    Interest capitalized to film costs during the three months ended March 31, 2007 and 2006 totaled $2.3 million and $2.5 million, respectively.

5. Distribution and Servicing Arrangements with Paramount

Distribution and Servicing Arrangements with Paramount. On January 31, 2006, DreamWorks Studios was acquired by Viacom (the “Acquisition”). As result of the Acquisition, the Company terminated the DreamWorks Studios Distribution Agreement, and concurrently entered into the Paramount Agreements, which became effective upon the closing of the Acquisition. Pursuant to the Paramount Agreements, the Company granted Paramount and its affiliates (including DreamWorks Studios) the exclusive right to distribute its films in theatrical, home entertainment and television markets on a worldwide basis through the later of (i) the Company’s delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the Paramount Agreements. Upon Viacom’s acquisition of DreamWorks Studios on January 31, 2006, and in connection with the termination of the DreamWorks Studios Distribution Agreement and the effectiveness of the Paramount Agreements, all amounts due to or from DreamWorks Studios pursuant to the DreamWorks Studios Distribution Agreement, on a per-film basis, were transferred to Paramount.

The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount and their affiliates to recoup its expenses under the Paramount Agreements, Paramount and its affiliates will not be entitled to recoup those costs from proceeds of the Company’s other feature films or direct-to-video films, and the Company will not be required to repay Paramount or its affiliates for such amounts. In addition, each of the Company’s films are accounted for under the Paramount Agreements on a combined basis for each film. In such regard, all revenues, expenses and fees under each of the agreements are fully cross-collateralized on a film-by-film basis but not between films.

In addition, Paramount is obligated to pay the Company annual cost reimbursements during the period that the Company is delivering new films pursuant to the Paramount Agreements. The Company is allocating the total amount of these annual cost reimbursements during the period equally to each of the films delivered and is recognizing the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film. These annual cost reimbursements are guaranteed and thus independent from Paramount’s right to recoup its distribution and marketing costs for each film and, as a result, are recorded as revenue by the Company without regard to Paramount’s recoupment position for each film.

In the ordinary course of reconciling balances with its distributor, the Company determined that the net balance with Paramount, as reflected in the accompanying consolidated balance sheets as of March 31, 2007 and prior periods, may be misstated. The Company believes that this misstatement relates to certain amounts due to DreamWorks Studios being overstated at the time the Company was spun off from DreamWorks Studios and at the time that DreamWorks Studios was acquired by Viacom. The Company and Paramount are in discussions regarding this issue, but it has not been resolved. The Company currently believes that the resolution of this issue will not have a material impact on its financial condition or cash flows and will have no impact on its results of operations as the impact of any resolution would be to adjust stockholders’ equity.

Paramount: Other Services and Information.    As of March 31, 2007 the Company provided limited office space and telecommunications support to Paramount and Paramount continued to provide the Company with minimal storage facility space and corporate aircraft services pursuant to the terms of a services agreement and an aircraft time-share agreement originally entered into with DreamWorks Studios. For the three months ended March 31, 2007 and 2006, the Company incurred costs from Paramount totaling $0.3 million and $1.7 million, respectively. For the three months ended March 31, 2007, the amount Paramount was charged by the Company was not material. For the three months ended March 31, 2006, Paramount was charged costs from the Company totaling $1.0 million. In addition, under the terms of the Paramount Agreements, Paramount will also provide the Company at a minimal cost with certain production-related services, including but not limited to film music licensing, archiving of film materials and credits as well as information technology oversight, participation and residual accounting and travel.

6. Significant Customer and Segment Information

Significant Customer.    Upon the effectiveness of the Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 92.3% and 73.3% of total revenue for the three- and two-month periods ended March 31, 2007 and 2006, respectively. During the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, Universal Studios, which acted as DreamWorks Studios distributor. Universal Studios (through its agreements with DreamWorks Studios) would have represented 80% of revenues for the one month ended January 31, 2006.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by Film.

The following is a summary of the Company’s revenue by film (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Flushed Away(1)	$1,214	$—
Over the Hedge	33,073	—
Wallace & Gromit: The Curse of the Were-Rabbit	9,406	—
Madagascar	6,423	30,655
Shark Tale	18,145	13,066
Shrek 2	17,466	4,390
Film Library / Other(2)	8,001	11,985

	$93,728	$60,096

(1)

This film was released on November 2, 2006. As of March 31, 2007, the cumulative distribution and marketing expenses incurred by Paramount for this film exceeded its gross revenues. Accordingly, pursuant to the terms of the Paramount Agreements, no revenue (other than merchandising and licensing) has been recorded by the Company associated with the direct exploitation of this film.

(2)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron and Sinbad: Legend of the Seven Seas. For the three months ended March 31, 2006, Sinbad: Legend of the Seven Seas revenue of $3.4 million has been reclassified to “Film Library/Other” to conform to the current-year presentation.

7. Related Party Transactions

Arrangement with Affiliate of a Stockholder.    The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder (see Note 9).

Distribution and Servicing Arrangements with DreamWorks Studios.    The DreamWorks Studios Distribution Agreement remained in effect through January 31, 2006. The Company incurred distribution fees payable to DreamWorks Studios of $3.7 million for the one-month period ended January 31, 2006.

The Company continues to provide services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. For the three month periods ended March 31, 2007 and 2006, revenue earned from licensing activities on behalf of DreamWorks Studios was not material.

Contribution from Controlling Stockholders.    Upon the effectiveness of the Paramount Agreements Paramount was required to pay the Company a $75.0 million signing bonus. Because the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and because the Company and DreamWorks Studios were effectively under common control up to the closing of the Acquisition, in the first quarter of 2006 the Company recorded the $75.0 million signing bonus received from Paramount, which is $48.7 million on an after-tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before tax, has been reflected in the accompanying statement of cash flows as a deemed contribution from controlling stockholders. The Company used the proceeds of the signing bonus to repay a $75.6 million advance, plus interest, to Universal Studios which the Company was contractually required to pay (see Note 4).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program.    In February 2007, the Company’s Board of Directors approved a stock repurchase program of the Company’s Class A common stock (“Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase up to an aggregate of $150 million of its outstanding Class A common stock through the period ending August 31, 2008. Repurchases, if any, may be made via open-market purchases, block trades, private transactions or such other transactions as the Company deems appropriate. As of March 31, 2007, the Company had repurchased approximately 1.2 million shares and had remaining authority to repurchase approximately $115 million of the Company’s outstanding shares pursuant to the Stock Repurchase Program.

Employee Equity Plans

Compensation Cost Recognized.    The Company recognizes stock-based compensation in accordance with the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under FAS 123R, the Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods. The Company has awarded some equity awards to senior management which are dependent upon the achievement of established sets of performance or market-based criteria.

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

The fair value of stock option grants or stock appreciation rights with service or performance-based vesting conditions is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the company’s dividend yield, volatility of the company’s stock, the risk-free interest rate and expected option term. As permitted by and outlined in Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment released by the SEC, the Company applies the simplified method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. The use of the simplified method is permissible only through December 31, 2007, after which time the Company will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. Estimates of the fair value of stock options are not intended to predict actual future events of the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123R.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in the Black-Scholes model for the three-months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	35%	40%
Risk-free interest rate	4.44%-4.46%	4.19%-4.74%
Expected term (in years)	6.0	6.7

For equity awards for which vesting is subject to market-based conditions (such as stock-price appreciation), the Company uses a Monte-Carlo simulation option-pricing model to determine the grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model as outlined above, however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.

The following tables set forth the number and weighted average fair value of equity awards granted during the three-month period ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)
2007
Stock appreciation rights	17	$11.25
Restricted stock	26	$26.67
2006
Stock appreciation rights	218	$11.99
Restricted stock	110	$24.98

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three-month period ended March 31, 2007 and 2006, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Total equity-based compensation	$9,554	$4,758
Tax impact(1)	(2,646)	(1,890)

Reduction in net income, net of tax	$6,908	$2,868

(1)	Tax impact is determined at the Company’s annual blended effective tax rate.

Compensation cost capitalized as a part of film costs was $0.8 million and $0.4 million for the three-month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $75.8 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.9 years.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $2.1 million net increase to reserves for uncertain tax positions as a decrease to opening retained earnings. As of January 1, 2007 (the adoption date of FIN 48), the Company had approximately $73.5 million of gross unrecognized tax benefits, of which $18.7 million would affect the Company’s effective tax rate if recognized. Also, if the $18.7 of gross unrecognized tax benefits were recognized, it would result in a $7.6 million increase in income tax benefit payable to shareholder relating to the Tax Basis Increase. The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes. As of January 1, 2007 and March 31, 2007, the Company had approximately $1.3 million and $1.6 million of accrued interest and penalties related to uncertain tax positions, respectively.

The provision for income taxes for the three months ended March 31, 2007 and 2006, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to stockholder as a result of the following:

	Three Months Ended March 31,
	2007	2006
	(unaudited)
U.S Federal statutory rate	35.0%	35.0%
U.S. state taxes, net of Federal benefit	0.2	—
Revaluation of deferred tax assets, net	(33.6)	(12.8)
Reserves and other	2.8	(0.2)

Effective tax rate	4.4%	22.0%

The Company’s federal income tax return for the period from October 27, 2004 through December 31, 2004 is currently under examination by the Internal Revenue Service (“IRS”). The Company’s California franchise tax returns for the years ended December 31, 2004 and December 31, 2005 are currently under examination by the Franchise Tax Board (“FTB”). The Company believes it has adequately provided for any adjustments which ultimately may result from these examinations. The tax period from October 27, 2004 through December 31, 2004 and tax years 2005 and 2006 remain subject to examination by taxing authorities.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Legal Proceedings

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained elsewhere in this Quarterly Report, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2006 Form 10-K which contains additional information concerning our business and financial statements. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC, including our 2006 Form 10-K and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

Our Business

Our business is primarily devoted to developing and producing computer-generated, or CG, animated feature films. Prior to October 27, 2004, we were a division of DreamWorks Studios and our operations were conducted through DreamWorks Studios. On October 27, 2004, we were spun off from DreamWorks Studios and, as a result, the animation business of DreamWorks Studios was transferred to DreamWorks Animation SKG, Inc., the entity through which we now conduct our business.

We have theatrically released a total of 13 animated feature films, seven of which have been CG animated feature films. We are currently producing six CG animated films that are expected to fill our release schedule in 2010 and beyond, including the fourth movie in the Shrek franchise which we expect to release in 2010. The following lists all of our films in various stages of pre-production and production that are expected to be released though 2009.

Title	Expected Release Date*
Shrek the Third	May 18, 2007
Bee Movie	November 2, 2007
Kung Fu Panda	May 2008
Madagascar: The Crate Escape	Fourth Quarter 2008
Monsters vs. Aliens	May 2009
How to Train Your Dragon	Fourth Quarter 2009

*	Release dates are tentative. Due to the uncertainties involved in the development and production of CG animated feature films, the date of their completion can be significantly delayed.

In addition, we are developing Shrek the Halls, a half-hour television Christmas special that will premiere in December 2007. Shrek the Halls will feature Shrek, Donkey, Fiona, Puss-in-Boots and other characters from our Shrek films in a holiday-themed tale.

Our Revenues and Costs

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in the following markets:

•

Theatrical and Home Entertainment—Our films are distributed in the worldwide theatrical and home entertainment markets by Paramount, our distributor and fulfillment service provider. International results are generally reported by Paramount on a 30-day lag. Paramount uses film receipts to recover the distribution and marketing expenses they incur for each film and to cover their 8% distribution fee. Accordingly, we only record revenue from our films to the extent it exceeds our distributor’s costs and distribution fee. As a result of the expected marketing and distribution costs that our distributor will incur and the structure of our distribution and servicing arrangements, our distributor may not report and, therefore, we may not recognize any revenue from the exploitation of our films’ for one to two quarters after the theatrical release of our films until a film has been released in the worldwide home entertainment and television markets.

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

•

Licensing/Merchandising—We generate royalty-based revenues from the licensing of our character and film elements to consumer product companies. Typically, these agreements provide us with a royalty based upon a percentage of net sales of the products. We also license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we generally receive promotional fees as well as the additional marketing benefits from cross-promotional opportunities. Because these activities are not subject to our distribution arrangements, we receive payment of licensing and merchandising revenues directly from third parties.

For a detailed description of our sources of revenues, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs—Sources of Revenue” in our 2006 Form 10-K.

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

•	Selling, General and Administrative Expenses—Our selling, general and administrative expenses consist primarily of salaries, employee benefits, rent and insurance and fees for professional services.

For a detailed description of our operating expenses, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs—Costs of Revenue” and “—Selling, General and Administrative Expenses” in our 2006 Form 10-K.

Because our films are distributed in foreign countries, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this Quarterly Report.

Our Distribution and Servicing Arrangements

Our films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively,

“Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We retain all other rights to exploit our films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Prior to January 31, 2006, including the one-month period ended January 31, 2006, we were party to a distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”). Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2006 Form 10-K for a discussion of our distribution and servicing arrangements with DreamWorks Studios and Paramount.

Pursuant to the Paramount Agreements, Paramount is also obligated to pay us annual cost reimbursements. We are allocating the total amount of these annual cost reimbursements equally to each of the new films we are delivering to Paramount under the Paramount Agreements. We are recognizing the amount allocated to each film, approximately $4.6 million, as revenue upon the release of that film. These annual cost reimbursements are guaranteed and independent from Paramount’s right to recoup its distribution and marketing costs for each film and as a result are recognized as revenue without regard to Paramount’s recoupment position for each film. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” of our 2006 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount.

In the ordinary course of reconciling balances with our distributor, we determined that the net balance with Paramount, as reflected in our unaudited consolidated balance sheets as of March 31, 2007 and prior periods, may be misstated. We believe that this misstatement relates to certain amounts due to DreamWorks Studios being overstated at the Separation Date and at the time that DreamWorks Studios was acquired by Viacom. We are in discussions with Paramount regarding this issue, but it has not been resolved. We currently believe that the resolution of this issue will not have a material impact on our financial condition or cash flows and will have no impact on our results of operations as the impact of any resolution would be to adjust stockholders’ equity.

Under the terms of the Paramount Distribution Agreement, Paramount has also agreed to provide us at a minimal cost with certain production-related services, including but not limited to film music licensing, archiving of film materials and credits as well as information technology oversight, participation and residual accounting and travel.

Seasonality

Our revenues fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis. For example, although Over the Hedge was theatrically released May 19, 2006, no revenue was reported by our distributor to us until the fourth quarter of 2006, because our distributor is entitled to first recover its marketing and distribution costs (including its distribution fee) before we can recognize any revenue generated from the exploitation of the film. In addition, revenues related to the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Operating revenue	$93.7	$60.1	$33.6	55.9%
Costs of revenue	53.4	27.0	(26.4)	(97.8)%
Selling, general and administrative expenses	25.8	18.7	(7.1)	(38.0)%

Operating income	14.5	14.4	0.1	0.7%
Interest income, net	6.3	4.8	1.5	31.3%
Other income, net	1.4	1.4	—	—%
Increase in income tax benefit payable to stockholder	(5.8)	(3.8)	(2.0)	(52.6)%

Income before income taxes	16.4	16.8	(0.4)	(2.4)%
Provision for income taxes	1.0	4.5	3.5	77.8%

Net income	$15.4	$12.3	$3.1	25.2%

Diluted net income per share	$0.15	$0.12	$0.03	25.0%

We periodically reassess the nature of our operating costs to determine if we should make changes to our future estimate of the allocation between amounts capitalized as part of film costs and amounts recorded as expense in our statement of operations. During the first quarter of 2007, in response to certain changes to our production process and organizational structure, we determined that certain operating costs (totaling $4.2 million on a pre-tax basis in the first quarter of 2007) incurred in 2007 and in future periods that, absent these changes, would have been capitalized as part of film costs in previous years should now be recorded as an expense. This change in estimate results in costs which had once been capitalized as film costs now being recognized as an expense in the period in which such costs are incurred.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

(1)

For each period shown, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year, “Preceding year theatrical releases” consists of revenues attributable to films released during the second preceding year and “All Other” consists of revenues attributable to films released during all previous periods as well as revenues from any other sources.

Operating Revenue.    For the three months ended March 31, 2007, our operating revenue was $93.7 million, an increase of $33.6 million, or 55.9%, as compared to $60.1 million for the three months ended March 31, 2006. As illustrated in the chart above, the film released during the second quarter of the respective preceding year individually contributed the most revenue for both the first quarter of 2007 and 2006. The increase in revenue in the first quarter of 2007 from the first quarter of 2006 is primarily related to stronger performance of the “All Other” titles (which, for the first quarter of 2007, includes Shark Tale and Shrek 2). In addition, in both the first quarter of 2007 and 2006, our distributor did not report to us and, therefore, we have not recorded revenue associated with the exploitation of either of the films released in the fourth quarter of the respective preceding year as the marketing and distribution costs for each of these films incurred by our distributor exceeded their gross revenues.

For the three months ended March 31, 2007, a variety of films across several markets contributed to our total revenue of $93.7 million: Over the Hedge, the single greatest source of revenue, contributed $33.1 million of revenue earned primarily in the worldwide home entertainment market; Shark Tale contributed $18.1 million of revenue earned primarily in the domestic network television market; and Shrek 2 contributed $17.5 million of revenue earned primarily in the international television market. In addition, Wallace and Gromit generated revenue of $9.4 million earned primarily in the home entertainment and international television markets and Madagascar contributed revenue of $6.4 million principally earned in the worldwide home entertainment market. Our other films, including our library titles, contributed revenues totaling $9.2 million generated in a variety of markets.

Operating revenue for the quarter ended March 31, 2006 was primarily driven by worldwide home entertainment sales of Madagascar. During the three months ended March 31, 2006, Madagascar generated total revenue of $30.7 million, including revenue earned through merchandising and licensing. Shark Tale contributed additional revenue of $13.1 million earned in the international pay television and worldwide home entertainment markets and Shrek 2 contributed additional revenue of $4.4 million earned through merchandising and licensing. Our other films contributed $11.9 million of revenue generated in a variety of markets.

Costs of Revenue.    Costs of revenue increased by $26.4 million, or 97.8%, to $53.4 million for the three months ended March 31, 2007. Amortization for released films as a percentage of film revenue in the three months ended March 31, 2007 was 52.3%, compared to 43.5% for the three months ended March 31, 2006. The increase in amortization as a percentage of film revenue for the three months ended March 31, 2007 was primarily due to the change in the mix of films earning revenue. The primary source of revenue for the first quarter of 2007 was Over the Hedge, which, due to the size of its total revenue to be received from all sources (“Ultimate Revenue”) in comparison to its capitalized costs, had a higher rate of amortization as compared to Madagascar, the primary source of revenue for the first quarter of 2006.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $7.1 million to $25.8 million (including $9.6 million of stock compensation expense which is discussed in the following paragraph) for the three months ended March 31, 2007 from $18.7 million (including a stock compensation expense of $4.8 million) for the three months ended March 31, 2006. The $2.3 million increase in selling, general and administrative expenses (other than stock compensation expense which is discussed in the following paragraph) is primarily related to the company-wide incentive bonus plan and DreamWorks Studios vacating office space previously sub-leased from us. The increase in costs was partially offset by lower outside legal fees and reduced professional consulting services.

Stock compensation expense was $9.6 million for the quarter ended March 31, 2007, as compared to $4.8 million for the same period for 2006. The increase in stock compensation expense resulted primarily from a higher anticipated probability of achieving specified cumulative performance goals associated with certain executive officers’ grants of restricted stock. As of March 31, 2007, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $75.8 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.9 years.

Operating Income.    Operating income for the three months ended March 31, 2007 was $14.5 million and remained essentially unchanged from that of $14.4 million for the comparable period of 2006. The increase of $33.6 million in operating revenue for the quarter ended March 31, 2007 was largely offset by increased selling, general and administrative costs and higher film amortization cost.

Interest Income (Net of expense).    For the three months ended March 31, 2007, total interest income was $6.8 million, an increase of $1.5 million or 28.3% from $5.3 million for the same period of 2006. The increase was primarily a result of the combination of higher interest rates and higher balances of cash and cash equivalents. Total interest expense for each of the three months ended March 31, 2007 and 2006 was $0.5 million. Interest expense associated with existing financing arrangements was slightly higher during the quarter ended March 31, 2007 due to higher interest rates. This increase in expense was offset by a decrease of $0.6 million as a result of the full repayment of an interest-bearing advance in January 2006.

Interest expense capitalized to production film costs for the three months ended March 31, 2007, was $2.3 million and remained principally unchanged from that for the same period of 2006.

Other Income (Net of expense).    For the three months ended March 31, 2007, total other income was $1.4 million, consisting entirely of income recognized in connection with preferred vendor arrangements. This amount remained unchanged from that reported for the comparable period of 2006.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of our separation from DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed in Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, we are obligated to remit to such affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. Each quarter we review our deferred tax assets based on their estimated year-end value. During the quarter ended March 31, 2007, as a result of our review, we revalued our deferred tax assets and determined that more deductions in future years will be realized from the Tax Basis Increase than previously estimated. Accordingly, we have recorded an expense of $5.8 million to increase the income tax benefit payable to stockholder for the three months ended March 31, 2007.

During the quarter ended March 31, 2006 we revalued our deferred tax assets and determined that more deductions in future years will be realized from the Tax Basis Increase than previously estimated. Accordingly, we recorded an expense of $3.8 million to increase the income tax benefit payable to stockholder for the three months ended March 31, 2006.

Provision for Income Taxes.    For the three months ended March 31, 2007 and 2006, we recorded a provision for income taxes of $1.0 million and $4.5 million, respectively. Our effective tax rate (as a percentage of income before income taxes and before increase in income tax benefit payable to stockholder) was 4.4% and 22.0% for the three months ended March 31, 2007 and 2006, respectively. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. See Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision for income taxes.

Net Income.    Net income for the three months ended March 31, 2007 was $15.4 million or $0.15 per diluted share. This compared favorably to a net income of $12.3 million, or $0.12 net income per diluted share, in the corresponding period in 2006.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements:

	Balance Outstanding (in thousands)			Interest Rate as of March 31, 2007		Interest Cost (in millions)
	March 31, 2007	December 31, 2006	Maturity Date			Three Months Ended March 31,
						2007		2006
Animation Campus Financing(1)	$73,000	$73,000	October 2009	5.30%		$1.2		$1.0
Revolving Credit Facility	$—	$—	October 2009	0.75	%(2)	$0.4	(2)	$0.4	(2)
HBO Subordinated Notes(3)	$50,000	$50,000	November 2007	5.86%		$1.1		$1.0

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

(3)

The subordinated notes are recorded net of a discount of $1.1 million and $1.4 million as of March 31, 2007 and December 31, 2006, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement. The subordinated notes are expected to be repaid in November 2007.

For a more detailed description of our various financing arrangements, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2006 Form 10-K.

In addition, in January 2006, we were required to repay an advance due to Universal Studios Inc. (“Universal Studios”), plus interest, totaling approximately $75.6 million in connection with the termination of its distribution and servicing arrangements with DreamWorks Studios. We repaid such amount in January 2006 using the proceeds of a $75.0 million signing bonus received from Paramount in connection with the Paramount Agreements. For further discussion, please see Note 7 to our unaudited consolidated financial statements.

As of March 31, 2007 we were in compliance with all applicable debt covenants.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2006 Form 10-K.

As of March 31, 2007 we had non-cancelable talent commitments totaling approximately $7.1 million that are payable over the next five years.

Liquidity and Capital Resources

The Company’s operating activities for the three months ended March 31, 2007 generated adequate cash to meet our operating needs. As of March 31, 2007 we had cash and cash equivalents totaling $558.9 million, a $52.6 million increase compared to $506.3 million at December 31, 2006. The principal components of the change in cash and cash equivalents were cash generated from operating activities of $88.0 million, which was partially offset by repurchases of $35.2 million of our Class A common stock pursuant to a stock repurchase program and $0.7 million invested in equipment. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Three months ended
	March 31, 2007	March 31, 2006
	(in thousands)
Net cash provided by operating activities	$88,025	$102,256
Net cash used in investing activities	(650)	(652)
Net cash provided by (used in) financing activities	(34,793)	72

Net cash provided by operating activities for the first three months of 2007 was $88.0 million and was primarily attributable to collection of revenue associated with Over the Hedge’s worldwide home entertainment sales and to a lesser extent the collection of television and home entertainment revenues for Madagascar and Shrek 2. The operating cash provided during the first three months of 2007 was offset by a $22.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2006 from the Tax Basis Increase, film production spending and contingent compensation. Net cash provided by operating activities for the first three months of 2006 was $102.3 million and was primarily attributable to collection of revenue from Madagascar’s continuing worldwide home entertainment sales, partially offset by a $30 million payment to an affiliate of a stockholder related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and contingent compensation.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $0.7 million for both periods, resulting primarily from the investment in equipment.

Net cash used in financing activities for the three months ended March 31, 2007 was $34.8 million and net cash provided by financing activities for the three months ended March 31, 2006 was approximately $0.1 million. For the three months ended March 31, 2007, net cash used in financing activities was primarily comprised of repurchases of our Class A common stock totaling $35.2 million made pursuant to a stock repurchase program approved by our Board of Directors in February 2007 (“Stock Repurchase Program”). As of March 31, 2007, we had remaining authority to repurchase approximately $115 million of our outstanding shares pursuant to the Stock Repurchase Program. For the three months ended March 31, 2006, net cash used in financing activities consisted mainly of a $75.0 million advance repayment and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock from the respective employees. This use of cash in financing activities was largely offset by cash provided by financing activities consisting primarily of the $75.0 million signing bonus received from Paramount pursuant to terms of the Paramount Agreements.

For the remainder of 2007, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $193 million. In addition, in the fourth quarter of 2007 we expect to repay in full the $50.0 million of subordinated debt due to Home Box Office, Inc. (“HBO”). We also currently expect in 2007 that either we will remit to Paramount approximately $50 million to $75 million or that they will deduct such amount from receipts due to us in the ordinary course of business under the Paramount Agreements. This amount relates primarily to excess cash remitted to us by our distributor in periods ending on or before March 31, 2007 and which we have recorded as a liability within the receivable from Paramount as of March 31, 2007.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of stock options and other equity awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 2 of the Consolidated Financial Statements in the 2006 Form 10-K.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported by our distributor, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. International results are generally reported by our distributor a month in arrears.

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

Film Cost Amortization

Once a film is released, the amount of film costs relating to that film, contingent compensation and residual costs are amortized and included in costs of revenue in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining Ultimate Revenue for each film as of the beginning of the current fiscal period under the individual-film-forecast-computation method in accordance with the provision of the SOP. The amount of film costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. Amortization costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write-downs of film costs due to changes in the estimated fair value of unamortized film costs.

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

Stock-Based Compensation

We record employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. As permitted by and outlined in Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”) released by the SEC, we apply the simplified method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. The use of the simplified method is permissible only through December 31, 2007, after which time we will be required to use another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, we recognized a $2.1 million net increase to reserves for uncertain tax positions as a decrease to opening retained earnings. As of January 1, 2007 (the adoption date of FIN 48), we had approximately $73.5 million of gross unrecognized tax benefits, of which $18.7 million would affect the Company’s effective tax rate if recognized. Also, if the $18.7 million of gross unrealized tax benefits were recognized, it would result in a $7.6 million increase in income tax benefit payable to shareholder relating to the Tax Basis Increase. We continue to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes. As of January 1, 2007 and March 31, 2007, we had approximately $1.3 million and $1.6 million of accrued interest and penalties related to uncertain tax positions, respectively. The tax period from October 27, 2004 through December 31, 2004 and tax years 2005 and 2006 remain subject to examination by taxing authorities.

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

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency, and credit risks, please see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our 2006 Form 10-K. Exposure to our interest rate, foreign currency and credit risks have not changed materially since December 31, 2006.

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

The scope of our assessment of our internal controls over financial reporting includes our internal controls that monitor the accuracy, completeness and timeliness of information reported to us by our third party distribution partner. While we are working closely with our distributor to understand and potentially enhance their processes impacting our internal controls over financial reporting, we cannot guarantee that they have sufficient internal controls over the accuracy, completeness and timeliness of information reported to us. For a further discussion, please see our 2006 Form 10-K under Part I, Item 1A “Risk Factors—Internal control assessments at our third party distributor and service provider could result in deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting.”

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of Legal Proceedings in Note 10 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

Information concerning certain risks and uncertainties appears in “Forward-Looking Statements” of this Quarterly Report, and Part I, Item 1A “Risk Factors” of the Company’s 2006 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2006 Form 10-K or filings subsequently made with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for the three months ended March 31, 2007.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(3)	Maximum Number (or approximate dollar value) of Shares That May Yet be Purchased Under the Plan or Program(3)
January 1–January 31, 2007	9,773	(1)	$29.55	N/A	N/A
February 1–February 28, 2007	4,893	(1)	$26.80	N/A	N/A
March 1–March 31, 2007	1,220,722	(2)	$28.41	1,220,400	$115,000,000

Total	1,235,388		$28.41	1,220,400	$115,000,000

(1)	Represents stock repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.
(2)	Includes 322 shares repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.
(3)

On February 28, 2007, the Company disclosed that its Board of Directors had approved a stock repurchase program. Under this program, the Company may repurchase up to an aggregate of $150 million of its outstanding Class A common stock through the period ending August 31, 2008.

Items 3 and 4 are not applicable and have been omitted.

Item 5.	Other Information

Election of Lewis W. Coleman as Chief Accounting Officer

On April 26, 2007, the Company’s Board of Directors voted to elect Lewis W. Coleman as Chief Accounting Officer effective as of May 4, 2007 upon the departure of William E. Losch, the Company’s current Chief Accounting Officer. Mr. Coleman has also served as President since December 2005 and as Chief Financial Officer since February 2007 and will continue in those roles. Mr. Coleman is also a director of the Company. Mr. Coleman’s biographical information is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) under the heading “Executive Officers of the Registrant.”

The Company and Mr. Coleman have previously entered into an employment agreement dated as of December 5, 2005, pursuant to which Mr. Coleman is compensated for his services to the Company. The employment agreement was filed as an exhibit to the Form 10-K. The material terms and conditions of the employment agreement were contained in the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 30, 2007.

Other than pursuant to Mr. Coleman’s employment agreement, there are no transactions between the Company and Mr. Coleman that are reportable under Item 404(a) of Regulation S-K. No “family relationship,” as that term is defined in Item 401(d) of Regulation S-K, exists among Mr. Coleman and any director, nominee for election as a director or executive officer of the Company. There were no new plans, contracts or arrangements or any amendments to any plans, contracts or arrangements entered into with Mr. Coleman in connection with his appointment as Chief Accounting Officer, nor were there any grants or awards made to Mr. Coleman in connection therewith.

Item 6.	Exhibits

Exhibit 10.1	Form of Restricted Stock Unit Award Agreement (Time Vested).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: May 1, 2007	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Form of Restricted Stock Unit Award Agreement (Time Vested).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.