Form 10-Q
period 2007-06-30
DreamWorks Animation SKG, Inc.
filed 2007-08-01
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of June 30, 2007, there were 89,140,200 shares of Class A common stock, 15,341,462 shares of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions made by management. Such statements include, in particular, statements about our plans, strategies and prospects. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect(s),” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements as a result of various factors, including but not limited to those risks and uncertainties listed under Part I, Item 1A—”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), which should be read in conjunction with this Quarterly Report (as updated by Item 1A, “Risk Factors,” in Part II of this Quarterly Report), in our other filings with the Securities and Exchange Commission (the “SEC”) or in materials incorporated therein by reference.

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

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$483,580	$506,304
Trade accounts receivable, net of allowance for doubtful accounts	3,269	1,208
Receivable from Paramount, net of reserve for returns and allowances for doubtful accounts	147,793	122,403
Film costs, net	558,828	502,440
Property, plant, and equipment, net of accumulated depreciation and amortization	81,550	83,416
Deferred taxes, net	20,117	3,590
Goodwill	34,216	34,216
Prepaid expenses and other assets	62,396	26,892

Total assets	$1,391,749	$1,280,469

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	4,940	5,021
Payable to stockholder	10,075	6,436
Accrued liabilities	86,251	52,516
Income taxes payable	32,531	3,173
Advances and unearned revenue	49,100	57,164
Obligations under capital leases	880	1,335
Bank borrowings and other debt	119,324	118,615

Total liabilities	303,101	244,260
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 91,129,093 and 90,694,412 shares issued, as of June 30, 2007 and December 31, 2006, respectively	911	907
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 15,341,462 and 15,677,462 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	153	157
Class C common stock, par value $.01 per share, one share authorized and issued and outstanding	—	—
Additional paid-in capital	778,921	757,484
Retained earnings	361,578	286,525
Less: Treasury stock, at cost, 1,988,893 and 391,139 shares, as of June 30, 2007 and December 31, 2006, respectively	(55,856)	(11,805)

Total stockholders’ equity	1,085,707	1,033,268

Total liabilities and stockholders’ equity	$1,391,749	$1,280,469

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Operating revenue	$222,471	$74,886	$316,199	$134,982
Costs of revenue	110,645	40,501	164,124	67,455

Gross profit	111,826	34,385	152,075	67,527
Selling, general and administrative expenses	27,466	21,263	53,236	39,970

Operating income	84,360	13,122	98,839	27,557
Interest income, net	6,382	5,756	12,653	10,522
Other income, net	1,439	1,481	2,883	2,941
Increase in income tax benefit payable to stockholder	(23,909)	(3,825)	(29,726)	(7,615)

Income before income taxes	68,272	16,534	84,649	33,405
Provision for income taxes	6,494	2,870	7,471	7,413

Net income	$61,778	$13,664	$77,178	$25,992

Basic net income per share	$0.61	$0.13	$0.75	$0.25
Diluted net income per share	$0.60	$0.13	$0.75	$0.25
Shares used in computing net income per share
Basic	102,052	103,303	102,716	103,247
Diluted	102,466	103,563	103,105	103,618

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Operating activities
Net income	$77,178	$25,992
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	154,908	64,766
Stock compensation expense	19,150	11,183
Depreciation and amortization	4,691	4,180
Revenue earned against advances and unearned revenue	(47,690)	(25,951)
Deferred taxes, net	(12,383)	50,194
Change in operating assets and liabilities:
Trade accounts receivable	(2,061)	8,641
Receivable from Distributor for Distribution and Services Agreements	(25,390)	152,930
Film costs	(211,255)	(132,579)
Prepaid expenses and other assets	(36,427)	(10,075)
Payable to stockholder	7,802	(22,300)
Accounts payable and accrued expenses	33,532	(167)
Income taxes	18,455	(43,449)
Advances and unearned revenue	41,394	40,630

Net cash provided by operating activities	21,904	123,995

Investing activities
Purchases of property, plant, and equipment	(1,370)	(849)

Net cash used in investing activities	(1,370)	(849)

Financing Activities
Payments on capital leases	(455)	(420)
Receipts from exercise of stock options	573	654
Excess tax benefits from employee equity awards	674	175
Purchase of treasury stock	(44,050)	(403)
Paramount signing bonus deemed a contribution from controlling stockholders	—	75,000
Repayment of Universal Studios advance	—	(75,000)

Net cash provided by (used in) financing activities	(43,258)	6

Increase (decrease) in cash and cash equivalents	(22,724)	123,152
Cash and cash equivalents at beginning of period	506,304	403,796

Cash and cash equivalents at end of period	$483,580	$526,948

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$724	$494

Cash paid during the period for interest, net of amounts capitalized	$85	$76

Supplemental disclosure of non-cash operating activities:
Transfer on January 31, 2006 of net receivable from affiliate to Paramount for Distribution and Services Agreements	$—	$102,509

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

Basis of Presentation and Use of Estimates

The consolidated financial statements of DreamWorks Animation present the stand-alone financial position, results of operations and cash flows of DreamWorks Animation and include the accounts of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2006, was derived from audited financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and the Company’s Current Report on Form 8-K dated July 31, 2007.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair-value measure for recognition or disclosure purposes under GAAP. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both FAS 157 and FAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 157 and FAS 159 will have, if any, on its consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Numerator:
Net income	$61,778	$13,664	$77,178	$25,992
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares	104,541	105,994	105,205	105,938
Unvested restricted stock subject to repurchase	(2,489)	(2,691)	(2,489)	(2,691)

Denominator for basic calculation	102,052	103,303	102,716	103,247

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options\stock appreciation rights	166	191	172	211
Restricted stock awards	248	69	217	160

Denominator for diluted calculation	102,466	103,563	103,105	103,618

Net income per share—basic	$0.61	$0.13	$0.75	$0.25
Net income per share—diluted	$0.60	$0.13	$0.75	$0.25

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock and stock appreciation rights, and weighted average number of shares of restricted common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive. In addition, the table sets forth the weighted average number of equity awards subject to performance conditions, which were also not included in the calculation of diluted net income per share because the number of shares that will be ultimately issued in future periods is contingent upon the Company’s performance against measures established for the performance period:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2007	2006	2007	2006
Options to purchase shares of common stock and stock appreciations rights	2,553	2,003	2,552	2,215
Equity awards subject to performance conditions	1,849	1,849	1,849	1,789

Total	4,402	3,852	4,401	4,004

3. Film Costs

The following is an analysis of film costs (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
In release, net of amortization	$272,434	$213,664
In production:
Animated feature films	233,856	247,298
Television special	17,996	7,855
In development	34,542	33,623

Total film costs	$558,828	$502,440

The Company anticipates that 60% and 86% of “in release” film costs as of June 30, 2007 will be amortized over the next 12 months and three years, respectively. Each period in the ordinary course of business, the Company reassesses the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenues”). A change in estimate of Ultimate Revenues for any given film impacts the timing of that film’s amortization in the current and future periods. For the six-month period ended June 30, 2007, the change in estimate of Ultimate Revenues for several of the Company’s previously released films resulted in an increase in net income of approximately $9.4 million (net of a $4.4 million tax impact) or $0.09 per basic and diluted per share.

As of June 30, 2007, the Company’s accrued compensation and residual costs totaled $28.5 million. The Company currently estimates that it will pay approximately $16.7 million of such costs in the next 12 months.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements:

	Balance Outstanding (in thousands)				Maturity Date	Interest Rate as of June 30, 2007		Interest Cost (in millions)
								Three Months Ended June 30,				Six Months Ended June 30,
	June 30, 2007		December 31, 2006					2007		2006		2007		2006
Animation Campus Financing(1)	$73,000	(1)	$73,000	(1)	October 2009	5.31%		$1.2		$1.1		$2.4		$2.1
Revolving Credit Facility	$—		$—		October 2009	0.75	%(2)	$0.4	(2)	$0.4	(2)	$0.8	(2)	$0.8	(2)
HBO Subordinated Notes(3)	$50,000		$50,000		November 2007	5.86%		$1.1		$1.0		$2.2		$2.0

(1)

In connection with the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” the special-purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million non-controlling minority interest.

(2)

The Company has a revolving credit facility with a number of banks. There was no debt outstanding for the respective periods. This rate represents a commitment fee which the Company is required to pay on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when amounts drawn are greater than or equal to fifty-percent of the aggregate commitments under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.

(3)

The subordinated notes are recorded net of a discount of $0.7 million and $1.4 million as of June 30, 2007 and December 31, 2006, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement.

On June 29, 2007, the Company elected, under the terms of its revolving credit facility, to reduce the aggregate commitment of the credit facility from $200 million to $100 million. No other terms of the agreement were modified. Accordingly, the Company recorded $0.5 million of additional interest expense, which represented fifty-percent of the remaining unamortized deferred costs associated with the establishment of the credit facility, in the statement of operations for the three- and six- month periods ended June 30, 2007.

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

As of June 30, 2007 the Company was in compliance with all applicable debt covenants.

Interest Capitalized to Film Costs.    Interest capitalized to film costs during the three months ended June 30, 2007 and 2006 totaled $2.3 million and $2.2 million, respectively, and for the six months ended June 30, 2007 and 2006 totaled $4.6 million and $4.7 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its animated feature films and direct-to-video films, including contingent compensation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third- party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company recognizing any revenue. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount and their affiliates to recoup its expenses under the Paramount Agreements, Paramount and its affiliates will not be entitled to recoup those costs from proceeds of the Company’s other feature films or direct-to-video films, and the Company will not be required to repay Paramount or its affiliates for such amounts.

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

In the ordinary course of reconciling balances with its distributor in a prior period, the Company determined that the net balance with Paramount, as reflected in the accompanying consolidated balance sheets as of June 30, 2007 and prior periods, may be misstated. The Company believes that this misstatement relates to certain amounts due to DreamWorks Studios being overstated at the time the Company was spun off from DreamWorks Studios and at the time that DreamWorks Studios was acquired by Viacom. The Company and Paramount are in discussions regarding this issue, but it has not been resolved. The Company currently believes that the resolution of this issue will not have a material impact on its financial condition or cash flows and will have no impact on its results of operations as the impact of any resolution would be to adjust stockholders’ equity.

Paramount: Other Services and Information.    As of June 30, 2007, the Company provided limited office space and telecommunications support to Paramount and Paramount continued to provide the Company with minimal storage facility space and corporate aircraft services pursuant to the terms of a services agreement and

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an aircraft time-share agreement originally entered into with DreamWorks Studios. The Company incurred costs from Paramount for the three months ended June 30, 2007 and 2006, totaling $0.3 million and $1.2 million, respectively, and for the six months ended June 30, 2007 and 2006, totaling $0.6 million and $2.9 million, respectively. For the three and six months ended June 30, 2007, the amount Paramount was charged by the Company was not material. For the three and six months ended June 30, 2006, Paramount was charged costs from the Company totaling $1.0 million and $2.0 million, respectively. In addition, under the terms of the Paramount Agreements, Paramount will also provide the Company at a minimal cost with certain production-related services, including but not limited to film music licensing, archiving of film materials and credits as well as information technology oversight, participation and residual accounting and travel.

6. Significant Customer and Segment Information

Significant Customer.    Upon the effectiveness of the Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 87% and 84% of total revenue for the three-month periods ended June 30, 2007 and 2006, respectively, and 84% and 82% of total revenue for the six- and five-month periods ended June 30, 2007 and 2006, respectively. During the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, Universal Studios, which acted as DreamWorks Studios distributor. Universal Studios (through its agreements with DreamWorks Studios) would have represented 80% of revenues for the one month ended January 31, 2006.

Revenue by Film.

The following is a summary of the Company’s revenue by film (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Shrek the Third	$109,098	$—	$109,098	$—
Flushed Away	12,358	—	13,572	—
Over the Hedge	26,856	10,693	59,929	10,693
Wallace & Gromit: The Curse of the Were-Rabbit	14,705	3,351	24,111	3,351
Madagascar	12,663	37,855	19,086	68,510
Shark Tale	10,664	9,556	28,809	22,622
Film Library/Other(1)	36,127	13,431	61,594	29,806

	$222,471	$74,886	$316,199	$134,982

(1)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas and Shrek 2. For the three and six months ended June 30, 2006, Sinbad: Legend of the Seven Seas revenue of $5.6 million and $9.1 million, respectively, and Shrek 2 revenue of $1.6 million and $6.0 million, respectively, have been reclassified to “Film Library/Other” to conform to the current-year presentation.

7. Related Party Transactions

Arrangement with Affiliate of a Stockholder.    The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder (see Note 10).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution and Servicing Arrangements with DreamWorks Studios.    The DreamWorks Studios Distribution Agreement remained in effect through January 31, 2006. The Company incurred distribution fees payable to DreamWorks Studios of $3.7 million for the one-month period ended January 31, 2006.

The Company continues to provide services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. For the three and six month periods ended June 30, 2007 and 2006, revenue earned from licensing activities on behalf of DreamWorks Studios was not material.

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

8. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program.    In February 2007, the Company’s Board of Directors approved a stock repurchase program of the Company’s Class A common stock (“Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may repurchase up to an aggregate of $150 million of its outstanding Class A common stock through the period ending August 31, 2008. Repurchases, if any, may be made via open-market purchases, block trades, private transactions or such other transactions as the Company deems appropriate. As of June 30, 2007, the Company had repurchased approximately 1.5 million shares and had remaining authority to repurchase approximately $106.6 million of the Company’s outstanding shares pursuant to the Stock Repurchase Program.

Class B Common Stock Conversion

Conversion of Class B Common Stock.    In May 2007, 336,000 shares of the Company’s Class B common stock were converted into an equal amount of shares of the Company’s Class A common stock at the request of the stockholder who owned such shares. This transaction had no impact on the total amount of the Company’s shares outstanding.

9. Employee Benefit Plans

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The assumptions used in the Black-Scholes model for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three and Six Months Ended June 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	35%	35%-40%	(1)
Risk-free interest rate	4.44-4.54%	4.19%-5.01%
Expected term (in years)	6.0	6.6

(1)	The Company utilized an expected volatility of 35% for the three months ended June 30, 2006 and 40% for the three months ended March 31, 2006.

For equity awards subject to market-based vesting conditions (such as stock-price appreciation), the Company uses a Monte-Carlo simulation option-pricing model to determine the grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model as outlined above, however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the number and weighted average fair value of equity awards granted during the three-and six-month periods ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	Number Granted	Weighted Average Fair Value	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)		(in thousands)
2007
Stock appreciation rights	17	$12.67	34	$11.95
Restricted stock	25	$29.83	51	$28.23
2006
Stock appreciation rights	5	$10.50	140	$12.38
Restricted stock	10	$25.85	211	$24.32

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June, 2007 and 2006, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Total equity-based compensation	$9,595	$6,426	$19,150	$11,183
Tax impact(1)	(3,042)	(2,335)	(6,070)	(4,064)

Reduction in net income	$6,553	$4,091	$13,080	$7,119

(1)	Tax impact is determined at the Company’s annual blended effective tax rate.

Compensation cost capitalized as a part of film costs was $0.9 million and $0.4 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $1.6 million and $0.8 million for the six-month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $67.9 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.7 years.

Other Employee Benefit Plans

On June 7, 2007, the Company approved the adoption of the Special Deferral Election Plan (the “Plan”), a non-qualified deferred compensation plan. The Plan, which is effective as of July 1, 2007, is available for selected employees of the Company and its subsidiaries.

10. Income Taxes

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $2.1 million net increase to reserves for uncertain tax positions as a decrease to opening retained earnings. As of January 1, 2007 (the adoption date of FIN 48), the Company had approximately $73.5 million of gross unrecognized tax benefits, of which $18.7 million would affect the Company’s effective tax rate if recognized. Also, if the $18.7 million of gross unrecognized tax benefits were recognized, it would result in a $7.6 million increase in income tax benefit payable to shareholder relating to the Tax Basis Increase. The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes. As of January 1, 2007 and June 30, 2007, the Company had approximately $1.3 million and $1.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The provision for income taxes for the three and six months ended June 30, 2007 and 2006, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to stockholder as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.4	3.3	1.2	3.3
Revaluation of deferred tax assets, net	(30.5)	(24.0)	(31.1)	(20.9)
Reserves and other	1.1	(0.2)	1.4	0.7

Effective tax rate	7.0%	14.1%	6.5%	18.1%

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

11. Legal Proceedings

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

Our Revenues and Costs

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in the following markets:

•

Theatrical and Home Entertainment—Our films are distributed in the worldwide theatrical and home entertainment markets by Paramount, our distributor and fulfillment service provider. International results are generally reported to us by Paramount on a 30-day lag. Paramount uses film receipts to recover the distribution and marketing expenses they incur for each film and to cover their 8% distribution fee. Accordingly, we only record revenue from our films to the extent it exceeds our distributor’s costs and distribution fee. As a result of the expected marketing and distribution costs that our distributor will incur and the structure of our distribution and servicing arrangements, our distributor may not report to us and, therefore, we may not recognize any revenue from the exploitation of our films’ for several quarters after the theatrical release of our films.

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

In the ordinary course of reconciling balances with our distributor in a prior period, we determined that the net balance with Paramount, as reflected in our unaudited consolidated balance sheets as of June 30, 2007 and prior periods, may be misstated. We believe that this misstatement relates to certain amounts due to DreamWorks Studios being overstated at the Separation Date and at the time that DreamWorks Studios was acquired by Viacom. We are in discussions with Paramount regarding this issue, but it has not been resolved. We currently believe that the resolution of this issue will not have a material impact on our financial condition or cash flows and will have no impact on our results of operations as the impact of any resolution would be to adjust stockholders’ equity.

Under the terms of the Paramount Distribution Agreement, Paramount has also agreed to provide us at a minimal cost with certain production-related services, including but not limited to film music licensing, archiving of film materials and credits as well as information technology oversight, participation and residual accounting and travel.

Seasonality

Our revenues fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. For example, although Flushed Away was theatrically released on November 3, 2006, no revenue was reported to us by our distributor until the second quarter of 2007, because our distributor is entitled to first recover its marketing and distribution costs (including its distribution fee) before we can recognize any revenue generated from the exploitation of the film. Conversely, our distributor reported revenue for our most recent theatrical release, Shrek the Third released on May 18, 2007, during the same quarter as its theatrical release as a result of the film’s strong domestic theatrical performance. In addition, international results are generally reported to us by our distributor on a 30-day lag. Furthermore, revenues related to the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Operating revenue	$222.5	$74.9	$147.6	197.1%	$316.2	$135.0	$181.2	134.2%
Costs of revenue	110.6	40.5	(70.1)	(173.1)%	164.1	67.4	(96.7)	(143.5)%
Selling, general and administrative expenses	27.5	21.3	(6.2)	(29.1)%	53.2	40.0	(13.2)	(33.0)%

Operating income	84.4	13.1	71.3	544.3%	98.9	27.6	71.3	258.3%
Interest income, net	6.4	5.8	0.6	10.3%	12.6	10.5	2.1	20.0%
Other income, net	1.4	1.5	(0.1)	(6.7)%	2.9	2.9	—	—%
Increase in income tax benefit payable to stockholder	(23.9)	(3.8)	(20.1)	(528.9)%	(29.7)	(7.6)	(22.1)	290.8%

Income before income taxes	68.3	16.6	51.7	311.4%	84.7	33.4	51.3	153.6%
Provision for income taxes	6.5	2.9	(3.6)	(124.1)%	7.5	7.4	(0.1)	(1.4)%

Net income	$61.8	$13.7	$48.1	351.1%	$77.2	$26.0	$51.2	196.9%

Diluted net income per share	$0.60	$0.13	$0.47	361.5%	$0.75	$0.25	$0.50	200.0%

We periodically reassess the nature of our operating costs to determine if we should make changes to our future estimate of the allocation between amounts capitalized as part of film costs and amounts recorded as expense in our statement of operations. During the first quarter of 2007, in response to certain changes to our production process and organizational structure, we determined that certain operating costs (totaling $4.8 million and $9.0 million on a pre-tax basis for the three- and six-month periods ended June 30, 2007, respectively) incurred in 2007 and in future periods that, absent these changes, would have been capitalized as part of film costs in previous years should now be recorded as an expense. This change in estimate results in costs which had once been capitalized as film costs now being recognized as an expense in the period in which such costs are incurred.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

(1)

For each period shown, “Current year theatrical releases” consists of revenues attributable to films released during the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year and “All Other” consists of revenues attributable to films released during all previous periods as well as revenues from any other sources.

Operating Revenue.    For the three months ended June 30, 2007, our operating revenue was $222.5 million, an increase of $147.6 million, or 197.1%, as compared to $74.9 million for the three months ended June 30, 2006. As illustrated in the chart above, the increase in revenue in the second quarter of 2007 from the second quarter of 2006 is primarily related to Shrek the Third’s strong performance in the domestic theatrical market. As a result of Shrek the Third’s significant domestic theatrical box-office receipts, our distributor reported revenue to us in the same period as the film’s theatrical release because Shrek the Third’s gross revenues exceeded the marketing and distribution costs incurred by our distributor. In the second quarter of 2006, as more historically typical for our films in the quarter of their initial theatrical release, no revenue was reported to us by our distributor directly associated with the May 2006 theatrical release, Over the Hedge. Also contributing to the period-over-period increase in revenue was the continued growth in the size of our film library as reflected by the stronger performance of our “All Other” titles in 2007 (which, for the second quarter of 2007, includes Madagascar, Shark Tale and Shrek 2).

For the second quarter of 2007, a variety of films across several markets contributed to our total revenue of $222.5 million: Shrek the Third, the single greatest source of revenue, contributed $109.1 million of revenue earned in the domestic theatrical market and ancillary markets (which includes merchandising and licensing); Over the Hedge contributed $26.9 million of revenue earned largely in the domestic pay television market; Flushed Away, our 2006 fourth quarter theatrical release, generated revenue in a variety of markets totaling $12.4 million; and Shark Tale contributed $10.7 million of revenue earned mostly in the international television market. In addition, Wallace & Gromit and Madagascar generated revenue of $14.7 million and $12.7 million, respectively, attributable primarily to the worldwide home entertainment market. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios Inc. (“Universal Studios”) to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for this quarter for Wallace & Gromit and Madagascar, and to a lesser extent some of our other films, increased by $25.5 million as a result of a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs. This change in estimate partially contributed to the change in estimated total revenue to be received from all sources (“Ultimate Revenue”) which is discussed below in “Costs of Revenue.” Our other films, including our library titles, contributed revenues totaling $36.0 million generated in a variety of markets.

For the second quarter of 2006, a variety of films across several markets contributed to our total revenue of $74.9 million. Madagascar’s revenue, which contributed the most significant portion of our revenue for the quarter, totaled $37.9 million earned in the domestic pay television, worldwide home entertainment, and ancillary markets. As is historically typical for our films in the quarter of their initial theatrical release, no revenue was reported to us by our distributor directly associated with Over the Hedge during the second quarter of 2006. However, Over the Hedge did generate $10.7 million of ancillary revenue comprised of merchandising and licensing revenue and the $4.6 million of revenue associated with the annual reimbursable amounts received from our distributor. Shark Tale contributed $9.6 million of revenue in the quarter earned primarily in the international television markets and Wallace & Gromit, our theatrical release in the fourth quarter of 2005, contributed $3.4 million of revenue. Our other films, including our library titles, contributed revenues totaling $13.3 million.

Costs of Revenue.    Costs of revenue increased by $70.1 million, or 173.1%, to $110.6 million for the three months ended June 30, 2007. Amortization of film costs, the primary component of costs of revenue, for released films as a percentage of film revenue in the three months ended June 30, 2007 was 44.1%, compared to 48.0% for the three months ended June 30, 2006. The moderate decrease in amortization as a percentage of film revenue for the three months ended June 30, 2007 was primarily due to the change in the mix of films earning revenue. The primary source of revenue, and thus the primary driver of film amortization costs, for the second quarter of 2007 was Shrek the Third, which, due to the size of its Ultimate Revenue in comparison to its capitalized costs, had a lower rate of amortization as compared to the overall mix of films comprising film amortization for 2006. In addition, although to a lesser extent, a change in estimated Ultimate Revenues for several of our titles contributed to the lower rate of amortization in the second quarter of 2007. See Note 3 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further information regarding this change in estimate.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $6.2 million to $27.5 million (including $9.6 million of stock compensation expense which is discussed in the following paragraph) for the three months ended June 30, 2007 from $21.3 million (including a stock compensation expense of $6.4 million) for the three months ended June 30, 2006. The $3.0 million increase in selling, general and administrative expenses (other than stock compensation expense which is discussed in the following paragraph) is primarily related to higher employee-related costs, including the company-wide incentive bonus plan, and DreamWorks Studios vacating office space previously sub-leased from us.

Stock compensation expense was $9.6 million for the quarter ended June 30, 2007, as compared to $6.4 million for the same period for 2006. The increase in stock compensation expense resulted primarily from a higher anticipated probability of achieving specified cumulative performance goals associated with certain executive officers’ grants of restricted stock. As of June 30, 2007, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $67.9 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.7 years.

Operating Income.    Operating income for the three months ended June 30, 2007 was $84.4 million, an increase of $71.3 million, or 544.3%, as compared to $13.1 million for the comparable period of 2006. Operating income increased in the second quarter of 2007 principally due to higher operating revenues associated with the theatrical release of Shrek the Third as offset by higher film amortization cost and increased selling, general and administrative costs.

Interest Income (Net of expense).    For the three months ended June 30, 2007, total interest income was $7.6 million, an increase of $1.3 million or 20.6% from $6.3 million for the same period of 2006. The increase was primarily a result of the higher interest rates associated with balances of cash and cash equivalents. Total interest expense for the three months ended June 30, 2007 and 2006 was $1.2 million and $0.6 million, respectively. Interest expense for the quarter ended June 30, 2007 was higher than that for the second quarter of

2006 due to a $0.5 million write-off of deferred debt costs made in connection with the voluntary reduction to our revolving line of credit and higher interest rates associated with existing financing arrangements. This increase in expense was offset by a decrease of $0.6 million as a result of the full repayment of an interest-bearing advance in January 2006.

Interest expense capitalized to production film costs for the three months ended June 30, 2007, was $2.3 million and remained principally unchanged from that for the same period of 2006.

Other Income (Net of expense).    For the three months ended June 30, 2007, total other income was $1.4 million, consisting entirely of income recognized in connection with preferred vendor arrangements. This amount remained essentially unchanged from that reported for the comparable period of 2006.

Increase in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of our separation from DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed in Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, we are obligated to remit to such affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. Each quarter we review our deferred tax assets based on their estimated year-end value. During the quarter ended June 30, 2007, as a result of our review, we revalued our deferred tax assets and determined that $28.1 million of additional deductions in future years will be realized from the Tax Basis Increase than previously estimated. Accordingly, we have recorded an expense of $23.9 million to increase the income tax benefit payable to stockholder for the three months ended June 30, 2007.

During the quarter ended June 30, 2006 we revalued our deferred tax assets and determined that $4.5 million of additional deductions in future years will be realized from the Tax Basis Increase than previously estimated. Accordingly, we recorded an expense of $3.8 million to increase the income tax benefit payable to stockholder for the three months ended June 30, 2006.

Provision for Income Taxes.    For the three months ended June 30, 2007 and 2006, we recorded a provision for income taxes of $6.5 million and $2.9 million, respectively. Our effective tax rate (as a percentage of income before income taxes and before increase in income tax benefit payable to stockholder) was 7.0% and 14.1% for the three months ended June 30, 2007 and 2006, respectively. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. See Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision for income taxes.

Net Income.    Net income for the three months ended June 30, 2007 was $61.8 million or $0.60 per diluted share. This compared favorably to a net income of $13.7 million, or $0.13 net income per diluted share, in the corresponding period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

(1)

For each period shown, “Current year theatrical releases” consists of revenues attributable to films released during the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year and “All Other” consists of revenues attributable to films released during all previous periods as well as revenues from any other sources.

Operating Revenue.    For the six months ended June 30, 2007, our operating revenue was $316.2 million, an increase of $181.2 million, or 134.2%, as compared to $135.0 million for the six months ended June 30, 2006. As illustrated in the chart above, the increase in revenue for the six month period ended June 30, 2007 as compared to the same period of 2006 is primarily related to Shrek the Third’s strong performance in the domestic theatrical market. As discussed above in our comparison of quarterly results, as a result of Shrek the Third’s significant domestic box-office receipts, our distributor reported revenues to us in the same period as the film’s theatrical release while, in the comparable period of the prior year, no revenue was reported to us by our distributor directly associated with the theatrical release of Over the Hedge because the marketing and distribution costs incurred for this film by our distributor exceeded its gross revenues. The increase in year-over-year revenue is also related to the stronger performance of the “All Other” titles (which, for the six months ended June 30, 2007, includes Madagascar, Shark Tale and Shrek 2) due to the continual growth of the number of films comprising this category.

For the six months ended June 30, 2007, a variety of films across several markets contributed to our total revenue of $316.2 million: Shrek the Third, the single greatest source of revenue, contributed $109.1 million of revenue earned primarily in the domestic theatrical market and ancillary markets (which includes merchandising and licensing); Over the Hedge contributed $59.9 million of revenue earned largely in the worldwide home entertainment and domestic pay television markets; Wallace & Gromit and Shark Tale contributed $24.1 million and $28.8 million of revenue, respectively, earned primarily in worldwide television and worldwide home entertainment markets; Madagascar generated revenue of $19.1 million earned principally attributable to the worldwide home entertainment market; and Flushed Away, our 2006 fourth quarter theatrical release, contributed $13.6 million earned across a variety of markets. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for the six months ended June 30, 2007 for Wallace & Gromit and Madagascar, and to a lesser extent some of our other films, increased by $25.5 million as a result of a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs. This change in estimate partially contributed to the change in Ultimate Revenue which is discussed below in “Costs of Revenue.” Our other films, including our library of titles which includes Shrek 2, contributed revenues totaling $61.6 million, respectively, generated in a variety of markets.

Operating revenue for the six months ended June 30, 2006 was primarily driven by Madagascar in the home video and domestic pay television markets. During the six months ended June 30, 2006, Madagascar generated total revenue of $68.5 million, including revenue earned through merchandising and licensing. Shark Tale contributed additional revenue of $22.6 million earned primarily in the international television markets. In addition, Over the Hedge contributed $10.7 million of ancillary revenue including merchandising and licensing revenue as well as an additional $4.6 million of revenue associated with the annual reimbursable amounts received pursuant to the Paramount Agreements. Wallace & Gromit contributed $3.4 million in revenues. Our other films, including library titles, contributed $29.8 million of revenue generated in a variety of markets.

Costs of Revenue.    Costs of revenue increased by $96.7 million, or 143.5%, to $164.1 million for the six months ended June 30, 2007. Amortization of film costs, the primary component of costs of revenue, for released films as a percentage of film revenue in the six months ended June 30, 2007 was 46.5%, compared to 46.0% for the six months ended June 30, 2006. Although there was a significant change in the mix of films earning revenue and, although to a lesser extent, a change in estimated Ultimate Revenues for several of our titles, amortization as a percentage of film revenue for the six months ended June 30, 2007 was consistent with that for the same period of 2006. See Note 3 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the change in estimate of Ultimate Revenues.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $13.2 million to $53.2 million (including $19.1 million of stock compensation expense which is discussed in the following paragraph) for the six months ended June 30, 2007 from $40.0 million (including a stock compensation expense of $11.2 million) for the six months ended June 30, 2006. The $5.3 million increase in selling, general and administrative expenses (other than stock compensation expense which is discussed in the following paragraph) is primarily related to higher employee-related costs, including the company-wide incentive bonus plan, and DreamWorks Studios vacating office space previously sub-leased from us.

Stock compensation expense was $19.1 million for the six months ended June 30, 2007, as compared to $11.2 million for the same period for 2006. The increase in stock compensation expense resulted primarily from a higher anticipated probability of achieving specified cumulative performance goals associated with certain executive officers’ grants of restricted stock.

Operating Income.    Operating income for the six months ended June 30, 2007 was $98.9 million, an increase of $71.3 million, or 258.3%, compared to that of $27.6 million for the comparable period of 2006. The increase in operating revenue for the six-month period ended June 30, 2007 was largely as a result of the strong theatrical performance of Shrek the Third as offset by higher film amortization cost and increased selling, general and administrative costs.

Interest Income (Net of expense).    For the six months ended June 30, 2007, total interest income was $14.3 million, an increase of $2.7 million or 23.3% from $11.6 million for the same period of 2006. The increase was primarily a result of the combination of higher interest rates and higher balances of cash and cash equivalents. Total interest expense for each of the six months ended June 30, 2007 and 2006 was $1.7 million and $1.1 million, respectively. Interest expense for the six-month period ended June 30, 2007 was higher than that for the same period of 2006 as a result of the $0.5 million write-off of deferred debt costs made in connection with the voluntary reduction to our revolving line of credit and higher interest rates associated with existing financing arrangements. This increase in expense was offset by a decrease of $0.6 million as a result of the full repayment of an interest-bearing advance in January 2006.

Interest expense capitalized to production film costs for the six months ended June 30, 2007, was $4.6 million and remained principally unchanged from that for the same period of 2006.

Other Income (Net of expense).    For the six-month period ended June 30, 2007, total other income was $2.9 million, consisting entirely of income recognized in connection with preferred vendor arrangements. This amount remained unchanged from that reported for the comparable period of 2006.

Increase in Income Tax Benefit Payable to Stockholder.    As a result of the Tax Basis Increase and our quarterly revaluation of deferred tax assets, we have recognized $34.9 million and $9.0 million of additional net tax benefits than previously estimated for the six months ended June 30, 2007 and 2006, respectively. We are obligated to remit to such affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an expense of $29.7 million and $7.6 million to increase income tax benefit payable to stockholder for the six months ended June 30, 2007 and 2006, respectively.

Provision for Income Taxes.    For the six months ended June 30, 2007 and 2006, we recorded a provision for income taxes of $7.5 million and $7.4 million, respectively. Our effective tax rate (as a percentage of income before income taxes before increase in income tax benefit payable to stockholder) was 6.5% and 18.1% for the six months ended June 30, 2007 and 2006, respectively. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. See Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision for income taxes.

Net Income.    Net income for the six months ended June 30, 2007 was $77.2 million or $0.75 per diluted share. This compared favorably to a net income of $26.0 million, or $0.25 net income per diluted share, in the corresponding period in 2006.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements:

	Balance Outstanding (in thousands)				Maturity Date	Interest Rate as of June 30, 2007		Interest Cost (in millions)
								Three Months Ended June 30,				Six Months Ended June 30,
	June 30, 2007		December 31, 2006					2007		2006		2007		2006
Animation Campus Financing(1)	$73,000	(1)	$73,000	(1)	October 2009	5.31%		$1.2		$1.1		$2.4		$2.1
Revolving Credit Facility	$—		$—		October 2009	0.75	%(2)	$0.4	(2)	$0.4	(2)	$0.8	(2)	$0.8	(2)
HBO Subordinated Notes(3)	$50,000		$50,000		November 2007	5.86%		$1.1		$1.0		$2.2		$2.0

(1)

In connection with the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” the special-purpose entity associated with this financing was consolidated by us as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million non-controlling minority interest.

(2)

We have a revolving credit facility with a number of banks. There was no debt outstanding for the respective periods. This rate represents a commitment fee which the Company is required to pay on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when the drawn amounts are greater than or equal to fifty-percent of the aggregate commitments under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.

(3)

The subordinated notes are recorded net of a discount of $0.7 million and $1.4 million as of June 30, 2007 and December 31, 2006, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement. The subordinated notes are expected to be repaid in November 2007.

On June 29, 2007, we elected, under the terms of our revolving credit facility, to reduce the aggregate commitment of the credit facility from $200 million to $100 million. Please see Note 4 to our unaudited consolidated financial statements for further discussion.

In addition, in January 2006, we were required to repay an advance due to Universal Studios, plus interest, totaling approximately $75.6 million in connection with the termination of its distribution and servicing arrangements with DreamWorks Studios. We repaid such amount in January 2006 using the proceeds of a $75.0 million signing bonus received from Paramount in connection with the Paramount Agreements. For further discussion, please see Note 7 to our unaudited consolidated financial statements.

As of June 30, 2007 we were in compliance with all applicable debt covenants.

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

As of June 30, 2007 we had non-cancelable talent commitments totaling approximately $17.8 million that are payable over the next five years.

Liquidity and Capital Resources

The Company’s operating activities through the period ended June 30, 2007 generated adequate cash to meet our operating needs. As of June 30, 2007 we had cash and cash equivalents totaling $483.6 million, a $22.7 million decrease compared to $506.3 million at December 31, 2006. The principal components of the change in cash and cash equivalents during the six months ended June 30, 2007 were cash generated from operating activities of $21.9 million, which was offset by repurchases of $44.1 million of our Class A common stock (which was comprised of repurchases of $43.4 million made pursuant to an approved stock repurchase program and $0.7 million of shares repurchased in connection with the withholding of restricted shares to cover employee withholding taxes for vested restricted stock awards) and $1.4 million invested in equipment. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Six months ended
	June 30, 2007	June 30, 2006
	(in thousands)
Net cash provided by operating activities	$21,904	$123,995
Net cash used in investing activities	(1,370)	(849)
Net cash provided by (used in) financing activities	(43,258)	6

Net cash provided by operating activities for the first six months of 2007 was $21.9 million and was primarily attributable to the collection of revenue attributable to Over the Hedge’s worldwide home entertainment sales and to a lesser extent the collection of worldwide television and home entertainment revenues for Madagascar, Shark Tale and Shrek 2. In accordance with the terms of our distribution agreement, we expect to begin collecting the revenue generated by Shrek the Third’s theatrical release early in the third quarter of 2007. The operating cash provided during the first six months of 2007 was offset by a $46.9 million payment to our distributor for prior-period costs which our distributor had not deducted from previous remittances made to us, a $22.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2006 from the Tax Basis Increase, film production spending and contingent compensation (including contingent compensation payments associated with Shrek the Third). Net cash provided by operating activities for the first six months of 2006 was

$124.0 million and was primarily attributable to collection of revenue earned in 2005 by both Madagascar and Wallace and Gromit in the theatrical worldwide home entertainment markets, partially offset by a $30.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and contingent compensation.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $1.4 million and $0.9 million, respectively, resulting primarily from the investment in equipment.

Net cash used in financing activities for the six months ended June 30, 2007 was $43.3 million and net cash provided by financing activities for the six months ended June 30, 2006 was less than $0.1 million. For the six months ended June 30, 2007, net cash used in financing activities was primarily comprised of repurchases of our Class A common stock totaling $43.4 million made pursuant to a stock repurchase program approved by our Board of Directors in February 2007 (“Stock Repurchase Program”). As of June 30, 2007, we had remaining authority to repurchase approximately $106.6 million of our outstanding shares pursuant to the Stock Repurchase Program. Repurchases of our Class A common stock also include the withholding of stock to cover employee withholding taxes for vested restricted stock awards. For the six months ended June 30, 2006, net cash used in financing activities consisted mainly of a $75.0 million advance repayment and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock from the respective employees. This use of cash in financing activities was largely offset by cash provided by financing activities consisting primarily of the $75.0 million signing bonus received from Paramount pursuant to terms of the Paramount Agreements.

For the remainder of 2007, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $120 million. In addition, in the fourth quarter of 2007 we expect to repay in full the $50 million of subordinated debt due to Home Box Office, Inc. (“HBO”). We also currently expect in 2007 that either we will remit to Paramount or that they will deduct from receipts due to us in the ordinary course of business under the Paramount Agreements up to approximately $40 million. This amount relates primarily to prior-period costs which were not deducted from cash remitted to us by our distributor in periods ending on or before June 30, 2007 and which we have recorded as a liability within the receivable from Paramount as of June 30, 2007.

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

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in unearned revenue. International results are generally reported to us by our distributor a month in arrears.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, we recognized a $2.1 million net increase to reserves for uncertain tax positions as a decrease to opening retained earnings. As of January 1, 2007 (the adoption date of FIN 48), we had approximately $73.5 million of gross unrecognized tax benefits, of which $18.7 million would affect the Company’s effective tax rate if recognized. Also, if the $18.7 million of gross unrealized tax benefits were recognized, it would result in a $7.6 million increase in income tax benefit payable to shareholder relating to the Tax Basis Increase. We continue to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes. As of January 1, 2007 and June 30, 2007, we had approximately $1.3 million and $1.9 million, respectively, of accrued interest and penalties related to uncertain tax positions. The tax period from October 27, 2004 through December 31, 2004 and tax years 2005 and 2006 remain subject to examination by taxing authorities.

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

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of Legal Proceedings in Note 11 to the Unaudited Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for the three months ended June 30, 2007.

	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or approximate dollar value) of Shares That May Yet be Purchased Under the Plan or Program(2)
April 1–April 30, 2007	285,557	(3)	$30.68	285,500	$106,567,000
May 1–May 31, 2007	3,674	(3)	$28.78	N/A	$106,567,000
June 1–June 30, 2007	706	(4)	$28.91	N/A	$106,567,000

Total	289,937		$30.65	285,500	$106,567,000

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)

On February 28, 2007, the Company disclosed that its Board of Directors had approved a stock repurchase program. Under this program, the Company may repurchase up to an aggregate of $150 million of its outstanding Class A common stock through the period ending August 31, 2008.

(3)	Includes 57 shares repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.
(4)	Represents stock repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 9, 2007, the stockholders elected 11 directors to serve for the ensuing year (or until their successors are duly elected and qualified) and ratified the appointment of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The table below shows the results of the stockholders’ voting with respect to the election of our directors:

	Votes Cast For	Votes Withheld
Jeffrey Katzenberg	298,578,688	20,681,274
Roger A. Enrico	311,897,133	7,362,829
Lewis. W Coleman	313,055,829	6,204,133
Judson C. Green	313,968,132	5,291,830
David Geffen	298,594,842	20,665,120
Mellody Hobson	314,045,550	5,214,412
Michael J. Montgomery	314,045,302	5,214,660
Nathan Myhrvold	314,045,820	5,214,142
Howard Schultz	314,047,190	5,212,772
Margaret C. Whitman	297,289,212	21,970,750
Karl M. von der Heyden	314,045,154	5,214,808

In addition, the Class C stockholder acted by written consent on May 9, 2007 to elect Paul G. Allen to serve as the Class C director for the ensuing year (or until his successor is duly elected and qualified).

The stockholders’ voting with respect to the ratification of Ernst & Young LLP as our independent registered public accounting firm was as follows:

Number of Votes
Votes for:	313,208,350
Votes against:	19,052
Votes abstained:	32,560

Items 3 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Title
10.1	Form of Restricted Stock Unit Award Agreement (Time Vested).

10.2	Special Deferral Election Plan—Basic Plan Document (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

10.3	Special Deferral Election Plan—Adoption Agreement (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

10.4	Special Deferral Election Plan—Plan Amendment effective as of July 1, 2007 (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: July 31, 2007	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement (Time Vested).

10.2	Special Deferral Election Plan—Basic Plan Document (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

10.3	Special Deferral Election Plan—Adoption Agreement (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

10.4	Special Deferral Election Plan—Plan Amendment effective as of July 1, 2007 (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.