Form 10-Q
period 2007-09-30
DreamWorks Animation SKG, Inc.
filed 2007-10-31
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of September 30, 2007, there were 84,326,626 shares of Class A common stock and 15,341,462 shares of Class B common stock of the registrant outstanding.

TABLE OF C ONTENTS

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$543,684	$506,304
Trade accounts receivable, net of allowance for doubtful accounts	4,257	1,208
Receivable from Paramount, net of reserve for returns and allowances for doubtful accounts	17,096	122,403
Film costs, net	573,333	502,440
Property, plant, and equipment, net of accumulated depreciation and amortization	84,251	83,416
Deferred taxes, net	34,687	3,590
Goodwill	34,216	34,216
Prepaid expenses and other assets	52,664	26,892

Total assets	$1,344,188	$1,280,469

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	7,797	5,021
Payable to stockholder	32,125	6,436
Accrued liabilities	103,327	52,516
Income taxes payable	38,928	3,173
Advances and unearned revenue	48,356	57,164
Obligations under capital leases	646	1,335
Bank borrowings and other debt	119,688	118,615

Total liabilities	350,867	244,260
Commitments and contingencies
Non-controlling minority interest	2,941	2,941
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 91,171,006 and 90,694,412 shares issued, as of September 30, 2007 and December 31, 2006, respectively	917	907
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 15,341,462 and 15,677,462 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	153	157
Class C common stock, par value $.01 per share, no shares authorized, issued and outstanding as of September 30, 2007 and one share authorized, issued and outstanding as of December 31, 2006	—	—
Additional paid-in capital	786,852	757,484
Retained earnings	408,619	286,525
Less: Treasury stock, at cost, 6,844,380 and 391,139 shares, as of September 30, 2007 and December 31, 2006, respectively	(206,161)	(11,805)

Total stockholders’ equity	990,380	1,033,268

Total liabilities and stockholders’ equity	$1,344,188	$1,280,469

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Operating revenue	$160,751	$55,584	$476,950	$190,566
Costs of revenue	70,028	29,739	234,152	97,194

Gross profit	90,723	25,845	242,798	93,372
Selling, general and administrative expenses	23,826	16,966	77,062	56,936

Operating income	66,897	8,879	165,736	36,436
Interest income, net	6,571	6,984	19,224	17,506
Other income, net	1,478	1,452	4,361	4,393
Decrease (increase) in income tax benefit payable to stockholder	(21,968)	3,851	(51,694)	(3,764)

Income before provision for income taxes	52,978	21,166	137,627	54,571
Provision for income taxes	5,936	10,699	13,407	18,112

Net income	$47,042	$10,467	$124,220	$36,459

Basic net income per share	$0.47	$0.10	$1.22	$0.35
Diluted net income per share	$0.47	$0.10	$1.22	$0.35
Shares used in computing net income per share
Basic	99,367	103,250	101,593	103,235
Diluted	99,891	103,432	102,043	103,663

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Operating activities
Net income	$124,220	$36,459
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	219,949	92,832
Stock compensation expense	25,467	16,058
Depreciation and amortization	6,829	6,303
Revenue earned against advances and unearned revenue	(65,478)	(39,738)
Deferred taxes, net	(26,953)	50,405
Change in operating assets and liabilities:
Trade accounts receivable	(3,049)	8,762
Receivable from Distributor for Distribution and Services Agreements	105,307	149,958
Film costs	(291,960)	(197,974)
Prepaid expenses and other assets	(27,073)	(8,458)
Payable to stockholder	29,852	(26,090)
Accounts payable and accrued liabilities	53,403	(773)
Income taxes payable	24,306	(3,384)
Advances and unearned revenue	60,512	50,195

Net cash provided by operating activities	235,332	134,555

Investing activities
Purchases of property, plant, and equipment	(5,466)	(1,307)

Net cash used in investing activities	(5,466)	(1,307)

Financing Activities
Payments on capital leases	(689)	(635)
Receipts from exercise of stock options	1,340	697
Excess tax benefits from employee equity awards	1,219	393
Purchase of treasury stock	(194,356)	(1,532)
Paramount signing bonus deemed a contribution from controlling stockholders	—	75,000
Repayment of Universal Studios advance	—	(75,000)

Net cash used in financing activities	(192,486)	(1,077)

Increase in cash and cash equivalents	37,380	132,171
Cash and cash equivalents at beginning of period	506,304	403,796

Cash and cash equivalents at end of period	$543,684	$535,967

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for income taxes, net	$14,835	$(29,302)

Cash paid during the period for interest, net of amounts capitalized	$—	$123

Supplemental disclosure of non-cash operating activities:
Transfer on January 31, 2006 of net receivable from affiliate to Paramount for Distribution and Services Agreements	$—	$102,509

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business

The businesses and activities of DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. DreamWorks Animation began developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) upon its formation in 1994. On October 27, 2004, the Company was spun off from DreamWorks Studios and, immediately thereafter, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. Following the separation from DreamWorks Studios, DreamWorks Studios and DreamWorks Animation remained effectively under common control.

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

Basis of Presentation and Use of Estimates

The consolidated financial statements of DreamWorks Animation present the stand-alone financial position, results of operations and cash flows of DreamWorks Animation and include the accounts of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2006, was derived from audited financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and the Company’s Current Report on Form 8-K dated October 30, 2007.

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

2. Net Income Per Share

The Company calculates net income per share in accordance with FASB Statement No. 128 “Earnings Per Share.” Basic per share amounts exclude dilution and are calculated using the weighted average number of common shares outstanding for the period, which include the effects of treasury share purchases. Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Numerator:
Net income	$47,042	$10,467	$124,220	$36,459
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares	101,734	105,562	103,960	105,547
Unvested restricted stock subject to repurchase	(2,367)	(2,312)	(2,367)	(2,312)

Denominator for basic calculation	99,367	103,250	101,593	103,235

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options\stock appreciation rights	161	160	168	194
Restricted stock awards	363	22	282	234

Denominator for diluted calculation	99,891	103,432	102,043	103,663

Net income per share—basic	$0.47	$0.10	$1.22	$0.35
Net income per share—diluted	$0.47	$0.10	$1.22	$0.35

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2007	2006	2007	2006
Options to purchase shares of common stock and stock appreciation rights	2,454	1,927	2,559	2,115
Equity awards subject to performance conditions	1,849	1,849	1,849	1,809

Total	4,303	3,776	4,408	3,924

3. Film Costs

The following is an analysis of film costs (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
In release, net of amortization	$226,784	$213,664
In production	319,825	255,153
In development	26,724	33,623

Total film costs	$573,333	$502,440

The Company anticipates that 58% and 88% of “in release” film costs as of September 30, 2007 will be amortized over the next 12 months and three years, respectively. Each period in the ordinary course of business, the Company reassesses the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenues”). A change in estimate of Ultimate Revenues for any given film affects the timing of that film’s amortization in the current and future periods. For the nine-month period ended September 30, 2007, changes made primarily during the second quarter of 2007 in the estimate of Ultimate Revenues for several of the Company’s previously released films resulted in an increase in net income of approximately $16.0 million (net of a $8.2 million tax impact) or $0.16 per basic and diluted per share.

As of September 30, 2007, the Company’s accrued compensation and residual costs totaled $31.9 million. The Company currently estimates that it will pay approximately $16.9 million of such costs in the next 12 months.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements:

	Balance Outstanding (in thousands)				Maturity Date	Interest Rate as of September 30, 2007		Interest Cost (in millions)
								Three Months Ended September 30,				Nine Months Ended September 30,
	September 30, 2007		December 31, 2006					2007		2006		2007		2006
Animation Campus Financing(1)	$73,000	(1)	$73,000	(1)	October 2009	6.08%		$1.2		$1.2		$3.6		$3.3
Revolving Credit Facility	$—		$—		October 2009	0.75	%(2)	$0.2	(2)	$0.4	(2)	$1.0	(2)	$1.1	(2)
HBO Subordinated Notes(3)	$50,000		$50,000		November 2007	5.86%		$1.1		$1.1		$3.3		$3.1

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

(3)

The subordinated notes are recorded net of a discount of $0.4 million and $1.4 million as of September 30, 2007 and December 31, 2006, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement.

On June 29, 2007, the Company elected, under the terms of its revolving credit facility, to reduce the aggregate commitment of the credit facility from $200 million to $100 million. No other terms of the agreement were modified. Accordingly, the Company recorded $0.5 million of additional interest expense, which represented fifty-percent of the remaining unamortized deferred costs associated with the establishment of the credit facility, in the statement of operations for the nine-month period ended September 30, 2007.

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

As of September 30, 2007 the Company was in compliance with all applicable debt covenants.

Interest Capitalized to Film Costs.    Interest capitalized to film costs during both the three-month periods ended September 30, 2007 and 2006 totaled $2.3 million, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $6.9 million and $7.0 million, respectively.

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

In the ordinary course of reconciling balances with its distributor in a prior period, the Company determined that the net balance with Paramount, as reflected in the accompanying consolidated balance sheets as of September 30, 2007 and prior periods, may be misstated. The Company believes that this misstatement relates to certain amounts due to DreamWorks Studios being overstated at the time the Company was spun off from DreamWorks Studios and at the time that DreamWorks Studios was acquired by Viacom. The Company and Paramount are in discussions regarding this issue, but it has not been resolved. The Company currently believes that the resolution of this issue will not have a material impact on its financial condition or cash flows and will have no impact on its results of operations as the impact of any resolution would be to adjust stockholders’ equity.

Paramount: Other Services and Information.    As of September 30, 2007, the Company provided limited office space and telecommunications support to Paramount and Paramount continued to provide the Company with minimal storage facility space and corporate aircraft services pursuant to the terms of a services agreement

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and an aircraft time-share agreement originally entered into with DreamWorks Studios. The Company incurred costs from Paramount for the three months ended September 30, 2007 and 2006, totaling $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2007 and 2006, totaling $0.7 million and $3.1 million, respectively. The amounts the Company charged Paramount for the three months ended September 30, 2007 and 2006 totaled $0.1 million and $1.0 million, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $0.3 million and $3.0 million, respectively. In addition, under the terms of the Paramount Agreements, Paramount will also provide the Company at a minimal cost with certain production-related services, including but not limited to film music licensing, archiving of film materials and credits as well as information technology oversight, participation and residual accounting and travel.

6. Significant Customer and Segment Information

Significant Customer.    Upon the effectiveness of the Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 90% of total revenue for both the three-month periods ended September 30, 2007 and 2006, respectively, and 88% and 85% of total revenue for the nine- and eight-month periods ended September 30, 2007 and 2006, respectively. During the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, Universal Studios, which acted as DreamWorks Studios’ distributor. Universal Studios (through its agreements with DreamWorks Studios) represented 80% of revenues for the one month ended January 31, 2006.

Revenue by Film.

The following is a summary of the Company’s revenue by film (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Shrek the Third	$92,075	$—	$201,173	$—
Flushed Away	17,298	—	30,870	—
Over the Hedge	17,847	2,075	77,776	12,768
Wallace & Gromit: The Curse of the Were-Rabbit	3,882	17,183	27,993	20,534
Madagascar	5,792	24,108	24,878	92,618
Shark Tale	8,856	5,796	37,665	28,418
Film Library/Other(1)	15,001	6,422	76,595	36,228

	$160,751	$55,584	$476,950	$190,566

(1)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas and Shrek 2. For the three and nine months ended September 30, 2006, Shrek 2 revenue of $0.9 million and $6.9 million, respectively, has been reclassified to “Film Library/Other” to conform to the current-year presentation.

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

The Company continues to provide services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. For the three and nine month periods ended September 30, 2007 and 2006, revenue earned from licensing activities on behalf of DreamWorks Studios was not material.

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

Class A Share Repurchase from a Stockholder.    On August 5, 2007, pursuant to a stock repurchase program approved by the Company’s Board of Directors, the Company entered into an agreement to repurchase $150.0 million of the Company’s Class A common stock from DW Investment II, Inc. (“DWI II”), an entity controlled by Paul Allen (see Note 8). Pursuant to this agreement, on August 9, 2007 the Company completed the purchase of 4,813,863 shares of the Company’s Class A common stock from DWI II.

8. Stockholders’ Equity

Class A Common Stock

Secondary Public Offering.    On August 9, 2007, in accordance with the Registration Rights Agreement entered into at the time of the Company’s initial public offering (“Registration Rights Agreement”), DWI II sold 10,186,137 shares of the Company’s Class A common stock in a registered secondary public offering (the “Offering”). The Company did not receive any proceeds from the Offering. As the shares of Class A common stock sold in the Offering were comprised entirely of existing outstanding shares held by DWI II, there was no change to the total amount of the Company’s shares outstanding. Entities controlled by Paul Allen, Jeffrey Katzenberg and David Geffen continue to have demand registration rights granted to them at the time of the Company’s initial public offering through the Registration Rights Agreement.

Stock Repurchase Program.    In February 2007, the Company’s Board of Directors approved a stock repurchase program of the Company’s Class A common stock pursuant to which the Company had authority to repurchase up to an aggregate of $150 million of its outstanding Class A common stock through the period ending August 31, 2008. Repurchases, if any, may be made via open-market purchases, block trades, private transactions or such other transactions as the Company deems appropriate. Through July 2007, the Company had repurchased an aggregate of $43.4 million of the Company’s Class A common stock. In August 2007, the Company’s Board of Directors amended the existing stock repurchase program to authorize future repurchases of $150 million, or an aggregate of $193.4 million under the amended program. No other material terms of the program were amended. As of September 30, 2007, the Company had repurchased 6,319,763 million shares of the Company’s stock, which includes the 4,813,863 shares repurchased directly from DWI II (see Note 7), for a total of the entire $193.4 million authorized.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class B Common Stock Conversion

Conversion of Class B Common Stock.    In May 2007, 336,000 shares of the Company’s Class B common stock were converted into an equal amount of shares of the Company’s Class A common stock at the request of the stockholder who owned such shares. This transaction had no impact on the total amount of the Company’s shares outstanding.

Class C Common Stock Conversion

Conversion of Class C Common Stock.    In connection with the Offering and pursuant to the Company’s certificate of incorporation and certain agreements entered into at the time of the Company’s initial public offering, the one authorized, issued and outstanding share of the Company’s Class C common stock automatically converted into a share of the Company’s Class A common stock on a one-to-one basis. Accordingly, there remain no authorized, issued or outstanding shares of the Company’s Class C common stock as of September 30, 2007.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions and ranges of assumptions used in the Black-Scholes model for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three and Nine Months Ended September 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	35%	35%-40%(1)
Risk-free interest rate	4.44%-4.80%	4.19%-5.04%
Expected term (in years)	6.2	6.6

(1)	The Company utilized an expected volatility of 35% for the six months ended September 30, 2006 and 40% for the three months ended March 31, 2006.

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

The following tables set forth the number and weighted average fair value of equity awards granted during the three-and nine-month periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Number Granted	Weighted Average Fair Value	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)		(in thousands)
2007
Stock appreciation rights	131	$14.42	165	$13.91
Restricted stock and restricted stock units	44	$32.86	94	$30.37
2006
Stock appreciation rights	6	$9.23	146	$12.24
Restricted stock and restricted stock units	9	$22.59	220	$24.25

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and nine-month periods ended September 30, 2007 and 2006, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Total equity-based compensation	$6,318	$4,875	$25,467	$16,058
Tax impact(1)	(2,134)	(1,798)	(8,600)	(5,922)

Reduction in net income	$4,184	$3,077	$16,867	$10,136

(1)	Tax impact is determined at the Company’s estimated annual blended effective tax rate.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost capitalized as a part of film costs was $0.9 million and $0.5 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $2.5 million and $1.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $62.6 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.5 years.

Other Employee Benefit Plans

On June 7, 2007, the Company approved the adoption of the Special Deferral Election Plan (the “Plan”), a non-qualified deferred compensation plan. The Plan, which was effective as of July 1, 2007, is available for selected employees of the Company and its subsidiaries. For the three-month period ended September 30, 2007 the activity associated with the Plan was not material.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $2.1 million net increase to reserves for uncertain tax positions as a decrease to opening retained earnings. As of January 1, 2007 (the adoption date of FIN 48), the Company had approximately $73.5 million of gross unrecognized tax benefits, of which $18.7 million would affect the Company’s effective tax rate if recognized. In addition, if the $18.7 million of gross unrecognized tax benefits were recognized, it would result in a $7.6 million increase in income tax benefit payable to shareholder relating to the Tax Basis Increase. The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes. As of January 1, 2007 and September 30, 2007, the Company had approximately $1.3 million and $2.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. In addition, for the three-and nine-month periods ended September 30, 2007, interest and penalties totaling $0.7 million and $1.3 million, respectively, were recorded in the statement of operations.

The provision for income taxes for the three and nine months ended September 30, 2007 and 2006, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to stockholder as a result of the following:

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.1	3.1	1.1	3.2
Revaluation of deferred tax assets, net	(31.8)	22.1	(31.4)	(8.2)
Reserves and other	3.6	1.6	2.4	1.0

Effective tax rate	7.9%	61.8%	7.1%	31.0%

The Company’s federal income tax return for the period from October 27, 2004 through December 31, 2004 and the Company’s California franchise and New York state tax returns for the years ended December 31, 2004 and 2005 are currently under examination by the applicable taxing authority. The Company believes it has adequately provided for any adjustments which ultimately may result from these examinations. The tax period from October 27, 2004 through December 31, 2004 and tax years 2005 and 2006 remain subject to examination by other taxing authorities.

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

Recent Events-Secondary Public Offering

On August 9, 2007, in accordance with the Registration Rights Agreement entered into at the time of our initial public offering (the “Registration Rights Agreement”), DW Investment II, Inc. (“DWI II”), an entity controlled by Paul Allen, sold 10,186,137 shares of our Class A common stock in a registered secondary public offering (the “Offering”). We did not receive any proceeds from the Offering. In addition, on August 9, 2007, we repurchased an additional 4,813,863 shares of Class A Common Stock from DWI II. Following the completion of these transactions, pursuant to the terms of our Amended and Restated Certificate of Incorporation, the one share of our Class C common stock (the “Class C Common Stock”) held by DWI II automatically converted into Class A Common Stock on a one-for-one basis. Mr. Allen resigned from the Board of Directors following the conversion of the Class C Common Stock pursuant to the terms of the Stockholder Agreement dated as of October 27, 2004 by and among us, Mr. Allen, DWI II and several other parties. Entities controlled by Mr. Allen, Jeffrey Katzenberg and David Geffen continue to have registration rights granted to them at the time of our initial public offering through the Registration Rights Agreement. Under the Registration Rights Agreement, Mr. Allen will continue to have registration rights until, among other things, the shares of Class A Common Stock that he holds may be freely resold without registration under the Securities Act of 1933. Based on the number of shares currently held by DWI II and our current stock price and trading volume, Mr. Allen may be able to make up to two additional demand registration requests through November 2008.

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

In the ordinary course of reconciling balances with our distributor in a prior period, we determined that the net balance with Paramount, as reflected in our unaudited consolidated balance sheets as of September 30, 2007 and prior periods, may be misstated. We believe that this misstatement relates to certain amounts due to DreamWorks Studios being overstated at the Separation Date and at the time that DreamWorks Studios was acquired by Viacom. We are in discussions with Paramount regarding this issue, but it has not been resolved. We currently believe that the resolution of this issue will not have a material impact on our financial condition or cash flows and will have no impact on our results of operations as the impact of any resolution would be to adjust stockholders’ equity.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Operating revenue	$160.7	$55.6	$105.1	189.0%	$477.0	$190.6	$286.4	150.3%
Costs of revenue	70.0	29.7	(40.3)	(135.7)%	234.2	97.2	(137.0)	(140.9)%
Selling, general and administrative expenses	23.8	17.0	(6.8)	(40.0)%	77.1	56.9	(20.2)	(35.5)%

Operating income	66.9	8.9	58.0	651.7%	165.7	36.5	129.2	354.0%
Interest income, net	6.6	7.0	(0.4)	(5.7)%	19.2	17.5	1.7	9.7%
Other income, net	1.5	1.5	—	—%	4.4	4.4	—	—%
Decrease (increase) in income tax benefit payable to stockholder	(22.0)	3.8	(25.8)	(678.9)%	(51.7)	(3.8)	(47.9)	1,260.5%

Income before income taxes	53.0	21.2	31.8	150.0%	137.6	54.6	83.0	152.0%
Provision for income taxes	5.9	10.7	4.8	44.9%	13.4	18.1	4.7	26.0%

Net income	$47.1	$10.5	$36.6	348.6%	$124.2	$36.5	$87.7	240.3%

Diluted net income per share	$0.47	$0.10	$0.37	370.0%	$1.22	$0.35	$0.87	248.6%

We periodically reassess the nature of our operating costs to determine if we should make changes to our future estimate of the allocation between amounts capitalized as part of film costs and amounts recorded as expense in our statement of operations. During the first quarter of 2007, in response to certain changes to our production process and organizational structure, we determined that certain operating costs (totaling $4.5 million and $13.1 million on a pre-tax basis for the three- and nine-month periods ended September 30, 2007, respectively) incurred in 2007 and in future periods that, absent these changes, would have been capitalized as part of film costs in previous years should now be recorded as an expense. This change in estimate results in costs which had once been capitalized as film costs now being recognized as an expense in the period in which such costs are incurred. In addition, in connection with these changes in our production process, it was also determined that certain equipment expenditures which had previously been capitalized directly as part of film costs in previous years should now be recorded as capitalized computer and software equipment (a component of property, plant and equipment) with the associated depreciation expense recorded as a component of film costs. Also, the estimated useful life for all new purchases of software and computer equipment was extended from two years to three years. Accordingly, computer and software equipment purchases totaling $1.8 million and $3.6 million for the three- and nine-month periods ended September 30, 2007, respectively, were recorded as capitalized equipment that would have been directly recorded as part of film costs in prior years. The impact of the related amount of computer and software depreciation expense on film costs and the impact on film cost amortization for the three- and nine-month periods ended September 30, 2007 were not material.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

(1)

For each period shown, “Current year theatrical releases” consists of revenues attributable to films released during the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year and “All Other” consists of revenues attributable to films released during all previous periods, including our library titles, as well as revenues from any other sources.

(2)

For the quarter ended September 30, 2007, “All Other” includes revenue totaling $3.9 million for Wallace & Gromit, $5.8 million for Madagascar and $8.8 million for Shark Tale. For the quarter ended September 30, 2006, “All Other” includes Shark Tale revenue totaling $5.8 million.

Operating Revenue.    For the three months ended September 30, 2007, our operating revenue was $160.7 million, an increase of $105.1 million, or 189.0%, as compared to $55.6 million for the three months ended September 30, 2006. As illustrated in the chart above, the increase in revenue in the third quarter of 2007 from the third quarter of 2006 is primarily related to the strong performance in the worldwide theatrical market of our 2007 second quarter release, Shrek the Third, as compared to Over the Hedge, our 2006 second quarter release. No revenue was reported to us by our distributor directly associated with Over the Hedge during the third quarter of 2006 because the marketing and distribution costs incurred for this film by our distributor exceeded its gross revenues. Also contributing to the period-over-period increase in revenue was the continued growth in the size of our film library as reflected by the stronger performance of our “All Other” titles in 2007 (which, for the third quarter of 2007, includes Madagascar, Shark Tale and Shrek 2) as compared to the third quarter of 2006.

For the third quarter of 2007, a variety of films across several markets contributed to our total revenue of $160.7 million: Shrek the Third, the single greatest source of revenue, contributed $92.1 million of revenue earned primarily in the international theatrical market and ancillary markets (which includes merchandising and licensing); Flushed Away, our 2006 fourth quarter theatrical release, generated revenue totaling $17.3 million attributable to the domestic pay television and worldwide home entertainment markets; and Over the Hedge contributed $17.8 million of revenue earned largely in the international pay television and worldwide home entertainment markets. Our other films, including our library titles which include Shrek 2, contributed revenues totaling $33.6 million attributable primarily to the international television and worldwide home entertainment markets.

For the third quarter of 2006, a variety of films across several markets contributed to our total revenue of $55.6 million: Madagascar’s revenue totaled $24.1 million earned in the worldwide home entertainment and domestic television markets; Wallace& Gromit contributed $17.2 million of revenue earned primarily in the domestic pay television and worldwide home entertainment markets; and our other films, including our library titles, contributed revenues totaling $12.2 million earned across a variety of markets. As mentioned above, no revenue was reported to us by our distributor directly associated with Over the Hedge during the third quarter of

2006 because the marketing and distribution costs incurred for this film by our distributor exceeded its gross revenues. However, Over the Hedge did generate $2.1 million of merchandising and licensing revenue.

Costs of Revenue.    Costs of revenue increased by $40.3 million, or 135.7%, to $70.0 million for the three months ended September 30, 2007. Amortization of film costs, the primary component of costs of revenue, for released films as a percentage of film revenue in the three months ended September 30, 2007 was 38.9%, compared to 46.0% for the three months ended September 30, 2006. The decrease in amortization as a percentage of film revenue for the three months ended September 30, 2007 was primarily due to a change made during the third quarter in the estimated total revenue to be received from all sources (“Ultimate Revenue”) for the current year theatrical release, Shrek the Third; the primary source of revenue, and thus the primary driver of film cost amortization for the third quarter of 2007. The resulting adjustment to Shrek the Third’s film cost amortization because of the increase in the film’s estimated Ultimate Revenues was recorded in the third quarter, the period in which the estimate was revised. Please see “Critical Accounting Policies and Estimates—Film Cost Amortization” below for a further discussion of film cost amortization.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $6.8 million to $23.8 million (including $6.3 million of stock compensation expense which is discussed in the following paragraph) for the three months ended September 30, 2007 from $17.0 million (including a stock compensation expense of $4.9 million) for the three months ended September 30, 2006. The $5.4 million increase in selling, general and administrative expenses (other than stock compensation expense which is discussed in the following paragraph) is primarily related to $4.3 million of higher employee-related costs, including the company-wide incentive bonus plan, and $1.3 million of professional fees. The year-over-year increase in selling, general and administrative expenses was partially offset by lower equipment leasing costs totaling $1.5 million in 2007 as a result of the buy-out of certain equipment leases during the third quarter of 2006.

Stock compensation expense was $6.3 million for the quarter ended September 30, 2007, as compared to $4.9 million for the same period for 2006. The increase in stock compensation expense resulted primarily from a higher anticipated probability of achieving specified cumulative performance goals associated with certain executive officers’ grants of restricted stock. As of September 30, 2007, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $62.6 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.5 years.

Operating Income.    Operating income for the three months ended September 30, 2007 was $66.9 million, an increase of $58.0 million, or 651.7%, as compared to $8.9 million for the comparable period of 2006. Operating income increased in the third quarter of 2007 principally due to higher operating revenues associated with the theatrical release of Shrek the Third as partially offset by higher film amortization cost and increased selling, general and administrative costs.

Interest Income (Net of expense).    For the three months ended September 30, 2007, total interest income was $7.2 million, a decrease of $0.3 million, or 4%, from $7.5 million for the same period of 2006. The decrease in interest income was primarily a result of lower average balances of cash and cash equivalents during the period. See “Liquidity and Capital Resources” below for a discussion of our uses of cash during 2007. Total interest expense, net of amounts capitalized, for both of the three-month periods ended September 30, 2007 and 2006 was $0.6 million.

Interest expense capitalized to production film costs for the three months ended September 30, 2007, was $2.3 million and remained unchanged from that for the same period of 2006.

Other Income (Net of expense).    For the three months ended September 30, 2007, total other income was $1.5 million, consisting entirely of income recognized in connection with preferred vendor arrangements. This amount remained essentially unchanged from that reported for the comparable period of 2006.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of our separation from DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed in Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, we are obligated to remit to such affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. Each quarter we review our deferred tax assets based on their estimated year-end value. During the quarter ended September 30, 2007, as a result of our review, we revalued our deferred tax assets and determined that $25.8 million of additional deductions in future years will be realized from the Tax Basis Increase than previously estimated. Accordingly, we have recorded an expense of $22.0 million to increase the income tax benefit payable to stockholder for the three months ended September 30, 2007.

During the quarter ended September 30, 2006, we revalued our deferred tax assets and determined that fewer deductions in future years will be realized from the Tax Basis Increase than previously estimated. Accordingly, we recorded a benefit of $3.8 million to decrease the income tax benefit payable to stockholder for the three months ended September 30, 2006.

Provision for Income Taxes.    For the three months ended September 30, 2007 and 2006, we recorded a provision for income taxes of $5.9 million and $10.7 million, respectively. Our effective tax rate (as a percentage of income before income taxes and before increase in income tax benefit payable to stockholder) was 7.9% and 61.8% for the three months ended September 30, 2007 and 2006, respectively. Our effective tax rate for the three-month period ended September 30, 2007 was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. Our effective tax rate for the third quarter of 2006 was higher than the 35% statutory federal rate because of the increase in our valuation allowance for deferred tax assets primarily resulting from the decrease in the net tax benefits recognized from the Tax Basis Increase as described above. See Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision for income taxes.

Net Income.    Net income for the three months ended September 30, 2007 was $47.1 million or $0.47 per diluted share. This compared favorably to a net income of $10.5 million, or $0.10 net income per diluted share, in the corresponding period in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

(1)

For each period shown, “Current year theatrical releases” consists of revenues attributable to films released during the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year and “All Other” consists of revenues attributable to films released during all previous periods, including our library titles, as well as revenues from any other sources.

(2)

For the nine months ended September 30, 2007, “All Other” includes revenue totaling $28.0 million for Wallace & Gromit, $24.9 million for Madagascar and $37.7 million for Shark Tale. For the nine months ended September 30, 2006, “All Other” includes Shark Tale revenue totaling $28.4 million.

Operating Revenue.    For the nine months ended September 30, 2007, our operating revenue was $477.0 million, an increase of $286.4 million, or 150.3%, as compared to $190.6 million for the nine months ended September 30, 2006. As illustrated in the chart above, the increase in revenue for the nine-month period ended September 30, 2007 as compared to the same period of 2006 is primarily related to Shrek the Third’s strong performance in the worldwide theatrical market as compared to Over the Hedge in the comparable period of 2006. The increase in year-over-year revenue is also related to the stronger performance of the “All Other” titles (which, for the nine months ended September 30, 2007, includes Madagascar, Shark Tale and Shrek 2) due to the continual growth of the number of films comprising this category as compared to 2006.

For the nine months ended September 30, 2007, a variety of films across several markets contributed to our total revenue of $477.0 million: Shrek the Third, the single greatest source of revenue, contributed $201.2 million of revenue earned primarily in the worldwide theatrical market and ancillary markets (which includes merchandising and licensing); Over the Hedge contributed $77.8 million of revenue earned largely in the worldwide home entertainment and domestic pay television markets; Flushed Away, our 2006 fourth quarter theatrical release, contributed $30.9 million earned across a variety of markets; and our other films, including Shark Tale, Madagascar, Wallace & Gromit and our library of titles, contributed revenues totaling $167.1 million, respectively, generated primarily in the worldwide television and home entertainment markets. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios (“Universal Studios”) to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for the second quarter ended June 30, 2007 for Wallace & Gromit and Madagascar, and to a lesser extent some of our other films, increased by $25.5 million as a result of a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs. This change in estimate partially contributed to the change in Ultimate Revenues which is discussed below in “Costs of Revenue.”

Operating revenue for the nine months ended September 30, 2006 was primarily driven by Madagascar in the home entertainment and domestic pay television markets. During the nine months ended September 30, 2006,

Madagascar generated total revenue of $92.6 million, including revenue earned through merchandising and licensing. Over the Hedge contributed $12.8 million of ancillary revenue including merchandising and licensing revenue as well as an additional $4.6 million of revenue associated with the annual reimbursable amounts received pursuant to the Paramount Agreements. Wallace & Gromit contributed $20.5 million in revenue earned across a variety of markets. Our other films, including Shark Tale and our library titles, contributed $64.7 million of revenue generated in a variety of markets.

Costs of Revenue.    Costs of revenue increased by $137.0 million, or 140.9%, to $234.2 million for the nine months ended September 30, 2007. Amortization of film costs, the primary component of costs of revenue, for released films as a percentage of film revenue in the nine months ended September 30, 2007 was 43.9%, compared to 45.8% for the nine months ended September 30, 2006. Although there was a significant change in the mix of films earning revenue and, although to a lesser extent, a change in estimated Ultimate Revenues for several of our titles, amortization as a percentage of film revenue for the nine months ended September 30, 2007 was consistent with that for the same period of 2006. See Note 3 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the change in estimate of Ultimate Revenues.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $20.2 million to $77.1 million (including $25.5 million of stock compensation expense which is discussed in the following paragraph) for the nine months ended September 30, 2007 from $56.9 million (including a stock compensation expense of $16.1 million) for the nine months ended September 30, 2006. The $10.8 million increase in selling, general and administrative expenses (other than stock compensation expense which is discussed in the following paragraph) is primarily related to $13.5 million of higher employee-related costs, including the company-wide incentive bonus plan, as partially offset by $3.0 million of lower technology equipment-related costs.

Stock compensation expense was $25.5 million for the nine months ended September 30, 2007, as compared to $16.1 million for the same period for 2006. The increase in stock compensation expense resulted primarily from a higher anticipated probability of achieving specified cumulative performance goals associated with certain executive officers’ grants of restricted stock.

Operating Income.    Operating income for the nine months ended September 30, 2007 was $165.7 million, an increase of $129.2 million, or 354.0%, compared to that of $36.5 million for the comparable period of 2006. The increase in operating revenue for the nine-month period ended September 30, 2007 was largely as a result of the strong theatrical performance of Shrek the Third as offset by higher film amortization cost and increased selling, general and administrative costs.

Interest Income (Net of expense).    For the nine months ended September 30, 2007, total interest income was $21.5 million, an increase of $2.3 million or 12.0% from $19.2 million for the same period of 2006. The increase was primarily a result of the combination of higher interest rates and higher balances of cash and cash equivalents. Interest expense, net of amounts capitalized, for each of the nine months ended September 30, 2007 and 2006 was $2.3 million and $1.7 million, respectively. Interest expense for the nine-month period ended September 30, 2007 was higher than that for the same period of 2006 as a result of the $0.5 million write-off of deferred debt costs made in connection with the voluntary reduction to our revolving line of credit and higher interest rates associated with existing financing arrangements. This increase in expense was partially offset by a decrease of $0.6 million as a result of the full repayment of an interest-bearing advance in January 2006.

Interest expense capitalized to production film costs for the nine months ended September 30, 2007, was $6.9 million and remained principally unchanged from that for the same period of 2006.

Other Income (Net of expense).    For the nine-month period ended September 30, 2007 total other income was $4.4 million, consisting entirely of income recognized in connection with preferred vendor arrangements. This amount remained unchanged from that reported for the comparable period of 2006.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of the Tax Basis Increase and our quarterly revaluation of deferred tax assets, we have recognized $60.8 million and $4.4 million of net tax benefits greater than previously estimated for the nine months ended September 30, 2007 and 2006, respectively. We are obligated to remit to such affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Accordingly, we have recorded an expense of $51.7 million and $3.8 million to increase income tax benefit payable to stockholder for the nine months ended September 30, 2007 and 2006, respectively.

Provision for Income Taxes.    For the nine months ended September 30, 2007 and 2006, we recorded a provision for income taxes of $13.4 million and $18.1 million, respectively. Our effective tax rate (as a percentage of income before income taxes before increase in income tax benefit payable to stockholder) was 7.1% and 31% for the nine months ended September 30, 2007 and 2006, respectively. Our effective tax rate for the nine months ended September 30, 2007 and 2006 was lower than the 35% statutory federal rate because of the reduction in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. See Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further information regarding the provision for income taxes.

Net Income.    Net income for the nine months ended September 30, 2007 was $124.2 million or $1.22 per diluted share. This compared favorably to a net income of $36.5 million, or $0.35 net income per diluted share, in the corresponding period in 2006.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements:

	Balance Outstanding (in thousands)				Maturity Date	Interest Rate as of September 30, 2007		Interest Cost (in millions)
								Three Months Ended September 30,				Nine Months Ended September 30,
	September 30, 2007		December 31, 2006					2007		2006		2007		2006
Animation Campus Financing(1)	$73,000	(1)	$73,000	(1)	October 2009	6.08%		$1.2		$1.2		$3.6		$3.3
Revolving Credit Facility	$—		$—		October 2009	0.75	%(2)	$0.2	(2)	$0.4	(2)	$1.0	(2)	$1.1	(2)
HBO Subordinated Notes(3)	$50,000		$50,000		November 2007	5.86%		$1.1		$1.1		$3.3		$3.1

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

(3)

The subordinated notes are recorded net of a discount of $0.4 million and $1.4 million as of September 30, 2007 and December 31, 2006, respectively, which will be amortized to interest expense over the remaining term of the subordinated loan agreement.

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

As of September 30, 2007 we were in compliance with all applicable debt covenants.

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

As of September 30, 2007 we had non-cancelable talent commitments totaling approximately $18.8 million that are payable over the next five years.

Liquidity and Capital Resources

The Company’s operating activities through the period ended September 30, 2007 generated adequate cash to meet our operating needs. As of September 30, 2007 we had cash and cash equivalents totaling $543.7 million, a $37.4 million increase compared to $506.3 million at December 31, 2006. The principal components of the change in cash and cash equivalents during the nine months ended September 30, 2007 were cash generated from operating activities of $235.3 million, which was offset by repurchases of $194.4 million of our Class A common stock (which was comprised of repurchases of $193.4 million made pursuant to an approved stock repurchase program and $1.0 million of shares repurchased in connection with the withholding of restricted shares to cover employee withholding taxes for vested restricted stock awards) and $5.5 million invested in equipment. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	Nine months ended
	September 30, 2007	September 30, 2006
	(in thousands)
Net cash provided by operating activities	$235,332	$134,555
Net cash used in investing activities	(5,466)	(1,307)
Net cash used in financing activities	(192,486)	(1,077)

Net cash provided by operating activities for the first nine months of 2007 was $235.3 million and was primarily attributable to the collection of revenue attributable to Shrek the Third’s worldwide theatrical release and Over the Hedge’s worldwide home entertainment sales and to a lesser extent the collection of worldwide theatrical, television and home entertainment revenues for our other films, including Flushed Away, Madagascar, Shark Tale and Shrek 2. The operating cash provided during the first nine months of 2007 was offset by a $46.9 million payment to our distributor for prior-period costs which our distributor had not deducted from previous remittances made to us, a $22.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2006 from the Tax Basis Increase, a $13.1 million payment for estimated federal income taxes, film production spending and contingent compensation (including contingent compensation payments associated with Shrek the Third). Net cash provided by operating activities for the first nine months of 2006 was $134.6 million and was primarily attributable to collection of revenue earned in 2005 by both Madagascar and Wallace and Gromit in the theatrical and worldwide home entertainment markets and a $30.0 million refund associated with our 2005 income taxes. The operating cash provided during the first nine months of 2006 was partially offset by a $30.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and contingent compensation.

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $5.5 million and $1.3 million, respectively, resulting primarily from the investment in equipment.

Net cash used in financing activities for the nine months ended September 30, 2007 and 2006 was $192.5 million and $1.1 million, respectively. For the nine months ended September 30, 2007, net cash used in financing activities was primarily comprised of repurchases of our Class A common stock totaling $193.4 million made pursuant to a stock repurchase program approved by our Board of Directors in February 2007 and as amended in August 2007. Repurchases of our Class A common stock also include the withholding of stock to cover employee withholding taxes for vested restricted stock awards. For the nine months ended September 30, 2006, net cash used in financing activities consisted mainly of a $75.0 million advance repayment and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock from the respective employees. This use of cash in financing activities was largely offset by cash provided by financing activities consisting primarily of the $75.0 million signing bonus received from Paramount pursuant to terms of the Paramount Agreements.

For the remainder of 2007, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), to make contingent compensation and residual payments (on films released to date) and to fund technology capital expenditures will be approximately $60.0 million. In addition, in the fourth quarter of 2007 we expect to repay in full the $50 million of subordinated debt due to Home Box Office, Inc. (“HBO”). We also currently expect in 2007 that either we will remit to Paramount or that they will deduct from receipts due to us in the ordinary course of business under the Paramount Agreements up to approximately $40 million. This amount relates primarily to prior-period costs which were not deducted from cash remitted to us by our distributor in periods ending on or before September 30, 2007 and which we have recorded as a liability within the receivable from Paramount as of September 30, 2007.

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

We and our distributor provide for future returns of home video product at the time the products are sold. We and our distributor calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although we and our distributor allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar types of sales, information we receive from retailers and our assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process. Generally, our distributor’s customer payment terms are within 90 days from the end of the month in which the product was shipped. Actual returns are charged against the reserve.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, we recognized a $2.1 million net increase to reserves for uncertain tax positions as a decrease to opening retained earnings. As of January 1, 2007 (the adoption date of FIN 48), we had approximately $73.5 million of gross unrecognized tax benefits, of which $18.7 million would affect the Company’s effective tax rate if recognized. Also, if the $18.7 million of gross unrealized tax benefits were recognized, it would result in a $7.6 million increase in income tax benefit payable to shareholder relating to the Tax Basis Increase. We continue to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes. As of January 1, 2007 and September 30, 2007, we had approximately $1.3 million and $2.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. The tax period from October 27, 2004 through December 31, 2004 and tax years 2005 and 2006 remain subject to examination by taxing authorities.

In addition, we are subject to the examination of our tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Our federal income tax return for the period October 27, 2004 through December 31, 2004 and our California and New York state income tax returns for the period October 27, 2004 through December 31, 2004 and for the year ended December 31, 2005 are currently under examination by the respective taxing authority. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. The ultimate outcome of these tax contingencies could have a material effect on our financial position, results of operations or cash flows.

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

Information concerning certain risks and uncertainties appears in “Forward-Looking Statements” of this Quarterly Report and Part I, Item 1A “Risk Factors” of the Company’s 2006 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2006 Form 10-K or filings subsequently made with the SEC. The Company’s Prospectus dated August 6, 2007 (as supplemented by the Prospectus Supplement dated August 6, 2007, the “Prospectus”) contains information concerning certain risks and uncertainties in a section entitled “Risk Factors.” You may also wish to refer to such section (which is incorporated by reference herein) before making an investment decision with respect to shares of our Class A common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for the three months ended September 30, 2007.

	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or approximate dollar value) of Shares That May Yet be Purchased Under the Plan or Program(2)
July 1–July 31, 2007	567	(3)	$30.27	N/A	$106,567,000
August 1–August 31, 2007	4,813,964	(4)	$31.16	4,813,863	$—
September 1–September 30, 2007	8,925	(3)	$31.92	N/A	$—

Total	4,823,456		$31.16	4,813,863	$—

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)

On February 28, 2007, the Company disclosed that its Board of Directors had approved a stock repurchase program. Under this program, the Company may repurchase up to an aggregate of $150 million of its outstanding Class A common stock through the period ending August 31, 2008. In August 2007, the Board of Directors amended the stock repurchase program and increased the then aggregate size of the existing stock repurchase program from $106.6 million to $150.0 million.

(3)	Represents stock repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.
(4)	Includes 101 shares repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit No.	Title

10.1	Employment Agreement dated as of September 7, 2007 by and between the Company and Philip Cross (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 12, 2007).

10.2	Repurchase Agreement dated as of August 5, 2007 by and between DW Investment II, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007).

10.3	Form of Amendment Number One dated as of October 25, 2007 to Performance Compensation Award Agreement.

10.4	Form of Amendment Number One dated as of October 25, 2007 to Restricted Stock Unit Award Agreement.

10.5	Form of Stock Appreciation Right Award Agreement.

10.6	Form of Restricted Stock Unit Award Agreement.

10.7	Form of Restricted Share Award Agreement.

10.8	Form of Stock Appreciation Right Award Agreement (Non-employee Directors).

10.9	Form of Restricted Stock Unit Award Agreement (Non-employee Directors).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The section entitled “Risk Factors” contained in the Company’s Prospectus dated August 6, 2007, incorporated by reference from pages 4 through 18 of such document which was filed with the Securities and Exchange Commission on August 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: October 30, 2007	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title

10.1	Employment Agreement dated as of September 7, 2007 by and between the Company and Philip Cross (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 12, 2007).

10.2	Repurchase Agreement dated as of August 5, 2007 by and between DW Investment II, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2007).

10.3	Form of Amendment Number One dated as of October 25, 2007 to Performance Compensation Award Agreement.

10.4	Form of Amendment Number One dated as of October 25, 2007 to Restricted Stock Unit Award Agreement.

10.5	Form of Stock Appreciation Right Award Agreement.

10.6	Form of Restricted Stock Unit Award Agreement.

10.7	Form of Restricted Share Award Agreement.

10.8	Form of Stock Appreciation Right Award Agreement (Non-employee Directors).

10.9	Form of Restricted Stock Unit Award Agreement (Non-employee Directors).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The section entitled “Risk Factors” contained in the Company’s Prospectus dated August 6, 2007, incorporated by reference from pages 4 through 18 of such document which was filed with the Securities and Exchange Commission on August 8, 2007.