Form 10-K
period 2007-12-31
DreamWorks Animation SKG, Inc.
filed 2008-02-27
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐ .

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

Large accelerated filer  ☒Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐

                                (Do not check if a  smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,670,393,275 using the closing price of $28.84 as reported by the New York Stock Exchange as of such date. As of such date, non-affiliates held no shares of Class B common stock or Class C common stock. There is no active market for the Class B common stock or Class C common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons filing Schedules 13G with respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 30, 2007.

As of January 31, 2008, there were 81,592,861 shares of Class A common stock and 12,984,462 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2008 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.

Form 10-K

For the Year Ended December 31, 2007

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

Overview

DreamWorks Animation is principally devoted to developing and producing computer-generated, or CG, animated feature films. We have released a total of 15 animated feature films, nine of which have been CG animated feature films, and one direct-to-video title. Shrek the Third, Shrek 2 and Madagascar were the highest-grossing animated films in the domestic box office in their respective years of release, and Shrek 2 remains the highest-grossing animated film, as well as the third-highest grossing film, of all time in the domestic box office. The table below lists our animated films produced and released since 2005.

Film	Type of Animation	Domestic Theatrical Release Date	Domestic Box Office(1) (as of 12/31/07)	Worldwide Home Video Units(2) (as of 12/31/07)		Worldwide Home Entertainment Revenue(3) (as of 12/31/07)
Bee Movie	CG-Animated	November 2007	$124.4 million	N/A	(4)	N/A	(4)
Shrek the Third	CG-Animated	May 2007	$322.7 million	15.6 million	(5)	$257.0 million	(5)
Flushed Away	CG-Animated	November 2006	$ 64.7 million	6.5 million		$98.0 million
Over the Hedge	CG-Animated	May 2006	$155.0 million	15.0 million		$232.1 million
Wallace & Gromit: The Curse of the Were-Rabbit(6)	Stop-Motion	October 2005	$ 56.1 million	6.7 million		$99.1 million
Madagascar	CG-Animated	May 2005	$193.2 million	24.8 million		$360.7 million

(1)

Source: Nielsen EDI. Box office receipts represent the amounts collected by domestic theatrical exhibitors for exhibition of films and do not represent measures of our revenue. In the past, our distributors’ percentage of box office receipts has generally ranged from an effective rate of 49% to 56%, depending on the financial success of the motion picture and the number of weeks that it plays at the box office. For a discussion of how we recognize revenues on our films under our third-party distribution agreements, please see “—Distribution and Servicing Arrangements” herein.

(2)	Represents worldwide home video units shipped, less actual returns and an estimated provision for future returned units, as reported by our distributor.
(3)	Represents worldwide home entertainment revenue, less actual returns and an estimated provision for future returned units, as reported by our distributor.
(4)	Bee Movie is scheduled to be released in the home entertainment market on March 11, 2008.
(5)	Shrek the Third was released in the domestic home entertainment market on November 13, 2007.
(6)

Owned and produced by Aardman Animations, Ltd. (“Aardman”) for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets.

Our current business plan is generally to release two CG animation feature films per year, which we believe our experience, creative talent, scale of operations, technology and animation proficiency enable us to do. During 2007, we released two CG animated feature films, Shrek the Third and Bee Movie, which were released into the domestic theatrical market on May 11, 2007 and November 2, 2007, respectively. We expect to release two CG animated films in 2008, with the theatrical release of Kung Fu Panda on June 6, 2008 and Madagascar 2: The Crate Escape on November 7, 2008. We are currently producing four additional feature films that we expect to release in 2009 and in 2010. In February 2008, we announced that “How to Train Your Dragon,” which we had previously set for release in 2009, would instead be released in March 2010. As a result, we currently expect to release one film in 2009 and three films in 2010. In addition, we have a substantial number of projects in creative and story development that are expected to fill the release schedule in 2011 and beyond.

In December 2007, our half-hour television Christmas special, Shrek the Halls, premiered on network television. The special was one of the highest-rated television shows in its time slot during 2007. The Company has entered into an agreement with ABC Television, pursuant to which the Company has granted exclusive domestic television rights for the special until 2023. We have retained all other distribution rights related to the special, including DVD and other home entertainment distribution rights.

Our feature films are currently the source of substantially all of our revenue. We derive revenue from our distributors’ worldwide exploitation of our feature films in theaters and in ancillary markets such as home entertainment and pay and free broadcast television. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. Effective January 31, 2006, our results reflect our distribution, servicing and other arrangements with Paramount Pictures Corporation and its affiliates and related entities, including DreamWorks Studios (collectively “Paramount”), as discussed below. Beginning with the fourth quarter of 2004 and continuing through January 31, 2006, our results reflect the effects of our distribution, servicing and other arrangements with DreamWorks Studios as also discussed below.

Company History

Prior to the Separation on October 27, 2004, we were a business division of DreamWorks Studios, the diversified entertainment company formed in October 1994 by Steven Spielberg, Jeffrey Katzenberg and David Geffen. As a division of DreamWorks Studios, we conducted our business primarily through DreamWorks Studios’ animation division. On October 28, 2004, our Class A common stock began trading on the New York Stock Exchange in connection with our initial public offering.

In connection with the Separation, we entered into a separation agreement (the “Separation Agreement”) and a number of other agreements with DreamWorks Studios to accomplish the Separation and establish the terms of our other relationships with DreamWorks Studios. We completed the Separation in connection with our initial public offering in October 2004 by the direct transfer of certain of the assets and liabilities that comprise our business. DreamWorks Studio also transferred certain of its subsidiaries to us.

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff are based, was custom built in 1997.

Due to the success of CG animated films, in 2001 we decided to exit the hand-drawn, two-dimensional animation business after the completion and release in 2002 and 2003 of the two remaining hand-drawn features that were then in production. Beginning with Shrek 2, all released films, all films in production and projects in development, other than certain films that were financed, co-produced or distributed for Aardman, have been and are expected to be produced solely using CG images and techniques. In 2007, we announced that all of our films, beginning with the release of Monsters vs. Aliens in 2009, will be released in stereoscopic 3D.

In the past, we collaborated with Aardman with respect to the production and distribution of three films, Chicken Run, Wallace & Gromit: The Curse of the Were-Rabbit and Flushed Away. In January 2007, we announced that we had ended our relationship with Aardman. We retain the exclusive copyright and other intellectual property rights to all of our films and characters, other than (i) co-ownership of the copyright and other intellectual property rights (including characters) in and to films co-produced with Aardman, and (ii) Wallace & Gromit: The Curse of the Were-Rabbit, a film owned by Aardman for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets.

Projects in Production

We are currently producing six CG-animated feature films for release between 2008 and 2010. In addition, we have a substantial number of projects in development that are expected to fill our release schedule in 2011 and beyond. The table below lists all of our films in various stages of pre-production and production that are expected to be released through 2010.

Title	Expected Release Date*
Kung Fu Panda	June 6, 2008
Madagascar 2: The Crate Escape	November 7, 2008
Monsters vs. Aliens	March 2009
How to Train Your Dragon	March 2010
Shrek Goes Fourth	Second Quarter 2010
Mastermind (working title)	Fourth Quarter 2010

*	Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

In January 2008, the Company announced that it would be producing Shrek the Musical, a new Broadway musical based primarily upon the original Shrek film. The Company currently expects that the musical will initially open in Seattle in August 2008 and will open in New York in December 2008.

Distribution and Servicing Arrangements

On January 31, 2006, Viacom Inc. and certain of its affiliates (collectively, “Viacom”) (including Paramount) acquired DreamWorks Studios. In connection with this transaction, we terminated our prior distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”). Effective January 31, 2006, the worldwide theatrical and television distribution and home video fulfillment services for our films released after January 31, 2006 have been provided by Paramount. A detailed discussion of our distribution and fulfillment services agreements with Paramount is provided immediately below. For the period beginning October 1, 2004 to January 31, 2006, our films were distributed in the domestic theatrical and worldwide television market directly by DreamWorks Studios and in international theatrical and worldwide home entertainment markets by Universal Studios, Inc. (“Universal Studios”), as an approved subdistributor and fulfillment services provider of DreamWorks Studios, in each case pursuant to the terms of the DreamWorks Studios Distribution Agreement. Because the DreamWorks Studios Distribution Agreement governed our distribution and servicing arrangements for the period from October 2004 through January 2006, we have also included a discussion of the DreamWorks Studios Distribution Agreement immediately following the discussion of our existing agreements with Paramount.

How We Distribute, Promote and Market our Films with Paramount

Overview

On January 31, 2006, we entered into an exclusive distribution agreement with Paramount and its affiliates (the “Paramount Distribution Agreement”), and our wholly owned subsidiary, DreamWorks Animation Home Entertainment, L.L.C. (“DreamWorks Animation Home Entertainment”), entered into an exclusive fulfillment services agreement (the “Paramount Fulfillment Services Agreement” and, with the Paramount Distribution Agreement, the “Paramount Agreements”) with an affiliate of Paramount.

Under the Paramount Distribution Agreement, Paramount advertises, publicizes, promotes, distributes and exploits our animated feature films and direct-to-video films in each territory and in each media designated by us. Under the Paramount Fulfillment Services Agreement, we have engaged Paramount to render worldwide home video fulfillment services and video-on-demand services in each territory designated by us for all films previously released for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement with respect to which we own or control the requisite rights.

Paramount Distribution Agreement

The following is a summary of the Paramount Distribution Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors are encouraged to read the Paramount Distribution Agreement.

Term of Agreement.    The Paramount Distribution Agreement grants Paramount the exclusive worldwide right to distribute all of our animated films, including previously released films and direct-to-video films, completed and available for release through the later of (i) our delivery to Paramount of 13 new animated feature films, and (ii) December 31, 2012, unless, in either case, the agreement is terminated earlier in accordance with its terms. If we or Paramount terminate the Paramount Distribution Agreement, our existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that we have pre-approved. Our pictures are distributed in Japan under DreamWorks Studios’ existing arrangement with Kadokawa Entertainment Inc. (“Kadokawa Entertainment”). Paramount has entered into sub-distribution agreements with CJ Corporation and its affiliate CJ Entertainment (collectively, “CJ Entertainment”) for the distribution of our pictures in Korea (and with respect to Shrek the Third, China) under the Paramount Distribution Agreement.

The distribution rights granted to Paramount generally include (i) domestic and international theatrical exhibition, (ii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iii) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions, and (iv) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing. We retain all other rights to exploit our films, including domestic and international home entertainment exhibition and video-on-demand exhibition rights (and we have engaged Paramount under the Paramount Fulfillment Services Agreement to render services in connection with our exploitation of these rights on a worldwide basis), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Once Paramount has acquired the license to distribute one of our animated feature films or direct-to-video films, Paramount generally will have the right to exploit the film in the manner described above for 16 years from such film’s initial general theatrical release (with respect to theatrical films) or 10 years from such film’s initial general home entertainment release (with respect to direct-to-video films) unless, in either case, the Paramount Distribution Agreement is terminated earlier in accordance with its terms.

Distribution Services.    Paramount is responsible for the worldwide distribution in the media mentioned above of all of our animated films, but may engage one or more sub-distributors and service providers in those territories and media in which Paramount subdistributes all or substantially all of its motion pictures, subject to our prior written approval. Our grant of distribution rights to Paramount is expressly subject to certain existing subdistribution and license agreements previously entered into by DreamWorks Studios. Pursuant to the Paramount Distribution Agreement, we are required to continue to license directly to DreamWorks Studios those distribution rights in and to our existing and future animated films, to the extent necessary for DreamWorks Studios to comply with such existing subdistribution and license agreements (e.g., the existing arrangement with Kadokawa Entertainment). Upon expiration of DreamWorks Studios’ existing agreements, all distribution rights that are subject to such agreements shall be automatically granted to Paramount for the remainder of the term of the Paramount Distribution Agreement (e.g., the existing arrangement with CJ Entertainment).

Distribution Approvals and Control.    Paramount is required to consult with and submit to us a detailed plan and budget regarding the theatrical marketing, release and distribution of each of our films. We have certain approval rights over these plans and are entitled to determine the initial domestic theatrical release dates for all of our films and to approve the initial theatrical release dates in the majority of the international territories, subject to certain limitations in the summer and holiday release periods. Generally, Paramount is not permitted to theatrically release any film owned or controlled by Paramount with an MPAA rating of “PG” or “G” or less within the period beginning one week prior to, and ending one week following, the initial domestic and international territories theatrical release dates of one of our films. Paramount has further agreed that all matters regarding the designation and movement of theatrical release dates for our films and the related release and marketing obligations under the Paramount Distribution Agreement shall be, at all times, subject to the terms and conditions of our worldwide promotional agreement with McDonald’s.

Expenses and Fees.    The Paramount Distribution Agreement provides that we will be solely responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Paramount will be responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, advertising, marketing, publicizing and promotion of each film (collectively, the “Distribution Expenses”).

The Paramount Distribution Agreement provides that we and Paramount will mutually agree on the amount of Distribution Expenses to be incurred with respect to the initial theatrical release of each film in the domestic territory and in the majority of the international territories, including all print and advertising costs and media buys (e.g., expenses paid for print advertising). However, in the event of a disagreement, Paramount’s decisions, based on its good-faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Distribution Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less-restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Distribution Expenses incurred to release our three most recent event films, as measured on a rolling basis, subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Distribution Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

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

Signing Bonus; Reimbursement Amounts.    Pursuant to the terms of the Paramount Distribution Agreement, we received a $75 million cash signing bonus from an affiliate of Paramount, which we used towards the repayment of existing indebtedness to Universal Studios as required in connection with the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements (as defined below). Paramount also agreed to pay us an annual cost reimbursement amount during the period that we are delivering new films to Paramount pursuant to the Paramount Distribution Agreement. During the year ended December 31, 2007, the amount of this cost reimbursement paid by Paramount was approximately $10 million.

Nickelodeon Television Development.    As part of the Paramount Distribution Agreement, we agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop television properties based on our films and the characters and elements contained in those films. The license to Paramount is expressly conditioned on Paramount continuing to develop and commence production on television programs based on our film properties. We also retain the right to co-produce any television programs and maintain all customary creative approvals over any production utilizing our film properties, including the selection of the film elements to be used as the basis for any television productions. We are currently developing two potential television series with Nickelodeon—one based on the Penguins characters from Madagascar, which we expect to air beginning in 2009, and the other based on our 2008 theatrical release, Kung Fu Panda.

Additional Services.    Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide us at minimal cost certain production related services, including but not limited to film music licensing, archiving of film materials and credits as well as information technology oversight, participation and residual accounting and travel.

Termination.    Upon the occurrence of certain events of default, which include the failure of either party to make a payment and the continuance thereof for five business days, material uncured breach of the agreement and certain bankruptcy-related events, the non-breaching party may terminate the agreement. If we fail to deliver to Paramount three qualifying theatrical films per five-year period, if applicable, of the Paramount Distribution Agreement (e.g., three films within the first five years, six films within the first 10 years), then Paramount has the right to terminate the agreement. In addition, if Paramount is in breach or default under any sub-distribution or third-party service agreements that have been pre-approved by us, and such breach or default has or will have a material adverse effect on Paramount’s ability to exploit the distribution rights in accordance with the terms of the Paramount Distribution Agreement, then we may terminate the agreement. If we terminate the agreement, we generally can require Paramount to stop distributing our films in the various territories and markets in which Paramount directly distributes our films, or we can terminate the remaining term of the Paramount Distribution Agreement, but require Paramount to continue distributing our films that are currently being distributed or are ready for release pursuant to the Paramount Distribution Agreement, subject, in each case, to the terms of any output agreements (such as any agreements that we may have with any television networks) or other agreements to which the films are then subject (provided that Paramount continues to pay us all amounts required to be paid to us and to perform its other obligations pursuant to the Paramount Distribution Agreement). Unless otherwise agreed, termination of the Paramount Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. We can elect to terminate the Paramount Distribution Agreement and, in our sole discretion, the Paramount Fulfillment Services Agreement, at any time after January 1, 2011 if we experience a change in control (as defined therein) and pay a one-time termination fee. The amount of the termination fee is $150 million if we terminate the Paramount Distribution Agreement on January 1, 2011, and the amount of the termination fee reduces ratably to zero during the period from January 2, 2011 to December 31, 2012. Upon termination by either party of the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, we have the corresponding right to terminate the other agreement at our sole election.

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

Expenses and Fees.    The Paramount Fulfillment Services Agreement requires Paramount to pay all expenses relating to home entertainment distribution, including marketing, manufacturing, development and shipping costs, excluding contingent compensation and residual costs (collectively, “Home Video Fulfillment Expenses”) and all services fees paid to subcontractors. The Paramount Fulfillment Services Agreement provides that we and Paramount will mutually agree on the amount of Home Video Fulfillment Expenses to be incurred. However, in the event of a disagreement, Paramount’s decision, based on its good-faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Home Video Fulfillment Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less-restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Home Video Fulfillment Expenses incurred to release our three most recent event films, as measured on a rolling basis, subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Home Video Fulfillment Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

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

Termination.    The termination and remedy provisions under the Paramount Fulfillment Services Agreement are similar to those under the Paramount Distribution Agreement.

Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement

Each of our films is accounted for under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement on a combined basis for each film. In such regard, all revenues, expenses and fees under the Paramount Agreements for a given film are fully cross-collateralized. If a feature film or a direct-to-video film does not generate revenue in all media, net of the 8.0% distribution and servicing fee, sufficient for Paramount to recoup its expenses under the Paramount Agreements, Paramount will not be entitled to recoup those costs from proceeds of our other feature films or direct-to-video films, and we will not be required to repay Paramount for such amounts.

How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement

Distribution and Marketing with DreamWorks Studios

From October 2004 through January 2006, we distributed and marketed our films in all media through DreamWorks Studios and its sub-distributors and fulfillment services providers pursuant to the DreamWorks Studios Distribution Agreement. The DreamWorks Studios Distribution Agreement was originally scheduled to expire upon the later of (i) our delivery to DreamWorks Studios of 12 animated feature films, beginning with Shark Tale, and (ii) December 31, 2010, but was terminated effective January 31, 2006 in connection with Viacom’s acquisition of DreamWorks Studios.

Under the DreamWorks Studios Distribution Agreement, DreamWorks Studios directly distributed and marketed our films in the domestic theatrical market. Outside of this market, DreamWorks Studios entered into an international theatrical distribution agreement (the “Universal Distribution Agreement”) with Universal Studios (described below) that provided that Universal Studios’ affiliate would distribute and market DreamWorks Studios’ films (including ours) in international theatrical markets, excluding Japan, Korea and the People’s Republic of China. DreamWorks Studios contracted with Kadokawa Entertainment to provide such services in Japan, and contracted with CJ Entertainment to provide such services in Korea and the People’s Republic of China.

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

Theme Park Activities

The Separation Agreement and the DreamWorks Studios Distribution Agreement provided that, to the extent we wish to engage in theme park activities (as defined in Steven Spielberg’s employment agreement with DreamWorks Studios), we would only do so through Universal Studios until the later of the date (i) Steven Spielberg no longer has any contractual relationships with us or DreamWorks Studios and (ii) the time that he, his wife, his or her issue (or trusts for the primary benefit of any of them), his or her siblings (or trusts for the primary benefit of any of them) or a private charitable foundation organized by him and/or his wife, no longer directly or indirectly own or control any shares of Class A common stock issued to Steven Spielberg by us or no longer have a membership interest in DreamWorks Studios. Under the Universal Agreements, Universal paid DreamWorks Studios a $2 million annual exclusivity fee for theme park rights in respect of films DreamWorks Studios theatrically released in the domestic market (including our films), of which we received $1.8 million per year. As a result of the termination of the DreamWorks Studios Distribution Agreement and the Universal Agreements effective January 31, 2006, neither we nor DreamWorks Studios have any further right to this annual exclusivity fee. In connection with the termination, we paid $0.6 million to Universal Studios, which represented the amount of the unearned portion of the exclusivity fee previously advanced to us. In December 2006, DreamWorks Animation was granted permission to engage in theme-park activities other than through Universal Studios.

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

We currently have multi-picture agreements with Activision for video games and Hallmark for party goods and greeting cards. Our single picture licenses include, among others, Mattel, Inc. (as the master toy licensee) and Kappa Graphics (licensed for coloring and activity books) for Kung Fu Panda and Ty Inc. (licensed for plush toys) and Bentex Group Inc. (licensed for apparel) for Madagascar 2: The Crate Escape.

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

We have multi-picture strategic alliances with McDonald’s, Kellogg’s and Hewlett-Packard. In addition, we have single-picture promotions in place for our motion pictures, such as with Energizer Battery for Kung Fu Panda and General Mills for Madagascar 2: The Crate Escape. We also have similar promotional relationships with brand leaders, such as Kraft Foods, Cadbury Adams, Sabritas and United Biscuits France in the international marketplace for our movies.

We believe these relationships are mutually valuable. We benefit because of the substantial consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

In 2008, the Company announced that it had entered into a strategic alliance with Tatweer Dubai LLC (“Tatweer”). Under this agreement, the Company will license certain of its characters for use in connection with a planned DreamWorks theme park in Dubai, which is currently scheduled to open in 2012. The agreement also grants Tatweer the right to use the Company’s characters in connection with themed hotels, restaurants and other tourism projects.

We believe these relationships are mutually valuable. We benefit because of the substantial consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

How We Develop and Produce our Films

The CG Animated Filmmaking Process

The filmmaking process starts with an idea. Inspiration for a film comes from many sources—from our in-house staff, from freelance writers and from existing literary works. Successful ideas are generally written up as a treatment (or story description) and then proceed to a screenplay, followed by the storyboarding process and then finally into the production process. Excluding the script and early development phase, the production process, from storyboarding to filming out the final image, can take approximately three to four years.

We employ small collaborative teams that are responsible for preparing storylines and ideas for the initial stages of development. These teams, through a system of creative development controls, are responsible for ensuring that ideas follow the best creative path within a desired budget and schedule parameters. The complexity of each film, the background environments, the characters and all of the elements in a film create a very intricate and time-consuming process that differs for each film. The table below depicts, in a very general manner, a timeline for the filmmaking process, and describes the four general and overlapping phases that constitute the process and their components:

The development phase generally consists of story and visual development. The duration of the development phase can vary project by project—from a matter of months to a number of years. In the pre-production phase, the script and story are further developed and refined prior to the majority of the film crew commencing work on the project. The production phase which follows can last up to two years and involves the largest number of staff. The Company’s introduction of stereoscopic 3D for its films beginning in 2009 provides the filmmakers with additional variables to review and decide upon during this production phase. Finally, in the post-production phase, the core visuals and dialogue are in place and we add important elements such as sound effects and the music/score.

Our Technology

Our technology plays an important role in the production of our films. Our focus on user interface and tool development enables our artists to use existing and emerging CG technologies, allowing us to leverage our artistic talent. In addition, we have strategic relationships with leading technology companies that allow us to leverage third-party advancements and technology at the early stages of their introduction.

Competition

Our films compete on a broad level with all forms of entertainment and even other consumer leisure activities. Our primary competition for film audiences comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at the same time as our films. At this level, in addition to competing for box-office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, with respect to the home entertainment and television markets, we compete with other films as well as other forms of entertainment. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees.

Competition for Film Audiences.    Our primary competition comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its domestic box-office performance. Because we currently expect to release only two films per year, our objective is to produce so-called “event” films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of films targeting similar audiences. In this regard, we pay particular attention to the expected release dates of films produced by other animation studios, although we also pay attention to the expected release dates of live-action and other “event” films that are vying for similar broad audience appeal.

Disney/Pixar, Sony Entertainment and Fox Entertainment’s Blue Sky Studios are currently the CG animation studios that we believe target similar audiences and have comparable CG animated filmmaking capabilities. In addition, other companies and production studios continue to release animated films, including CG animated films, which can affect the market in which our films compete.

Competition in Home Entertainment.    In the home entertainment market, our films compete with not only other theatrical titles or direct-to-video titles and television series titles, but also other forms of home entertainment, such as Internet-based or console games. As competition in the home entertainment market increases, consumers are given a greater number of choices for home entertainment products. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Over the past several years, there has been an increase in the number of titles available in the home entertainment market at any given period. Additionally, the increased number of titles in the home entertainment market has increased the competition for shelf space given by retailers for any specific title.

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

Employees

As of December 31, 2007, we employed approximately 1,450 people, many of whom were covered by employment contracts, which generally include non-disclosure agreements. Of that total, approximately two-thirds were directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 195 were primarily engaged in supporting and developing our animation technology, and approximately 325 worked on general corporate and administrative matters, including our licensing and merchandising operations. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 510 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under three industry-wide collective bargaining agreements to which we are a party, namely the Local 839 of the International Alliance of Theatrical Stage Employees Agreement and the International Alliance of Theatrical Stage Employee Basic Agreement (collectively “IATSE”), which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild (“SAG”), which generally covers artists such as actors and singers. The collective bargaining agreements with SAG and IATSE expire in June 2008 and July 2009, respectively. We believe that our employee and labor relations are good.

Recent Developments

Adoption of Executive Bonus Performance Criteria

On February 21, 2008, the Company’s Compensation Committee approved the performance criteria for the cash bonuses for Lewis Coleman, Ann Daly and Katherine Kendrick for the year ending December 31, 2008. For 2008, these named executive officers will be eligible to receive a bonus under the Company’s 2008 Annual Incentive Plan (the “2008 Plan”) (the material terms of which are described below) based on the Company’s 2008 return on equity. Pursuant to the terms of their respective employment agreements with the Company, the target bonus amounts for Mr. Coleman, Ms. Daly and Ms. Kendrick are $1,000,000, $750,000 and $300,000, respectively, and the maximum bonus amounts are $1,750,000, $1,500,000 and $600,000, respectively. Actual bonuses payable for 2008, if any, will vary depending on the extent to which performance meets, exceeds or falls short of the established performance goals for the year. In addition, the Compensation Committee retains negative discretion to decrease the bonuses that would be payable to these named executive officers regardless of the Company’s performance in 2008. No bonuses will be paid under the 2008 Plan unless the 2008 Plan has previously been approved by the Company’s stockholders.

On February 21, 2008, the Board of Directors adopted the 2008 Plan, subject to the approval of the Company’s stockholders. The purpose of the 2008 Plan is to provide annual performance-based incentive compensation opportunities to eligible employees of the Company and its affiliates who are in a position to contribute materially to the Company’s success. The 2008 Plan provides for the grant of annual incentive awards, including awards that are designed to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. Section 162(m) currently provides that if, in any year, the compensation that is paid to the Company’s Chief Executive Officer or to any of its three other most highly compensated executive officers (excluding its Chief Financial Officer) exceeds $1,000,000 per person, any amounts that exceed the $1,000,000 threshold will not be deductible by us for federal income tax purposes, unless the compensation qualifies for an enumerated exception under Section 162(m). Compensation that is “performance-based,” within the meaning of Section 162(m), is not subject to these deduction limits. To qualify as performance-based compensation, among other requirements, the compensation must be paid only upon the attainment of certain performance goals using performance criteria that have been approved by the Company’s stockholders.

The 2008 Plan would be administered by a committee (the “Committee”) of two or more directors, all of whom qualify as “outside directors” as defined in Section 162(m). Each performance period under the 2008 Plan would be for a calendar year, with the Committee establishing the performance goals and level of payment based on performance for each year. The maximum amount payable under the 2008 Plan to any individual in a calendar year would be $10,000,000. Awards would be payable in cash or in restricted stock, restricted stock units or fully vested shares of equivalent value. Any shares of restricted or restricted stock units would also be subject to the terms of the applicable Company equity compensation plan and award agreement.

The Committee would be permitted to designate certain awards (“Section 162(m) Awards”) granted under the 2008 Plan as awards intended to qualify as “performance-based compensation” within the meaning of Section 162(m). Any awards so designated would be subject to additional requirements in accordance with Section 162(m). In the first 90 days of the calendar year, the Committee would determine the type of Section 162(m) Awards to be issued, the applicable performance criteria, the kinds and levels of performance goals and any performance formula used to determine whether a performance compensation award has been earned. In selecting the performance criteria, the Committee must select from a list of performance criteria set forth in the 2008 Plan. Except as otherwise permitted by Section 162(m), in order to be eligible for a Section 162(m) Award for a particular performance period, a participant would be required to be employed by the Company on the last day of the performance period, the performance goals would be required to be satisfied and certified by the Committee and the performance formula would be required to determine that some or all of the performance compensation award had been earned for the period. The Committee would also be permitted to exercise “negative discretion,” that is, to reduce or eliminate the amount of an award earned in a particular period, even if the applicable performance goals have been attained.

In the event of a change of control of the Company, unless provision were made in connection with such change of control for assumption of awards previously granted under the 2008 Plan, all awards would be paid out as if the date of the change of control were the last day of the applicable calendar year and “target” performance levels had been attained.

The Board of Directors would be permitted to amend or terminate the 2008 Plan, provided that no change would be permitted without the approval of the stockholders that (i) would change the performance criteria applicable to Section 162(m) Awards, (ii) would increase the maximum authorized to be paid to any participant in a calendar year or (iii) would require stockholder approval to satisfy Section 162(m). Nothing in the 2008 Plan would limit or restrict the Company from making any award or payment to any person under any other plan, arrangement, agreement or understanding.

The foregoing description of the 2008 Plan is qualified in its entirety by reference to the 2008 Plan, which is attached as an exhibit to this Annual Report on Form 10-K.

Waiver of Incentive Awards by Jeffrey Katzenberg

In February 2008, Jeffrey Katzenberg, at his initiative and request, agreed to waive any annual cash incentive or equity awards that, subject to the discretion of the Compensation Committee, he would have been granted during the remaining term of his current employment agreement. The term of his current employment agreement runs through October 27, 2009. Previously, Mr. Katzenberg delivered two additional waivers of incentive awards.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

Our common stock is listed on the NYSE under the symbol “DWA.” You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at http://www.DreamworksAnimation.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with, or furnishing them to, the SEC. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC. In June 2007, we filed with the NYSE our Chief Executive Officer’s annual certification regarding compliance with the NYSE’s corporate governance standards as required by Section 303A.12(a) of the NYSE’s Listed Company Manual. The certification was made without qualification. We are also filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.

Item 1A.	Risk Factors

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition or operating results.

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

In general, the economic success of a motion picture is dependent on its domestic theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. If we are unable to judge accurately audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any net revenues for such film from Paramount. In the past (including in the past three years), some of our films have not recovered, after recoupment of marketing, fulfillment services and distribution costs, their production costs in an acceptable timeframe or at all.

Our business is dependent upon the success of a limited number of releases each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results.

Our current business plan is generally to release two CG animation feature films per year. The unexpected delay in release or commercial failure of just one of these films can have a significant adverse impact on our results of operations in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. The limited number of films that we release each year magnifies fluctuations in our earnings. Therefore, our reported results for quarterly and annual periods may be skewed based on the release dates of our films, which could result in volatility in the price of our Class A common stock. In addition, we can make no assurances that home entertainment wholesale prices can be maintained at current levels due to marketplace or other factors. In 2005, the home entertainment performance of our films was adversely affected by changes in the home entertainment market.

Our operating results fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual operating results because of a variety of factors, including the following:

•	the potential varying levels of success of our feature films;

•	the timing of the domestic and international theatrical releases and home entertainment release of our feature films; and

•

our distribution arrangements with Paramount, which cause us to recognize significantly less revenue from a film in the period of a film’s initial theatrical release than we would absent these agreements.

Furthermore, in the event that the Paramount Agreements were terminated, depending on the arrangement that we negotiated with a replacement distributor or fulfillment services provider, we could be required to directly incur distribution, servicing and marketing expenses related to our films, which under the Paramount Agreements are incurred by Paramount. Because we would expense those costs as incurred, further significant fluctuations in our operating results could result.

We principally operate in one business, the production of CG animated feature films, and our lack of a diversified business could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we depend primarily on the success of our feature films. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. In this regard, the acquisition of Pixar by Disney gives Pixar the benefits of being part of a large, diversified corporate group. We, on the other hand, derive substantially all of our revenue from a single source—our CG animated feature films—and our lack of a diversified business model could adversely affect us if our films fail to perform to our expectations.

We cannot predict the effect that rapid technological change, emerging distribution channels or alternative forms of entertainment may have on us or the motion picture industry.

The entertainment industry in general, and the motion picture industry in particular, continue to undergo significant changes, due, in part, to technological developments. Due to rapid growth of technology and shifting consumer tastes, we cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the potential revenue from and profitability of our animated feature films. In addition, certain outlets for the distribution of motion pictures may not continue to have the public acceptance that they currently have. For example, the availability of high-quality home entertainment systems may reduce the public’s desire to see motion pictures in the theaters. In addition, we cannot assure you that consumers will continue to use the DVD format for their home entertainment or whether other developing distribution channels, such as video-on-demand or Internet distribution, will be accepted by the public. Currently, a significant portion of our results of operations are due to DVD sales. During 2007, three retailers, Wal-Mart, Target and Best Buy, accounted for approximately 60% of the Company’s domestic DVD sales. If these and other retailers’ support of the DVD format decreases, the Company’s results of operations could be materially adversely affected. In addition, if other distribution channels (such as the Internet delivery of films) are accepted by the public, we cannot assure you that we will be successful in exploiting such channels. Moreover, to the extent that other distribution channels gain popular acceptance, it is possible that demand for existing distribution channels, such as DVDs, will decrease. If we are unable to successfully exploit new distribution channels or if they prove to be less profitable than existing channels, our business, results of operations or financial condition could be materially adversely affected.

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

The costs to develop, produce and market a film are substantial. In 2007, for example, we spent approximately $290.0 million to fund production costs (excluding capitalized interest and overhead expense) and to make contingent compensation and residual payments. For the year ending December 31, 2008, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense) and to make contingent compensation and residual payments (on films released to date) will be approximately $280.0 million. In addition, contingent compensation related to our 2008 releases could be significant. Although we retain the right to exploit each of the 15 films that we have previously released, the size of our film library is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our $100 million revolving credit facility. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

The costs of producing and marketing our feature films have steadily increased and will likely increase in the future (in part, as a result of our plans to produce films in stereoscopic 3D), which may make it more difficult for a film to generate a profit or compete against other films.

The production and marketing of theatrical feature films require substantial capital and the costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a rate faster than increases in either domestic admission to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent for revenue on other media, such as home entertainment, television, international markets and new media.

Recently, we announced that, beginning with the release of Monsters vs. Aliens in 2009, all of our films will be released in stereoscopic 3D. The Company has implemented, and expects to continue to implement, a number of changes to its production processes in order to produce stereoscopic 3D films. These changes will increase the costs of producing our films, which may make it more difficult for a film to generate a profit. There are currently a limited number of movie theatres that are capable of screening films in stereoscopic 3D. Additionally, other entertainment companies have announced plans to release films in stereoscopic 3D, which will increase the competition for 3D screens. While we believe that the number of 3D-capable movie theatres will increase over time, the costs to theatre owners of purchasing 3D screening equipment may slow this increase, especially if theater owners are concerned about the availability of sufficient 3D titles to justify the expense. While we believe that consumers will find the 3D movie experience to be at least as enjoyable as the current two-dimensional experience, there can be no assurances about ultimate audience acceptance of the format. There can also be no assurances that consumers will be willing to pay higher ticket prices for stereoscopic 3D films, which may make it more difficult for us to recoup the higher production costs.

We compete for audiences based on a number of factors, many of which are beyond our control.

The number of animated and live-action feature films released by competitors, particularly the major U.S. motion picture studios, may create an oversupply of product in the market and may make it more difficult for our films to succeed. In particular, we compete directly against other animated films and family-oriented live-action films. Oversupply of such products (especially of high-profile “event” films such as ours) may become most pronounced during peak release times, such as school holidays, national holidays and the summer release season, when theater attendance has traditionally been highest. Although we seek to release our films during peak release times, we cannot guarantee that we will be able to release all of our films during those times and, therefore, may miss potentially higher gross box-office receipts. In addition, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. If our competitors were to increase the number of films available for distribution and the number of exhibition screens remained unchanged, it could be more difficult for us to release our films during optimal release periods.

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

Our business is normally subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates for theatrical and home entertainment are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in our consumer products business are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in our first fiscal quarter due to the holiday season. Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of our theatrical or home entertainment releases), the effect could have a disproportionate effect on our results for the year.

Strong existing film studios competing in the CG animated film market and the entrance of additional competing film studios could adversely affect our business in several ways.

CG animation is a relatively new form of animation that has been successfully exploited by a growing number of film studios since the first CG animated feature film, Toy Story, was released by Pixar in 1995. Recently, a number of studios have entered or announced their intentions to enter the CG animated film market, thus potentially increasing the number of CG animated films released per year. In addition, the acquisition of Pixar by Disney combines the creative talents and assets of two of our competitors and may have an impact on the CG animation market. As a result, the popularity of the CG animation technique could suffer and there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional animation companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

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

In January 2006, we entered into the Paramount Agreements pursuant to which Paramount and certain of its affiliates are responsible for the worldwide distribution and servicing of all of our films in substantially all audio-visual media. If Paramount fails to perform under either of the Paramount Agreements, it could have a material adverse effect on our business reputation, operating results or financial condition. In addition, our grant of distribution and servicing rights to Paramount is expressly subject to certain existing sub-distribution, servicing and license agreements previously entered into by DreamWorks Studios. Pursuant to the Paramount Agreements, we will continue to license to DreamWorks Studios those distribution and servicing rights in and to existing and future films, to the extent necessary for DreamWorks Studios to comply with such existing sub-distribution, servicing and license agreements, including the existing sub-distribution, servicing and licensing agreements that DreamWorks Studios has entered into with other third-party distributors and service providers. Upon expiration of our existing agreements, all distribution and servicing rights that are subject to such agreements will be automatically granted to Paramount for the remainder of the term of the Paramount Agreements. We cannot assure you that, upon expiration of such agreements, Paramount will be able to replace such sub-distribution, servicing and license agreements that are on terms as favorable as DreamWorks Studios’ existing sub-distribution, servicing and license agreements. For a description of the terms of the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement, see “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount.”

Although the Paramount Agreements obligate Paramount to distribute and service our films, Paramount is able to terminate the agreements upon the occurrence of certain events of default, including a failure by us to deliver to Paramount a minimum number of films over specified time periods. If Paramount fails to perform under the Paramount Agreements or the agreements are terminated by Paramount or otherwise, we may have difficulty finding a replacement distributor and service provider, in part because our films could continue to be subject to the terms of the existing sub-distribution, servicing and licensing agreements that DreamWorks Studios, Paramount or both have entered into with third-party distributors and service providers. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement.” We cannot assure you that, as a result of existing agreements or for other reasons, we will be able to find a replacement distributor or service provider on terms as favorable as those in the Paramount Agreements.

We are dependent on Paramount for the timely and accurate reporting of financial information related to the distribution of our films.

The amount of our net revenue and associated gross profit recognized in any given quarter or quarters from all of our films depends on the timing, accuracy and amount of information we receive from Paramount, our third party distributor and service provider. Although we obtain from Paramount the most current information available to recognize our revenue and determine our film gross profits, Paramount may make subsequent revisions to the information that it has provided, which could have a significant impact on us in later periods. In addition, if we fail to receive accurate information from Paramount or fail to receive it on a timely basis, it could have a material adverse effect on our business, operating results or financial condition.

DreamWorks Studios and Paramount provide us with certain services, which, if terminated, may increase our costs in future periods.

At the time of the Separation, we entered into a Services Agreement with DreamWorks Studios whereby DreamWorks Studios agreed to provide us with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration and other general support services. In addition, pursuant to the Services Agreement, we provided DreamWorks Studios with office space at our Glendale facility, facilities management, information technology equipment purchasing services and limited legal services. As a result of Viacom’s acquisition of DreamWorks Studios, (i) we and DreamWorks Studios agreed to terminate certain services provided to us by DreamWorks Studios under the Services Agreement as of January 31, 2006, (ii) we and DreamWorks Studios agreed to continue to provide other specified services to each other under the Services Agreement for transitional periods, (iii) we and DreamWorks Studios agreed to continue to provide other services to each other until such services are terminated in accordance with the Services Agreement, and (iv) under the terms of the Paramount Distribution Agreement with us, Paramount and certain of its affiliates agreed to provide us with the following services: music licensing, music and creative, music business affairs, story department, archiving of film materials, casting, information technology, travel, the calculation and administration of residuals and contingent compensation for our motion pictures, and compiling, preparing and checking credits to be accorded on our films and working and complying with MPAA rules and regulations (including obtaining the MPAA rating for all of our motion pictures). DreamWorks Studios continues to provide us with certain corporate aviation services pursuant to the terms of the aircraft time-share agreements entered into in connection with the Services Agreement, and we continue to provide DreamWorks Studios with certain trademark-related legal services and office-related services.

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

Because we have historically derived slightly more than one-third of our revenue from the exploitation of our films in territories outside of the United States, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•	fluctuating foreign exchange rates;

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes and changes in these laws;

•	differing cultural tastes and attitudes, including varied censorship laws;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets;

•	the instability of foreign economies and governments; and

•	war and acts of terrorism.

Piracy of motion pictures, including digital and Internet piracy, may decrease revenue received from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free TV and the Internet. The introduction of stereoscopic 3D technology in films may temporarily make piracy more difficult during a film’s initial theatrical release; however, it will not likely affect other methods of obtaining unauthorized copies. The increased consumer acceptance of entertainment content delivered electronically and consumer acquisition of the hardware and software for facilitating electronic delivery may also lead to greater public acceptance of unauthorized content. The proliferation of unauthorized copies and piracy of these products has an adverse affect on our business because these products reduce the revenue we receive from our legitimate products. Under our agreements with Paramount, Paramount is substantially responsible for enforcing our intellectual property rights with respect to all of our films subject to the Paramount Agreements and is required to maintain security and anti-piracy measures consistent with the highest levels it maintains for its own motion pictures in the applicable portion of the territory. Other than the remedies we have in the Paramount Agreements, we have no way of requiring Paramount to take any anti-piracy actions, and Paramount’s failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

Unauthorized copying and piracy are prevalent in various parts of the world, including in countries where we may have difficulty enforcing our intellectual property rights. The MPAA monitors the progress and efforts made by various countries to limit or prevent piracy. In the past, trade associations have enacted voluntary embargoes on motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S.-produced motion pictures. There can be no assurance, however, that voluntary industry embargoes or U.S. government trade sanctions will be enacted or, if enacted, effective. If enacted, such actions could negatively affect the amount of revenue that we realize from the international exploitation of motion pictures, depending upon the countries subject to such action and the duration and effectiveness of such action. If embargoes or sanctions are not enacted or if other measures are not taken, we may lose an indeterminate amount of additional revenue as a result of motion picture piracy.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective as of December 31, 2008 (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Our historical results may not be indicative of our results as a separate company.

Our historical financial information presented in this document does not reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity pursuing independent strategies during all periods presented. For example, our historical consolidated financial statements do not reflect what our results of operations, financial condition or cash flows would have been had the DreamWorks Studios Distribution Agreement been in place for all periods presented. As a result, our historical financial information is not necessarily indicative of our future results of operations, financial condition or cash flows.

We could be adversely affected by strikes and other union activity.

A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Along with the major U.S. film studios, we employ members of IATSE on many of our productions. We are currently subject to collective bargaining agreements with IATSE, the Local 839 of IATSE (the Animation Guild and Affiliated Optical Electronic and Graphic Arts), the Local 700 of IATSE (the Motion Picture Editors Guild) and SAG. The collective bargaining agreements with SAG and IATSE (including our agreements with Local 700 and Local 839 of IATSE) expire in June 2008 and July 2009, respectively. We may also become subject to additional collective bargaining agreements. Such a halt or delay, depending on the length of time involved, could cause the delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate. In addition, strikes by unions with which we do not have a collective bargaining agreement (such as the recent strike by the Writers Guild of America) can have adverse effects on the entertainment industry in general and, thus, indirectly on us.

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

Potential acquisitions could negatively affect our operating results.

From time to time, we may enter into discussions regarding acquisition opportunities, both in connection with our traditional CG animation business or new types of businesses. To the extent that we consummate acquisitions, there can be no assurance that such acquisitions will be successfully integrated by us or that such acquisitions will not adversely affect our results of operations, cash flows or financial condition. Moreover, there can be no assurance that we will be able to identify acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any discussions will result in an acquisition. Any such acquisitions may require significant additional capital resources and there can be no assurance that we will have access to adequate capital resources to effect such future acquisitions.

A variety of uncontrollable events may reduce demand for our entertainment products or otherwise adversely affect our business.

Demand for our products and services are highly dependent on the general environment for entertainment and other leisure activities. The environment for these activities can be significantly adversely affected in the United States or worldwide as a result of variety of factors beyond our control, including terrorist activities, military actions, adverse weather conditions or natural disasters or health concerns. For example, the terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. Such disruption in the future could have a material adverse effect on our business and results of operations. Similarly, an outbreak of a particular infectious disease could negatively affect the public’s willingness to see our films in theatres.

To be successful, we must continue to attract and retain qualified personnel and our inability to do so would adversely affect the quality of our films.

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. Competition for the caliber of talent required to make our films, particularly for our film directors, producers, writers, animators, creative and technology personnel, will continue to intensify as other studios, some with substantially larger financial resources than ours, build their in-house CG animation or special-effects capabilities. In addition, the acquisition of Pixar by Disney combines the creative talents and assets of two of our competitors and may have an impact on the CG animation market. The entrance of additional film studios into the CG animated film industry or the increased production capacity of existing film studios will increase the demand for the limited number of talented CG animators and programmers. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such qualified personnel in the future. If we are unable to hire and retain qualified personnel in the future, particularly film directors, producers, animators, creative personnel and technical directors, there could be a material adverse effect on our business, operating results or financial condition.

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

We depend on our proprietary technology to develop and produce our CG animated feature films. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. From time to time, we may have patent applications pending in the United States or other countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, to produce our films we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films remain competitive. Such costs could have a material adverse affect on our business, financial condition or results of operations.

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

One of the risks of the CG animated film production business is the possibility of claims that our productions and production techniques misappropriate or infringe the intellectual property rights of third-parties with respect to their technology, software, previously developed films, stories, characters, copyrights, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or misappropriation claims (or claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

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

Our stock price may also experience fluctuations as a result of the limited number of outstanding shares that are able to be sold in an unrestricted manner (often referred to as the “public float”). As a result of our limited public float, large transactions by institutional investors may result in increased volatility in our stock price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of movie studios. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance.

Future sales of our shares, including sales that may occur in connection with follow-on offerings that we have agreed to effect for certain of our stockholders, may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Each of Jeffrey Katzenberg, David Geffen, Paul Allen or entities controlled by them or their permitted transferees are able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act. In addition, entities controlled by each of Jeffrey Katzenberg and David Geffen (and certain of their permitted transferees) have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. If any of Paul Allen, Jeffrey Katzenberg, David Geffen or entities controlled by them or their respective permitted transferees were to sell a large number of their shares, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

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

Jeffrey Katzenberg, David Geffen and entities controlled by them own 100% of our Class B common stock representing approximately 13.7% of our common equity and approximately 70.5% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg and David Geffen or entities controlled by them generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock may make us a less attractive takeover target.

The interests of our controlling and significant stockholders may conflict with the interests of our other stockholders.

We cannot assure you that the interests of Jeffrey Katzenberg, David Geffen or entities controlled by them will coincide with the interests of the holders of our Class A common stock. For example, Jeffrey Katzenberg and David Geffen, or entities controlled by them, could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Jeffrey Katzenberg and David Geffen may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between us, on the one hand, and certain of our founding stockholders, on the other hand, which could prevent us from taking advantage of certain corporate opportunities. So long as Jeffrey Katzenberg, David Geffen or entities controlled by them continue to collectively own shares of our Class B common stock with significant voting power, Jeffrey Katzenberg and David Geffen, or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions.

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of Paul Allen. As a result of certain transactions that entities controlled by Paul Allen engaged in, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the years ended December 31, 2006 and 2007, we made payments totaling $32.4 million and $27.6 million, respectively, to Mr. Allen’s affiliate. As of December 31, 2007, we have recorded a liability of $68.4 million to Mr. Allen’s affiliate. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 9 to our audited consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes.”

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

The anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and by-laws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

•

the division of our capital stock into Class A common stock, entitled to one vote per share, and Class B common stock, entitled to 15 votes per share, all of which Class B common stock will initially be owned or controlled by Jeffrey Katzenberg and David Geffen;

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

None.

Item 2.	Properties

We conduct our business primarily in two studios—in Glendale, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus is approximately 326,000 square feet and houses a majority of our employees. The lease of the Glendale animation campus, which had originally been with a financial institution that had acquired and financed the Glendale animation campus for $76.5 million, was renegotiated in March 2002 through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million. The lease term with the special-purpose entity was originally for a five-year term and was subsequently extended through October 2009.

In addition to the Glendale Animation Campus, in February 2008 we entered into a three-year lease for approximately 47,000 square feet of additional office space in Glendale, California.

Redwood City Facility

Our Redwood City studio is approximately 100,000 square feet of office space. We entered into a 10-year lease agreement for our Redwood City facility in 2002 with a current annual rent of approximately $5.0 million.

Item 3.	Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business, typically intellectual property litigation and infringement claims related to our feature films, which could cause us to incur significant expenses or prevent us from releasing a film. We also have been the subject of patent and copyright claims relating to technology and ideas that we may use or feature in connection with the production, marketing or exploitation of our feature films, which may affect our ability to continue to do so. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2007.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	57	Chief Executive Officer and Director
Roger A. Enrico	63	Chairman of the Board of Directors
Lewis Coleman	66	President, Chief Financial Officer and Director
Ann Daly	51	Chief Operating Officer
Katherine Kendrick	47	General Counsel and Secretary
Anne Globe	45	Head of Worldwide Marketing and Consumer Products
William Damaschke	44	Co-President of Production and President of Live Theatrical
John Batter	44	Co-President of Production
Philip M. Cross	62	Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director. Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. Mr. Katzenberg co-founded and was a principal member of DreamWorks Studios from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding DreamWorks Studios, Mr. Katzenberg served as chairman of the board of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. Mr. Katzenberg serves on the boards of The Motion Picture and Television Fund, The Museum of Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts and The Simon Wiesenthal Center. He is co-chairman of each of the Creative Rights Committee of the Directors Guild of America, and the Committee on the Professional Status of Writers of the Writers Guild of America. In addition, his fundraising efforts on behalf of AIDS Project Los Angeles have helped to provide its clients with medical and social services. As a director, Mr. Katzenberg serves on and chairs our Nominating and Governance Committee.

Roger A. Enrico—Chairman of the Board. Mr. Enrico has served as the Chairman of our Board of Directors since October 2004. Mr. Enrico is the former chairman and chief executive officer of PepsiCo, Inc. Mr. Enrico was chief executive officer of PepsiCo, Inc. from April 1996 to April 2001, chairman of PepsiCo, Inc.’s board from November 1996 to April 2001, and vice chairman from April 2001 to April 2002. He joined PepsiCo, Inc. in 1971, became president and chief executive officer of Pepsi-Cola USA in 1983, president and chief executive officer of PepsiCo Worldwide Beverages in 1986, chairman and chief executive officer of Frito-Lay, Inc. in 1991, and chairman and chief executive officer of PepsiCo Worldwide Foods in 1992. Mr. Enrico was chairman and chief executive officer, PepsiCo Worldwide Restaurants, from 1994 to 1997. He is also on the board of directors of The National Geographic Society.

Lewis Coleman—President, Chief Financial Officer and Director. Mr. Coleman has served as our President since December 2005, our Chief Financial Officer since February 2007 and a member of our Board of Directors since December 2006. He served as our Chief Accounting Officer from May 2007 until September 2007. He also previously served as a member of our Board of Directors from October 2004 until his resignation from our Board of Directors in December 2005 to assume his new role as President. Previously, he was the president of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004. Prior to that, Mr. Coleman was employed by Banc of America Securities, formerly known as Montgomery Securities, where he was a senior managing director from 1995 to 1998 and chairman from 1998 to 2000. Before he joined Montgomery Securities, Mr. Coleman spent 10 years at the Bank of America and Bank of America Corporation where he was head of capital markets, head of the world banking group, and vice chairman of the board and chief financial officer. He spent the previous 13 years at Wells Fargo Bank where his positions included head of international banking, chief personnel officer and chairman of the credit policy committee. He serves on the board of directors of Northrop Grumman Corporation.

Ann Daly—Chief Operating Officer. Ms. Daly has served as our Chief Operating Officer since October 2004. Previously, Ms. Daly served as head of feature animation at DreamWorks Studios since July 1997, where she guided the strategic, operational, administrative and production-oriented concerns of the animation division, as well as overseeing the worldwide video operations of DreamWorks Studios. Prior to joining DreamWorks Studios, Ms. Daly served as president of Buena Vista Home Video (“BVHV”), North America, a division of The Walt Disney Company, where she presided over what was then the single largest home entertainment company in the world. Ms. Daly was responsible for marketing, sales, distribution, operations, production and all other facets of the home entertainment division. During her 14-year tenure at The Walt Disney Company, she was a home entertainment industry pioneer, orchestrating many innovations such as the direct-to-video business, where high-quality, family-oriented films were produced exclusively for the home entertainment market. Under Ms. Daly’s direction, BVHV won several vendor awards for marketing and advertising, as well as for its state-of-the-art distribution, shipping and inventory replenishment systems. Ms. Daly received her B.A. in economics from The University of California, Los Angeles.

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

Anne Globe—Head of Worldwide Marketing and Consumer Products. Ms. Globe has served as our Head of Worldwide Marketing and Consumer Products since January 2007. Previously, Ms. Globe served as the

Company’s head of worldwide consumer products and promotions since January 2005. Ms. Globe joined DreamWorks Studios in 1996, where she was involved in all aspects of its merchandising and promotional activities. She held a variety of positions with DreamWorks Studios, including serving as head of marketing and head of promotions. Prior to joining DreamWorks Studios, Ms. Globe was Vice President of Promotions at MCA/Universal, where she was responsible for national promotion strategies for a number of the company’s films. Ms. Globe received a B.S. in Marketing and a B.S. in Communications from Syracuse University.

William Damaschke—Co-President of Production and President of Live Theatrical. Mr. Damaschke has served in his current position since October 2007. Mr. Damaschke joined DreamWorks Studios in 1995 and has served in a variety of capacities since such time, including serving as Head of Creative Production from 1999 until 2005 and as Head of Creative Production and Development from 2005 until October 2007. During his career with the Company, Mr. Damaschke has served as producer on Shark Tale and executive producer on Over the Hedge and worked on Shrek, Shrek 2, Wallace & Gromit: The Curse of the Were-Rabbit and Madagascar.

John Batter—Co-President of Production. Mr. Batter has served in his current position since October 2007. Mr. Batter joined the Company in January 2006 as Head of Production Operations. From January 2000 until January 2006, Mr. Batter was with Electronic Arts Inc., serving in a variety of capacities including Group Studio General Manager and General Manager of EA Mobile. From 1995 until 2000, Mr. Batter worked in a variety of positions with DreamWorks Studios, including serving as Chief Financial Officer of DreamWorks Interactive (a joint venture between DreamWorks and Microsoft Corporation) and as Chief Financial Officer of the Company’s PDI/DreamWorks unit.

Philip M. Cross—Chief Accounting Officer. Mr. Cross has served as our Chief Accounting Officer since September 2007. From June 2006 until joining the Company, Mr. Cross served as an independent consultant, including to the Company. From 1980 until his retirement in June 2006, he was a partner with PricewaterhouseCoopers LLP (and its predecessor entities), most recently serving as a senior partner in that firm’s Technology, Information, Communications and Entertainment practice. Mr. Cross is a certified public accountant and a member of the American Institute of Certified Public Accountants (“AICPA”). Mr. Cross has over 35 years experience in film and entertainment accounting. Mr. Cross previously was a member of the Institute of Chartered Accountants of England and Wales, and also was on the Board of Directors of the American Cinematheque and a financial advisor to the British American Film and Television Academy of Los Angeles.

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

Market Price of Our Class A Common Stock

Our Class A common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “DWA” since October 28, 2004. Prior to that time, there was no public market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on the NYSE:

Year Ended December 31, 2006	High	Low
First Quarter	$28.80	$24.40
Second Quarter	$28.50	$22.50
Third Quarter	$25.65	$20.05
Fourth Quarter	$29.92	$23.03

Year Ended December 31, 2007	High	Low
First Quarter	$31.13	$25.78
Second Quarter	$31.58	$28.04
Third Quarter	$33.95	$27.10
Fourth Quarter	$34.99	$22.70

On February 20, 2008 the last quoted price per share of our Class A common stock on the NYSE was $23.94. As of January 31, 2008, there were approximately 10,815 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 31, 2008, there were five stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on contractual restrictions contained in our credit facility or other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors. See Note 8 to the audited consolidated financial statements contained elsewhere in this Form 10-K for a discussion of restrictions on our ability to pay dividends contained in our credit facility and other agreements.

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2007.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(2)
October 2007(3)	53,293	$32.61	—	$—
November 2007(4)	3,522,737	$30.77	—	—
December 2007(3)	2,235	$24.95	—	150,000,000

Total	3,578,265	$30.80	—	$150,000,000

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)

On December 17, 2007, the Company disclosed that its Board of Directors had approved a new stock repurchase program. Under this program, the Company may repurchase up to an aggregate of $150 million of its outstanding Class A common stock. As of December 31, 2007, no shares had been purchased under this program.

(3)	Represents shares repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.
(4)

Includes 769,500 shares repurchased from the Wunderkinder Foundation (which shares had been previously donated by Steven Spielberg), 1,257,000 shares repurchased from the UCLA Foundation (which shares had been donated by David Geffen, a member of our Board of Directors and a significant stockholder), 1,100,000 shares repurchased from The David Geffen Foundation, 357,000 shares repurchased directly from David Geffen and 39,237 shares repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2007 with respect to shares of our Class A common stock that may be issued under our 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by securityholders	4,679,809	$28.62	5,100,295
Equity compensation plans not approved by securityholders	—	—	—

Total	4,679,809	$28.62	5,100,295

(1)

At its 2008 Annual Meeting of Stockholders (currently scheduled to be held on May 7, 2008), the Company expects to propose that its stockholders approve and adopt a new equity incentive plan. If such plan is adopted, the Company expects that all future equity grants would be made under such plan.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on October 28, 2004 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return against the NYSE Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning October 28, 2004 (the date of the IPO) through December 31, 2007. No cash dividends have been declared on DreamWorks Animation’s Class A Common Stock since the IPO. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of DreamWorks Animation’s Class A Common Stock.

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

	October 28, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Dreamworks Animation SKG, Inc.	$100.00	$96.80	$63.38	$76.10	$65.91
S&P Movies & Entertainment Index	100.00	109.41	96.64	123.95	112.13
NYSE Composite Index	100.00	108.25	117.19	137.30	144.64

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. For periods prior to October 1, 2004, the effective date of the DreamWorks Studios Distribution Agreement, we recognized revenue from our films net of reserves for returns, rebates and other incentives as a division of DreamWorks Studios. After October 1, 2004, under the DreamWorks Studios Distribution Agreement and, subsequently, the Paramount Agreements, we recognized revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees), regardless of whether the revenue related to a film released prior to October 1, 2004 and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis.

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

	(In thousands, except per share data) Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations
Revenues	$767,178	$394,842	$462,316	$1,078,160	$300,986
Operating income (loss)	291,314	(1,118)	114,875	438,755	(167,295)
Income (loss) before cumulative effect of accounting changes	218,364	15,125	104,585	333,000	(184,639	)(1)
Net income (loss)	218,364	15,125	104,585	333,000	(187,161)
Basic net income (loss) per share(2):
Income (loss) before cumulative effect of accounting change	$2.18	$0.15	$1.01	$4.09	$(2.41	)(1)
Net income (loss)	2.17	0.15	1.01	4.09	(2.44)
Diluted net income (loss) per share(3) (4):
Income (loss) before cumulative effect of accounting change	$2.18	$0.15	$1.01	$4.05	$(2.41	)(1)
Net income (loss)	2.17	0.15	1.01	4.05	(2.44)

Balance Sheets
Total cash and cash equivalents	$292,489	$506,304	$403,796	$63,134	$41
Total assets	1,327,784	1,280,469	1,313,176	1,219,354	681,837
Total borrowings(5)	70,547	119,950	194,531	217,200	549,048
Total stockholders’ equity (deficiency)	1,018,575	1,033,268	946,170	826,945	(12,444)

Unaudited Pro Forma Statements of Operations
Pro forma income (loss) before cumulative effect of accounting changes(6)	$218,364	$15,125	$104,585	$298,684	$(184,639	)(1)
Pro forma net income (loss)(6)	218,364	15,125	104,585	298,684	(187,161)
Basic income (loss) per share before cumulative effect of accounting changes(2)	$2.18	$0.15	$1.01	$3.67	$(2.41	)(1)
Basic net income (loss) per share(2)	2.18	0.15	1.01	3.67	(2.44)
Diluted income (loss) per share before cumulative effect of accounting changes(3) (4)	$2.17	$0.15	$1.01	$3.64	$(2.41	)(1)
Diluted net income (loss) per share(3) (4)	2.17	0.15	1.01	3.64	(2.44)

(1)

In connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” we consolidated the special-purpose entity that acquired our Glendale animation campus as of December 31, 2003, which resulted in a cumulative effect of a change in accounting principle of $2.5 million.

(2)	The basic per share amounts for each year are calculated as follows:
•	For the years ended December 31, 2007, 2006 and 2005: calculated using the weighted average number of shares of common stock outstanding for each year.
•

For the year ended December 31, 2004: calculated using the weighted average of: (i) for the period from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but excluding those shares issued in our initial public offering, as if such shares were outstanding for the entire period and (ii) for the period from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding.
•

For the year ended December 31, 2003: calculated using the number of shares of common stock outstanding immediately following the Separation, but excluding the shares issued in our initial public offering, as if such shares were outstanding throughout the year.

(3)

For the years ended December 31, 2007, 2006 and 2005, the diluted per share amounts include dilutive common stock equivalents, using the treasury stock method. For the year ended December 31, 2004, the diluted per share amount is calculated using the weighted average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation (using the treasury stock method) and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding plus 1,418,000 shares of Class A common stock which underlie equity-based compensation awards converted at the Separation as well as those issued during the period (using the treasury stock method). Diluted per share amounts for the year ended December 31, 2003 are calculated using the number of shares of common stock outstanding immediately following the Separation, but excluding the shares issued in our initial public offering, as if such shares were outstanding throughout the year.

(4)

For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, the following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock and stock appreciation rights, and weighted average number of shares of restricted common stock excluded from the computation of diluted net income/(loss) per share because they were anti-dilutive. In addition, the table sets forth the following weighted average number of equity awards subject to performance conditions that also were not included in the calculation of diluted net income\(loss) per share because the number of shares that will be ultimately issued is contingent upon the Company’s performance against measures established for the performance period:

	2007	2006	2005	2004(i)	2003(i)
Options to purchase shares of common stock and stock appreciations rights	2,748	2,108	2,857	—	—
Shares of restricted common stock(i)	—	—	—	487	487
Equity awards subject to performance conditions	1,849	1,780	1,711	—	—

Total	4,597	3,888	4,568	487	487

(i)	Represents shares of our Class A common stock which underlie equity-based compensation awards converted at the Separation.

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
(6)

Pro forma income (loss) before cumulative effect of accounting changes and pro forma net income (loss) represent the amounts that would have been recorded had we been incorporated and paid taxes historically. There is no pro forma adjustment for taxes for the years ended December 31, 2007, 2006 and 2005 because we were incorporated for all three years.

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

Our Distribution and Servicing Arrangements

Our films are distributed in the worldwide theatrical, home entertainment and television markets by Paramount pursuant to an exclusive distribution agreement and fulfillment services agreement (collectively, the “Paramount Agreements”) through the later of (i) our delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012. We retain all other rights to exploit our films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Prior to the Paramount Agreements, we were party to a distribution agreement with DreamWorks Studios.

In general, under the terms of our distribution and servicing arrangements, we are responsible for all of the costs of developing and producing our animated feature films and direct-to-video films, including contingent compensation and residual costs. Our distributor and fulfillment service providers are responsible for all expenses incurred in the distribution, manufacturing, advertising, marketing, publicizing and promotion of each film in all media and are entitled to recoup all of these costs with respect to our films on a title-by-title basis, in addition to receiving an 8.0% fee of revenue, prior to us recognizing any revenue. If a film does not generate revenue in all media, net of the 8.0% fee, sufficient for our distributor or fulfillment service provider to recoup their expenses, our distributor and fulfillment service provider will not be entitled to recoup those costs from the proceeds of our other films, and we will not be required to repay the distributor or fulfillment service provider for such unrecouped amounts.

Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and “Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Studios Distribution Agreement” of this Form 10-K for a discussion of our distribution and servicing arrangements with Paramount and DreamWorks Studios.

Our Revenues and Costs

Sources of Revenue

Our feature films are the source of substantially all of our revenue. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. In addition, and separate from the activity governed by our distribution and fulfillment services agreements, we earn revenue from the licensing and merchandising of our films and characters in markets around the world.

Our films are distributed in foreign countries and, in recent years, we have derived approximately 40% of our revenue from foreign sources. As a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Foreign Currency Risk” under Item 7A of this Form 10-K.

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

The initial release in the domestic and international home entertainment markets typically occurs four to six months following the film’s theatrical release. Accordingly, our first theatrical release of the year is typically released into the home entertainment market during the holiday season of that same year, and our second theatrical release of the year is typically released into the home entertainment market in the winter or early spring of the following year. International home entertainment releases are handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market factors.

As discussed above, our distributor and fulfillment service providers use film receipts to recover the distribution and marketing expenses they incur for each film and to cover the 8% distribution fee. Accordingly, we only record revenue from our films to the extent it exceeds our distributors’ costs and the distribution fee. As a result of the expected marketing and distribution costs that our distributor will incur and the structure of our distribution and servicing arrangements, our distributor may not report to us and, therefore, we may not recognize any revenue from the exploitation of our films for several quarters after their theatrical release.

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

The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributor and various television licensees. Typically the majority of the license fee for domestic pay television is recognized by our distributor 12 months after the film has been released in the domestic theatrical market. The license fee for the domestic network television market is typically recognized by our distributor two and a half years after the domestic theatrical release of the film. Internationally, the majority of television rights are governed by output agreements on a country-by-country basis. While every film is different, we expect that under our distributor’s current international television deals, the license fees generated in the international pay television market will typically begin to be recognized by our distributor approximately 18 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. In both the international pay and free television markets, revenue is typically recognized by our distributor over several quarters as our films become available for airing in each country around the world.

Licensing/Merchandising

We generate royalty-based revenues from the licensing of our character and film elements to consumer product companies worldwide. Typically, these agreements provide us with a royalty based upon a percentage of net sales of the products. We also license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we generally receive promotional fees as well as the additional marketing benefits from cross-promotional opportunities. Because these activities are not subject to our distribution arrangements, we receive payment of licensing and merchandising revenues directly from third parties.

For a detailed discussion of our critical accounting policies related to revenue recognition, please see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Costs of Revenues

Under our distribution arrangements, our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, contingent compensation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs. Generally, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenues to the extent that we caused our distributor to make additional expenditures in excess of agreed amounts. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films with Paramount” and “Item 1—Business—Distribution and Servicing Arrangements—How We Distributed, Promoted and Marketed our Films with DreamWorks Studios under the DreamWorks Distribution Agreement.” Exclusive of our distribution arrangements, our costs of revenues include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

Capitalized production costs include all of the costs incurred to develop and produce our animated films, which primarily consist of compensation (including salaries, bonuses, stock compensation and fringe benefits) for animators and voice talent (which, in the case of sequels can be significant), equipment and other direct operating costs. Capitalized production overhead generally represents the compensation (including salaries, bonuses and stock compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation. In addition, in the event a film is not set for production within three years from the first time costs are capitalized or the film is abandoned, all such capitalized production costs are generally expensed.

We periodically reassess the nature of our operating costs to determine if we should make changes to our future estimate of the allocation between amounts capitalized as part of film costs and amounts recorded as expense in our statement of income. During the first quarter of 2007, in response to certain changes to our production process and organizational structure, we determined that certain operating costs (totaling $18.3 million on a pre-tax basis for the year ended December 31, 2007) incurred in 2007 and in future periods that, absent these changes, would have been capitalized as part of film costs in previous years should now be recorded as an expense. This change in estimate results in costs which had once been capitalized as film costs now being recognized as an expense in the period in which such costs are incurred. In addition, in connection with these changes in our production process, it was also determined that certain equipment expenditures which had previously been capitalized directly as part of film costs in previous years should now be recorded as capitalized computer and software equipment (a component of property, plant and equipment) with the associated depreciation expense recorded as a component of film costs. Also, the estimated useful life of software and computer equipment was extended from two years to three years. Accordingly, computer and software equipment purchases totaling $7.8 million for the year ended December 31, 2007 were recorded as capitalized equipment that would have been directly recorded as part of film costs in prior years. The impact of the related amount of computer and software depreciation expense on film costs and the impact on film cost amortization for the year ended December 31, 2007 were not material.

We are responsible for certain contingent compensation paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons associated with the production of a film, which is dependent on the performance of the film and is based on factors such as domestic box office and/or total revenue recognized by the distributor related to the film. In some cases, particularly with respect to sequels (such as Shrek 2 and Shrek the Third), these contingent compensation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Once a film is released, the amount of capitalized film costs relating to that film and contingent compensation and residual costs, are amortized and included in costs of revenues in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenue”) as of the beginning of the current fiscal period. The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. Amortization costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write-downs of film costs due to changes in the estimated fair value of unamortized film costs.

For a detailed discussion of our critical accounting policies relating to film amortization, please see “—Critical Accounting Policies and Estimates—Film Costs Amortization.”

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock compensation and employee benefits), rent, insurance and fees for professional services.

Seasonality

Our revenues fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. For example, although our most recent theatrical release, Bee Movie, was theatrically released on November 2, 2007, no revenue was reported to us by our distributor in the fourth quarter of 2007, because our distributor is entitled to first recover its marketing and distribution costs (including its distribution fee) before we can recognize any revenue generated from the exploitation of the film. Conversely, our distributor reported revenue for our second quarter 2007 release, Shrek the Third (released on May 18, 2007), during the same quarter as its theatrical release as a result of the film’s strong domestic theatrical performance. In addition, international results are generally reported to us by our distributor on a 30-day lag. Furthermore, revenues related to the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our audited consolidated statements of income. This information should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

				% Change		$ Change
	2007	2006(1)	2005(2)	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005
	(in millions, except percentages and diluted net income per share data)
Revenues	$767.2	$394.8	$462.3	94.3%	(14.6)%	$372.4	$(67.5)
Costs of revenues	372.3	317.1	271.0	(17.4)%	(17.0)%	(55.2)	(46.1)
Selling, general and administrative expenses	103.6	78.8	76.4	(31.5)%	(3.1)%	(24.8)	(2.4)

Operating income (loss)	291.3	(1.1)	114.9	NM	(101.0)%	292.4	(116.0)
Interest income, net of expense	24.5	24.3	7.8	0.8%	211.5%	0.2	16.5
Other income, net	5.6	5.9	4.1	(5.1)%	43.9%	(0.3)	1.8
Decrease (increase) in income tax benefit payable to stockholder	(93.6)	35.1	(14.7)	(366.7)%	338.8%	(128.7)	49.8

Income before income taxes	227.8	64.2	112.1	254.8%	(42.7)%	163.6	(47.9)
Provision for income taxes	(9.4)	(49.1)	(7.5)	80.9%	(554.7)%	39.7	(41.6)

Net income	$218.4	$15.1	$104.6	NM	(85.6)%	$203.3	$(89.5)

Diluted net income per share	$2.17	$0.15	$1.01	NM	(85.2)%	$2.02	$(0.86)

Diluted shares used in computing diluted net income per share(3)	100.5	103.6	104.1	3.0%	0.5%

NM: Not Meaningful.

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

(3)

During the year ended December 31, 2007, we repurchased a total of 10.1 million shares of our Class A common stock. In addition, in 2006, as a result of Viacom’s acquisition of DreamWorks Studios, 0.3 million of unvested restricted shares and 0.6 million of unvested and 0.5 million of vested options to purchase shares of our common stock were forfeited and cancelled.

The following table sets forth, for the periods presented, our revenues by film. This information should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

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

(2)

For the year ended December 31, 2007, “All Other” includes revenue totaling $25.5 million of worldwide licensing revenue for the 2007 television special, Shrek the Halls, $29.5 million for Wallace & Gromit and $48.9 million for Madagascar. For the year ended December 31, 2006, “All Other” includes revenue totaling $38.0 million for Shrek 2 and $37.9 million for Shark Tale.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.    For the year ended December 31, 2007, our revenue was $767.2 million, an increase of $372.4 million, or 94.3%, as compared to $394.8 million for the year ended December 31, 2006. As illustrated in the revenue chart included above in “Overview of Financial Results,” the increase in revenue for the year ended December 31, 2007 as compared to 2006 is primarily related to Shrek the Third’s stronger performance in the worldwide theatrical and home entertainment markets as compared to Over the Hedge. The increase in year-over-year revenue is also related to the stronger performance of the “All Other” titles and the increasing number of films comprising this category.

For the year ended December 31, 2007, Shrek the Third was the single greatest source of revenue, contributing $380.6 million of revenue earned primarily in the worldwide theatrical, home entertainment and ancillary (which includes merchandising and licensing) markets. Bee Movie, our 2007 fourth quarter theatrical release, contributed $11.7 million of ancillary revenue. As historically typical for our films released in the fourth quarter of the year, our distributor did not report any revenue to us in 2007 for Bee Movie as it had not yet recovered the distribution and marketing costs associated with this film as of December 31, 2007. Over the Hedge contributed $91.2 million of revenue earned largely in the worldwide home entertainment and pay television markets and Flushed Away contributed an additional $38.9 million of revenue earned across a variety of worldwide markets. Our other properties, including the television special Shrek the Halls, and Madagascar, Wallace & Gromit and our library of titles, contributed revenues totaling $244.8 million, generated primarily in the worldwide television and home entertainment markets. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for the quarter ended June 30, 2007 for Wallace & Gromit and Madagascar, and to a lesser extent some of our other films, increased by $25.5 million as a result of a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs. This change in estimate partially contributed to the change in Ultimate Revenues, which is discussed below in “Costs of Revenues.”

Revenue for the year ended December 31, 2006 was primarily driven by Madagascar, which generated revenues totaling $128.8 million primarily in the worldwide home entertainment and television markets, and Over the Hedge, which contributed revenues totaling $116.9 million earned through its worldwide theatrical and home entertainment releases. Flushed Away contributed $6.2 million of ancillary revenue and Wallace & Gromit contributed an additional $29.1 million in revenue earned across a variety of worldwide markets. Our other films, including our library titles (which, for 2006, includes Shark Tale and Shrek 2), contributed $113.8 million of revenue generated in a variety of markets.

Costs of Revenues.    Costs of revenues for the year ended December 31, 2007, totaled $372.3 million, an increase of $55.2 million, or 17.4%, compared to $317.1 million for the year ended December 31, 2006. Our costs of revenues for 2006 included the impact of a $108.6 million write-down to Flushed Away’s capitalized film costs due to the film’s lower-than-expected performance.

Costs of revenues as a percentage of film revenue, the primary component of which is film amortization costs, was 48.5% for the year ended December 31, 2007 and 80.3% (27.5% of which is directly attributable to the write-down of Flushed Away’s film costs) for the year ended December 31, 2006. Amortization of film costs in 2007 decreased from that for 2006 largely due to the change in the mix of films earning revenue. The current projections of Ultimate Revenues for both of our 2007 releases (Shrek the Third and Bee Movie), which account for approximately 50% of 2007’s revenue, and our 2007 film library are significantly higher than those projected in the comparable period of 2006 for our 2006 releases (Over the Hedge and Flushed Away) and the 2006 film library. As a result, the 2007 releases and film library have lower amortization rates for the year ended December 31, 2007, as compared to the amortization rates for our 2006 releases and film library for the year ended December 31, 2006. In addition, although to a lesser extent, 2007 film amortization was impacted by a change in estimated Ultimate Revenues for several of our titles. See Note 2 to the audited consolidated financial statements contained elsewhere in this Form 10-K for further information regarding the change in estimate of Ultimate Revenues and its impact on costs of revenues.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $24.8 million to $103.6 million (including $34.0 million of stock compensation expense, which is discussed in the following paragraph) for the year ended December 31, 2007 from $78.8 million (including a stock compensation expense of $24.0 million) for the year ended December 31, 2006. The $14.8 million increase in selling, general and administrative expenses, excluding stock compensation expense, is primarily related to approximately $21.8 million of higher employee-related costs, including the company-wide incentive bonus plan, as partially offset by $3.0 million of lower outside legal fees and reduced professional services, $2.0 million of lower technology equipment-related costs and a $2.1 million lower provision for bad debt expense.

Stock compensation expense was $34.0 million for the year ended December 31, 2007, as compared to $24.0 million for the same period for 2006. The increase in stock compensation expense resulted primarily from a higher anticipated probability of achieving specified cumulative performance goals associated with certain executive officers’ grants of restricted stock. As of December 31, 2007, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $81.4 million. This cost is expected to be amortized on a straight-line basis over a weighted average of 2.7 years.

Operating Income (Loss).    Operating income for the year ended December 31, 2007, was $291.3 million, an increase of $292.4 million compared to an operating loss of $1.1 million for year ended December 31, 2006. The increase in operating income for the year ended December 31, 2007 was largely because of the stronger performance of our 2007 releases, Shrek the Third and Bee Movie, and 2007 film library/other as compared to our 2006 releases, Over the Hedge and Flushed Away, and 2006 film library during the comparable period of 2006. The stronger performance of our films during 2007 was partially offset by increased selling, general and administrative costs (including stock compensation).

Interest Income (Net of expense).    For the year ended December 31, 2007, total interest income was $27.5 million and remained relatively unchanged from that of $26.5 million for the same period of 2006. Cash and cash equivalents at December 31, 2007 were significantly lower than at December 31, 2006 as a result of the combination of stock repurchases and the timing of the collection of fourth quarter receipts as pursuant to our distribution agreement. However, the average balances of cash and cash equivalents for 2007 were relatively consistent with those of 2006, largely due to the collection of receipts during 2007 associated with Shrek the Third’s strong theatrical performance. (See “Liquidity and Capital Resources” below for further discussion of our uses of cash during 2007). Average rates of interest earned on cash and cash equivalents during 2007 also remained fairly consistent with those earned during 2006. Total interest expense for the years ended December 31, 2007 and 2006 was $3.0 million and $2.1 million, respectively. Interest expense for the year ended December 31, 2007 was higher than that for the same period of 2006 as a result of the $0.5 million write-off of deferred debt costs made in connection with the voluntary reduction to our revolving line of credit and higher interest rates associated with existing financing arrangements. This increase in expense was partially offset by a decrease of $0.6 million as a result of the full repayment of an interest-bearing advance in January 2006.

Interest expense capitalized to production film costs was $8.6 million and $9.3 million for the years ended December 31, 2007 and 2006, respectively. The $0.7 million decrease between the years was primarily due to the decrease in amount of interest expense eligible for capitalization during 2007 as a result of various repayments of debt in both 2007 and 2006. See “—Financing Arrangements” below for discussion of our various financing arrangements.

Other Income (Net of expense).    For the year ended December 31, 2007, total other income was $5.6 million, consisting entirely of income recognized in connection with preferred vendor arrangements. This amount remained principally unchanged from that of $5.9 million recorded in 2006.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder at the time of our separation from DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the year ended December 31, 2007, we recorded $110.2 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $93.6 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

For the year ended December 31, 2006, we recognized $41.3 million in net tax expense associated with the Tax Basis Increase as an increase in the provision for income taxes and recorded a benefit of $35.1 million representing 85% of this increased tax expense as a decrease to the income tax benefit payable to stockholder.

Provision for Income Taxes.    For the years ended December 31, 2007 and 2006, we recorded a provision for income taxes of $9.4 million and $49.1 million, respectively, or an effective tax rate of 3.0% and 168.5%, respectively. Our 2007 effective tax rate was significantly lower than the 35% statutory federal rate primarily because of a $110.9 million decrease to our valuation allowance primarily related to the ability to carryback certain deferred tax deductions to taxable income. Our effective tax rate was significantly higher in 2006 than the 35% statutory federal rate primarily due to a $36.2 million increase to our valuation allowance largely related to the film costs write-down of Flushed Away.

Net Income.    Net income for the year ended December 31, 2007 was $218.4 million or $2.17 per diluted share. This compared favorably to a net income of $15.1 million, or $0.15 net income per diluted share, for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.    For the year ended December 31, 2006, our revenue was $394.8 million, a decrease of $67.5 million, or 14.6%, as compared to $462.3 million for the year ended December 31, 2005. The decrease in revenue in 2006 from 2005 was primarily related to Wallace and Gromit’s lower results in the worldwide theatrical and home entertainment markets as compared to Shark Tale’s performance in the same markets during the same period in 2005. In addition, the year-over-year revenue comparison of 2006 against 2005 was further negatively impacted by the lower theatrical performance of our second quarter 2006 release, Over the Hedge, as compared to Madagascar’s in the previous year. This decrease in revenue was partially offset by Madagascar’s performance in 2006 in the worldwide home entertainment markets.

Film revenue for the year ended December 31, 2006 was primarily generated by Over the Hedge and Madagascar. Over the Hedge contributed revenue totaling $116.9 million primarily through its current year worldwide theatrical and home entertainment releases. Madagascar generated total revenue of $128.8 million, earned primarily in the worldwide home entertainment and television markets. Total revenue for both titles included merchandising and licensing revenue. As is historically typical for our films in the quarter of their initial theatrical release, no revenue was reported to us by our distributor during the fourth quarter of 2006 directly associated with our 2006 fourth quarter release, Flushed Away. Wallace & Gromit contributed revenue of $29.1 million primarily from a variety of worldwide markets. Our other films, including Shark Tale and Shrek 2, contributed revenue of $113.8 million earned across a variety of markets.

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

Costs of Revenues.    Costs of revenues increased by $46.1 million, or 17.0%, to $317.1 million for the year ended December 31, 2006. Our costs of revenues for both 2006 and 2005 included the impact of write-downs to capitalized film costs. Costs of revenues included a write-down of $108.6 million in 2006 associated with Flushed Away and of $29.0 million in 2005 associated with Wallace & Gromit. The film costs write-downs in each year were a result of revisions to each film’s overall Ultimate Revenue projections based on lower-than-expected performances which resulted in each film’s estimated fair value (as calculated using a discounted cash flow model) being less than each film’s unamortized capitalized film costs. The film costs write-down for Flushed Away was higher than that for Wallace & Gromit, primarily as a result of Flushed Away’s higher capitalized film costs combined with its lower theatrical performance.

Costs of revenues, the primary component of which is film amortization, as a percentage of film revenue in the year ended December 31, 2006 was 80.3%, 27.5% of which is directly attributable to the write-down of Flushed Away’s film costs, and 58.6%, 6.3% of which is directly attributable to the write-down of Wallace & Gromit’s film costs, for the year ended December 31, 2005. Excluding the impact of the film cost write-downs, film amortization remained relatively unchanged between the years. Projected Ultimate Revenues at December 31, 2006 for our 2006 second quarter release, Over the Hedge, were lower than those projected for our 2005’s second quarter release, Madagascar, at December 31, 2005 and, as a result, Over the Hedge had a higher rate of amortization. However, the impact of Over the Hedge’s higher rate of amortization was offset by an improvement made during 2006 to the projections of Ultimate Revenue for Madagascar resulting in a decrease in 2006 to the film’s amortization rate. Amortization rates in 2006 for our films released prior to Madagascar remained materially consistent with those in 2005.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $2.4 million to $78.8 million (including $24.0 million of stock compensation expense discussed below) for the year ended December 31, 2006 from $76.4 million (including a stock compensation expense of $17.7 million) for the year ended December 31, 2005. The $3.9 million decrease in selling, general and administrative expenses (other than stock compensation expense which is discussed in the following paragraph) related primarily to lower outside legal fees and reduced professional services in our second year of compliance with the Sarbanes-Oxley Act of 2002, partially offset by increased employee-related costs, the costs to terminate a production agreement and costs associated with our secondary public offering.

Stock compensation expense was $24.0 million for the year ended December 31, 2006, as compared to $17.7 million for the same period for 2005. The increase in stock compensation expense was primarily a result of additional grants of equity awards made to our employees and, pursuant to the terms of a terminated employment contract, the acceleration of vesting for one of our executive officers.

Operating Income (Loss).    Operating income for the year ended December 31, 2006 decreased by approximately $116.0 million, or 101.0%, to an operating loss of $1.1 million. This decrease in operating income between 2006 as compared to the same period in 2005 was primarily related to lower revenues for Wallace and Gromit in 2006 as compared to Shark Tale in the prior comparable period, lower theatrical results for Over the Hedge as compared to Madagascar in the previous year and the larger film costs write-down recorded for Flushed Away as compared to Wallace & Gromit.

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

Provision for Income Taxes.    For the years ended December 31, 2006 and 2005, we recorded a provision for income taxes of $49.1 million and $7.5 million, respectively, or an effective tax rate of 168.5% and 5.9%, respectively. Our effective tax rate was significantly higher in 2006 than the 35% statutory federal rate primarily because of a $36.2 million increase to our valuation allowance primarily related to the film costs write-down of Flushed Away. A substantial portion of the tax benefits from this write-down is not deductible for income tax purposes until future years.

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

Net Income.    Net income for the year ended December 31, 2006 was $15.1 million or $0.15 per diluted share. This compared unfavorably to net income of $104.6 million, or $1.01 per diluted share, in the corresponding prior-year period.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements (in thousands):

			Maturity Date	Interest Rate as of December 31, 2007		Interest Cost
	Balance Outstanding at December 31,					For the Year Ended December 31,
	2007	2006				2007		2006		2005
Animation Campus Financing(1)	$73,000	$73,000	October 2009	5.52%		$4,765		$4,506		$3,338
Revolving Credit Facility	$—	$—	October 2009	0.75	%(2)	$1,147	(2)	$1,532	(2)	$1,532	(2)
HBO Subordinated Notes(3)	$—	$50,000	November 2007	N/A		$3,918		$4,183		$3,160

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

(2)

We have a revolving credit facility with a number of banks. There was no debt outstanding for the respective periods. This rate represents a commitment fee which the Company is required to pay on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when amounts drawn are greater than or equal to 50% of the aggregate commitments under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.

(3)

We repaid the $50.0 million of subordinated debt due to Home Box Office, Inc. (“HBO”) in November 2007 as contractually required. At December 31, 2006, the subordinated notes were recorded net of a discount of $1.4 million, which was amortized to interest expense over the remaining term of the subordinated loan agreement.

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

For a more detailed description of our various financing arrangements, please see Note 8 to the audited consolidated financial statements contained elsewhere in this Annual Report.

As of December 31, 2007, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Our operating activities for the year ended December 31, 2007 generated adequate cash to meet our operating needs. As of December 31, 2007, we had cash and cash equivalents totaling $292.5 million, a $213.8 million decrease compared to $506.3 million at December 31, 2006. The principal components of the change in cash and cash equivalents were cash generated from operating activities of $150.1 million, which was offset by repurchases of $304.6 million of our Class A common stock (which was comprised of repurchases made pursuant to publicly announced stock repurchase programs, direct repurchases primarily from various charitable foundations and the withholding of restricted shares to cover employee withholding taxes for vested restricted stock awards), the required $50.0 million HBO subordinated debt repayment and $12.3 million invested in equipment and other intangible assets. We expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and capital expenditures for 2008. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$150,083	$108,561	$371,854
Net cash used in investing activities	(12,290)	(3,523)	(5,114)
Net cash used in financing activities	(351,608)	(2,530)	(26,078)

Net cash provided by operating activities for 2007 was $150.1 million and was primarily attributable to the collection of revenue attributable to Shrek the Third’s worldwide theatrical release and Over the Hedge’s worldwide home entertainment sales and to a lesser extent the collection of worldwide theatrical, television and home entertainment revenues for our other films, including Flushed Away, Madagascar, Shark Tale and Shrek 2. At December 31, 2007, we had a receivable from our distributor of $272.6 million, approximately half of which is attributable to revenue generated by Shrek the Third’s worldwide home entertainment release. In accordance with the terms of our distribution agreement, we expect to begin collecting this revenue as well as revenue generated by our most recent theatrical release, Bee Movie, in 2008. The operating cash provided during 2007 was offset by $27.6 million paid to an affiliate of a stockholder related to tax benefits realized in 2006 from the Tax Basis Increase, $31.6 million paid for estimated federal and state income taxes, and film production spending and contingent compensation (including contingent compensation payments associated with Shrek the Third). In addition, during 2007 we made payments totaling $89.4 million to our distributor for distribution costs that had been incurred and appropriately reflected in our consolidated financial statements, but not deducted from remittances, in prior years. Cash provided by operating activities for 2006 was $108.6 million and was primarily attributable to collection of revenue earned in 2005 associated with Madagascar’s worldwide home entertainment sales, collection of revenue earned by both Wallace and Gromit’s and Over the Hedge’s theatrical release and worldwide home entertainment sales, and a $40.9 million refund associated with 2005 income taxes previously paid. The operating cash provided during 2006 was partially offset by a $32.4 million payment to an affiliate of a stockholder related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and contingent compensation. Cash provided by operating activities for 2005 was $371.9 million and was primarily attributable to collection of revenue earned in 2004 for the theatrical release of Shark Tale and worldwide home entertainment revenue from Shrek 2 and the collection of revenues earned for the 2005 worldwide home video release of Shark Tale and theatrical release of Madagascar. Revenues collected during 2005 were partially offset by film production spending, contingent compensation and other operating uses.

Cash used in investing activities for 2007 was $12.3 million resulting primarily from the investment in equipment and the purchase of a fractional ownership interest in a corporate aircraft. Cash used in investing activities for 2006 and 2005 was $3.5 million, and $5.1 million, respectively, resulting primarily from the investment in equipment.

Cash used in financing activities in 2007, 2006 and 2005 was $351.6 million, $2.5 million and $26.1 million, respectively. For 2007, net cash used in financing activities was primarily comprised of $304.6 million of repurchases of our Class A common stock which included $193.4 million repurchased pursuant to a publicly announced stock repurchase program approved in February 2007 and amended in August 2007, $97.2 million repurchased primarily from various charitable foundations, $10.1 million of shares repurchased directly from one of our directors, and $3.9 million of shares repurchased in connection with the withholding of stock to cover employee withholding taxes for vested restricted stock awards. Cash used in financing activities in 2007 also included the $50.0 million repayment of subordinated debt due to HBO made in November 2007. In 2006, cash used in financing activities consisted mainly of the $75.0 million repayment of the Universal Studios advance in connection with the termination of the Universal Agreements by DreamWorks Studios (the repayment of the $0.6 million of interest is reflected in operating activities) and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock. This use of cash in financing activities for 2006 was largely offset by cash provided by financing activities, consisting primarily of the $75.0 million signing bonus received from Paramount pursuant to terms of the Paramount Agreements. During 2005, the use of cash was primarily due to the loan repayment for the financing of one of our films and payments related to employee withholding taxes for vested restricted stock awards for which we withheld stock, as partially offset by proceeds from the exercise of stock options.

Our primary commitments have been to fund production costs of our films, make contingent compensation and residual payments and fund capital expenditures. For 2008, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense), make contingent compensation and residual payments (on films released to date), fund capital expenditures and pay the company-wide incentive bonus plan will be approximately $390.0 million. In addition, in December 2007 our Board of Directors approved a stock repurchase program under which we may repurchase up to an aggregate of $150.0 million of our outstanding stock. Repurchases, if any, may be made via open-market purchases, block trades, private transactions or such other transactions as we deem appropriate. Subsequent to December 31, 2007 and through February 20, 2008, we repurchased 2.1 million shares of our Class A common stock for a total of $50.0 million under this program.

Contractual Obligations.    As of December 31, 2007, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$7,315	$7,587	$7,759	$5,819	$2,987	$—	$31,467
Glendale animation campus note payable(1)	—	73,000	—	—	—	—	73,000
Capital leases and other(2)	833	287	287	287	239	—	1,933

Total contractual cash obligations	$8,148	$80,874	$8,046	$6,106	$3,226	$—	$106,400

(1)

We operate an animation campus in Glendale, California subject to a lease from a special-purpose entity that acquired the property for $73.0 million in March 2002 and leased the facility to us for an initial term of five years, which was subsequently extended through October 2009. In addition to the principal amount of $73.0 million that is due in October 2009, we are obligated to pay interest based primarily on 30-day commercial paper rates (5.52% at December 31, 2007). For further discussion, please see Note 8 to our audited consolidated financial statements.

(2)	Includes an immaterial amount of imputed interest. Ownership of the property covered by the capital lease transfers to us upon the expiration of the lease.

As of December 31, 2007, we had non-cancelable talent commitments totaling approximately $25.3 million that are payable over the next five years.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained elsewhere in this Form 10-K. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of stock options and other equity awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”). The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in deferred revenue.

Pursuant to our distribution and servicing arrangements, we recognize revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. International results are generally reported to us by our distributor one month in arrears.

Because a third party is the principal distributor of our films, in accordance with the SOP, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As typical in the film industry, our distributor and its sub-distributors may make subsequent adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments in future periods to the information reported by our distributor to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by our distributor.

Revenue from the sale of home video units is recognized at the later of when product is made available for retail sale and when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. In addition, we and our distributor provide for future returns of home video product and for customer programs and sales incentives. We and our distributor calculate these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, and in the case of product returns, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although we and our distributor allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar types of sales, information we receive from retailers and our assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from both free and pay television licensing agreements is recognized at the later of the time the production is made available for exhibition in those markets or it is reported to us by our distributor.

Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. In most instances, this generally results in the recognition of revenue in periods when royalties are reported by licensees or cash is received.

Film Costs Amortization

Once a film is released, the amount of film costs relating to that film, contingent compensation and residual costs is amortized and included in costs of revenues in the proportion that Current Revenue bears to the estimated remaining Ultimate Revenue as of the beginning of the current fiscal period under the individual-film-forecast-computation method in accordance with the SOP. The amount of film costs that is amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from our distributor and our knowledge of the industry. Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets.

Estimates of Ultimate Revenue and anticipated contingent compensation and residual costs are reviewed periodically and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. An increase in estimate of Ultimate Revenues will lower the percentage rate of amortization while, conversely, a decrease in the estimate of Ultimate Revenue will raise the percentage rate of amortization. In addition, we evaluate film production costs for impairment each reporting period on a film-by-film basis in accordance with the requirements of the SOP. If estimated remaining revenue is not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation. The cost of any such write downs are reflected in costs of revenues.

Stock-Based Compensation

We record employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted FAS 123R as of January 1, 2005 (See Note 2 and 13 to the accompanying audited consolidated financial statements contained elsewhere in this Form 10-K) and used the modified prospective transition method and have not restated prior periods. Under this method, we recognized compensation costs for equity awards to employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation cost for equity awards that were granted to employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that we used previously for financial statement pro forma disclosure purposes under the provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. As permitted by and outlined in Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”) released by the SEC, we apply the “simplified” method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. Given our lack of sufficient historical exercise data for stock option grants, we expect to continue to use the simplified method for calculating the expected term until such sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For equity awards of stock options to purchase and restricted shares of our common stock that contain certain performance-based measures, compensation costs are adjusted to reflect the estimated probability of vesting. For equity awards of stock appreciation rights to purchase and restricted shares of our common stock which contain a market-based condition (such as vesting based upon stock-price appreciation), we use a Monte-Carlo simulation option-pricing model to determine the award’s grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model as outlined above, however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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

Provision for Income Taxes

We account for income taxes pursuant to FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (previously defined above as the Tax Basis Increase). The Tax Basis increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years if we generate sufficient taxable income. The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to our stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, we recognized a decrease of $2.1 million to beginning retained earnings. We continue to follow the practice of recognizing interest and penalties related to income tax matters as part of the provision for income taxes.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

Interest Rate Risk.    While we continue actively to monitor fluctuations in interest rates, we currently have minimal exposure to interest rate risk on our financing arrangements. A hypothetical 1% change in the interest rates applicable to the financing associated with our Glendale animation campus would result in an increase or decrease in annual interest expense of approximately $0.7 million. We have no outstanding borrowings on our revolving credit facility.

Foreign Currency Risk.    We are subject to foreign currency rate fluctuations through our non-U.S. revenue sources, including Paramount’s distribution of our films in foreign territories. Our principal currency exposure is between U.S. dollars and the Euro and British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. We generally are a net receiver of foreign currency and therefore benefit from a weaker U.S. dollar, as we did during 2007, and are adversely affected by a stronger U.S. dollar relative to the foreign currency. In addition, foreign currency transactions contain to some degree a natural foreign currency hedge for receipts because offsetting distribution amounts are denominated in the same currency.

A hypothetical 10% change in the foreign currency exchange rates to which we are primarily exposed would have impacted our 2007 revenues by approximately $20.0 million.

Item 8.	Financial Statements and Supplementary Data

The Index to Financial Statements and Supplemental Data is on page F-1 following the signature pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the chief executive officer and the chief financial officer have concluded that as of December 31, 2007, such disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2007 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included herein.

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

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See index on Page F-1.

(a)(2) Financial Statement Schedules

See index on Page F-1.

(a)(3) and (b) Exhibits

The Exhibits listed in the Index to Exhibits (except for Exhibit 32.1, which is furnished with this Form 10-K), which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 26th day of February, 2008.

DREAMWORKS ANIMATION SKG, INC.

By:	/s/ LEWIS W. COLEMAN
Lewis W. Coleman
President and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY KATZENBERG Jeffrey Katzenberg	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ LEWIS W. COLEMAN Lewis W. Coleman	President, Chief Financial Officer and Director (Principal Financial Officer)	February 26, 2008

/s/ PHILIP M. CROSS Philip M. Cross	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2008

/s/ ROGER A. ENRICO Roger A. Enrico	Chairman of the Board of Directors	February 26, 2008

/s/ THOMAS E. FRESTON Thomas E. Freston	Director	February 26, 2008

Signature	Title	Date

/s/ DAVID GEFFEN David Geffen	Director	February 26, 2008

/s/ JUDSON C. GREEN Judson C. Green	Director	February 26, 2008

/s/ MELLODY HOBSON Mellody Hobson	Director	February 26, 2008

/s/ MICHAEL J. MONTGOMERY Michael J. Montgomery	Director	February 26, 2008

/s/ NATHAN MYHRVOLD Nathan Myhrvold	Director	February 26, 2008

/s/ HOWARD SCHULTZ Howard Schultz	Director	February 26, 2008

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	February 26, 2008

/s/ MARGARET WHITMAN Margaret Whitman	Director	February 26, 2008

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated balance sheets of DreamWorks Animation SKG, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DreamWorks Animation SKG, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

Los Angeles, California

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DreamWorks Animation SKG, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, DreamWorks Animation SKG, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DreamWorks Animation SKG, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 22, 2008

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands) (except par value and share amounts)
Assets
Cash and cash equivalents	$292,489	$506,304
Trade accounts receivable, net of allowance for doubtful accounts	3,470	1,208
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	272,647	122,403
Film costs, net	555,891	502,440
Property, plant, and equipment, net of accumulated depreciation and amortization	86,772	83,416
Deferred taxes, net	48,664	3,590
Goodwill	34,216	34,216
Prepaid expenses and other assets	33,635	26,892

Total assets	$1,327,784	$1,280,469

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$3,169	$5,021
Accrued liabilities	107,969	52,516
Payable to stockholder	68,371	6,436
Income taxes payable	31,651	3,173
Deferred revenue and other advances	24,561	57,164
Obligations under capital leases	488	1,335
Bank borrowings and other debt	70,059	118,615

Total liabilities	306,268	244,260
Commitments and contingencies
Minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 93,547,321 and 90,694,412 shares issued, as of December 31, 2007 and 2006, respectively	935	907
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 12,984,462 and 15,677,462 shares issued and outstanding, as of December 31, 2007 and 2006, respectively	130	157
Class C common stock, par value $.01 per share, no shares authorized, issued and outstanding as of December 31, 2007 and one share authorized and issued and outstanding as of December 31, 2006	—	—
Additional paid-in capital	831,115	757,484
Retained earnings	502,763	286,525
Less: Class A Treasury common stock, at cost, 10,445,278 and 391,139 shares, as of December 31, 2007 and 2006, respectively	(316,368)	(11,805)

Total stockholders’ equity	1,018,575	1,033,268

Total liabilities and stockholders’ equity	$1,327,784	$1,280,469

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(in thousands) (except per share amounts)
Revenues	$767,178	$394,842	$462,316
Costs of revenues	372,295	317,130	270,989

Gross profit	394,883	77,712	191,327
Selling, general and administrative expenses	103,569	78,830	76,452

Operating income (loss)	291,314	(1,118)	114,875
Interest income, net	24,523	24,329	7,850
Other income, net	5,565	5,926	4,065
Decrease (increase) in income tax benefit payable to stockholder	(93,653)	35,090	(14,713)

Income before income taxes	227,749	64,227	112,077
Provision for income taxes	(9,385)	(49,102)	(7,492)

Net income	$218,364	$15,125	$104,585

Basic net income per share	$2.18	$0.15	$1.01

Diluted net income per share	$2.17	$0.15	$1.01

Shares used in computing net income per share
Basic	100,083	103,309	103,107
Diluted	100,469	103,612	104,062

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share amounts)

	Common Stock		Deferred Compensation	Additional Paid-in Capital	Retained Earnings	Class A Treasury Common Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2004	105,439,361	$1,054	$(32,171)	$693,173	$165,320	11,536	$(431)	$826,945
Reversal of deferred compensation costs in accordance with the adoption of FAS 123R	—	—	32,171	(32,171)	—	—	—	—
Net tax benefits realized from transaction with a stockholder	—	—	—	(1,048)	—	—	—	(1,048)
Issuance of shares for stock option exercises and vesting of restricted shares	448,867	5	—	3,445	—	—	—	3,450
Issuance of employee equity awards	—	—	—	18,021	—	—	—	18,021
Excess tax benefits from employee equity awards	—	—	—	2,412	—	—	—	2,412
Purchase of treasury shares	—	—	—	—	—	245,269	(8,195)	(8,195)
Net income	—	—	—	—	104,585	—	—	104,585

Balance at December 31, 2005	105,888,228	1,059	—	683,832	269,905	256,805	(8,626)	946,170
Contribution from controlling stockholders’, net of $26.3 million tax charge	—	—	—	48,750	—	—	—	48,750
Dividend to non-controlling minority interest	—	—	—	(240)	—	—	—	(240)
Equity awards previously issued to DreamWorks Studios employees who transferred to DreamWorks Animation	—	—	—	(1,495)	1,495	—	—	—
Issuance of shares for stock option exercises and vesting of restricted shares	483,647	5	—	887	—	—	—	892
Issuance of employee equity awards	—	—	—	26,073	—	—	—	26,073
Excess tax expense from employee equity awards	—	—	—	(323)	—	—	—	(323)
Purchase of treasury shares	—	—	—	—	—	134,334	(3,179)	(3,179)
Net income	—	—	—	—	15,125	—	—	15,125

Balance at December 31, 2006	106,371,875	1,064	—	757,484	286,525	391,139	(11,805)	1,033,268
Adoption of FIN 48 (see Notes 2 and 9)	—	—	—	—	(2,126)	—	—	(2,126)
Dividend to non-controlling minority interest	—	—	—	(247)	—	—	—	(247)
Adjustment to contribution of net liabilities from Dreamworks Studios upon Separation	—	—	—	33,326	—	—	—	33,326
Issuance of shares for stock option exercises and vesting of restricted shares	159,908	1	—	1,630	—	—	—	1,631
Issuance of employee equity awards	—	—	—	38,249	—	—	—	38,249
Excess tax benefits from employee equity awards	—	—	—	673	—	—	—	673
Purchase of treasury shares	—	—	—	—	—	10,054,139	(304,563)	(304,563)
Net income	—	—	—	—	218,364	—	—	218,364

Balance at December 31, 2007	106,531,783	$1,065	$—	$831,115	$502,763	10,445,278	$(316,368)	$1,018,575

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities
Net income	$218,364	$15,125	$104,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	351,600	311,410	262,691
Stock compensation expense	34,037	24,031	17,732
Depreciation and amortization	9,834	7,532	7,789
Revenue earned against deferred revenue and other advances	(94,010)	(47,921)	(39,266)
Deferred taxes, net	(40,930)	76,585	12,120
Change in operating assets and liabilities:
Trade accounts receivable	(2,261)	8,978	4,497
Receivable from/Payable to distributor	(116,917)	(27,079)	289,457
Film costs	(406,301)	(281,924)	(278,362)
Prepaid expenses and other assets	(6,426)	2,106	(13,262)
Accounts payable and accrued liabilities	53,351	(4,920)	(7,736)
Payable to stockholder	66,098	(67,353)	3,146
Income taxes receivable/payable, net	16,547	11,767	(29,441)
Deferred revenue and other advances	67,097	80,224	37,904

Net cash provided by operating activities	150,083	108,561	371,854

Investing activities
Purchases of property, plant, and equipment	(10,327)	(3,523)	(5,114)
Purchase of other intangible assets	(1,963)	—	—
Purchase of short-term investments	—	—	(21,800)
Sale of short-term investments	—	—	21,800

Net cash used in investing activities	(12,290)	(3,523)	(5,114)

Financing Activities
Bank borrowings and other debt	—	—	4,597
Payments on bank borrowings and debt	—	—	(27,772)
Payments on capital leases	(847)	(929)	(729)
Receipts from exercise of stock options	1,630	892	3,450
Excess tax benefits from employee equity awards	2,172	686	2,571
Purchase of treasury stock	(304,563)	(3,179)	(8,195)
Paramount signing bonus deemed a contribution from controlling stockholders	—	75,000	—
Repayment of Universal Studios advance	—	(75,000)	—
Repayment of HBO debt	(50,000)	—	—

Net cash used in financing activities	(351,608)	(2,530)	(26,078)

Increase (decrease) in cash and cash equivalents	(213,815)	102,508	340,662
Cash and cash equivalents at beginning of year	506,304	403,796	63,134

Cash and cash equivalents at end of year	$292,489	$506,304	$403,796

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$31,598	$(39,936)	$28,185

Cash paid during the year for interest, net of amounts capitalized	$123	$273	$5,421

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. DreamWorks Animation began developing and producing animated films as a division of DreamWorks L.L.C. (“DreamWorks Studios”) upon its formation in 1994. On October 27, 2004, the Company was spun off from DreamWorks Studios. As a result of the separation from DreamWorks Studios (the “Separation”), the assets and liabilities that comprised the animation business of DreamWorks Studios were transferred to DreamWorks Animation SKG, Inc., the entity through which the Company now conducts its business. In connection with the Separation, DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). Immediately after the Separation, the Company sold shares to the public as a part of an initial public offering that closed November 2, 2004. Following the Separation from DreamWorks Studios, DreamWorks Studios and DreamWorks Animation remained effectively under common control until DreamWorks Studios was acquired (the “Acquisition”) by Viacom Inc. and certain of its affiliates (collectively, “Viacom”) on January 31, 2006.

The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom, and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”) (see Note 3). The Company retains all other rights to exploit its films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Prior to January 31, 2006, the Company was party to a distribution agreement with DreamWorks Studios (the “DreamWorks Studios Distribution Agreement”) (see Note 3).

2. Summary of Significant Accounting Policies

The accounting for motion picture films is governed by Statement of Position 00-2, “Accounting by Producers or Distributors of Films,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the “SOP”). In accordance with the SOP, the Company presents an unclassified balance sheet.

Principles of Consolidation

The consolidated financial statements of the Company present the stand-alone financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with FIN 46R.

All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the prior period consolidated financial statements and footnotes thereto have been reclassified to conform to the 2007 presentation.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments and Concentration of Credit Risk

The fair value of cash and cash equivalents, accounts receivable, accounts payable, advances and bank borrowings (if any) and other debt approximates carrying value due to the short-term maturity of such instruments and floating interest rates.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in liquid investments with high-quality financial institutions. For the years ended December 31, 2007, 2006 and 2005, the Company recorded interest income of $26.0 million, $25.2 million and $12.1 million, respectively, from these investments.

Pursuant to the Company’s distribution and servicing arrangements, significant accounts receivable may be due from its distributor from time to time. As of December 31, 2007 and 2006, $272.6 million and $122.4 million, respectively, were due from the Company’s distributor, Paramount (see Note 3). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. The Company and its distributor perform ongoing credit evaluations of their customers and generally do not require collateral.

Investments

Investments associated with the Company’s 2007 non-qualified deferred compensation plan (see Note 13) are accounted for in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and are classified as “available-for-sale.” Such investments are recorded at fair value, and unrealized gains and losses are included in other comprehensive income/(loss) until realized. For the year ended December 31, 2007, any unrealized gains and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no investment losses for the year ended December 31, 2007.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue from the distribution of its animated feature films when earned and reported to it by its distributor, in accordance with the SOP. The following are the conditions that must be met in order to recognize revenue in accordance with the SOP: (i) persuasive evidence of a sale or licensing arrangement with a customer exists; (ii) the film is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable and (v) collection of the arrangement fee is reasonably assured. Amounts received from customers prior to the availability date of the product are included in deferred revenue.

Pursuant to the Paramount Agreements and the prior distribution agreement with DreamWorks Studios, the Company recognizes revenues net of reserves for returns, rebates and other incentives after its distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction of any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to the Company’s films on a title by title basis. International results are generally reported to the Company by its distributor a month in arrears.

Because a third party is the principal distributor of the Company’s films, in accordance with the SOP, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from the Company’s distributor. As typical in the film industry, the Company’s distributor and its sub-distributors may make subsequent adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments in future periods to the information reported by the Company’s distributor to ensure that revenues are accurately reflected in the Company’s financial statements. To date, the Company’s distributor has not made subsequent, nor has the Company made, material adjustments to information provided by the Company’s distributor and used in the preparation of the Company’s historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by the Company’s distributor.

Revenue from the sale of home video units is recognized at the later of when product is made available for retail sale and when video sales to customers are reported by third parties, such as fulfillment service providers or distributors. The Company and its distributor provide for future returns of home entertainment product and for customer programs and sales incentives. Management calculates these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company’s product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, and in the case of product returns, provided that the customer has the right of return. Customers are currently given varying rights of return, from 15% up to 100%. However, although the Company and its distributor allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, because other factors, such as historical experience with similar types of sales, information received from retailers and management’s assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

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

Costs of Revenues

Film Costs.    The Company capitalizes film costs in accordance with the SOP. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films. Substantially all of the Company’s resources are dedicated to the production of its films. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production is capitalized into film costs until production is completed. In addition to the films being produced, costs of productions in development are capitalized as development film costs in accordance with the provisions of the SOP and are transferred to film production costs when a film is set for production. In the event a film is not set for production within three years from the time the first costs are capitalized or the film is abandoned, all such costs are generally expensed.

Film Cost Amortization.    Once a film is released, film costs are amortized and contingent compensation and residuals are accrued on an individual film basis in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenue”) as of the beginning of the current fiscal period as required by the SOP. The amount of film costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from its distributor and its knowledge of the industry. Ultimate Revenue does not include estimates of revenue that will be earned beyond ten years of a film’s initial theatrical release date.

Estimates of Ultimate Revenue and anticipated contingent compensation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs and accrued contingent compensation and residuals relative to a previous period. For the year ended December 31, 2007, changes made primarily during the second quarter of 2007 in the estimate of Ultimate Revenues for several of the Company’s previously released films resulted in an increase in net income for the year of approximately $23.9 million (net of an estimated $11.3 million tax impact) or $0.24 per basic and diluted share.

Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis in accordance with the requirements of the SOP. If estimated remaining net cash flows are not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation.

Other.    Direct costs for sales commissions to third parties for the licensing and merchandising of film characters are recorded in costs of revenues and are expensed when incurred.

Stock-Based Compensation

The Company records employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the award. The Company adopted FAS 123R as of January 1, 2005 and elected to use the modified prospective transition method and has not restated prior periods. Under this method, the Company has recognized compensation costs for equity awards to employees based on their grant-date fair value from January 1, 2005. Measurement and attribution of compensation cost for equity awards that were granted to employees prior to, but not vested as of January 1, 2005, were based on the same estimate of the grant-date fair value and the same attribution method that were used previously for financial statement pro forma disclosure purposes under the provisions of FAS No. 123, “Accounting for Stock- Based Compensation” (“FAS 123”) (see Note 13).

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as shown below:

Asset Category	Estimated Useful Life
Buildings	40 years
Building Improvements	5-10 years
Furniture, Fixtures and Other	4-10 years
Software and Computer Equipment(1)	2-3 years

(1)	Effective January 1, 2007, the Company revised its estimated useful life of software and computer equipment and extended it from two years to three years.

Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the length of the lease. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.

In addition, in accordance with FIN 46R, the Company consolidates the special-purpose entity that acquired its Glendale animation campus in March 2002 (see Note 8). Accordingly, $63.9 million of property, plant and equipment, net of $9.1 million of accumulated depreciation, which represents the lower of the cost or fair value of the Glendale animation campus, and $70.1 million of debt and a $2.9 million minority interest, respectively, are included in the accompanying consolidated balance sheets as of December 31, 2007 and 2006.

Provision for Income Taxes

The Company accounts for income taxes pursuant to FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating its ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

At the time of the Separation, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase was initially $1.61 billion with a potential to reduce the amount of tax that the Company may pay in the future, to the extent the Company generates sufficient future taxable income, by $595 million. The Company is obligated to remit to the stockholder’s affiliate 85% of any such cash savings under this “Stockholder’s Tax Agreement” in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109” (“EITF 94-10”), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Realized tax benefits created by such transactions with shareholders in subsequent periods should be included in a company’s income statement.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a net increase of $2.1 million to reserves for uncertain tax positions as a decrease to beginning retained earnings. The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as part of the provision for income taxes.

Impairment of Long-Lived Assets

In accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not identified any such impairment indicators or recorded any impairment losses.

Goodwill and Other Intangible Assets

The Company has goodwill of approximately $36.9 million as of December 31, 2007 and 2006, less accumulated amortization of $2.7 million, related to PDI. The Company performed an annual impairment test for goodwill in October of 2007 and 2006 in accordance with FAS No. 142 “Goodwill and Other Intangible Assets (“FAS 142”) and determined that there was no impairment.

FAS 142 also requires that intangible assets with finite lives are amortized over their estimated useful life to a company and are reviewed for impairment in accordance with FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” Finite-lived intangible assets are amortized on a straight-line basis over a period

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of five years and the amortization for the year ended December 31, 2007 and for the next five years is not material.

Earnings Per Share

The Company calculates net income per share in accordance with FAS No. 128 “Earnings Per Share.” Basic per share amounts exclude dilution and are calculated using the weighted average number of common shares outstanding for the period, which includes the effects of treasury share purchases. Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income/(loss). Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2007, 2006 and 2005, respectively the Company had no items that were classified as other comprehensive income.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Both FAS 157 and FAS 159 will be effective for the Company on January 1, 2008. Both FAS 157 and FAS 159 are effective on January 1, 2008. On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FAS 157 and FAS 159 will have a material impact on its consolidated financial statements in 2008.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. FAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FAS 160 to have a material impact on its consolidated financial statements.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Distribution and Servicing Arrangements

Distribution and Servicing Arrangements with Paramount.    As result of the Acquisition, the Company terminated its distribution agreement with DreamWorks Studios, and concurrently entered into the Paramount Agreements, which became effective upon the closing of the Acquisition. Pursuant to the Paramount Agreements, the Company granted Paramount and its affiliates (including DreamWorks Studios) the exclusive right to distribute its films in theatrical, home entertainment and television markets on a worldwide basis through the later of (i) the Company’s delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the Paramount Agreements. The Company retains all other rights to exploit its films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. If the Company or Paramount terminates the Paramount Agreements, the Company’s existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by the Paramount that the Company has pre-approved. Upon the Acquisition, all amounts due to or from DreamWorks Studios pursuant to the DreamWorks Studios Distribution Agreement, on a per-film basis, were transferred to Paramount.

The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its films, including contingent compensation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company receiving any proceeds. If a film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount to recoup its expenses under the Paramount Agreements, Paramount will not be entitled to recoup those costs from proceeds of the Company’s other films and the Company will not be required to repay Paramount for such unrecouped amounts.

Upon the effectiveness of the Paramount Agreements, Paramount paid to the Company a $75.0 million cash signing bonus. In addition, Paramount is obligated to pay annual cost reimbursements of approximately $4.6 million per film, which the Company is allocating equally to each of the films delivered and is recognizing as revenue upon the release of that film. These annual cost reimbursements are independent from Paramount’s right to recoup its distribution and marketing costs for each film and, as a result, are recorded as revenue by the Company without regard to Paramount’s recoupment position.

Paramount: Other Services and Information.    As of December 31, 2007, the Company provided limited office space and telecommunications support to Paramount and Paramount continued to provide the Company with minimal storage facility space and corporate aircraft services pursuant to the terms of a services agreement and an aircraft time-share agreement originally entered into with DreamWorks Studios. The cost of corporate aircraft services is reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. For the year ended December 31, 2007 and for the 11 months ended December 31, 2006, the Company incurred costs from Paramount totaling $0.9 million and $3.3 million, respectively, and Paramount was charged costs from the Company totaling $0.4 million and $2.3 million, respectively. In addition, under the terms of the Paramount Agreements, Paramount will also provide the Company at a minimal cost with certain production-related services, including but not limited to film music licensing, archiving of film materials and credits as well as information technology oversight, participation and residual accounting and travel.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution and Servicing Arrangements with DreamWorks Studios.    For the period October 1, 2004 through January 31, 2006, the Company was party to the DreamWorks Studios Distribution Agreement, which had similar terms and fees as the Paramount Agreements. The Company incurred distribution fees payable to DreamWorks Studios of $3.7 million for the one-month period ended January 31, 2006 and $70.4 million for the year ended December 31, 2005. On January 31, 2006, in connection with Viacom’s acquisition of DreamWorks Studios and concurrent with the effectiveness of the Paramount Agreements, the DreamWorks Studios Distribution Agreement was terminated and all amounts due to or from DreamWorks Studios pursuant to the DreamWorks Studios Distribution Agreement, on a per-film basis, were transferred to Paramount.

The Company continues to provide services to DreamWorks Studios related to the licensing of products based on DreamWorks Studios’ films and characters in such films. Revenues earned from licensing activities on behalf of DreamWorks Studios were not material for the year ended December 31, 2007. In the years ended December 31, 2006 and 2005, revenues earned from licensing activities on behalf of DreamWorks Studios totaled $0.2 million and $0.3 million, respectively.

Services Agreement with DreamWorks Studios.    Upon the Separation, the Company also entered into a services agreement with DreamWorks Studios whereby DreamWorks Studios agreed to provide the Company with certain general and administrative services and corporate aircraft services and the Company provided certain services for DreamWorks Studios, including office space and certain general and administrative services. Pursuant to this services agreement, for the one month ended January 31, 2006 and the full year ended December 31, 2005, the Company incurred costs from DreamWorks Studios totaling $1.1 million and $10.9 million, respectively, and DreamWorks Studios was charged costs from the Company totaling $0.4 million and $6.0 million, respectively.

Contribution from Controlling Stockholders.    Upon the effectiveness of the Paramount Agreements, Paramount was required to pay the Company a $75.0 million signing bonus. Because the effectiveness of the Paramount Agreements and Viacom’s acquisition of DreamWorks Studios were each conditioned upon the other’s occurrence, and because the Company and DreamWorks Studios were effectively under common control up to the closing of the Acquisition, the Company recorded the $75.0 million signing bonus, which is $48.7 million on an after-tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before tax, has been reflected in the accompanying statement of cash flows as a deemed contribution from controlling stockholders. The Company used the proceeds of the signing bonus to repay the $75.6 million advance, plus interest, to Universal Studios (see Note 8).

4. Film Costs

Film costs consist of the following (in thousands):

	December 31,
	2007	2006
In release, net of amortization:
Animated feature films	$277,488	$213,664
Television special	4,210	—
In production:
Animated feature films	239,450	247,298
Television special	—	7,855
In development	34,743	33,623

Total film costs	$555,891	$502,440

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates that approximately 50% and 85% of “in release” film costs as of December 31, 2007 will be amortized over the next 12 months and three years, respectively.

The Company estimates that in 2008, it will pay approximately $21.7 million of its $37.3 million contingent compensation and residual costs accrued as of December 31, 2007 (see Note 6).

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Land and buildings	$73,000	$73,000
Leasehold and building improvements	37,078	34,745
Furniture and equipment	9,811	9,609
Computer hardware and software	13,456	6,176
Equipment acquired under capital lease	6,982	6,982

Total property, plant and equipment	140,327	130,512
Accumulated depreciation and amortization	(53,555)	(47,096)

Property, plant and equipment, net	$86,772	$83,416

For the years ended December 31, 2007, 2006, and 2005 the Company recorded depreciation and amortization expense (other than film amortization) of $6.5 million, $5.3 million and $5.9 million, respectively, of which $4.9 million, $4.0 million and $2.2 million, respectively, were capitalized as film production costs. Accumulated depreciation and amortization includes depreciation of assets acquired under capital leases.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Salaries and benefits	$54,675	$9,911
Contingent compensation and residuals	37,275	24,000
Production costs	1,250	2,865
Occupancy	6,686	7,838
Other accrued liabilities	8,083	7,902

	$107,969	$52,516

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2007 and 2006 and the related amounts earned and recorded either as revenue in the consolidated statements of income or capitalized as an offset to film costs for the years ended December 31, 2007, 2006 and 2005 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2007	2006	2007	2006	2005
HBO Advance(1)	$—	$1,178	$27,321	$25,566	$27,844
Strategic Alliance/Development Advances(2)	2,104	5,056	13,107	11,669	9,497
Deferred Revenue(3)	5,594	27,604	41,309	3,811	3,811
Licensing Advances(3)	13,185	21,442	8,257	3,487	1,714
Other Advances(4)	3,678	1,884	9,706	9,390	900

Total deferred revenue and other advances	$24,561	$57,164

(1)

Pursuant to an exclusive multi-picture domestic pay television license agreement with Home Box Office, Inc. (“HBO”), DreamWorks Studios received advances against license fees payable for future film product, including the Company’s films. The Company’s participation in the HBO domestic pay television license agreement remains unchanged despite the termination of the DreamWorks Studios Distribution Agreement. The agreement is currently expected to extend through 2012, dependent upon DreamWorks Studios’ ability to grant its domestic pay television rights to HBO. Under the agreement, DreamWorks Studios and the Company are obligated to refund the advances if the amount received is in excess of the license fees earned by the films.

(2)

The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreements, the Company makes purchases of the technology companies’ equipment. During the years ended December 31, 2007, 2006, and 2005, of the total amounts earned against the “Strategic Alliance/Development Advances,” $5.5 million, $6.0 million and $4.5 million, respectively, were capitalized as an offset to film costs.

(3)	Amounts received from customers for the licensing of the Company’s animated characters from various customers on a worldwide basis received prior to the availability date of the product.
(4)

Primarily consists of the annual cost reimbursements received from Paramount (see Note 3) which are initially recorded as an advance, and then allocated to each of the films delivered to Paramount and recognized as revenue upon the release of that film.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding at December 31, 2007 and 2006 (in thousands):

	Balance Outstanding at December 31,		Maturity Date	Interest Rate as of December 31, 2007	Interest Cost
					For the Year Ended December 31,
	2007	2006			2007	2006	2005
Animation Campus Financing	$73,000	$73,000	October 2009	5.52%	$4,765	$4,506	$3,338
Revolving Credit Facility	$—	$—	October 2009	0.75%	$1,147	$1,532	$1,532
HBO Subordinated Notes	$—	$50,000	November 2007	N/A	$3,918	$4,183	$3,160

Animation Campus Financing.    The entire amount of the obligation, $73.0 million, is due and payable in October 2009, bears interest primarily at 30-day commercial paper rates and is fully collateralized by the underlying real property. In connection with the adoption of FIN46R, the special purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million minority interest.

Revolving Credit Facility.    In connection with the Separation, the Company entered into a five-year $200 million revolving credit facility with a number of banks. On June 29, 2007, the Company elected, under the terms of its revolving credit facility, to reduce the aggregate commitment of the credit facility from $200 million to $100 million. No other terms of the agreement were modified. The credit facility is secured by substantially all of the Company’s assets. In addition, the credit agreement requires the Company to maintain certain cash flow and leverage ratios. The credit agreement also prohibits the Company generally from taking certain actions, such as granting liens, paying dividends and engaging in transactions with affiliates (all subject to specified exceptions).

As of December 31, 2007 and 2006, there were no outstanding borrowings on the credit facility. The Company is required to pay a commitment fee on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when amounts drawn are greater than or equal to fifty-percent of the aggregate commitments under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.

HBO Subordinated Notes.    At December 31, 2006, the Company had $50 million of subordinated notes outstanding to HBO which are recorded net of a discount $1.4 million which was amortized to interest expense over the remaining term of the subordinated loan agreement (November 2007). The subordinated notes were repaid in full in November 2007. Prior to the repayment on November 1, 2007, the subordinated notes bore interest at a rate in amount equal to the LIBOR rate plus 0.50% per annum.

As of December 31, 2007, the Company was in compliance with all applicable financial debt covenants.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Financing Information

Universal Studios Advance.    In January 2006, in connection with the termination of the DreamWorks Studios Distribution Agreement (see Note 3), the Company repaid in full an advance (“Universal Advance”), plus interest, totaling approximately $75.6 million due to Universal Studios Inc. (“Universal”). The Universal Advance bore interest at a rate of 8.75% per annum and the Company incurred associated interest cost for the years ended December 31, 2006 and 2005 totaling $0.6 million and $6.5 million, respectively.

Interest Capitalized to Film Costs.    The Company capitalizes interest on its film productions. Interest capitalized to film costs during the years ended December 31, 2007, 2006 and 2005 totaled $8.6 million, $9.4 million and $9.6 million, respectively.

9. Income Taxes

The following are the components of the provision for income taxes (in thousands) for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Current:
Federal	$42,324	$(28,443)	$(1,676)
State and Local	6,420	63	2,186
Foreign	1,571	896	806

Total current provision (benefit)	50,315	(27,484)	1,316

Deferred:
Federal	(40,930)	76,586	6,176
State and Local	—	—	—

Total deferred provision (benefit)	(40,930)	76,586	6,176

Total income tax provision	$9,385	$49,102	$7,492

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 differs from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and decrease (increase) in income tax benefit payable to stockholder (as pursuant to the Stockholder’s Tax Agreement) as a result of the following:

	2007	2006	2005
Provision for income taxes (excluding effects of Stockholder’s Tax Agreement(1) )
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.8	5.6	2.2
Revaluation of deferred tax assets, net	(3.7)	30.5	(15.7)
Export sales exclusion\manufactures deduction	(1.6)	(13.8)	(7.3)
Other, including reserves and related interest	0.6	(9.2)	3.2

Total provision excluding effect of Stockholder’s Tax Agreement(1)	32.1%	48.1%	17.4%

Effects of Stockholder’s Tax Agreement(1)
U.S. state taxes, net of Federal benefit	(0.9)	(5.5)	(1.7)
Revaluation of deferred tax assets, net	(27.1)	109.6	(11.0)
Export sales exclusion\manufactures deduction	0.6	5.2	1.1
Other, including reserves and related interest	(1.7)	11.1	0.1

Total effect of Stockholder’s Tax Agreement(1)	(29.1)%	120.4%	(11.5)%

Total net provision for income taxes	3.0%	168.5%	5.9%

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

The Company is obligated to remit to its stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits (see Note 2).

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are presented below (in thousands).

	December 31,
	2007	2006
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder’s Tax Agreement)	$477,422	$524,188
Stock compensation	21,434	11,423
Other liabilities	12,438	15,484
Fixed assets	6,497	6,241
Abandoned films	9,113	4,168
Film basis (net of amortization)	—	3,151
Other	6,619	6,049

Deferred tax assets	533,523	570,704
Less: Valuation allowance	(456,242)	(567,114)

Deferred tax assets (net of valuation allowance)	77,281	3,590
Deferred tax liabilities:
Film basis (net of amortization)	(28,616)	—

Deferred tax liabilities	(28,616)	—

Net deferred tax assets	$48,665	$3,590

The valuation allowance decreased by $110.9 million and increased by $36.2 million for the years ended December 31, 2007 and 2006, respectively.

In 2006, income tax expense attributable to the signing bonus received from Paramount of $26.3 million was allocated to stockholders’ equity. Income tax expense (benefit) attributable to equity-based transactions of $(0.7) million and $0.3 million were allocated to stockholders’ equity for the years ended December 31, 2007 and 2006, respectively.

The Company’s subsidiaries, prior to the Separation, generated federal and state net operating losses which can be carried forward and utilized by the subsidiary which originally sustained the loss. Federal and state net operating loss carryforwards totaled $8.8 million and $14.7 million, respectively, as of December 31, 2007 will begin to expire in 2018 and 2012, respectively.

The Company’s California Franchise tax return for the years ended December 31, 2004 and 2005 are currently under examination by the Franchise Tax Board (“FTB”). The Internal Revenue Service (“IRS”) concluded its audit of the Company’s federal income tax return for the period from October 27, 2004 through December 31, 2004. All tax years since the Separation remain open to audit by the IRS and all state and local taxing jurisdictions.

FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a net increase of $2.1 million to reserves for uncertain tax positions as a decrease to beginning retained earnings. The balances and activity in the unrecognized tax benefits under FIN 48 from December 31, 2006 to 2007 are presented below (in thousands):

	Accrued Taxes	Deferred Taxes	Deferred Tax Valuation Allowance	Interest and Penalties	Stockholder Payable	Total
Balance at December 31, 2006	$7,287	$—	$—	$2,238	$—	$9,525
Adoption of FIN 48	11,347	52,419	(56,563)	(914)	(4,163)	2,126
Prior year additions	1,076	—	56,563	—	4,163	61,802
Prior year reductions	(9,406)	(52,419)	—	(99)	—	(61,924)
Settlements of prior years	(629)	—	—	—	—	(629)
Current year additions	1,073	—	—	951	—	2,024

Balance at December 31, 2007(1)	$10,748	$—	$—	$2,176	$—	$12,924

(1)	The unrecognized tax benefits as of December 31, 2007, if fully realized, would affect our future effective tax rate.

As of December 31, 2007, any changes that are reasonably possible to occur within the next 12 months to the Company’s unrecognized tax benefits are not expected to be material.

10. Related Party Transactions

Transactions with DreamWorks Studios.    See Note 3 for disclosure of transactions with DreamWorks Studios.

Class A Share Repurchases from Stockholders.    During 2007, pursuant to a stock repurchase program approved by the Board of Directors, the Company repurchased 4,813,863 shares of the Company’s Class A common stock for a total of $150.0 million from a stockholder (see Note 12).

In November 2007, the Company repurchased 1,100,000 shares of the Company’s Class A common stock for an aggregate purchase price of $32.6 million from a charitable organization originally established by one of the Company’s directors, who is also a significant stockholder. The shares were received by the charitable organization via a donation by the director (see Note 12). In addition, during November 2007, the Company repurchased 357,000 shares of the Company’s Class A common stock for an aggregate purchase price of $10.1 million directly from the same director (see Note 12).

Arrangement with Affiliate of a Stockholder.    The Company has an arrangement with an affiliate of a stockholder to share tax benefits generated by the stockholder (see Note 9).

11. Commitments and Contingencies

The Company has entered into various noncancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2011 and 2012. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2007, 2006 and 2005, the Company incurred lease expense of approximately $5.1 million, $8.6 million and $10.8 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a capital lease related to certain energy equipment associated with the Company’s Glendale animation campus (see Note 5). The ownership of the property covered by the capital lease is transferred to the Company upon the expiration of the lease. Payments of obligations under the capital lease for the years ended December 31, 2007, 2006 and 2005 totaled approximately $0.8 million, $0.9 million and $0.7 million, respectively.

Future minimum lease commitments for all leases are as follows (in thousands):

	Operating Lease Commitments	Capital Lease Commitments(1)
2008	$7,315	$498
2009	7,587	—
2010	7,759	—
2011	5,819	—
2012	2,987	—
Thereafter	—	—

Subtotal	31,467	498

Less amount representing interest	—	(10)

Total	$31,467	$488

(1)	Total imputed interest is immaterial.

In addition to the above, as of December 31, 2007, the Company has non-cancelable talent commitments totaling approximately $25.3 million that are payable over the next five years.

Legal Proceedings

Other Matters.    From time to time the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to the Company’s feature films, which could cause the Company to incur significant expenses or prevent the Company from releasing a film. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company’s feature films, which may affect the Company’s ability to continue to do so. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or liquidity.

12. Stockholders’ Equity

Upon the Separation, the Company authorized three classes of common stock: 350 million shares of Class A common stock; 150 million shares of Class B common stock; and, one share of Class C common stock. As a result of a secondary public offering, which is further discussed below in “Class C Common Stock Conversion,” as of December 31, 2007 the one share of Class C common stock is no longer authorized, issued or outstanding.

The Class A common stock and Class B common stock each have a par value of $0.01 per share and are identical and generally vote together on all matters, except that the Class A common stock carries one vote per share, whereas the Class B common stock carries 15 votes per share.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class A and Class B Common Stock Transactions

Secondary Public Offerings.    On November 20, 2006, certain stockholders sold 11,580,964 shares of the Company’s Class A common stock for net proceeds of $307.2 million in a registered secondary public offering (the “2006 Offering”). In connection therewith, and pursuant to certain agreements entered into at the time of the Company’s initial public offering, 35,164,952 shares of the Company’s Class B common stock were converted into an equal number of shares of Class A common stock. On August 9, 2007, a stockholder sold 10,186,137 shares of the Company’s Class A common stock in a registered secondary public offering (the “2007 Offering “ and, collectively with the 2006 Offering, the “Offerings”). The Company did not receive any proceeds from the Offerings and, as the shares of Class A common stock sold in the Offerings were comprised entirely of existing outstanding shares held by the stockholders, there was no change to the total amount of the Company’s shares outstanding. Certain of the Company’s significant stockholders continue to have demand registration rights granted to them at the time of the Company’s initial public offering.

Stock Repurchase Programs.    Pursuant to a publicly announced stock repurchase program approved by Board of Directors in February 2007 and amended in August 2007, during the year ended December 31, 2007, the Company repurchased 6,319,763 million shares of the Company’s stock for a total of $193.4 million, which was the total amount authorized under the program. Purchases made under the publicly announced program included $150.0 million of shares of Class A common stock purchased directly from a stockholder (see Note 10).

In December 2007 the Company’s Board of Directors approved a new publicly announced stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. Subsequent to December 31, 2007 and through February 15, 2008, the Company repurchased 2,137,135 shares of its Class A common stock for a total of $50.0 million pursuant to this new program.

In addition, during 2007, pursuant to stock repurchase agreements approved by the Company’s Board of Directors, the Company repurchased 3,126,500 shares of the Company’s Class A common stock from various charitable organizations for an aggregate cost of $97.2 million. These purchases involved the purchase of 1,100,000 shares from a charitable foundation established by one of the Company’s directors, who is also a significant stockholder, and 1,257,000 shares from a different foundation. Both foundations received the shares via donation from such director, who, prior to their donation, converted them into the Company’s Class A common stock from an equal number of previously outstanding Class B common stock. The Company also repurchased 357,000 shares of the Company’s Class A common stock for an aggregate purchase price of $10.1 million directly from the same director.

Other Conversion of Class B Common Stock.    In May 2007, 336,000 shares of the Company’s Class B common stock were converted into an equal amount of shares of the Company’s Class A common stock at the request of a significant stockholder. This transaction had no impact on the total amount of the Company’s shares outstanding.

Class C Common Stock Conversion

Conversion of Class C Common Stock.    In connection with the 2007 Offering and pursuant to the Company’s certificate of incorporation and certain agreements entered into at the time of the Company’s initial public offering, the one authorized, issued and outstanding share of the Company’s Class C common stock automatically converted into a share of the Company’s Class A common stock on a one-to-one basis. Accordingly, there remain no authorized, issued or outstanding shares of the Company’s Class C common stock as of December 31, 2007.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

As disclosed in previously issued financial statements, the Company has been investigating amounts due from the Company to DreamWorks Studios at the time of the Separation. During the fourth quarter of 2007, the Company concluded that at the time of the Separation and, thus also at the time of the Acquisition, certain amounts due from the Company to DreamWorks Studios were overstated. Accordingly, the Company reclassified a $33.3 million liability balance previously included in the receivable from Paramount into Stockholders’ Equity as an adjustment to the contribution of net liabilities from Dreamworks Studios upon Separation.

13. Employee Benefits Plan

401(k) Plan

The Company sponsors a defined contribution retirement plan (the “401(k) Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 40(k) Plan. For substantially all employees, the maximum contribution for the Company’s match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Sec. 415 of the IRC. The costs of the Company’s match, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $1.4 million for both the years ended December 31, 2007 and 2006, and $1.2 million for the year ended December 31, 2005.

Employee Equity Plans

In connection with the Separation, the Company’s Board of Directors approved the 2004 Omnibus Incentive Compensation Plan (“Omnibus Plan”) which provides for the grant of incentive stock options to Company employees and non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock equity awards to the Company’s employees, directors and consultants. Pursuant to the Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the Omnibus Plan is 15.0 million, of which approximately 5.1 million shares are available for future grants of equity awards as of December 31, 2007.

Equity Awards Previously Issued to Employees of DreamWorks Studios.    In connection with the Separation, the Company issued various equity awards to the employees of DreamWorks Studios which were accounted for as a dividend to DreamWorks Studios, based on the grant date fair value of the underlying stock. Upon Viacom’s acquisition of DreamWorks Studios, unvested restricted stock awards and all unvested and vested stock options to purchase shares of the Company’s stock previously held by employees of DreamWorks Studios who were not transferring to the Company were forfeited and cancelled. In accordance with the accounting treatment for the original dividend to DreamWorks Studios, the dividend recorded to DreamWorks Studios was not adjusted for these forfeited and cancelled equity awards. For those DreamWorks Studios employees transferring to the Company, it was determined that the original terms of their equity awards were not modified. Accordingly, on January 31, 2006, the Company reversed $1.5 million of the original dividend to DreamWorks Studios with a corresponding decrease to Additional-Paid-in-Capital, representing the unrecognized compensation cost of the unvested portion of the equity awards associated with the transferred employees. Compensation costs related to the unvested portions of the equity awards of the transferred employees are being recognized on a straight-line basis over the remaining vesting period of the awards.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the years ended December 31, 2007, 2006 and 2005, respectively, was as follows (in thousands):

	2007	2006	2005
Total equity-based compensation	$34,037	$24,031	$17,732
Tax impact(1)	(10,915)	(9,154)	(6,773)

Reduction in net income, net of tax	$23,122	$14,877	$10,959

(1)	Tax impact is determined at the Company’s annual blended effective tax rate.

Compensation cost capitalized as a part of film costs was $4.2 million, $2.0 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to January 1, 2005, the Company followed the provisions of FAS 123 and provided the required pro forma disclosures and, as allowed under FAS 123, had been following the intrinsic value method set forth in APB No. 25, “Accounting for Stock Issued to Employees” for stock option awards granted to employees at the Separation and the Company’s initial public offering. Upon adoption of FAS 123R on January 1, 2005, the Company reversed the deferred compensation costs, net of amortization of $32.2 million, with a corresponding reduction to the Company’s Additional Paid-In Capital.

The Company adopted FAS 123R as of January 1, 2005 and, accordingly, began to record stock-based compensation in accordance with its provisions. Under FAS 123R, the Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the vesting period. Compensation cost for performance-based awards is adjusted to reflect the probability of vesting. Generally, equity awards are forfeited by employees who terminate prior to vesting. However, certain employment contracts for certain named executive officers provide for the acceleration of vesting in the event of a change in control or specified termination events. In 2006, the Company began to record compensation costs associated with equity awards of stock appreciation rights and restricted shares subject to market-based conditions. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.

The following table summarizes information about restricted stock activity under the Omnibus Plan (in thousands, except per share amounts):

	Year Ended December 31,
	2007		2006		2005
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	2,551	$27.88	2,970	$28.04	1,779	$28.00
Granted	613	31.21	678	27.32	1,519	33.75
Vested	(369)	28.08	(382)	28.01	(281)	28.00
Forfeited	(108)	28.88	(715)	27.94	(47)	27.98

Balance at end of year	2,687	$28.88	2,551	$27.88	2,970	$28.04

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost related to restricted stock awards is based upon the market price of the Company’s stock on the date of grant, and is recognized on a straight-line basis over a four to seven-year period for those awards that vest solely upon service. Approximately 83,000 and 1,021,000 of restricted stock awards that vest upon the achievement of certain cumulative performance goals over a four-year period as set by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) were granted in 2006 and 2005, respectively. In addition to the achievement of the cumulative four-year performance goals, the vesting of the individual awards is further subject to the completion of a required service period ranging from three to five years. There were no grants of restricted stock awards with performance based vesting conditions made during 2007. The total intrinsic value of restricted shares vested totaled $11.2 million during 2007, $9.2 million during 2006 and $7.3 million during 2005. The total fair value at grant of restricted stock vested during 2007, 2006 and 2005 was $10.4 million, $10.7 million and $7.9 million, respectively.

The fair value of stock option grants or stock appreciation rights (which are to be settled in stock) with service or a performance-based vesting condition is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the Company’s dividend yield, volatility of the Company’s stock, the risk-free interest rate and expected option term. As permitted by and outlined in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” the Company applies the “simplified” method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. As permitted under SAB 110, “Use of a Simplified Method,” which was released by the SEC in December 2007, the Company expects to continue to use the simplified method for calculating the expected term given the Company’s lack of sufficient historical exercise data for share option grants. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available, the Company will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. Equity awards of stock options and stock appreciation rights are generally granted with an exercise price based on the market price of the Company’s stock on the date of grant, generally vest over a term of four to seven years and expire 10 years after the date of grant. Compensation cost for stock options is recognized ratably over the vesting period. Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123R.

The assumptions used in the Black-Scholes model were as follows:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility(1)	31-35%	35-40%	40-50%
Risk-free interest rate	3.94%-4.80%	4.19%-5.04%	3.62%-4.32%
Weighted average expected term (years)	6.2	5.8	7.1

(1)

The Company utilized an expected volatility of 31% for the three-month period ended December 31, 2007 and 35% for the nine-month period ended September 30, 2007. The Company utilized an expected volatility of 35% for the period from April 1, 2006 through December 31, 2006 and 40% for the three-month period ended March 31, 2006. The Company utilized an expected volatility of 50% for the nine-month period ended September 30, 2005 and 40% for the three month-period ended December 31, 2005.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes information about stock option\stock appreciation rights activity under the Omnibus Plan (in thousands, except per share amounts):

	Year Ended December 31,
	2007		2006		2005
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	3,693	$27.29	4,328	$27.39	3,660	$27.12
Options granted	1,225	31.44	1,071	28.26	1,036	28.11
Options exercised	(116)	15.30	(106)	8.48	(164)	20.89
Options expired/canceled	(122)	29.21	(1,600)	30.23	(204)	31.44

Balance at end of year	4,680	$28.62	3,693	$27.29	4,328	$27.39

Approximately 55,000 and 690,000 of these stock option awards granted in 2006 and 2005, respectively, relate to the grant of stock options with performance criteria. Compensation cost associated with the option grants made in 2005 has been recorded in full over the current vesting period as management determined it was probable that the objective performance goals over a cumulative four-year performance period set by the Compensation Committee will be achieved. There were no grants of stock options with related performance criteria made during 2007. The weighted average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $12.59, $12.42 and $20.15, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised totaled $1.8 million during 2007, $1.9 million during 2006 and $2.1 million during 2005.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007:

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$6.46-$8.06	156,055	1.79	$8.06	156,055	$8.06
$21.50-$26.92	341,363	7.64	24.91	183,672	24.76
$27.06-28.00	1,616,571	6.85	27.95	552,657	27.93
$28.15-$32.31	2,301,634	9.04	30.30	540,719	29.98
$33.55-$37.51	259,514	8.25	34.90	96,806	37.07
$37.58-$ 39.36	4,672	7.23	38,80	2,813	38.93

Total	4,679,809	7.90	$28.62	1,532,722	$26.85

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2007 was $3.1 million and $3.0 million, respectively.

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

As required by FAS 123R, management makes estimates of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on previously reported pro forma disclosures under FAS 123, under which forfeitures were recognized as incurred, is not material and therefore the Company did not record an adjustment for a cumulative effect of this accounting change. As of December 31, 2007, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $81.4 million. This cost will be amortized on a straight-line basis over a weighted average of 2.7 years.

Changes to the Company’s underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

Other Employee Benefit Plans

Effective July 2007, the Company adopted the Special Deferral Election Plan (the “Plan”), a non-qualified deferred compensation plan. The Plan is available for selected employees of the Company and its subsidiaries. For the year ended December 31, 2007 the activity associated with the Plan was not material.

14. Significant Customer, Segment and Geographic Information

Significant Customer.    Upon the effectiveness of the Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 87.8% of total revenue of the year ended December 31, 2007 and 91.0% of total revenue for the eleven-month period ended December 31, 2006. Paramount was not a significant source of the Company’s revenue for the year ended December 31, 2005. During the effectiveness of the DreamWorks Studios Distribution Agreement, a substantial portion of the Company’s revenue was derived directly from DreamWorks Studios, and consequently, Universal, which acted as DreamWorks Studios distributor. Universal (through its agreements with DreamWorks Studios) represented 80% of revenues for the one-month period ended January 31, 2006, and 69% of revenues for the year ended December 31, 2005.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by Film.

The Company’s revenue by film consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Shrek the Third	$380,599	$—	$—
Bee Movie(1)	11,688	—	—
Over the Hedge	91,211	116,886	—
Flushed Away(1)	38,939	6,253	—
Madagascar	48,869	128,806	228,579
Wallace & Gromit: The Curse of the Were-Rabbit(1)	29,500	29,144	—
Shrek 2	47,207	37,997	19,413
Shark Tale	45,722	37,935	158,272
Film Library / Other(2)	73,443	37,821	56,052

	$767,178	$394,842	$462,316

(1)

Each of these films, respectively, was released during the fourth quarter of the year ended December 31, 2007, 2006, and 2005. Pursuant to the terms of the Company’s distribution and servicing arrangements, because the distribution and marketing expenses incurred by the Company’s distributor for each year’s respective film release exceeded that film’s gross revenues for each year, no revenue was reported to the Company directly from its distributor with respect to that film.

(2)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron and Sinbad: Legend of the Seven Seas. In addition, includes revenue from television series\specials.

Geographic Information.    The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $340.2 million, $173.3 million and $204.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Long-lived assets located in foreign countries were not material.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	2007	2006	2005
Numerator:
Net income	$218,364	$15,125	$104,585
Denominator:
Weighted average common shares and denominator for basic calculation
Weighted average common shares outstanding	102,144	105,798	105,596
Less: Unvested restricted stock	(2,061)	(2,489)	(2,489)

Denominator for basic calculation	100,083	103,309	103,107

Weighted average effects of dilutive equity-based compensation awards
Employee stock options\stock appreciation rights	159	192	335
Restricted stock awards	227	111	620

Denominator for diluted calculation	100,469	103,612	104,062

Net income per share—basic	$2.18	$0.15	$1.01

Net income per share—diluted	$2.17	$0.15	$1.01

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock and stock appreciation rights, and shares of restricted common stock which were not included in the calculation of diluted per share amounts because they were anti-dilutive. In addition, the table sets forth the following weighted average number of equity awards subject to performance conditions which were also not included in the calculation of diluted net income per share because the number of shares that ultimately will be issued is contingent upon the Company’s performance against measures established for the performance period:

	2007	2006	2005
Options to purchase shares of common stock and stock appreciations rights	2,748	2,108	2,857
Equity awards subject to performance conditions	1,849	1,849	1,711

Total	4,597	3,957	4,568

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2007
Revenues	$93,728	$222,471	$160,751	$290,228
Gross profit	40,249	111,826	90,723	152,085
Income before provision for income taxes	16,377	68,272	52,978	90,122
Net income	15,400	61,778	47,042	94,144
Basic net income per share	$0.15	$0.61	$0.47	$0.98
Diluted net income per share	$0.15	$0.60	$0.47	$0.98

2006
Revenues	$60,096	$74,886	$55,584	$204,276
Gross profit (loss)	33,142	34,385	25,845	(15,660)
Income before provision for income taxes	16,871	16,534	21,166	9,656
Net income (loss)	12,328	13,664	10,467	(21,334)
Basic net income (loss) per share	$0.12	$0.13	$0.10	$(0.20)
Diluted net income (loss) per share	$0.12	$0.13	$0.10	$(0.20)

17. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2007, 2006, and 2005 or the periods noted (in thousands):

	Balance at Beginning of Year	(Credited) Charged to Operations	Deductions and Bad Debt Write-offs	Balance at End of Year
Trade accounts receivable and Receivable from distributor
Allowance for doubtful accounts and Reserve for returns
2007	$865	$3,990	$(351)	$4,504
2006	$1,361	$1,334	$(1,830)	$865
2005	$1,127	$2,738	$(2,504)	$1,361

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

2.1		Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/05

2.2		Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/06

3.1		Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-K	001-32337	3.1	3/28/05

3.2		By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/08/05

4.1		Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/05

4.2		Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/05

4.3		Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/05

10.1	*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/05

10.2		Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/05

10.3		Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/05

10.4		Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/05

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.5		Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/05

10.6		Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/05

10.7		Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/05

10.8		Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/06

10.9		Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/05

10.10		Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/05

10.11		Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/05

10.12	†	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004	10-K	001-32337	10.10	3/28/05

10.13	†	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)	10-K	001-32337	10.11	3/28/05

10.14	†	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.12	3/28/05

10.15	†	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.13	3/28/05

10.16	†	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002	10-K	001-32337	10.14	3/28/05

10.17	†	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.15	3/28/05

10.18	*	Amended and Restated Employment Agreement, dated as of October 25, 2007, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.2	10/31/07

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.19	*	Amended and Restated Employment Agreement, dated as of October 25, 2007, by and between DreamWorks Animation SKG, Inc. and Roger Enrico	8-K	001-32337	99.3	10/31/07

10.20	*	Amended and Restated Employment Agreement, dated as of October 25, 2007, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	8-K	001-32337	99.4	10/31/07

10.21	*	Amended and Restated Employment Agreement, dated as of October 25, 2007, between DreamWorks Animation SKG, Inc. and Ann Daly	8-K	001-32337	99.5	10/31/07

10.22	*	Amended and Restated Employment Agreement, dated as of October 25, 2007, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	8-K	001-32337	99.6	10/31/07

10.23	*	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	10-K	001-32337	10.20	3/28/05

10.24	*	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	8-K	001-32337	10.1	7/25/05

10.25	*	Second Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	8-K	001-32337	10.3	12/8/05

10.26	*	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and David Geffen	10-K	001-32337	10.21	3/28/05

10.27	*	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Steven Spielberg	10-K	001-32337	10.22	3/28/05

10.28		Credit Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc. and the lenders party thereto	10-K	001-32337	10.23	3/28/05

10.29		Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/05

10.30		Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/06

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.31		Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/05

10.32		Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/05

10.33		Subordinated Loan Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and Home Box Office, Inc.	10-K	001-32337	10.27	3/28/05

10.34		Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/05

10.35	†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/05

10.36	†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/05

10.37	*	Form of Restricted Share Award Agreement.	10-Q	001-32337	10.7	10/31/07

10.38	*	Form of Restricted Stock Unit Award Agreement	10-Q	001-32337	10.6	10/31/07

10.39	*	Form of Stock Appreciation Right Award Agreement (Time Vested).	10-Q	001-32337	10.5	10/31/07

10.40	*	Form of Restricted Stock Unit Award Agreement (Non-employee Directors).	10-Q	001-32337	10.9	10/31/07

10.41	*	Form of Stock Appreciation Right Award Agreement (Non-employee Directors).	10-Q	001-32337	10.8	10/31/07

10.42	*	Form of Stock Appreciation Rights Award Agreement (Performance).	8-K	001-32337	99.5	12/1/06

10.43	*	Form of Restricted Share Award Agreement (Performance).	8-K	001-32337	99.6	12/1/06

10.44	*	Form of Performance Compensation Award Agreement.	8-K	001-32337	99.7	12/1/06

10.45	*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and Anne Globe					X

10.46		First Amendment dated as of February 23, 2007 to the Credit Agreement dated as of October 27, 2004 among DreamWorks Animation SKG, Inc. and the lenders party thereto	10-K	001-32337	10.45	2/28/07

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.47	*	Special Deferral Election Plan— Basic Plan Document	8-K	001-32337	99.1	6/12/07

10.48	*	Special Deferral Election Plan— Adoption Agreement	8-K	001-32337	99.2	6/12/07

10.49	*	Special Deferral Election Plan— Plan Amendment effective as of July 1, 2007	8-K	001-32337	99.3	6/12/07

10.50	*	Amended and Restated Employment Agreement dated as of October 25, 2007 by and between DreamWorks Animation SKG, Inc. and Philip Cross					X

10.51	*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and William Damaschke					X

10.52	*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and John Batter					X

10.53		Repurchase Agreement dated as of August 5, 2007 by and between DW Investment II, Inc. and the Company	8-K	001-32337	10.1	8/8/07

10.54	*	Form of Amendment Number One dated as of October 25, 2007 to Performance Compensation Award Agreement	10-Q	001-32337	10.5	10/31/07

10.55	*	Form of Amendment Number One dated as of October 25, 2007 to Restricted Stock Unit Award Agreement	10-Q	001-32337	10.6	10/31/07

10.56		Repurchase Agreement dated as of November 12, 2007 by and between the Company and The David Geffen Foundation	8-K	001-32337	99.1	11/14/07

10.57		Repurchase Agreement dated as of November 16, 2007 by and between the Company and David Geffen	8-K	001-32337	99.1	11/20/07

10.58		Second Amendment dated as of November 28, 2007 to the Credit Agreement dated as of October 27, 2004 among the Company and the lenders party thereto	8-K	001-32337	99.1	12/4/07

10.59		Repurchase Agreement dated as of October 29, 2007 by and between the Company and The Wunderkinder Foundation	8-K	001-32337	99.1	10/31/07

10.60	*	2008 Omnibus Incentive Compensation Plan					X

10.61	*	2008 Annual Incentive Plan					X

10.62	*	Letter dated February 21, 2008 from Jeffrey Katzenberg to the Company regarding waiver of certain awards					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

14	Code of Business Conduct and Ethics					X

21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Management contract or compensatory plan or arrangement.