Form 10-Q
period 2008-03-31
DreamWorks Animation SKG, Inc.
filed 2008-04-30
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of March 31, 2008, there were 79,598,761 shares of Class A common stock and 12,984,461 shares of Class B common stock of the registrant outstanding.

Unless the context otherwise requires, the terms “DreamWorks Animation,” the “Company,” “we,” “us” and “our” refer to DreamWorks Animation SKG, Inc., its consolidated subsidiaries, predecessors in interest, and the subsidiaries and assets and liabilities contributed to it by DreamWorks L.L.C. (“DreamWorks Studios”) on October 27, 2004 in connection with our separation from DreamWorks Studios, including Pacific Data Images, Inc. and its subsidiary, Pacific Data Images, LLC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$309,439	$292,489
Trade accounts receivable, net of allowance for doubtful accounts	15,562	3,470
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	155,629	272,647
Film costs, net	549,856	541,917
Prepaid expenses and other assets	36,987	47,609
Property, plant, and equipment, net of accumulated depreciation and amortization	90,065	86,772
Deferred taxes, net	46,020	48,664
Goodwill	34,216	34,216

Total assets	$1,237,774	$1,327,784

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	6,699	3,169
Accrued liabilities	71,409	107,969
Payable to stockholder	44,055	68,371
Income taxes payable	11,337	31,651
Deferred revenue and other advances	59,014	24,561
Obligations under capital leases	165	488
Borrowings and other debt	70,059	70,059

Total liabilities	262,738	306,268
Commitments and contingencies
Minority interest	2,941	2,941
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 93,562,201 and 93,547,321 shares issued, as of March 31, 2008 and December 31, 2007, respectively	935	935
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 12,984,461 shares issued and outstanding, as of March 31, 2008 and December 31, 2007	130	130
Additional paid-in capital	842,373	831,115
Retained earnings	528,862	502,763
Less: Class A Treasury common stock, at cost, 13,963,440 and 10,445,278 shares, as of March 31, 2008 and December 31, 2007, respectively	(400,205)	(316,368)

Total stockholders’ equity	972,095	1,018,575

Total liabilities and stockholders’ equity	$1,237,774	$1,327,784

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Revenues	$156,567	$93,728
Costs of revenues	95,750	53,479

Gross profit	60,817	40,249
Selling, general and administrative expenses	26,858	25,770

Operating income	33,959	14,479
Interest income, net	2,983	6,271
Other income, net	777	1,444
Increase in income tax benefit payable to stockholder	(9,430)	(5,817)

Income before income taxes	28,289	16,377
Provision for income taxes	2,190	977

Net income	$26,099	$15,400

Basic net income per share	$0.28	$0.15
Diluted net income per share	$0.28	$0.15
Shares used in computing net income per share
Basic	92,314	103,367
Diluted	92,416	103,687

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Operating activities
Net income	$26,099	$15,400
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	92,511	51,159
Stock compensation expense	9,695	9,554
Depreciation and amortization	2,424	1,937
Revenue earned against deferred revenue and other advances	(2,552)	(3,730)
Deferred taxes, net	2,644	(581)
Change in operating assets and liabilities:
Trade accounts receivable	(12,092)	578
Receivable from Paramount	117,018	79,088
Film costs	(99,246)	(86,456)
Prepaid expenses and other assets	10,499	(48)
Accounts payable and accrued liabilities	(33,074)	7,272
Payable to stockholder	(24,316)	(16,178)
Income taxes payable, net	(20,369)	1,010
Deferred revenue and other advances	38,473	29,020

Net cash provided by operating activities	107,714	88,025

Investing activities
Purchases of property, plant and equipment	(6,775)	(650)

Net cash used in investing activities	(6,775)	(650)

Financing Activities
Payments on capital leases	(323)	(225)
Receipts from exercise of stock options	120	235
Excess tax benefits from employee equity awards	51	349
Purchase of treasury stock	(83,837)	(35,152)

Net cash used in financing activities	(83,989)	(34,793)

Increase in cash and cash equivalents	16,950	52,582
Cash and cash equivalents at beginning of period	292,489	506,304

Cash and cash equivalents at end of period	$309,439	$558,886

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$19,864	$199

Cash paid during the period for interest, net of amounts capitalized	$342	$53

See accompanying notes

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The businesses and activities of DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement through the later of (i) the Company’s delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the agreements. The Company retains all other rights to exploit its films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights.

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2007, was derived from audited financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

Certain amounts in the prior period’s consolidated balance sheet, consolidated statement of cash flows and financial statement footnotes have been reclassified to conform to the current period’s presentation.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. On February 12, 2008, the FASB issued FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008. The adoption of FAS 157 had no impact on the Company’s consolidated financial statements due to the deferral of the effective date to January 1, 2009 for the Company’s assets and liabilities.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted FAS 159 on January 1, 2008 and did not elect to use fair value to re-measure any of its assets or liabilities.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. FAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FAS 160 will have a material impact on its consolidated financial statements.

2. Film Costs

Film costs consist of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
In release, net of amortization	$202,456	$267,724
In production	296,192	239,450
In development	51,208	34,743

Total film costs	$549,856	$541,917

The Company anticipates that 42% and 84% of “in release” film costs as of March 31, 2008 will be amortized over the next 12 months and three years, respectively.

As of March 31, 2008, the Company’s accrued participation and residuals costs totaled $38.2 million. The Company currently estimates that it will pay approximately $19.3 million of such costs in the next 12 months.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Employee compensation	$18,779	$54,675
Participations and residuals	38,163	37,275
Deferred rent	6,383	6,686
Other accrued liabilities	8,084	9,333

Total accrued liabilities	$71,409	$107,969

4. Deferred Revenue and Other Advances

Deferred revenue and other advances and the related amounts earned consist of the following (in thousands):

			Amounts Earned
	March 31, 2008	December 31, 2007	Three Months Ended March 31,
			2008	2007
	(unaudited)		(unaudited)
Home Box Office Inc., Advance	$26,666	$—	$—	$295
Strategic Alliance/Development Advance(1)	2,453	2,104	2,151	1,604
Deferred Revenue	9,342	5,594	309	110
Licensing Advances	15,176	13,185	1,009	1,908
Other Advances	5,377	3,678	551	—

Total deferred revenue and other advances	$59,014	$24,561

(1)

During the three months ended March 31, 2008 and 2007, of the total amounts earned against the “Strategic Alliance/Development Advances,” $1.5 million and $0.2 million, respectively, were capitalized as an offset to film costs or property, plant and equipment.

5. Financing Arrangements

Outstanding Financing. The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding at March 31, 2008 and December 31, 2007 (in thousands):

						Interest Cost
	Balance Outstanding		Maturity Date	Interest Rate as of March 31, 2008		Three Months Ended March 31,
	March 31, 2008	December 31, 2007				2008		2007
Animation Campus Financing(1)	$73,000	$73,000	October 2009	3.35%		$881		$1,169
Revolving Credit Facility	$—	$—	October 2009	0.75	%(2)	$192	(2)	$378	(2)

(1)

The entire amount of the obligation, $73.0 million, is due and payable in October 2009, bears interest primarily at 30-day commercial paper rates and is fully collateralized by the underlying real property. In

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” the special-purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million minority interest.

(2)

The Company has a $100 million revolving credit facility with a number of banks. There was no debt outstanding for the respective periods. The Company is required to pay a commitment fee on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.75% on any date when amounts drawn are greater than or equal to fifty-percent of the aggregate commitments under the credit facility and 0.50% on any other date. Interest on borrowed amounts is determined either at a floating rate of LIBOR plus 1.75% or the alternate base rate (which is generally the prime rate) plus 0.75% per annum.

As of March 31, 2008, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. Interest capitalized to film costs during the three months ended March 31, 2008 and 2007 totaled $0.9 million and $2.3 million, respectively.

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2008 and 2007, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to stockholder as a result of the following:

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Provision for income taxes (excluding effects of Stockholder’s Tax Agreement)(1)
U.S. Federal statutory rate	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.8	1.2
Revaluation of deferred tax assets, net	(6.0)	(7.8)
Other	—	2.2

Total provision excluding effect of Stockholder’s Tax Agreement(1)	30.8%	30.6%

Effects of Stockholder’s Tax Agreement(1)
U.S. state taxes, net of Federal benefit	(1.2)	(1.0)
Revaluation of deferred tax assets, net	(24.3)	(25.8)
Other	0.5	0.6

Total effect of Stockholder’s Tax Agreement(1)	(25.0)%	(26.2)%

Total net provision for income taxes	5.8%	4.4%

(1)

Stockholder’s Tax Agreement: As a result of a series of transactions entered into by affiliates controlled by a stockholder, the Company is obligated to remit to an affiliate of this stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits.

The Company’s federal income tax returns for the tax years ended December 31, 2005 and December 31, 2006 are currently under examination by the Internal Revenue Service (“IRS”). The Company’s California Franchise tax returns for the years ended December 31, 2004 and 2005 are currently under examination by the Franchise Tax Board (“FTB”). The IRS has concluded its audit of the Company’s federal income tax return for the period from October 24, 2004 through December 31, 2004 without any adjustments. All tax years since the Company’s separation from DreamWorks Studios on October 27, 2004 remain open to audit by relevant federal, state and local taxing jurisdictions.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program. In December 2007, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. From January 1, 2008 through April 15, 2008, the Company repurchased approximately 3.7 million shares of its outstanding Class A common stock for $88.2 million and had remaining authority to repurchase approximately $61.8 million of the Company’s outstanding shares pursuant to this program.

8. Equity-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under FAS 123R, the Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods. The Company has awarded some equity awards to senior management that are dependent upon the achievement of established sets of performance or market-based criteria. Compensation cost for service-based equity awards is recognized ratably over the vesting period. Compensation cost for performance-based awards is adjusted to reflect the probability of vesting.

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three-month period ended March 31, 2008 and 2007, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Total equity-based compensation	$9,695	$9,554
Tax impact(1)	(2,986)	(2,646)

Reduction in net income, net of tax	$6,709	$6,908

(1)	Tax impact is determined at the Company’s annual blended effective tax rate, excluding the effect of the Stockholder’s Tax Agreement (see Note 6).

Compensation cost capitalized as a part of film costs was $1.5 million and $0.8 million for the three-month periods ended March 31, 2008 and 2007, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the number and weighted average fair value of equity awards granted during the three-month period ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)
2008
Stock appreciation rights	44	$9.62
Restricted stock and restricted stock units	35	$25.91
2007
Stock appreciation rights	17	$11.25
Restricted stock and restricted stock units	26	$26.67

As of March 31, 2008, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $72.2 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.5 years.

9. Significant Customer and Segment Information

Significant Customer. Paramount represented 80.0% and 92.3% of total revenue for the three-month periods ended March 31, 2008 and 2007, respectively.

Revenue by Film.

The Company’s revenue by film consists of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Shrek the Third	$48,267	$—
Bee Movie	48,922	—
Over the Hedge	4,112	33,073
Flushed Away	12,636	1,214
Madagascar	15,870	6,423
Wallace & Gromit: The Curse of the Were-Rabbit	8,069	9,406
Film Library / Other(1)	18,691	43,612

	$156,567	$93,728

(1)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas, Shrek 2 and Shark Tale.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Legal Proceedings. From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to the Company’s feature films, which could cause the Company to incur significant expenses or prevent the Company from releasing a film. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company’s feature films, which may affect the Company’s ability to continue to do so. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or liquidity.

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Numerator:
Net income	$26,099	$15,400
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	94,310	105,856
Less: Unvested restricted stock	(1,996)	(2,489)

Denominator for basic calculation	92,314	103,367

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	102	177
Restricted stock awards	—	143

Denominator for diluted calculation	92,416	103,687

Net income per share—basic	$0.28	$0.15
Net income per share—diluted	$0.28	$0.15

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

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Options to purchase shares of common stock and restricted stock awards	2,837	1,309
Stock appreciations rights	2,444	1,252
Equity awards subject to performance conditions	1,849	1,849

Total	7,130	4,410

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q (the “Quarterly Report”) contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007” Form 10-K”). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our 2007 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.

Overview

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing and producing computer-generated, or CG, animated feature films. Our films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement. We retain all other rights to exploit our films, including the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2007 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount.

Our Revenues and Costs

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in the following markets:

•

Theatrical and Home Entertainment—Our films are distributed in the worldwide theatrical and home entertainment markets by Paramount, our distributor and fulfillment service provider. International results are generally reported to us by our distributor on a 30-day lag. Paramount uses film receipts to recover the distribution and marketing expenses it incurs for each film and to cover its 8% distribution fee. Accordingly, we only record revenue from the theatrical and home entertainment exploitation of our films to the extent it exceeds our distributor’s costs and fee, which may be several quarters after a film’s theatrical release.

•

Television—Our films are distributed in the worldwide free and pay television markets by our distributor. Paramount licenses our films pursuant to output agreements and individual and package film agreements, which generally provide that the exhibitor pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output arrangements between our distributor and various television licensees.

•

Licensing/Merchandising—We generate royalty-based revenues from the licensing of our character and film elements to consumer product companies worldwide. Typically, these agreements provide us with a royalty based upon a percentage of net sales of the products. We also license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we generally receive promotional fees as well as the additional marketing benefits from cross-promotional opportunities. Because these activities are not subject to our exclusive distribution agreement or fulfillment services agreement with Paramount, we receive payment of licensing and merchandising revenues directly from third parties.

For a detailed description of our sources of revenues, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs—Sources of Revenue” in our 2007 Form 10-K.

Our primary operating expenses include:

•

Costs of Revenues—Under our distribution arrangements, our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, participation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs. Generally, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenues to the extent that we caused our distributor to make additional expenditures in excess of agreed amounts. Exclusive of our distribution arrangements, our costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

•

Selling, General and Administrative Expenses—Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock compensation and employee benefits), rent, insurance and fees for professional services.

For a detailed description of our operating expenses, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs—Costs of Revenues” and “—Selling, General and Administrative Expenses” in our 2007 Form 10-K.

Because our films are distributed in foreign countries, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this Quarterly Report.

Seasonality

Our revenues fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. For example, although our most recent theatrical release, Bee Movie, was theatrically released on November 2, 2007, no revenue was reported to us by our distributor until the first quarter of 2008, because our distributor is entitled to first recover its marketing and distribution costs (including its distribution fee) before we recognize any revenue generated from the exploitation of the film. Conversely, our distributor reported revenue for our second quarter 2007 release, Shrek the Third (released on May 18, 2007), during the same quarter as its theatrical release as a result of the film’s strong domestic theatrical performance. Furthermore, revenues related to the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of income. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Revenues	$156.6	$93.7	$62.9	67.1%
Costs of revenues	95.8	53.4	(42.4)	(79.4)%
Selling, general and administrative expenses	26.9	25.8	(1.1)	(4.3)%

Operating income	33.9	14.5	19.4	133.8%
Interest income, net	3.0	6.3	(3.3)	(52.4)%
Other income, net	0.8	1.4	(0.6)	(42.9)%
Increase in income tax benefit payable to stockholder	(9.4)	(5.8)	(3.6)	(62.1)%

Income before income taxes	28.3	16.4	11.9	72.6%
Provision for income taxes	2.2	1.0	(1.2)	(120.0)%

Net income	$26.1	$15.4	$10.7	69.5%

Diluted net income per share	$0.28	$0.15	$0.13	86.7%

Diluted shares used in computing diluted net income per share(1)	92.4	103.7	N/A	10.9%

(1)	During the three-month period ended March 31, 2008 and the year ended December 31, 2007, we repurchased a total of 3.5 million and 10.1 million shares of our Class A common stock, respectively.

The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues. For the three months ended March 31, 2008, our revenue was $156.6 million, an increase of $62.9 million, or 67.1%, as compared to $93.7 million for the three months ended March 31, 2007. As illustrated in the revenue chart above in “Overview of Financial Results,” the increase in revenue in the first three months of 2008 as compared to the first three months of 2007 was primarily related to the stronger performance of the prior year theatrical releases in the first quarter of 2008. The combined revenue for Shrek the Third and Bee Movie, our 2007 releases, totaled $97.2 million, or 62.1% of the total revenues, for the first quarter 2008 as compared to Over the Hedge and Flushed Away, our 2006 releases, which contributed revenues totaling $34.3 million, or 36.6% of the total revenues, for the first quarter of 2007. During the quarter ended March 31, 2008, revenues earned by the films comprising the categories “Preceding year theatrical releases” and “All Other” in the table above remained relatively unchanged from those of the first quarter of 2007.

Revenue for the quarter ended March 31, 2008, was primarily driven by Shrek the Third, which contributed $48.3 million of revenue primarily earned in the international home entertainment market, and Bee Movie, our 2007 fourth quarter release, generated revenues totaling $48.9 million in the worldwide theatrical and domestic home entertainment markets. Over the Hedge contributed an additional $4.1 million earned primarily in the home entertainment market and Flushed Away earned an additional $12.6 million of revenue earned across a variety of markets. Our other properties, including our library of titles, contributed revenues totaling $42.7 million earned across a variety of worldwide markets.

For the three months ended March 31, 2007, a variety of films across several markets contributed to our total revenue of $93.7 million: Over the Hedge, the single greatest source of revenue, contributed $33.1 million of revenue earned primarily in the worldwide home entertainment market; Wallace and Gromit generated revenue of $9.4 million earned primarily in the home entertainment and international television markets; and Madagascar contributed revenue of $6.4 million principally earned in the worldwide home entertainment market. Flushed Away, our 2006 fourth quarter release, contributed $1.2 million of ancillary revenue. Our distributor did not report any revenue to us in the first quarter of 2007 for Flushed Away as it had not yet recovered the distribution and marketing costs associated with this film as of March 31, 2007. Our other films, including our library of titles, contributed $43.6 million generated in a variety of markets.

Costs of Revenues. Costs of revenues increased by $42.4 million, or 79.4%, to $95.8 million for the three months ended March 31, 2008. Cost of revenues (the primary component of which is film amortization costs) as a percentage of film revenue was 61.2% for the three months ended March 31, 2008 and 57.0% for the three months ended March 31, 2007. The increase in amortization of film costs as a percentage of film revenue for the three months ended March 31, 2008 was primarily due to the change in the mix of films earning revenue. Our 2007 releases (Shrek the Third and Bee Movie), which accounted for 62.1% of the revenues for the first three months of 2008, had a combined higher rate of amortization for the three-month period ended March 31, 2008, as compared to the amortization rate during the comparable period of 2007 for our 2006 releases (Over the Hedge and Flushed Away), which accounted for 36.6% of the revenues for the three-month period ended March 31, 2007. This increase in amortization rates between the periods was slightly offset by the lower rates of amortization for the “Preceding year theatrical releases” and “All Other” categories during the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $1.1 million to $26.9 million for the three months ended March 31, 2008 from $25.8 million for the three months ended March 31, 2007. This 4.3% aggregate increase was related to higher costs across several selling, general and administrative categories, none of which were individually material.

Stock compensation expense was $9.7 million for the quarter ended March 31, 2008, and remained principally unchanged from $9.6 million for the same period for 2007. As of March 31, 2008, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $72.2 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.5 years.

Operating Income. Operating income for the three months ended March 31, 2008 was $33.9 million compared to $14.5 million for the comparable period of 2007. The increase of $19.4 million in operating income for the three months ended March 31, 2008 was largely because of the stronger performance of Shrek the Third in 2008 as compared to Over the Hedge during the comparable period of 2007.

Interest Income, Net. For the three months ended March 31, 2008, total interest income was $3.0 million, a decrease of $3.3 million or 52.4% from $6.8 million for the same period of 2007. The decrease in interest income was due to lower average balances of cash and cash equivalents during the first quarter of 2008 as compared to the first quarter of 2007 largely due to the stock repurchases made throughout 2007 and continuing in first quarter of 2008.

Interest expense capitalized to production film costs was $0.9 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. The $1.4 million decrease between the periods was primarily due to the decrease in amount of interest expense eligible for capitalization during the first quarter of 2008 because of the repayment of debt in 2007.

Other Income, Net. For the three months ended March 31, 2008 and 2007, total other income was $0.8 million and $1.4 million respectively. Other income in both years consisted entirely of income recognized in connection with preferred vendor arrangements.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder. As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the quarter ended March 31, 2008, we recorded $11.0 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $9.4 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

During the quarter ended March 31, 2007, we recognized $6.8 million in net tax benefits associated with the Tax Basis Increase as an increase in the provision for income taxes and recorded an expense of $5.8 million representing 85% of these recognized benefits to increase the income tax benefit payable to stockholder for the three months ended March 31, 2007.

Provision for Income Taxes. For the three months ended March 31, 2008 and 2007, we recorded a provision for income taxes of $2.2 million and $1.0 million, respectively, or an effective tax rate of 5.8% and 4.4%, respectively. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income. Net income for the three months ended March 31, 2008 was $26.1 million, or $0.28 per diluted share. This compared favorably to a net income of $15.4 million, or $0.15 net income per diluted share, in the corresponding period in 2007.

Financing Arrangements

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2007 Form 10-K.

As of March 31, 2008, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 5 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2007 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating needs are to fund production costs of our films, make participation and residual payments, fund selling, general and administrative costs and capital expenditures. Our operating activities for the three months ended March 31, 2008 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and capital expenditures, including an expansion of our animation facility located in Glendale, California. In the event that these cash flows are insufficient, we expect to be able to draw funds from the revolving credit facility to meet these needs.

As of March 31, 2008, we had cash and cash equivalents totaling $309.4 million, a $16.9 million increase compared to $292.5 million at December 31, 2007. Components of this change in cash for the three months ended March 31, 2008, as well as for the three months ended March 31, 2007, are provided below in more detail.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2008 and 2007 is a follows (in thousands):

	2008	2007
Net cash provided by operating activities	$107,714	$88,025

Net cash provided by operating activities for the first three months of 2008 was primarily attributable to the collection of revenue from Shrek the Third’s worldwide home entertainment release and Bee Movie’s worldwide theatrical release and, to a lesser extent, the collection of worldwide television and home entertainment revenues for our other films, including Over the Hedge, Madagascar, Shrek 2 and Shrek. The operating cash provided by the collection of revenues during the first quarter of 2008 was offset by $33.7 million paid to an affiliate of a stockholder related to tax benefits realized in 2007 from the Tax Basis Increase, $19.6 million paid for estimated federal and state income taxes and $44.4 million paid related to employee bonus plans. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments. Net cash provided by operating activities for the first three months of 2007 was $88.0 million and was primarily attributable to collection of revenue associated with Over the Hedge’s worldwide home entertainment sales and, to a lesser extent, the collection of television and home entertainment revenues for Madagascar and Shrek 2. The operating cash provided during the first three months of 2007 was offset by a $22.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2006 from the Tax Basis Increase, film production spending and participation and residual payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 is a follows (in thousands):

	2008	2007
Net cash used in investing activities	$(6,775)	$(650)

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was primarily related to the investment in property, plant and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Net cash used in financing activities	$(83,989)	$(34,793)

Net cash used in financing activities for both three-month periods ended March 31, 2007and 2008 was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2007 Form 10-K.

As of March 31, 2008 we had non-cancelable talent commitments totaling approximately $24.8 million that are payable over the next five years.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2007 Form 10-K. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of stock options and other equity awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”).

Pursuant to our distribution and servicing arrangements, we recognize revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. International results are generally reported to us by our distributor one month in arrears. Because a third party is the principal distributor of our films, in accordance with the SOP, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

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

Film Costs Amortization

Once a film is released, the amount of film costs, participations and residual costs relating to that film are amortized and included in costs of revenues in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources (“Ultimate Revenue”) as of the beginning of the current fiscal year under the individual-film-forecast-computation method in accordance with the SOP. The amount of film costs that is amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from our distributor and our knowledge of the industry. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s performance in these markets and recognize that a range of other market and film-specific factors can have a significant impact.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. An increase in estimate of Ultimate Revenues will lower the percentage rate of amortization while, conversely, a decrease in the estimate of Ultimate Revenue will raise the percentage rate of amortization. In addition, we evaluate film production costs for impairment each reporting period on a film-by-film basis in accordance with the requirements of the SOP. If estimated remaining revenue is not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation. The cost of any such write downs are reflected in costs of revenues.

Stock-Based Compensation

We record employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. As permitted by and outlined in Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment” (“SAB 107”) released by the SEC, we apply the “simplified” method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. Given our lack of sufficient historical exercise data for stock option grants and as permitted under SAB 110, “Use of a Simplified Method,” which was released by the SEC in December 2007, we continue to use the simplified method for calculating the expected term. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available, we will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

At the time of our separation from DreamWorks Studios, affiliates controlled by a stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (previously defined above as the Tax Basis Increase). The Tax Basis increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years if we generate sufficient taxable income. The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to our stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

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

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency, and credit risks, please see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our 2007 Form 10-K. Exposure to our interest rate, foreign currency and credit risks have not changed materially since December 31, 2007.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the first quarter to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of the Company’s 2007 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2007 Form 10-K or filings subsequently made with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended March 31, 2008.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
January 1–January 31, 2008	1,503,592	(1)	$22.78	1,492,900	$116,000,000
February 1–February 28, 2008	647,817	(1)	$24.84	644,235	$100,000,000
March 1–March 31, 2008	1,343,214	(1)	$25.01	1,341,200	$66,460,000

Total	3,494,623		$24.02	3,478,335

(1)

Includes 10,692, 3,582 and 2,014 shares repurchased in connection with the withholding of a portion of restricted shares to cover employees’ withholding taxes for vested restricted stock awards during the months of January 2008, February 2008 and March 2008, respectively.

(2)

On December 17, 2007, the Company disclosed that its Board of Directors had approved a new stock repurchase program. Under this program, the Company may repurchase up to an aggregate of $150 million of its outstanding Class A common stock. As of April 15, 2008, we had remaining authority to repurchase approximately $61.8 million of our outstanding shares pursuant to this stock repurchase program.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit 10.1	Form of Stock Appreciation Right Award Agreement (under 2008 Omnibus Incentive Compensation Plan).

Exhibit 10.2	Form of Restricted Stock Unit Award Agreement (under 2008 Omnibus Incentive Compensation Plan).

Exhibit 10.3	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (under 2008 Omnibus Incentive Compensation Plan).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: April 29, 2008	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Form of Stock Appreciation Right Award Agreement (under 2008 Omnibus Incentive Compensation Plan).

Exhibit 10.2	Form of Restricted Stock Unit Award Agreement (under 2008 Omnibus Incentive Compensation Plan).

Exhibit 10.3	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (under 2008 Omnibus Incentive Compensation Plan).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.