Form 10-Q
period 2008-06-30
DreamWorks Animation SKG, Inc.
filed 2008-07-29
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of June 30, 2008, there were 80,568,821 shares of Class A common stock and 11,884,461 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$401,617	$292,489
Trade accounts receivable, net of allowance for doubtful accounts	14,172	3,470
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	84,266	272,647
Film costs, net	581,631	541,917
Prepaid expenses and other assets	33,049	47,609
Property, plant, and equipment, net of accumulated depreciation and amortization	96,070	86,772
Deferred taxes, net	50,039	48,664
Goodwill	34,216	34,216

Total assets	$1,295,060	$1,327,784

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$8,959	$3,169
Accrued liabilities	87,315	108,457
Payable to stockholder	48,166	68,371
Income taxes payable	20,131	31,651
Deferred revenue and other advances	52,391	24,561
Borrowings and other debt	70,059	70,059

Total liabilities	287,021	306,268
Commitments and contingencies
Minority interest	2,941	2,941
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 94,696,219 and 93,547,321 shares issued, as of June 30, 2008 and December 31, 2007, respectively	947	935
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 11,884,461 and 12,984,461 shares issued and outstanding, as of June 30, 2008 and December 31, 2007, respectively	119	130
Additional paid-in capital	852,707	831,115
Retained earnings	556,355	502,763
Less: Class A Treasury common stock, at cost, 14,127,398 and 10,445,278 shares, as of June 30, 2008 and December 31, 2007, respectively	(405,030)	(316,368)

Total stockholders’ equity	1,005,098	1,018,575

Total liabilities and stockholders’ equity	$1,295,060	$1,327,784

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues	$140,787	$222,471	$297,354	$316,199
Costs of revenues	75,168	110,645	170,918	164,124

Gross profit	65,619	111,826	126,436	152,075
Selling, general and administrative expenses	27,630	27,466	54,488	53,236

Operating income	37,989	84,360	71,948	98,839
Interest income, net	2,474	6,382	5,457	12,653
Other income, net	1,080	1,439	1,857	2,883
Increase in income tax benefit payable to stockholder	(8,010)	(23,909)	(17,440)	(29,726)

Income before income taxes	33,533	68,272	61,822	84,649
Provision for income taxes	6,040	6,494	8,230	7,471

Net income	$27,493	$61,778	$53,592	$77,178

Basic net income per share	$0.30	$0.61	$0.59	$0.75
Diluted net income per share	$0.30	$0.60	$0.58	$0.75
Shares used in computing net income per share
Basic	90,370	102,052	91,366	102,716
Diluted	90,788	102,466	91,615	103,105

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Operating activities
Net income	$53,592	$77,178
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	158,931	154,908
Stock compensation expense	18,277	19,150
Depreciation and amortization	4,971	4,691
Revenue earned against deferred revenue and other advances	(42,084)	(47,690)
Deferred taxes, net	(1,375)	(12,383)
Change in operating assets and liabilities:
Trade accounts receivable	(10,702)	(2,061)
Receivable from Paramount	188,381	(25,390)
Film costs	(196,643)	(208,330)
Prepaid expenses and other assets	15,239	(39,352)
Accounts payable and accrued liabilities	(15,428)	33,077
Payable to stockholder	(20,205)	7,802
Income taxes payable, net	(11,538)	18,872
Deferred revenue and other advances	75,553	41,394

Net cash provided by operating activities	216,969	21,866

Investing activities
Purchases of property, plant and equipment	(18,765)	(1,370)

Net cash used in investing activities	(18,765)	(1,370)

Financing Activities
Purchase of treasury stock	(88,662)	(44,050)
Other	(414)	830

Net cash used in financing activities	(89,076)	(43,220)

Increase in cash and cash equivalents	109,128	(22,724)
Cash and cash equivalents at beginning of period	292,489	506,304

Cash and cash equivalents at end of period	$401,617	$483,580

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$21,076	$724

Cash paid during the period for interest, net of amounts capitalized	$567	$85

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The businesses and activities of DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement through the later of (i) the Company’s delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the agreements. The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights.

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2007, was derived from audited financial statements.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. On February 12, 2008, the FASB issued FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted both FAS 157 and FAS 159 on January 1, 2008 for its financial assets and liabilities and, in accordance with FSP 157-2, deferred the effective date for its nonfinancial assets and liabilities. The adoption of FAS 157 and FAS 159 had no impact on the Company’s consolidated financial statements.

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

2. Film Costs

Film costs consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
In release, net of amortization	$288,950	$267,724
In production	230,727	239,450
In development	61,954	34,743

Total film costs	$581,631	$541,917

The Company anticipates that 55% and 89% of “in release” film costs as of June 30, 2008 will be amortized over the next 12 months and three years, respectively.

As of June 30, 2008, the Company has accrued participation and residuals costs totaling $39.8 million. The Company currently estimates that it will pay approximately $21.5 million of such costs in the next 12 months.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Employee compensation	$32,456	$54,675
Participations and residuals	39,842	37,275
Deferred rent	6,080	6,686
Other accrued liabilities	8,937	9,821

Total accrued liabilities	$87,315	$108,457

4. Deferred Revenue and Other Advances

Deferred revenue and other advances and the related amounts earned consist of the following (in thousands):

			Amounts Earned
	June 30, 2008	December 31, 2007	Three Months Ended June 30,		Six Months Ended June 30,
			2008	2007	2008	2007
	(unaudited)		(unaudited)
Home Box Office Inc., Advance	$13,333	$—	$13,333	$13,627	$13,333	$13,922
Strategic Alliance/Development Advance(1)	4,627	2,104	5,826	4,020	7,977	5,624
Deferred Revenue	10,498	5,594	9,674	17,485	9,983	17,595
Licensing Advances	20,863	13,185	313	5,852	1,322	7,760
Other Advances	3,070	3,678	4,557	4,557	5,108	4,557

Total deferred revenue and other advances	$52,391	$24,561

(1)

Of the total amounts earned against the “Strategic Alliance/Development Advances,” $4.2 million and $1.6 million, respectively, for the three months ended June 30, 2008 and 2007, and $5.7 million and $1.8 million, respectively, for the six months ended June 30 , 2008 and 2007, were capitalized as an offset to film costs or property, plant and equipment.

5. Financing Arrangements

Credit Agreements. On June 24, 2008, the Company entered into a new revolving credit facility (“New Credit Facility”) with several banks pursuant to which the Company is permitted to borrow up to $125.0 million. The Company is required to pay a commitment fee at an annual rate of 0.375% on undrawn amounts. Interest on borrowed amounts is determined by reference to either the lending banks’ base rate plus 0.50% per annum or to LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets. The New Credit Facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders’ consent, such as granting liens or entering into any merger or other significant transaction. The New Credit Facility terminates on June 24, 2013. As of June 30, 2008, there were no borrowings under the New Credit Facility.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with entering into the New Credit Facility, the Company terminated its prior $100 million revolving credit facility (“Prior Credit Facility”) and the Company did not incur any material termination penalties in connection with this termination.

Outstanding Financing. The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding either at June 30, 2008 and\or December 31, 2007 (in thousands):

						Interest Cost
	Balance Outstanding		Maturity Date	Interest Rate as of June 30, 2008		Three Months Ended June 30,				Six Months Ended June 30,
	June 30, 2008	December 31, 2007				2008		2007		2008		2007
Animation Campus Financing(1)	$73,000	$73,000	October 2009	2.60%		$762		$1,196		$1,643		$2,365
New Credit Facility	$—	N/A	June 2013	0.375	%(2)	$—	(2)	N/A		$—	(2)	N/A
Prior Credit Facility(3)	N/A	$—	N/A	N/A		$180	(3)	$382	(3)	$372	(3)	$760	(3)

(1)

The entire amount of the obligation, $73.0 million, is due and payable in October 2009, bears interest primarily at 30-day commercial paper rates and is fully collateralized by the underlying real property. In connection with the adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” the special-purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of borrowings and other debt and a $2.9 million minority interest.

(2)

As of June 30, 2008, there was no debt outstanding under the New Credit Facility. The Company is required to pay a commitment fee of 0.375% per annum on undrawn amounts. Amounts associated with the commitment fee were immaterial for the three- and six-month periods ended June 30, 2008.

(3)

There was no debt outstanding under the Prior Credit Facility for the respective periods prior to its termination in June 2008. Under the Prior Credit Facility, the Company was required to pay a commitment fee of 0.75% on undrawn amounts.

As of June 30, 2008, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. Interest capitalized to film costs during the three months ended June 30, 2008 and 2007 totaled $0.8 million and $2.3 million, respectively, and for the six months ended June 30, 2008 and 2007 totaled $1.6 million and $4.6 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2008 and 2007, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to stockholder as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Provision for income taxes (excluding effects of Stockholder’s Tax Agreement)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	2.2	2.1	2.0	1.9
Revaluation of deferred tax assets, net	(1.4)	(3.3)	(3.6)	(4.2)
Other	(2.0)	(0.8)	(1.0)	(0.2)

Total provision excluding effect of Stockholder’s Tax Agreement(1)	33.8%	33.0%	32.4%	32.5%

Effects of Stockholder’s Tax Agreement(1)
U.S. state taxes, net of Federal benefit	(1.1)	(0.7)	(1.2)	(0.7)
Revaluation of deferred tax assets, net	(18.9)	(27.2)	(21.5)	(26.9)
Other	0.7	1.9	0.7	1.6

Total effect of Stockholder’s Tax Agreement(1)	(19.3)%	(26.0)%	(22.0)%	(26.0)%

Total net provision for income taxes	14.5%	7.0%	10.4%	6.5%

(1)

Stockholder’s Tax Agreement: As a result of a series of transactions entered into by affiliates controlled by a stockholder, the Company is obligated to remit to an affiliate of this stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits.

The Company’s federal income tax returns for the tax years ended December 31, 2005 and December 31, 2006 are currently under examination by the Internal Revenue Service (“IRS”). The Company’s California Franchise tax returns for the years ended December 31, 2004 and 2005 are currently under examination by the Franchise Tax Board (“FTB”). The IRS has concluded its limited-scope audit of the Company’s federal income tax return for the period from October 24, 2004 through December 31, 2004 without any adjustments. All tax years since the Company’s separation from DreamWorks Studios on October 27, 2004 remain open to audit by relevant federal, state and local taxing jurisdictions.

7. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Programs. In December 2007, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to an aggregate of $150 million of its outstanding stock. From January 1, 2008 through June 30, 2008, the Company repurchased approximately 3.7 million shares of its outstanding Class A common stock for $88.2 million. In July 2008, the Company’s Board of Directors terminated the December 2007 share repurchase program and approved a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class B Common Stock

Conversion of Class B Common Stock. In May 2008, David Geffen, a significant stockholder and member of the Company’s Board of Directors, converted 1,100,000 shares of the Company’s Class B common stock into an equal amount of shares of the Company’s Class A common stock. This transaction had no impact on the total amount of the Company’s shares outstanding.

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six- month periods ended June 30, 2008 and 2007, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Total equity-based compensation	$8,583	$9,595	$18,277	$19,150
Tax impact(1)	(2,901)	(3,042)	(5,922)	(6,070)

Reduction in net income, net of tax	$5,682	$6,553	$12,355	$13,080

(1)	Tax impact is determined at the Company’s annual blended effective tax rate, excluding the effect of the Stockholder’s Tax Agreement (see Note 6).

Equity-based compensation cost capitalized as a part of film costs was $1.4 million and $0.9 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $2.9 million and $1.6 million for the six-month periods ended June 30, 2008 and 2007, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the number and weighted average fair value of equity awards granted during the three- and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	Number Granted	Weighted Average Fair Value	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)		(in thousands)
2008
Stock appreciation rights	15	$11.10	59	$9.99
Restricted stock and restricted stock units	34	$29.54	69	$27.69
2007
Stock appreciation rights	17	$12.67	34	$11.95
Restricted stock and restricted stock units	25	$29.83	51	$28.23

As of June 30, 2008, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $62.5 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.4 years.

9. Significant Customer and Segment Information

Significant Customer. Paramount represented 66.3% and 84.2% of total revenue for the three-month periods ended June 30, 2008 and 2007, respectively, and 73.5% and 86.6% for the six-month periods ended June 30, 2008 and 2007, respectively.

Revenue by Film.

The Company’s revenue by film consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Kung Fu Panda	$46,438	$—	$46,438	$—
Shrek the Third	29,855	109,098	78,122	109,098
Bee Movie	25,533	—	74,455	—
Over the Hedge	5,390	26,856	9,502	59,929
Flushed Away	7,296	12,358	19,932	13,572
Film Library / Other(1)	26,275	74,159	68,905	133,600

	$140,787	$222,471	$297,354	$316,199

(1)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas, Shrek 2, Shark Tale, Madagascar, and Wallace & Gromit: The Curse of the Were-Rabbit.

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

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Numerator:
Net income	$27,493	$61,778	$53,592	$77,178
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	92,386	104,541	93,382	105,205
Less: Unvested restricted stock	(2,016)	(2,489)	(2,016)	(2,489)

Denominator for basic calculation	90,370	102,052	91,366	102,716

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	119	166	108	172
Restricted stock awards	299	248	141	217

Denominator for diluted calculation	90,788	102,466	91,615	103,105

Net income per share—basic	$0.30	$0.61	$0.59	$0.75
Net income per share—diluted	$0.30	$0.60	$0.58	$0.75

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Options to purchase shares of common stock	1,204	1,263	1,270	1,253
Stock appreciations rights	2,461	1,290	2,446	1,299
Equity awards subject to performance conditions	1,849	1,849	1,849	1,849

Total	5,514	4,402	5,565	4,401

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing and producing computer-generated, or CG, animated feature films. Our films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement. We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2007 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount.

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

Our primary operating expenses include:

•

Costs of Revenues—Under our distribution arrangements, our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, participation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs. As the profitability for each film varies depending upon its individual projection of total revenue to be received from all sources and its amount of capitalized costs incurred, amortization of capitalized film costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in the estimate of any film’s estimated remaining total revenue to be received from all sources or capitalized costs and (iii) write-downs of film costs due to changes in the estimated fair value of unamortized film costs. Generally, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenues to the extent that we caused our distributor to make additional expenditures in excess of agreed amounts. Exclusive of our distribution arrangements, our costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

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

Seasonality

Our revenues fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. For example, our distributor reported revenue for both our second quarter 2008 and 2007 releases, Kung Fu Panda (released on June 6, 2008) and Shrek the Third (released on May 18, 2007), during the same quarter as their respective theatrical release as a result of each film’s strong domestic theatrical performance. Conversely, for Bee Movie, which was theatrically released on November 2, 2007, no revenue was reported to us by our distributor until the first quarter of 2008, because our distributor is entitled to first recover its marketing and distribution costs (including its distribution fee) before we recognize any revenue generated from the exploitation of the film. Furthermore, revenues related to the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of income. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Revenues	$140.8	$222.5	$(81.7)	(36.7)%	$297.4	$316.2	$(18.8)	(5.9)%
Costs of revenues	75.2	110.6	35.4	32.0%	170.9	164.1	(6.8)	(4.1)%
Selling, general and administrative expenses	27.6	27.5	(0.1)	(0.4)%	54.5	53.2	(1.3)	(2.4)%

Operating income	38.0	84.4	(46.4)	(55.0)%	72.0	98.9	(26.9)	(27.2)%
Interest income, net	2.4	6.4	(4.0)	(62.5)%	5.4	12.6	(7.2)	(57.1)%
Other income, net	1.1	1.4	(0.3)	(21.4)%	1.8	2.9	(1.1)	(37.9)%
Increase in income tax benefit payable to stockholder	(8.0)	(23.9)	15.9	66.5%	(17.4)	(29.7)	12.3	41.4%

Income before income taxes	33.5	68.3	(34.8)	(51.0)%	61.8	84.7	(22.9)	(27.0)%
Provision for income taxes	6.0	6.5	0.5	7.7%	8.2	7.5	(0.7)	(9.3)%

Net income	$27.5	$61.8	$(34.3)	(55.5)%	$53.6	$77.2	$(23.6)	(30.6)%

Diluted net income per share	$0.30	$0.60	$(0.30)	(50.0)%	$0.58	$0.75	$(0.17)	(22.7)%

Diluted shares used in computing diluted net income per share(1)	90.8	102.5	N/A	11.4%	91.6	103.1	N/A	11.2%

(1)

During the three- and six-month periods ended June 30, 2008, and the year ended December 31, 2007, we repurchased a total of 3.5 million, 3.7 million and 10.1 million shares of our Class A common stock, respectively.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

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

Revenues. For the three months ended June 30, 2008, our revenue was $140.8 million, a decrease of $81.7 million, or 36.7%, as compared to $222.5 million for the three months ended June 30, 2007. As illustrated in the revenue chart above, the decrease in revenue in the second quarter of 2008 as compared to the second quarter of 2007 was primarily related to the comparative performance of the films comprising the “Current year theatrical releases” and “All Other” categories. Kung Fu Panda, our most recent theatrical release, while contributing 33.0% of the total revenue for the second quarter of 2008, contributed approximately $63 million less revenue than the higher-grossing Shrek the Third for the second quarter of 2007, which, in addition, was released in the domestic theatrical market approximately two weeks earlier in the second quarter of 2007 than Kung Fu Panda in the comparable quarter of 2008. In addition, as a result of $25.5 million of net revenue reported by our current distributor in the second quarter of 2007 associated with the conclusion of the transition of our home entertainment fulfillment services from our prior distributor and, to a lesser extent, an increase in home entertainment revenue for both Shrek and Shrek 2 in connection with Shrek the Third’s theatrical release, the revenue generated by the films comprising our “All Other” category during the three months ended June 30, 2008 was approximately $35 million less than that for the three months ended June 30, 2007.

Revenue for the quarter ended June 30, 2008, was comprised of amounts earned by a variety of films. Kung Fu Panda, our most recent theatrical release and single greatest source of revenue for the quarter, contributed $46.4 million earned in both the domestic theatrical market and through ancillary revenue sources. In addition to merchandising and licensing revenue, ancillary revenue for Kung Fu Panda includes non-recurring revenue associated with the completion of a strategic relationship that accounted for slightly less than half of the film’s total revenue for the second quarter of 2008. Bee Movie, our 2007 fourth quarter release, generated $25.5 million of revenue primarily attributable to the international home entertainment market and Shrek the Third earned an additional $29.9 million of revenue earned primarily in the domestic pay television market. Over the Hedge, Flushed Away and Wallace & Gromit contributed additional revenue of $5.4 million, $7.3 million and $5.3 million, respectively, earned primarily in the international television markets. Our other properties, including our library of titles, contributed revenues totaling $21.0 million earned across a variety of worldwide markets.

For the second quarter of 2007, Shrek the Third, the single greatest source of revenue, contributed $109.1 million of revenue earned in the domestic theatrical market and ancillary markets (which includes merchandising and licensing). The remaining revenue for the quarter was contributed by a variety of films across several markets: Over the Hedge contributed $26.9 million of revenue earned largely in the domestic pay television market, Flushed Away generated revenue in a variety of markets totaling $12.4 million, Wallace & Gromit generated revenue of $14.7 million attributable primarily to the worldwide home entertainment market and our other films, including our library titles, contributed revenues totaling $59.4 million generated in a variety of markets. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios Inc. (“Universal Studios”) to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for this quarter for several of our films, including Wallace & Gromit and some of our library titles, increased by $25.5 million as a result of a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs.

Costs of Revenues. Costs of revenues decreased by $35.4 million, or 32.0%, to $75.2 million for the three months ended June 30, 2008. Cost of revenues (the primary component of which is film amortization costs) as a percentage of film revenue was 53.4% for the three months ended June 30, 2008 and 49.7% for the three months ended June 30, 2007. While the amortization rate for the film comprising each quarter’s respective “Current year theatrical releases” category was comparable, the increase in amortization of film costs as a percentage of film revenue for the three months ended June 30, 2008 was primarily due to the combined higher rate of amortization for our 2008 “Prior year theatrical releases” (Shrek the Third and Bee Movie) for the three months ended June 30, 2008, as compared to the amortization rate for our 2007 “Prior year theatrical releases” (Over the Hedge and Flushed Away) during the comparable period of 2007. This increase in amortization rates between the periods was slightly offset by the lower rates of amortization for the “All Other” category during the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including stock compensation expense) totaled $27.6 million for the three months ended June 30, 2008, and remained relatively unchanged from $27.5 million for the three months ended June 30, 2007. This slight aggregate increase related to higher employee-related costs and increased corporate travel offset by a $1.0 million decrease in stock compensation expense. The decrease in stock compensation expense was due to additional expense recorded in the second quarter of 2007 associated with the increase in the anticipated level of achievement of certain performance-based equity awards granted to certain executive officers partially offset by additional expense associated with the continued growth in the number of equity awards granted to the overall employee base. As of June 30, 2008, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $62.5 million. This cost will be amortized on a straight-line basis over a weighted average life of 2.4 years.

Operating Income. Operating income for the three months ended June 30, 2008 was $38.0 million compared to $84.4 million for the comparable period of 2007. The decrease of $46.4 million in operating income for the three months ended June 30, 2008 was primarily due to the stronger performance of Shrek the Third during the three months ended June 30, 2007 as compared to our most current theatrical release, Kung Fu Panda, during the comparable period of 2008 and lower revenue contributed by our “All Other” category quarter-over-quarter primarily as a result of the additional revenue reported by our distributor in the second quarter of 2007 as a result of the completion of the transition of home entertainment fulfillment services from our prior distributor.

Interest Income, Net. For the three months ended June 30, 2008, total net interest income was $2.4 million, a decrease of $4.0 million or 62.5% from $6.4 million for the same period of 2007. The decrease in net interest income for the second quarter of 2008 as compared to the second quarter of 2007 was mainly due to lower average rates of interest earned on cash and cash equivalents and, to a lesser extent, lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2007 and continuing in first quarter of 2008.

Interest expense capitalized to production film costs was $0.8 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively. The $1.5 million decrease between the periods was primarily due to the decrease in amount of interest expense eligible for capitalization during the second quarter of 2008 because of the repayment of debt in 2007.

Other Income, Net. For the three months ended June 30, 2008 and 2007, total other income was $1.1 million and $1.4 million respectively. Other income in both years consisted entirely of income recognized in connection with preferred vendor arrangements.

Increase in Income Tax Benefit Payable to Stockholder. As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the quarter ended June 30, 2008, we recorded $9.4 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $8.0 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

During the quarter ended June 30, 2007, we recognized $28.1 million in net tax benefits associated with the Tax Basis Increase as an increase in the provision for income taxes and recorded an expense of $23.9 million representing 85% of these recognized benefits to increase the income tax benefit payable to stockholder for the three months ended June 30, 2007.

Provision for Income Taxes. For the three months ended June 30, 2008 and 2007, we recorded a provision for income taxes of $6.0 million and $6.5 million, respectively, or an effective tax rate of 14.5% and 7.0%, respectively. The quarter-over-quarter change in the effective tax rate is driven by changes in the valuation allowance required against the deferred tax assets. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined percentages remain relatively consistent between the three months ended June 30, 2008 and June 30, 2007, at 33.8% and 33.0%, respectively.

Net Income. Net income for the three months ended June 30, 2008 was $27.5 million, or $0.30 per diluted share, compared to a net income of $61.8 million, or $0.60 net income per diluted share, in the corresponding period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

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

Revenues. For the six months ended June 30, 2008, our revenues totaled $297.4 million, a decrease of $18.8 million, or 5.9%, as compared to $316.2 million for the six months ended June 30, 2007. As illustrated in the chart above, the slight change in revenues for the first six months of 2008 as compared to the corresponding period in 2007 is a function of the lower revenues contributed by the films comprising the “Current year theatrical releases” and “All Other” categories being largely offset by the stronger performance of the “Prior year theatrical releases” category. Kung Fu Panda, while performing strongly enough in the domestic theatrical market to enable our distributor to report revenue during the same quarter as its respective theatrical release, contributed approximately $63 million less revenue than the higher-grossing Shrek the Third in the first half of 2007, which, moreover, was released in the domestic theatrical market approximately two weeks earlier in the second quarter of 2007 than Kung Fu Panda in the comparable period of 2008. In addition, the “All Other” category benefited in the first six months of 2007 from $25.5 million of net revenue reported by our current distributor in the second quarter of 2007 associated with the conclusion of the transition of our home entertainment fulfillment services from our prior distributor. Nevertheless, the stronger performance of our 2008 “Prior year theatrical releases” (Shrek the Third and Bee Movie) as compared to 2007’s “Prior year theatrical releases” (Over the Hedge and Flushed Away) largely offset the unfavorable revenue comparisons for the “Current year theatrical releases” and “All Other” categories.

Several films contributed to our revenue totaling $297.4 million for the six-month period ended June 30, 2008. Kung Fu Panda, our most recent release, contributed $46.4 million of revenue associated with its domestic theatrical release and ancillary revenue sources. In addition to merchandising and licensing revenue, ancillary revenue for Kung Fu Panda included non-recurring revenue associated with the completion of a strategic relationship that accounted for slightly less than half of the film’s total revenue for the six months ended June 30, 2008. Our “Prior year theatrical releases,” Shrek the Third and Bee Movie, generated a total of $152.6 million primarily attributable to the worldwide theatrical, home entertainment and ancillary markets (including non-recurring revenue associated with strategic relationship that accounted for slightly less than one-third of

Bee Movie’s total revenue for the six months ended June 30, 2008) and Over the Hedge, Flushed Away and Wallace & Gromit contributed additional revenue of $9.5 million, $19.9 million and $13.4 million, respectively, earned primarily in the international television and worldwide home entertainment markets. Our other properties, including our library of titles, contributed revenues totaling $55.6 million earned across a variety of worldwide markets.

For the six months ended June 30, 2007, a variety of films across several markets contributed to our total revenue of $316.2 million: Shrek the Third, the single greatest source of revenue, contributed $109.1 million of revenue earned primarily in the domestic theatrical market and ancillary markets (which includes merchandising and licensing); Over the Hedge contributed $59.9 million of revenue earned largely in the worldwide home entertainment and domestic pay television markets; Flushed Away contributed $13.6 million earned across a variety of markets; Wallace & Gromit contributed $24.1 million earned primarily in worldwide television and worldwide home entertainment markets; and our other films, including our library of titles, contributed revenues totaling $109.5 million, respectively, generated in a variety of markets. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for the six months ended June 30, 2007 for several of out titles, including Wallace & Gromit and some of our library titles, increased by $25.5 million as a result of a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs.

Costs of Revenues. Costs of revenues increased by $6.8 million, or 4.1%, to $170.9 million for the six months ended June 30, 2008. Cost of revenues (the primary component of which is film amortization costs) as a percentage of film revenue was 57.5% for the six months ended June 30, 2008 and 51.9% for the six months ended June 30, 2007. While the amortization rates for each period’s respective “Current year theatrical release” (Kung Fu Panda and Shrek the Third) were largely consistent, the increase in amortization of film costs as a percentage of film revenue was principally because the combined amortization rate for our 2008 “Prior year theatrical releases” for the six months ended June 30, 2008, was higher than that for 2007 “Prior year theatrical releases” (Over the Hedge and Flushed Away) during the comparable period of 2007. This increase in amortization rates between the six-month periods was slightly offset by the combined lower rate of amortization for the “All Other” category during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (which includes stock compensation expense) increased by $1.3 million to $54.5 million for the six months ended June 30, 2008 from $53.2 million for the six months ended June 30, 2007. This 2.4% aggregate increase related to higher employee-related costs and increased corporate travel partially offset by a $0.8 million decrease in stock compensation expense. The decrease in stock compensation expense period-over-period is primarily due to the additional expense recorded during the six-month period ended June 30, 2007 associated with the increase in the expected level of achievement of certain performance-based awards granted to executive officers as offset by the current year additional expense associated with the increase in the number of equity awards granted to the overall employee base.

Operating Income. Operating income for the six months ended June 30, 2008 was $72.0 million, a decrease of $26.9 million, or 27.2%, compared to that of $98.9 million for the comparable period of 2007. The decrease in operating income for the six-month period ended June 30, 2008 was largely as a result of the combined impact of the performance of our current theatrical release, Kung Fu Panda, as compared to the superior performance of Shrek the Third during the comparable period of 2007 and the additional revenue reported by our distributor in the second quarter of 2007 as a result of the completion of the transition of home entertainment fulfillment services from our prior distributor. This combined impact was partially offset by the stronger performance of the “Prior year theatrical releases” category during the six months ended June 30, 2008 as compared to the comparable period of 2007.

Interest Income, Net. For the six months ended June 30, 2008, total net interest income was $5.4 million, a decrease of $7.2 million or 57.1% from $12.6 million for the same period of 2007. The decrease in net interest income for the first six months of 2008 as compared to the first six months of 2007 was due to a combination of lower average rates of interest earned on cash and cash equivalents and lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2007 and continuing in first quarter of 2008.

Interest expense capitalized to production film costs was $1.6 million and $4.6 million for the six months ended June 30, 2008 and 2007, respectively. The $3.0 million decrease between the periods was primarily due to the decrease in amount of interest expense eligible for capitalization during the first six months of 2008 because of the repayment of debt in 2007.

Other Income, Net. For the six months ended June 30, 2008 and 2007, total other income was $1.8 million and $2.9 million respectively. Other income in both years consisted entirely of income recognized in connection with preferred vendor arrangements.

Increase in Income Tax Benefit Payable to Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2008, we recorded $20.5 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $17.4 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

For the six months ended June 30, 2007, we recognized $34.9 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $29.7 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

Provision for Income Taxes. For the six months ended June 30, 2008 and 2007, we recorded a provision for income taxes of $8.2 million and $7.5 million, respectively, or an effective tax rate of 10.4% and 6.5%, respectively. The period-over-period change in the effective tax rate is driven by changes in the valuation allowance required against the deferred tax assets. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined percentages remain relatively consistent at 32.4% and 32.5% for the six months ended June 30, 2008 and June 30, 2007, respectively.

Net Income. Net income for the six months ended June 30, 2008 was $53.6 million, or $0.58 per diluted share, compared to a net income of $77.2 million, or $0.75 net income per diluted share, in the corresponding period in 2007.

Financing Arrangements

On June 24, 2008, we entered into a new $125.0 million revolving credit facility (“New Credit Facility”) with several banks. In connection therewith, we terminated our prior $100.0 million revolving credit facility (“Prior Credit Facility”). For further discussion of both our New Credit Facility and our Prior Credit Facility see Note 5 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Other than entering into our New Credit Facility and terminating our Prior Credit Facility, there have been no material changes during the period covered by this Quarterly Report to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2007 Form 10-K.

As of June 30, 2008, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 5 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2007 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating needs are to fund the production and development costs of our films, make participation and residual payments, fund selling, general and administrative costs and capital expenditures. Our operating activities for the six months ended June 30, 2008 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and technology capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from our revolving credit facility to meet these needs. Over the next two years we expect to spend approximately $85 million to expand and make general improvements to our animation facility located in Glendale, California in order to accomodate general business growth, including 3D expansion. We are still currently evaluating the various alternatives for the funding of this project, including using existing cash on hand and several financing options.

As of June 30, 2008, we had cash and cash equivalents totaling $401.6 million, a $109.1 million increase compared to $292.5 million at December 31, 2007. Components of this change in cash for the six months ended June 30, 2008, as well as for the six months ended June 30, 2007, are provided below in more detail.

Operating Activities

Net provided by operating activities for the six months ended June 30, 2008 and 2007 is a follows (in thousands):

	2008	2007
Net cash provided by operating activities	$216,969	$21,866

Net cash provided by operating activities for the first six months of 2008 was primarily attributable to the collection of revenue associated with Shrek the Third’s worldwide home entertainment release, Bee Movie’s worldwide theatrical release, worldwide television revenue for Madagascar and, to a lesser extent, the collection of worldwide television and home entertainment revenues for our other films, including Over the Hedge, Shrek 2 and Shrek. The operating cash provided by the collection of revenues during the first six months of 2008 was offset by $37.6 million paid to an affiliate of a stockholder related to tax benefits realized in 2007 from the Tax Basis Increase, $21.1 million paid (net of refunds) for estimated federal and state income taxes and $44.4 million paid related to employee bonus plans. The operating cash provided by revenues was also partially offset by film production and development spending and participation and residual payments. Net cash provided by operating activities for the first six months of 2007 was $21.9 million and was primarily attributable to collection of revenue associated with Over the Hedge’s worldwide home entertainment sales and, to a lesser extent, the collection of worldwide television and home entertainment revenues for Madagascar, SharkTale and Shrek 2. The operating cash provided during the first six months of 2007 was offset by $22.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2006 from the Tax Basis Increase, film production and development spending and participation and residual payments. In addition, during the first six months of 2007 we made payments totaling $46.9 million to our distributor for distribution costs that had been incurred and appropriately reflected in our consolidated financial statements, but not deducted from remittances, in prior years.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 is a follows (in thousands):

	2008	2007
Net cash used in investing activities	$(18,765)	$(1,370)

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was primarily related to the investment in property, plant and equipment. The increase in the investment in property, plant and equipment for the six months ended June 30, 2008 as compared to the same period of 2007 is related to new strategic technology initiatives and alliances as well as the expansion of our Glendale campus.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Net cash used in financing activities	$(89,076)	$(43,220)

Net cash used in financing activities for both six-month periods ended June 30, 2008 and 2007 was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2007 Form 10-K.

As of June 30, 2008 we had non-cancelable talent commitments totaling approximately $26.9 million that are payable over the next five years.

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

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2007 Form 10-K or filings subsequently made with the SEC, except for the risk factor “We could be adversely affected by strikes and other union activity” included in our 2007 Form 10-K, which is updated as follows:

We could be adversely affected by strikes and other union activity.

A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Along with the major U.S. film studios, we employ members of IATSE on many of our productions. We are currently subject to collective bargaining agreements with IATSE, the Local 839 of IATSE (the Animation Guild and Affiliated Optical Electronic and Graphic Arts), the Local 700 of IATSE (the Motion Picture Editors Guild) and SAG. The collective bargaining agreements with IATSE (including our agreements with Local 700 and Local 839 of IATSE) expire in July 2009, respectively. The collective bargaining agreement with SAG expired in June 2008 and, as of the date of filing of this Quarterly Report on Form 10-Q, the parties have not entered into a replacement agreement. We may also become subject to additional collective bargaining agreements. A strike by SAG or any other halt or delay, depending on the length of time involved, could cause a delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate. In addition, strikes by unions with which we do not have a collective bargaining agreement (such as the recent strike by the Writers Guild of America) can have adverse effects on the entertainment industry in general and, thus, indirectly on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
April 1–April 30, 2008	185,431	$25.52	185,431	$61,830,000
May 1–May 31, 2008	—	N/A	—	$61,830,000
June 1–June 30, 2008	—	N/A	—	$61,830,000

Total	185,431	$25.52	185,431

(1)

On December 17, 2007, the Company disclosed that its Board of Directors had approved a new stock repurchase program. Under this program, the Company was authorized to repurchase up to an aggregate of $150 million of its outstanding Class A common stock. In July 2008, the Company’s Board of Directors terminated the December 2007 share repurchase program and approved a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Items 3 is not applicable and has been omitted.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 7, 2008, the Company held its Annual Meeting of stockholders. The agenda items for such meeting are shown below along with the vote of the Company’s Class A and Class B common stock with respect to such agenda items.

1.	Elections of 12 directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Votes Cast For	Votes Withheld
Jeffrey Katzenberg	241,068,265	18,249,092
Roger A. Enrico	259,064,275	307,748
Harry “Skip” Brittenham	258,873,703	498,320
Lewis. W Coleman	257,639,281	1,732,742
Thomas Freston	259,135,526	236,496
Judson C. Green	258,951,546	420,476
David Geffen	241,127,252	18,244,770
Mellody Hobson	259,068,819	303,205
Michael J. Montgomery	259,108,877	263,146
Nathan Myhrvold	259,066,156	305,866
Margaret C. Whitman	254,176,559	5,195,464
Karl M. von der Heyden	259,063,858	308,165

2.	Approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the maximum number of directors from 12 to 15.

Number of Votes
Votes for	259,008,950
Votes against	347,311
Votes abstain	15,761
Broker non-votes	0

3.	Approval of an amendment to the Company’s Restated Certificate of Incorporation to change the composition of the Nominating and Governance Committee.

Number of Votes
Votes for	259,136,379
Votes against	174,090
Votes abstain	61,552
Broker non-votes	0

4.	Approval of the adoption of the 2008 Omnibus Incentive Compensation Plan.

Number of Votes
Votes for	243,566,973
Votes against	5,822,793
Votes abstain	1,330,281
Broker non-votes	8,651,975

5.	Approval of the adoption of the 2008 Annual Incentive Plan.

Number of Votes
Votes for	247,029,697
Votes against	2,347,258
Votes abstain	28,758
Broker non-votes	8,651,976

6.	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for the year ending December 31, 2008.

Number of Votes
Votes for:	259,281,415
Votes against:	61,848
Votes abstained:	28,758
Broker non-votes	0

Item 5.	Other Information.

Transition of Roger Enrico to Non-executive Chairman Status

On July 24, 2008, the Company’s Board of Directors approved the transition of Roger Enrico, the Company’s executive Chairman of the Board, to non-executive Chairman status. As a result, the Company and Mr. Enrico have entered into a letter agreement dated July 24, 2008 which specifies that, except as specifically set forth in the letter agreement, his former employment agreement, dated October 25, 2007, has been terminated and provides for the treatment of outstanding equity awards previously granted to Mr. Enrico. The letter agreement generally provides that any unvested equity awards as of July 24, 2008 will continue to vest in accordance with their terms provided that Mr. Enrico remains a director until October 23, 2009. If Mr. Enrico remains a director until October 23, 2009 or he ceases to be a director prior to October 23, 2009 for any reason other than voluntary resignation, these awards will automatically vest as of such date (in the case of time-vested awards) or will continue to vest in accordance with their terms and dependent upon the achievement of specified performance criteria (in the case of performance-vested awards) and will remain exercisable for the remainder of the term of the grant. The letter agreement also provides for the treatment of stock options or stock appreciation rights that were vested as of July 24, 2008 or that become vested on or prior to October 23, 2009.

The foregoing description of the letter agreement is qualified in its entirety by reference to such agreement, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Amended and Restated Employment Agreement with Lewis W. Coleman

On July 23, 2008, the Company’s Compensation Committee voted to approve an amended and restated employment agreement between the Company and Lewis W. Coleman (the “Restated Agreement”). The Restated Agreement amends and restates in its entirety the Company’s previous agreement with Mr. Coleman dated as of October 25, 2007 (the “Prior Agreement”).

Term. The Restated Agreement extends the term of Mr. Coleman’s employment to December 31, 2011.

Title. Pursuant to the Restated Agreement, Mr. Coleman’s title will remain President of the Company. In addition, Mr. Coleman is currently serving as the Company’s Chief Financial Officer.

Salary and Annual Incentive Awards. Under the Restated Agreement, Mr. Coleman will have an annual base salary of $1,262,000. As provided in the Prior Agreement, the Restated Agreement also provides that Mr. Coleman will receive an annual equity grant with a grant-date value of $500,000, in lieu of additional salary. In addition, subject in all instances to the discretion of the Company’s Compensation Committee, Mr. Coleman will continue to be eligible to receive annual cash or equity incentive awards with a target value of $1,000,000. The actual incentive awards received will depend on the Company’s performance.

Long-Term Equity Incentive Awards. As provided in the Prior Agreement, Mr. Coleman will continue to be eligible, subject to annual approval by the Compensation Committee, to receive annual equity incentive awards of restricted stock units (“RSUs”) and stock appreciation rights (or such other form of equity-based compensation as the Compensation Committee may determine) with a target grant-date value of $2,750,000.

In addition to the compensation described above, Mr. Coleman is eligible for certain other benefits (such as reimbursement of business expenses).

Termination Events. As provided in the Prior Agreement, the Restated Agreement further provides that the Company may terminate Mr. Coleman’s employment during the employment period with or without cause (as defined in the Restated Agreement) and Mr. Coleman may terminate his employment for good reason (as defined in the Restated Agreement).

If the Company terminates Mr. Coleman’s employment other than for cause, incapacity or death, or Mr. Coleman terminates employment for good reason, the Company will generally continue his base salary (including the value of any equity awards made in lieu of salary) and benefits until expiration of the term of the Restated Agreement. Mr. Coleman will also receive an annual cash amount equal to the average annual bonuses that have been paid to him during the three immediately preceding years until the expiration of the employment agreement term. In addition, all equity-based compensation held by Mr. Coleman will generally accelerate vesting (with respect to grants having performance-based vesting criteria, on the basis that any target goals have been achieved) and remain exercisable for the remainder of the term of the grant. In addition, Mr. Coleman’s employment agreement provides that, if he is terminated prior to the Company making annual equity grants in 2008, he will be entitled to receive one additional grant of each of the following items: (i) an equity grant in lieu of an annual cash bonus (if no cash bonuses have been paid) at the target amount of $1,000,000, and (ii) an equity grant with a grant-date value of $2,750,000 in lieu of a long-term equity incentive award.

In the event that Mr. Coleman dies or becomes disabled during the term, the Restated Agreement provides for the receipt of continued salary and other benefits for a specified term. The Restated Agreement also provides, with respect to outstanding equity awards granted on or after January 1, 2009, that Mr. Coleman will be entitled to receive or exercise a percentage of each award determined base on the length of time he was employed prior to termination (in the case of awards having performance-based vesting criteria, subject to attainment of the applicable performance goals) and Mr. Coleman will receive credit for the shorter of (A) an additional year of service or (B) 50% of the remaining term of the Restated Agreement. The exercisable portion of any award will remain exercisable for the remaining term of the grant.

With respect to awards made before January 1, 2009, the Restated Agreement provides that, if Mr. Coleman’s employment terminates for any reason (including death or disability but excluding termination for cause or voluntary resignation without good reason), all of Mr. Coleman’s unvested awards will accelerate vesting (with respect to grants having performance-based criteria, subject to the achievement of any applicable performance goals), and remain exercisable for the remainder of the term of the grant.

Following the end of the term of the Restated Agreement (provided Mr. Coleman’s employment has not earlier terminated), the Restated Agreement provides that Mr. Coleman will not be required to perform any additional services for the awards granted to him to become fully vested, exercisable and nonforfeitable, provided that any such awards will continue to be subject to the achievement of any applicable performance goals. All options and other similar awards will remain exercisable for the remaining original term of the grant.

The Restated Agreement continues to provide (as did the Prior Agreement) that Mr. Coleman’s outstanding unvested equity awards granted before January 1, 2009 will become vested and exercisable (in the case of performance-vested awards, on the basis of achievement of target goals) upon a change in control (as defined in the Restated Agreement), and will remain exercisable for the remainder of the grant term. With respect to awards granted on or after January 1, 2009, the Restated Agreement provides that such awards will become vested and exercisable (in the case of performance-vested awards, on the basis of achievement of target goals) if Mr. Coleman is involuntarily terminated or he terminates for good reason within 12 months following a change in control. In addition, if Mr. Coleman is involuntarily terminated or he terminates for good reason within 12 months following a change in control, the Restated Agreement provides that the cash severance payments to him (as described above with respect to his base salary and annual cash incentive award) will continue for the greater of (i) the remaining term of the Restated Agreement or (ii) two years.

If Mr. Coleman’s employment is terminated by the Company for cause, he will not be entitled to any equity-based compensation that has not already vested, although he will be entitled to payment for any unpaid base salary and any additional non-contingent cash compensation earned prior to termination.

Miscellaneous. The Company has agreed to indemnify Mr. Coleman to the fullest extent permitted by law against any claims or losses arising in connection with his service to the Company or any affiliate. In addition, the Company will indemnify Mr. Coleman, on a fully grossed-up basis, for any tax imposed by Section 4999 of the Code on “excess parachute payments” (as defined in Section 280G of the Code) in connection with certain changes in control; provided, however, that if the “excess parachute payments” are no more than 10% greater than the amount that could be paid without causing tax liability under Section 4999 then the payments to Mr. Coleman will be reduced such that no tax liability is incurred. If any payment due to Mr. Coleman is subject to a six-month delay pursuant to Section 409A of the Code, the Company will pay interest on such delayed payments. Mr. Coleman has agreed to non-solicitation and confidentiality provisions in the respective Restated Agreement. In certain instances (e.g., the treatment of Mr. Coleman’s outstanding equity award upon a change in control), if any other Company executive officer is entitled to more favorable treatment upon the occurrence of such event than provided in the Restated Agreement, Mr. Coleman will be entitled to be treated similarly.

As provided in the Prior Agreement, certain RSU awards granted to Mr. Coleman will automatically vest on December 31, 2008, although Mr. Coleman has agreed not to transfer any shares issued to him from such awards until the earliest of (i) December 31, 2011, (ii) the originally scheduled vesting date of such awards, (iii) 30 days following his death and (iv) the date the RSUs would have otherwise accelerated in accordance with the Restated Agreement.

The foregoing description of the Restated Agreement is qualified in its entirety by reference to the Restated Agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company (as filed June 20, 2008).

3.2	Restated Certificate of Incorporation of the Company (as amended through June 20, 2008).

4.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 hereto).

10.1	Nonexclusive Aircraft Sublease Agreement dated as of June 11, 2008 by and between DreamWorks Animation SKG, Inc. and M&JK Dream LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008.

10.2	Credit Agreement dated as of June 24, 2008 among DreamWorks Animation SKG, Inc. and the lenders party thereto, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 27, 2008.

10.3	Letter Agreement dated as of July 24, 2008 by and between the Company and Roger Enrico.

10.4	Amended and Restated Employment Agreement dated as of July 24, 2008 by and between the Company and Lewis W. Coleman.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: July 29, 2008	By:	/s/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company (as filed June 20, 2008).

3.2	Restated Certificate of Incorporation of the Company (as amended through June 20, 2008).

4.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 hereto).

10.1	Nonexclusive Aircraft Sublease Agreement dated as of June 11, 2008 by and between DreamWorks Animation SKG, Inc. and M&JK Dream LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008.

10.2	Credit Agreement dated as of June 24, 2008 among DreamWorks Animation SKG, Inc. and the lenders party thereto, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 27, 2008.

10.3	Letter Agreement dated as of July 24, 2008 by and between the Company and Roger Enrico.

10.4	Amended and Restated Employment Agreement dated as of July 24, 2008 by and between the Company and Lewis W. Coleman.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.