Form 10-Q
period 2008-09-30
DreamWorks Animation SKG, Inc.
filed 2008-10-29
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of September 30, 2008, there were 78,184,330 shares of Class A common stock and 11,419,461 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$337,905	$292,489
Trade accounts receivable, net of allowance for doubtful accounts	14,967	3,470
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	71,967	272,647
Film costs, net	622,970	541,917
Prepaid expenses and other assets	37,030	47,609
Property, plant, and equipment, net of accumulated depreciation and amortization	103,951	86,772
Deferred taxes, net	48,073	48,664
Goodwill	34,216	34,216

Total assets	$1,271,079	$1,327,784

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$6,162	$3,169
Accrued liabilities	108,496	108,457
Payable to stockholder	55,927	68,371
Income taxes payable	14,832	31,651
Deferred revenue and other advances	46,985	24,561
Borrowings and other debt	70,059	70,059

Total liabilities	302,461	306,268
Commitments and contingencies
Minority interest	2,941	2,941
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 95,211,372 and 93,547,321 shares issued, as of September 30, 2008 and December 31, 2007, respectively	952	935
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 11,419,461 and 12,984,461 shares issued and outstanding, as of September 30, 2008 and December 31, 2007, respectively	114	130
Additional paid-in capital	865,113	831,115
Retained earnings	593,706	502,763
Less: Class A Treasury common stock, at cost, 17,027,042 and 10,445,278 shares, as of September 30, 2008 and December 31, 2007, respectively	(494,208)	(316,368)

Total stockholders’ equity	965,677	1,018,575

Total liabilities and stockholders’ equity	$1,271,079	$1,327,784

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues	$151,525	$160,751	$450,227	$476,950
Costs of revenues	75,518	70,028	248,101	234,152

Gross profit	76,007	90,723	202,126	242,798
Selling, general and administrative expenses	29,872	23,826	84,043	77,062

Operating income	46,135	66,897	118,083	165,736
Interest income, net	2,312	6,571	7,769	19,224
Other income, net	1,444	1,478	3,301	4,361
Increase in income tax benefit payable to stockholder	(7,760)	(21,968)	(25,200)	(51,694)

Income before income taxes	42,131	52,978	103,953	137,627
Provision for income taxes	4,780	5,936	13,010	13,407

Net income	$37,351	$47,042	$90,943	$124,220

Basic net income per share	$0.42	$0.47	$1.00	$1.22
Diluted net income per share	$0.41	$0.47	$0.99	$1.22
Shares used in computing net income per share
Basic	89,281	99,367	90,667	101,593
Diluted	90,665	99,891	91,755	102,043

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Operating activities
Net income	$90,943	$124,220
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	225,884	219,949
Stock compensation expense	28,533	25,467
Depreciation and amortization	10,381	6,829
Revenue earned against deferred revenue and other advances	(58,419)	(65,478)
Deferred taxes, net	591	(26,953)
Change in operating assets and liabilities:
Trade accounts receivable	(11,497)	(3,049)
Receivable from Paramount	200,680	105,307
Film costs	(303,704)	(289,035)
Prepaid expenses and other assets	11,120	(29,999)
Accounts payable and accrued liabilities	2,910	52,714
Payable to stockholder	(12,444)	29,852
Income taxes payable, net	(16,991)	25,249
Deferred revenue and other advances	88,877	60,512

Net cash provided by operating activities	256,864	235,585

Investing activities
Purchases of property, plant and equipment	(34,088)	(5,466)

Net cash used in investing activities	(34,088)	(5,466)

Financing Activities
Purchase of treasury stock	(177,840)	(194,356)
Other	480	1,617

Net cash used in financing activities	(177,360)	(192,739)

Increase in cash and cash equivalents	45,416	37,380
Cash and cash equivalents at beginning of period	292,489	506,304

Cash and cash equivalents at end of period	$337,905	$543,684

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$29,271	$14,835

Cash paid during the period for interest, net of amounts capitalized	$719	$—

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

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2007, was derived from audited financial statements.

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

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. On February 12, 2008, the FASB issued FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted both FAS 157 and FAS 159 on January 1, 2008 for its financial assets and liabilities and, in accordance with FSP 157-2, deferred the effective date for its nonfinancial assets and liabilities. The adoption of FAS 157 and FAS 159 had no impact on the Company’s consolidated financial statements.

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

2. Film Costs

Film costs consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
In release, net of amortization	$238,348	$267,724
In production	346,158	239,450
In development	38,464	34,743

Total film costs	$622,970	$541,917

The Company anticipates that 50% and 87% of “in release” film costs as of September 30, 2008 will be amortized over the next 12 months and three years, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Land, buildings and improvements	$127,127	$117,060
Furniture and equipment	13,409	9,811
Computer hardware and software	24,279	13,456

Total property, plant and equipment	164,815	140,327
Accumulated depreciation and amortization	(60,864)	(53,555)

Property, plant and equipment, net	$103,951	$86,772

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Employee compensation	$48,696	$54,675
Participations and residuals	44,482	37,275
Deferred rent	6,326	6,686
Other accrued liabilities	8,992	9,821

Total accrued liabilities	$108,496	$108,457

As of September 30, 2008, the Company estimates that in the next 12 months it will pay approximately $25.7 million of it accrued participation and residual costs.

5. Deferred Revenue and Other Advances

Deferred revenue and other advances and the related amounts earned consist of the following (in thousands):

			Amounts Earned
	September 30, 2008	December 31, 2007	Three Months Ended September 30,		Nine Months Ended September 30,
			2008	2007	2008	2007
	(unaudited)		(unaudited)
Home Box Office Inc., Advance	$—	$—	$13,333	$13,628	$26,666	$27,550
Strategic Alliance/Development Advance(1)	3,316	2,104	3,811	4,491	11,788	10,115
Deferred Revenue	12,135	5,594	837	792	10,820	18,387
Licensing Advances	26,472	13,185	391	360	1,713	8,120
Other Advances	5,062	3,678	358	591	5,466	5,148

Total deferred revenue and other advances	$46,985	$24,561

(1)

Of the total amounts earned against the “Strategic Alliance/Development Advances,” $2.4 million for each of the three-month periods ended September 30, 2008 and 2007, and $8.0 million and $3.8 million, respectively, for the nine months ended September 30, 2008 and 2007, were capitalized as an offset to film costs or property, plant and equipment.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Financing Arrangements

Credit Agreements. On June 24, 2008, the Company entered into a new revolving credit facility (“New Credit Facility”) with several banks pursuant to which the Company is permitted to borrow up to $125.0 million. The Company is required to pay a commitment fee at an annual rate of 0.375% on undrawn amounts. Interest on borrowed amounts is determined by reference to either the lending banks’ base rate plus 0.50% per annum or to LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets. The New Credit Facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders’ consent, such as granting liens or entering into any merger or other significant transaction. The New Credit Facility terminates on June 24, 2013. As of September 30, 2008, there were no borrowings under the New Credit Facility.

In connection with entering into the New Credit Facility, the Company terminated its prior $100 million revolving credit facility (“Prior Credit Facility”) and the Company did not incur any material termination penalties in connection with this termination.

Outstanding Financing. The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding either at September 30, 2008 and\or December 31, 2007 (in thousands):

						Interest Cost
	Balance Outstanding		Maturity Date	Interest Rate as of September 30, 2008		Three Months Ended September 30,				Nine Months Ended September 30,
	September 30, 2008	December 31, 2007				2008		2007		2008		2007
Animation Campus Financing(1)	$73,000	$73,000	October 2009	2.57%		$706		$1,229		$2,349		$3,594
New Credit Facility	$—	N/A	June 2013	0.375	%(2)	$131	(2)	N/A		$131	(2)	N/A
Prior Credit Facility(3)	N/A	$—	N/A	N/A		N/A		$192	(3)	$372	(3)	$952	(3)

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

(2)	As of September 30, 2008, there was no debt outstanding under the New Credit Facility. The Company is required to pay a commitment fee of 0.375% per annum on undrawn amounts.
(3)

There was no debt outstanding under the Prior Credit Facility for the respective periods prior to its termination in June 2008. Under the Prior Credit Facility, the Company was required to pay a commitment fee of 0.75% on undrawn amounts.

As of September 30, 2008, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. Interest capitalized to film costs during the three months ended September 30, 2008 and 2007 totaled $0.7 million and $2.3 million, respectively, and for the nine months ended September 30, 2008 and 2007 totaled $2.3 million and $6.9 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2008 and 2007, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to stockholder as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Provision for income taxes (excluding effects of Stockholder’s Tax Agreement)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.3	2.4	1.7	2.1
Revaluation of deferred tax assets, net	(4.9)	(15.8)	(4.1)	(8.8)
Other	(6.3)	0.9	(3.0)	0.3

Total provision excluding effect of Stockholder’s Tax Agreement(1)	25.1%	22.5%	29.6%	28.6%

Effects of Stockholder’s Tax Agreement(1)
U.S. state taxes, net of Federal benefit	(0.7)	(1.3)	(1.0)	(1.0)
Revaluation of deferred tax assets, net	(17.4)	(16.0)	(19.9)	(22.6)
Other	2.6	2.7	1.4	2.1

Total effect of Stockholder’s Tax Agreement(1)	(15.5)%	(14.6)%	(19.5)%	(21.5)%

Total net provision for income taxes	9.6%	7.9%	10.1%	7.1%

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

8. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Programs. In December 2007, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to an aggregate of $150 million of its outstanding stock. In July 2008, the Company’s Board of Directors terminated the December 2007 share repurchase program, which had approximately $62 million of unused authorization, and approved a new stock repurchase program pursuant to which the Company may repurchase up to an additional aggregate of $150 million of its outstanding stock. Pursuant to these programs, from January 1, 2008 through September 30, 2008, the Company repurchased approximately 6.5 million shares of its outstanding Class A common stock for approximately $177 million. As of September 30, 2008, the Company had remaining authorization under the July 2008 stock repurchase program to repurchase approximately $61 million of its outstanding stock.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class B Common Stock

Conversion of Class B Common Stock. In May 2008 and July 2008, David Geffen, a significant stockholder and member of the Company’s Board of Directors, converted 1,100,000 and 465,000 shares, respectively, of the Company’s Class B common stock into an equal amount of shares of the Company’s Class A common. Upon conversion, these shares were immediately donated to a charitable organization established by Mr. Geffen. These transactions had no impact on the total amount of the Company’s shares outstanding.

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and nine-month periods ended September 30, 2008 and 2007, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Total equity-based compensation	$10,256	$6,318	$28,533	$25,467
Tax impact(1)	(2,574)	(1,422)	(8,446)	(7,284)

Reduction in net income	$7,682	$4,896	$20,087	$18,183

(1)	Tax impact is determined at the Company’s blended effective tax rate, excluding the effect of the Stockholder’s Tax Agreement (see Note 7).

Equity-based compensation cost capitalized as a part of film costs was $1.4 million and $0.9 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $4.3 million and $2.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the number and weighted average fair value of equity awards granted during the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Number Granted	Weighted Average Fair Value	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)		(in thousands)
2008
Stock appreciation rights	49	$12.25	107	$11.02
Restricted stock and restricted stock units	76	$29.72	130	$28.59
2007
Stock appreciation rights	131	$14.42	165	$13.91
Restricted stock and restricted stock units	44	$32.86	94	$30.37

As of September 30, 2008, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $53.4 million. This cost will be amortized on a straight-line basis over a weighted average life of approximately 2 years.

10. Significant Customer and Segment Information

Significant Customer. Paramount represented 78.6% and 90.3% of total revenue for the three-month periods ended September 30, 2008 and 2007, respectively, and 73.1% and 87.9% for the nine-month periods ended September 30, 2008 and 2007, respectively.

Revenue by Film.

The Company’s revenue by film consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Kung Fu Panda	$63,281	$—	$109,719	$—
Shrek the Third	32,526	92,075	110,648	201,173
Bee Movie	27,266	—	101,721	—
Over the Hedge	2,443	17,847	11,945	77,776
Flushed Away	2,589	17,298	22,521	30,870
Film Library / Other(1)	23,420	33,531	93,673	167,131

	$151,525	$160,751	$450,227	$476,950

(1)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas, Shrek 2, Shark Tale, Madagascar, and Wallace & Gromit: The Curse of the Were-Rabbit and other revenues which include the 2007 television special Shrek the Halls.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

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

12. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Numerator:
Net income	$37,351	$47,042	$90,943	$124,220
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	91,262	101,734	92,648	103,960
Less: Unvested restricted stock	(1,981)	(2,367)	(1,981)	(2,367)

Denominator for basic calculation	89,281	99,367	90,667	101,593

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	120	161	111	168
Restricted stock awards	1,264	363	977	282

Denominator for diluted calculation	90,665	99,891	91,755	102,043

Net income per share—basic	$0.42	$0.47	$1.00	$1.22
Net income per share—diluted	$0.41	$0.47	$0.99	$1.22

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Options to purchase shares of common stock	1,864	1,336	1,685	1,280
Stock appreciations rights	2,497	1,118	2,504	1,279
Equity awards subject to performance conditions	—	1,849	—	1,849

Total	4,361	4,303	4,189	4,408

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing and producing computer-generated, or CG, animated feature films. Our films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement. We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2007 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to expand the exploitation of our film properties through the development of non-theatrical special content such as our 2007 half-hour television Christmas special, Shrek the Halls, and our upcoming Broadway musical, Shrek the Musical.

Our Revenues and Costs

Our feature films are the source of substantially all of our revenue. We derive revenue from the worldwide exploitation of our feature films in the following markets:

•

Theatrical, Home Entertainment and Television—Our films are distributed in the worldwide theatrical, home entertainment, and free and pay television markets by Paramount, our distributor and fulfillment service provider. International results are generally reported to us by our distributor on a 30-day lag. Paramount uses film receipts to recover the distribution and marketing expenses it incurs for each film and to cover its 8% distribution fee. Accordingly, we only record revenue from the exploitation of our films to the extent it exceeds our distributor’s costs and fee, which may be several quarters after a film’s theatrical release.

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

Our primary operating expenses include:

•

Costs of Revenues—Under our distribution arrangements, our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, participation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs. As the profitability for each film varies depending upon its individual projection of total revenue to be received from all sources and its amount of capitalized costs incurred, amortization of capitalized film costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in the estimate of any film’s estimated remaining total revenue to be received from all sources or capitalized costs and (iii) write-downs of film costs due to changes in the estimated fair value of unamortized film costs. Distribution and marketing costs are only included in costs of revenues to the extent that we cause our distributor to make additional expenditures in excess of agreed amounts. Exclusive of our distribution arrangements, our costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

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

Because our films are distributed in foreign countries, fluctuations in foreign currency exchange rates affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this Quarterly Report.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Revenues	$151.5	$160.7	$(9.2)	(5.7)%	$450.2	$477.0	$(26.8)	(5.6)%
Costs of revenues	75.5	70.0	(5.5)	(7.9)%	248.1	234.2	(13.9)	(5.9)%
Selling, general and administrative expenses	29.9	23.8	(6.1)	(25.6)%	84.0	77.1	(6.9)	(8.9)%

Operating income	46.1	66.9	(20.8)	(31.1)%	118.1	165.7	(47.6)	(28.7)%
Interest income, net	2.3	6.6	(4.3)	(65.2)%	7.7	19.2	(11.5)	(59.9)%
Other income, net	1.4	1.5	(0.1)	(6.7)%	3.3	4.4	(1.1)	(25.0)%
Increase in income tax benefit payable to stockholder	(7.7)	(22.0)	14.3	65.0%	(25.2)	(51.7)	26.5	51.3%

Income before income taxes	42.1	53.0	(10.9)	(20.6)%	103.9	137.6	(33.7)	(24.5)%
Provision for income taxes	4.8	5.9	1.1	18.6%	13.0	13.4	0.4	3.0%

Net income	$37.3	$47.1	$(9.8)	(20.8)%	$90.9	$124.2	$(33.3)	(26.8)%

Diluted net income per share	$0.41	$0.47	$(0.06)	(12.8)%	$0.99	$1.22	$(0.23)	(18.9)%

Diluted shares used in computing diluted net income per share(1)	90.7	99.9	N/A	9.2%	91.8	102.0	N/A	10.0%

(1)

During the three- and nine-month periods ended September 30, 2008, and the year ended December 31, 2007, we repurchased a total of 2.9 million, 6.6 million and 10.1 million shares of our Class A common stock, respectively.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

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

Revenues. For the three months ended September 30, 2008, our revenue was $151.5 million, a decrease of $9.2 million, or 5.7%, as compared to $160.8 million for the three months ended September 30, 2007. As illustrated in the revenue chart above, the decrease in revenue in the third quarter of 2008 as compared to the third quarter of 2007 was primarily related to the comparative performance of the films comprising the “Current year theatrical releases” category being largely offset by the stronger performance of the “Prior year theatrical releases” category. Kung Fu Panda, our most recent theatrical release, while contributing 41% of the total revenue for the third quarter of 2008, contributed approximately $28.8 million less revenue than the higher-grossing Shrek the Third for the comparable period of 2007. However, the stronger performance of our 2008 “Prior year theatrical releases” (Shrek the Third and Bee Movie) as compared to 2007’s “Prior year theatrical releases” (Over the Hedge and Flushed Away) largely offset the decline in revenue for the “Current year theatrical releases” category.

Revenue for the quarter ended September 30, 2008, was comprised of amounts earned by a variety of films. Kung Fu Panda, our most recent theatrical release and single greatest source of revenue for the quarter, contributed $63.3 million earned primarily in the worldwide theatrical market and through ancillary revenue sources. Bee Movie, our 2007 fourth quarter release, generated $27.3 million of revenue primarily attributable to the domestic television and worldwide home entertainment markets and Shrek the Third earned an additional $32.5 million of revenue earned primarily in the international television market. Over the Hedge and Flushed Away contributed revenues totaling of $5.0 million earned primarily in the international television markets. Our other properties, including our library titles which include Madagascar, Shrek 2 and Shrek, contributed revenues totaling $23.4 million earned across a variety of worldwide markets.

For the third quarter of 2007, a variety of films across several markets contributed to our total revenue of $160.7 million: Shrek the Third, the single greatest source of revenue, contributed $92.1 million of revenue earned primarily in the international theatrical market and ancillary markets, which includes merchandising and licensing; Flushed Away, our 2006 fourth quarter theatrical release, generated revenue totaling $17.3 million attributable to the domestic pay television and worldwide home entertainment markets; and Over the Hedge contributed $17.8 million of revenue earned largely in the international pay television and worldwide home entertainment markets. Our other films, including our library titles which include Shrek 2, contributed revenues totaling $33.6 million attributable primarily to the international television and worldwide home entertainment markets.

Costs of Revenues. Costs of revenues increased by $5.5 million, or 7.9%, to $75.5 million for the three months ended September 30, 2008. Cost of revenues (the primary component of which is film amortization costs) as a percentage of film revenue was 49.8% for the three months ended September 30, 2008 compared to 43.6% for the three months ended September 30, 2007. While the amortization rate for the films comprising each quarter’s respective “Current year theatrical releases” category was fairly comparable, the increase in amortization of film costs as a percentage of film revenue for the three months ended September 30, 2008 was primarily due to the combined higher rate of amortization for our 2008 “Prior year theatrical releases” (Shrek the Third and Bee Movie) for the three months ended September 30, 2008, as compared to the amortization rate for our 2007 “Prior year theatrical releases” (Over the Hedge and Flushed Away) during the comparable period of 2007. This increase in amortization rates between the periods was slightly offset by the lower rates of amortization for the “All Other” category during the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including stock compensation expense) totaled $29.9 million for the three months ended September 30, 2008, an increase of $6.1 million from $23.8 million for the three months ended September 30, 2007. The increase in selling, general and administrative expenses is largely related to approximately $3.7 million of higher stock compensation expense, which is generally due to the continued growth in the number of equity awards granted to the overall employee base and the impact of the revision to the terms of certain equity grants, approximately $1.2 million of higher facilities costs related to the expansion of the Company’s headquarters, and the impact of new business initiatives.

Operating Income. Operating income for the three months ended September 30, 2008 was $46.1 million compared to $66.9 million for the comparable period of 2007. The decrease of $20.8 million in operating income for the three months ended September 30, 2008 was primarily due to the stronger performance of Shrek the Third during the three months ended September 30, 2007 as compared to our most current theatrical release, Kung Fu Panda, during the comparable period of 2008 and increased selling, general and administrative expenses.

Interest Income, Net. For the three months ended September 30, 2008, total net interest income was $2.3 million, a decrease of $4.3 million or 65.2% from $6.6 million for the same period of 2007. The decrease in net interest income for the third quarter of 2008 as compared to the third quarter of 2007 was mainly due to lower average rates of interest earned on cash and cash equivalents and, to a lesser extent, lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2007 and continuing in 2008.

Interest expense capitalized to production film costs was $0.7 million and $2.3 million for the three months ended September 2008 and 2007, respectively. The $1.6 million decrease between the periods was primarily due to the decrease in amount of interest expense eligible for capitalization during the third quarter of 2008 because of the repayment of debt in 2007 and lower interest rates in 2008 associated with our various financing arrangements.

Other Income, Net. For the three months ended September 30, 2008 total other income was $1.4 million and remained relatively unchanged from that for the third quarter of 2007. Other income in both years consisted entirely of income recognized in connection with preferred vendor arrangements.

Increase in Income Tax Benefit Payable to Stockholder. As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a stockholder (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,”

we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the quarter ended September 30, 2008, we recorded $9.1 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $7.7 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

During the quarter ended September 30, 2007, we recognized $25.8 million in net tax benefits associated with the Tax Basis Increase as an increase in the provision for income taxes and recorded an expense of $22.0 million representing 85% of these recognized benefits to increase the income tax benefit payable to stockholder for the three months ended September 30, 2007.

Provision for Income Taxes. For the three months ended September 30, 2008 and 2007, we recorded a provision for income taxes of $4.8 million and $5.9 million, respectively, or an effective tax rate of 9.6% and 7.9%, respectively. The quarter-over-quarter change in the effective tax rate is driven by changes in the valuation allowance required against the deferred tax assets. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined percentages remain relatively consistent between the three months ended September 30, 2008 and September 30, 2007, at 25.1% and 22.5%, respectively.

Net Income. Net income for the three months ended September 30, 2008 was $37.3 million, or $0.41 per diluted share, compared to a net income of $47.1 million, or $0.47 net income per diluted share, in the corresponding period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

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

Revenues. For the nine months ended September 30, 2008, our revenues totaled $450.2 million, a decrease of $26.8 million, or 5.6%, as compared to $477.0 million for the nine months ended September 30, 2007. As illustrated in the chart above, the change in revenues for the first nine months of 2008 as compared to the corresponding period in 2007 is a function of the lower revenues contributed by the films comprising the “Current year theatrical releases” and “All Other” categories being largely offset by the stronger performance of the “Prior year theatrical releases” category. Kung Fu Panda, while performing strong enough to contribute almost a quarter of our total revenue for the nine months ended September 30, 2008, contributed approximately $90 million less revenue in the first nine months of 2008 than the higher-grossing Shrek the Third contributed during the comparable period of 2007. In addition, the “All Other” category benefited in the first nine months of 2007 from $25.5 million of net revenue reported by our current distributor in the second quarter of 2007 associated with the conclusion of the transition of our home entertainment fulfillment services from our prior distributor. Nevertheless, the stronger performance of our 2008 “Prior year theatrical releases” (Shrek the Third and Bee Movie) as compared to 2007’s “Prior year theatrical releases” (Over the Hedge and Flushed Away) largely offset the decline in revenue for the “Current year theatrical releases” and “All Other” categories.

Several films contributed to our revenue for the nine-month period ended September 30, 2008. Kung Fu Panda, our most recent release, contributed $109.7 million of revenue associated with its worldwide theatrical release and ancillary revenue sources. In addition to merchandising and licensing revenue, ancillary revenue for Kung Fu Panda included non-recurring revenue associated with the completion of a strategic relationship that accounted for slightly less than a quarter of the film’s total revenue for the nine months ended September 30, 2008. Our “Prior year theatrical releases,” Shrek the Third and Bee Movie, generated a total of $212.4 million primarily attributable to the worldwide theatrical, home entertainment and ancillary markets (including non-recurring revenue associated with strategic relationship that accounted for slightly less than a quarter of Bee Movie’s total revenue for the nine months ended September 30, 2008) and Over the Hedge, Flushed Away and Wallace & Gromit contributed additional revenue of $11.9 million, $22.5 million and $16.1 million, respectively, earned primarily in the international television and worldwide home entertainment markets. Our other properties, including our library of titles which includes Madagascar, contributed revenues totaling $77.6 million earned principally in the international television and worldwide home entertainment markets.

For the nine months ended September 30, 2007, a variety of films across several markets contributed to our total revenue of $477.0 million: Shrek the Third, the single greatest source of revenue, contributed $201.2 million of revenue earned primarily in the worldwide theatrical market and ancillary markets (which includes merchandising and licensing); Over the Hedge contributed $77.8 million of revenue earned largely in the worldwide home entertainment and domestic pay television markets; Flushed Away contributed $30.9 million earned across a variety of markets; and our other films, including our library of titles, contributed revenues totaling $167.1 million, respectively, generated primarily in the worldwide television and home entertainment markets. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for the quarter ended June 30, 2007 for several of out titles, including Wallace & Gromit and some of our library titles, increased by $25.5 million due to a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs.

Costs of Revenues. Costs of revenues increased by $13.9 million, or 5.9%, to $248.1 million for the nine months ended September 30, 2008. Cost of revenues (the primary component of which is film amortization costs) as a percentage of film revenue was 55.1% for the nine months ended September 30, 2008 and 49.1% for the nine months ended September 30, 2007. While the amortization rates for each period’s respective “Current year theatrical release” (Kung Fu Panda and Shrek the Third) were largely consistent, the increase in amortization of film costs as a percentage of film revenue was principally because the combined amortization rate for our 2008 “Prior year theatrical releases” for the nine months ended September 30, 2008, was higher than that for 2007 “Prior year theatrical releases” (Over the Hedge and Flushed Away) during the comparable period of 2007. This increase in amortization rates between the nine-month periods was slightly offset by the combined lower rate of amortization for the “All Other” category during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses (which includes stock compensation expense) increased by $6.9 million, or 8.9%, to $84.0 million for the nine months ended September 30, 2008 from $77.1 million for the nine months ended September 30, 2007. The increase spans several categories, including approximately $3.0 of higher stock compensation expense which is generally due to the continued growth in the number of grants made to the overall employee base, approximately $2.0 million of increased corporate travel costs related to new business developments, and $1.9 million higher facilities costs related to the expansion of our Company headquarters.

Operating Income. Operating income for the nine months ended September 30, 2008 was $118.1 million, a decrease of $47.6 million, or 28.7%, compared to that of $165.7 million for the comparable period of 2007. The decrease in operating income for the nine-month period ended September 30, 2008 was largely as a result of the combined impact of the performance of our current theatrical release, Kung Fu Panda, as compared to the superior performance of Shrek the Third during the comparable period of 2007 and the additional revenue reported by our distributor in the second quarter of 2007 as a result of the completion of the transition of home entertainment fulfillment services from our prior distributor. This combined impact was partially offset by the stronger performance of the “Prior year theatrical releases” category during the nine months ended September 30, 2008 as compared to the comparable period of 2007. Additionally, higher selling, general and administrative costs contributed to the decrease in operating income.

Interest Income, Net. For the nine months ended September 30, 2008, total net interest income was $7.7 million, a decrease of $11.5 million or 59.9% from $19.2 million for the same period of 2007. The decrease in net interest income for the first nine months of 2008 as compared to the first nine months of 2007 was due to a combination of lower average rates of interest earned on cash and cash equivalents and lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2007 and continuing in 2008.

Interest expense capitalized to production film costs was $2.3 million and $6.9 million for the nine months ended September 30, 2008 and 2007, respectively. The $4.6 million decrease between the periods was primarily due to the decrease in amount of interest expense eligible for capitalization during the first nine months of 2008 because of the repayment of debt in 2007 and lower interest rates in 2008 associated with our various financing arrangements.

Other Income, Net. For the nine months ended September 30, 2008 and 2007, total other income was $3.3 million and $4.4 million respectively. Other income in both years consisted entirely of income recognized in connection with preferred vendor arrangements.

Increase in Income Tax Benefit Payable to Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the nine months ended September 30, 2008, we recorded $29.6 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $25.2 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

For the nine months ended September 30, 2007, we recognized $60.8 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $51.7 million representing 85% of these recognized benefits to increase income tax benefit payable to stockholder.

Provision for Income Taxes. For the nine months ended September 30, 2008 and 2007, we recorded a provision for income taxes of $13.0 million and $13.4 million, respectively, or an effective tax rate of 10.1% and

7.1%, respectively. The period-over-period change in the effective tax rate is driven by changes in the valuation allowance required against the deferred tax assets. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined percentages remain relatively consistent at 29.6% and 28.6% for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Net Income. Net income for the nine months ended September 30, 2008 was $90.9 million, or $0.99 per diluted share, compared to a net income of $124.2 million, or $1.22 net income per diluted share, in the corresponding period in 2007.

Financing Arrangements

On June 24, 2008, we entered into a new $125.0 million revolving credit facility (“New Credit Facility”) with several banks. In connection therewith, we terminated our prior $100.0 million revolving credit facility (“Prior Credit Facility”). For further discussion of both our New Credit Facility and our Prior Credit Facility see Note 6 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Other than entering into our New Credit Facility and terminating our Prior Credit Facility, there have been no material changes during the period covered by this Quarterly Report to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2007 Form 10-K.

As of September 30, 2008, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 6 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2007 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating needs are to fund the production and development costs of our films, make participation and residual payments, fund selling, general and administrative costs and capital expenditures. Our operating activities for the nine months ended September 30, 2008 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from our revolving credit facility to meet these needs. Over the next two years, we expect to spend approximately $73 million to expand and make general improvements to our Company headquarters located in Glendale, California in order to accommodate general business growth, including 3D expansion. In addition, in October 2009 we are required to repay the $73.0 million principal associated with the existing financing of our Company’s headquarters (see Note 6 to our unaudited consolidated financial statements). We are currently evaluating the various alternatives for the funding of the expansion of our Company’s headquarters and repayment of the existing financing of our Company’s headquarters, including using cash on hand and several financing options.

As of September 30, 2008, we had cash and cash equivalents totaling $337.9 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, which are primarily either invested in U.S. government obligations or guaranteed by the U.S. government. Our cash and cash equivalents balance at September 30, 2008 increased by $45.4 million from that of $292.5 million at December 31, 2007. Components of this change in cash for the nine months ended September 30, 2008, as well as for the nine months ended September 30, 2007, are provided below in more detail.

Operating Activities

Net provided by operating activities for the nine months ended September 30, 2008 and 2007 is a follows (in thousands):

	2008	2007
Net cash provided by operating activities	$256,864	$235,585

Net cash provided by operating activities for the first nine months of 2008 was primarily attributable to the collection of revenue associated with Kung Fu Panda’s and Bee Movie’s worldwide theatrical release, Shrek the Third’s worldwide home entertainment release, worldwide television revenue for Madagascar and, to a lesser extent, the collection of worldwide television and home entertainment revenues for our other films, including Over the Hedge, Shrek 2 and Shrek. The operating cash provided by the collection of revenues during the first nine months of 2008 was offset by $37.6 million paid to an affiliate of a stockholder related to tax benefits realized in 2007 from the Tax Basis Increase, $29.3 million paid (net of refunds) for estimated federal and state income taxes and $44.4 million paid related to employee bonus plans. The operating cash provided by revenues was also partially offset by film production and development spending and participation and residual payments.

Net cash provided by operating activities for the first nine months of 2007 was $235.6 million and was primarily attributable to collection of revenue attributable to Shrek the Third’s worldwide theatrical release and Over the Hedge’s worldwide home entertainment sales and, to a lesser extent, the collection of worldwide theatrical, television and home entertainment revenues for our other films, including Flushed Away, Madagascar, Shark Tale and Shrek 2. The operating cash provided during the first nine months of 2007 was offset by $22.0 million payment to an affiliate of a stockholder related to tax benefits realized in 2006 from the Tax Basis Increase, a $13.1 million payment for estimated federal income taxes and $46.9 million paid to our distributor for distribution costs not deducted from remittances in prior years. In addition, cash provided by operating actives for 2007 was partially offset by film production and development spending and participation and residual payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 is a follows (in thousands):

	2008	2007
Net cash used in investing activities	$(34,088)	$(5,466)

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was primarily related to the investment in property, plant and equipment. The increase in the investment in property, plant and equipment for the nine months ended September 30, 2008 as compared to the same period of 2007 is related to new strategic technology initiatives and alliances as well as the expansion of our headquarters.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Net cash used in financing activities	$(177,360)	$(192,739)

Net cash used in financing activities for both nine-month periods ended September 30, 2008 and 2007 was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations

Contractual Obligations. As of September 30, 2008, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	Remainder 2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$1,846	$7,406	$7,572	$6,185	$3,197	$—	$26,206
Glendale animation campus note payable(1)	—	73,000	—	—	—	—	73,000
Other(2)	20,501	40,960	300	300	250	—	62,311

Total contractual cash obligations	$22,347	$121,366	$7,872	$6,485	$3,447	$—	$161,517

(1)

We operate an animation campus in Glendale, California subject to a lease from a special-purpose entity that acquired the property for $73.0 million in March 2002 and leased the facility to us for an initial term of five years, which was subsequently extended through October 2009. In addition to the principal amount of $73.0 million that is due in October 2009, we are obligated to pay interest based primarily on 30-day commercial paper rates (2.57% at September 30, 2008). For further discussion, please see Note 6 to our unaudited consolidated financial statements.

(2)	Other commitments are principally comprised of a definitive contractual commitment related to the expansion of the Glendale campus which is cancellable in certain limited circumstances.

Additionally, as of September 30, 2008 we had non-cancelable talent commitments totaling approximately $24.3 million that are payable over the next five years.

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

Pursuant to our distribution and servicing arrangements, we recognize revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) deducted its distribution and marketing costs with respect to our films on a title-by-title basis. International results are generally reported to us by our distributor one month in arrears. Because a third party is the principal distributor of our films, in accordance with the SOP, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

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

Revenue from licensing and merchandising is recognized when the associated films have been released and the criteria for revenue recognition have been met. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

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

Stock-Based Compensation

We record employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of September 30, 2008, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $53.4 million, which will be amortized on a straight-line basis over a weighted average life of approximately 2 years.

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

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2007 Form 10-K or filings subsequently made with the SEC, except for the risk factor “Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business” included in our 2007 Form 10-K, which is updated as follows:

Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. Any decline in economic conditions may reduce the performance of our theatrical and home entertainment releases and purchases of our licensed consumer products, thereby reducing our revenues and earnings. We may also experience increased returns by the retailers that purchase our home entertainment releases. Further, bankruptcies or similar events by retailers may cause us to incur bad debt expense at levels higher than historically experienced. In periods of generally increasing prices, or of increased price levels in a particular sector such as the energy sector, we may experience a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended September 30, 2008.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
July 1–July 31, 2008	—	$—	—	$150,000,000
August 1–August 31, 2008	2,022,330	$30.64	2,022,330	$88,030,930
September 1–September 30, 2008	858,100	$31.21	858,100	$61,248,995

Total	2,880,430	$30.81	2,880,430

(1)	Does not include trades pending settlement as of the end of the respective period.
(2)	In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Item 5.	Other Information

Amendment and Restatement of Special Deferral Election Plan

On October 23, 2008, the Compensation Committee of the Board of Directors of the Company approved the amendment and restatement of the Company’s Special Deferral Election Plan (the “Plan”). The amendment and restatement was made generally for purposes of compliance with Section 409A of the Internal Revenue Code and did not involve any substantive changes to the previous version of the Plan. The Plan is available for executive officers and certain other highly compensated employees of the Company and its subsidiaries. The Plan generally permits eligible participants to defer up to 85% of their base salary and up to 100% of their annual incentive bonus or any special bonus or other incentive compensation which they earn. Each participant’s account under the Plan is credited with earnings, at periodic intervals, at a rate equal to the actual rate of return for such period of the investment fund or funds or index or indices selected by the participant from the range of investment vehicles offered under the Plan. Participants are permitted to designate the commencement date or event for distribution of their account balance under the Plan based on the available options under the Plan, including termination of employment, a specified date, a change in control of the Company or certain combinations of the foregoing. Each participant may also select the method of distribution in accordance with the options available under the Plan, including lump sum payment or installments over a period of up to 10 years.

The documents constituting the Plan, as amended and restated, are attached as Exhibits 10.1 and 10.2 and are incorporated by reference herein.

Time Sharing Agreement with Intellectual Ventures Management, LLC

On October 27, 2008, the Company entered into a Time Sharing Agreement for use of an aircraft that is owned by Intellectual Ventures Management, LLC (“IVM”), a company controlled by one of the Company’s directors, Nathan Myrhvold. Under this agreement, if Mr. Myrhvold uses the aircraft to attend Board meetings or other Company functions, the Company pays an hourly rate equal to two times the fuel cost, plus certain enumerated expenses such as landing fees, crew travel costs and catering.

The Time Sharing Agreement is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Resignation of David Geffen as Director

On October 28, 2008, David Geffen, one of the Company’s directors and a significant stockholder, informed the Company that he was resigning as a director effective immediately.

Amended and Restated Employment Agreement with Ann Daly

On October 23, 2008, the Company’s Compensation Committee (the “Compensation Committee”) voted to approve an amended and restated employment agreement between the Company and Ann Daly (the “Restated Agreement”). The Restated Agreement amends and restates in its entirety the Company’s previous employment agreement with Ms. Daly, dated as of October 25, 2007 (the “Prior Agreement”).

Term. The Restated Agreement extends the term of Ms. Daly’s employment to December 31, 2013.

Title. Pursuant to the Restated Agreement, Ms. Daly’s title will remain Chief Operating Officer of the Company.

Salary. Under the Restated Agreement, Ms. Daly will have an annual base salary of $1,012,000.

Initial Award of Performance-Based Restricted Stock Units. The Restated Agreement provides that Ms. Daly will receive an award of performance-based restricted stock units having a grant-date value targeted at $9,000,000.

Annual Incentive Awards. Commencing in 2011, Ms. Daly will receive an annual equity award with a grant-date value of $500,000 in lieu of additional salary. In addition, subject in all instances to the discretion of the Compensation Committee, Ms. Daly will continue to be eligible to receive an annual cash or equity incentive award with a target value of $750,000. The actual incentive award received will depend on the Company’s performance.

Long-Term Equity Incentive Awards. Commencing in 2011, Ms. Daly will be eligible, subject to annual approval by the Compensation Committee, to receive annual equity incentive awards of restricted stock and stock options (or such other form of equity-based compensation as the Compensation Committee may determine) with a grant-date value targeted at $2,500,000.

In addition to the compensation described above, Ms. Daly is eligible for certain other benefits (such as reimbursement of business expenses).

Termination Events. As provided in the Prior Agreement, the Restated Agreement provides that the Company may terminate Ms. Daly’s employment during the employment period with or without cause (as defined in the Restated Agreement) and Ms. Daly may terminate her employment for good reason (as defined in the Restated Agreement).

If the Company terminates Ms. Daly’s employment other than for cause, incapacity or death, or Ms. Daly terminates her employment for good reason, the Company will generally continue her base salary (including, if employment terminates on or after January 1, 2011, the value of any equity awards made in lieu of Ms. Daly’s base salary) and benefits until expiration of the term of the Restated Agreement. Ms. Daly will also receive an annual cash amount equal to the average annual bonuses that have been paid to her during the three immediately preceding years until expiration of the term of the Restated Agreement. Moreover, all equity-based compensation held by Ms. Daly will generally accelerate vesting (with respect to grants having performance-based vesting criteria, on the basis that any mid-range or target goals have been achieved) and remain exercisable for the remainder of the term of the grant. In addition, if Ms. Daly’s employment is involuntarily terminated or she terminates her employment for good reason within 12 months following a change of control (as defined in the Restated Agreement), the Restated Agreement provides that the annual cash amounts described above will continue for the greater of (i) the remaining term of the Restated Agreement or (ii) two years.

In the event that Ms. Daly dies or becomes disabled during the term, the Restated Agreement provides for the receipt of continued salary (in the case of disability, at a rate equal to 50% of Ms. Daly’s base salary) and other benefits for a specified term. The Restated Agreement also provides that Ms. Daly will be entitled to receive or exercise a percentage of each equity award determined based on the length of time she was employed prior to death or disability (in the case of awards having performance-based vesting criteria, subject to attainment of the applicable performance goals) and Ms. Daly will receive credit for the shorter of (A) an additional year of service or (B) 50% of the remaining term of the Restated Agreement. The exercisable portion of any equity award will remain exercisable for the remaining term of the grant.

Following the end of the term of the Restated Agreement (provided Ms. Daly’s employment has not earlier terminated), the Restated Agreement provides that Ms. Daly will be entitled to all equity-based compensation that has vested and, if she retires from the Company, her equity-based compensation that has not vested will become vested, provided that any such compensation will continue to be subject to the achievement of any applicable performance goals. All options and other similar awards will remain exercisable for the remaining original term of the grant. Ms. Daly will be considered to have retired from the Company if her employment with the Company terminates within 30 days following the end of the term of the Restated Agreement and, as of such date, she is 55 years old and the sum of her age and years of service with the Company is at least 70. In the event that an employment agreement between the Company and Jeffrey Katzenberg provides for vesting of Mr. Katzenberg’s equity-based compensation awards in connection with the expiration of such agreement on terms that are more favorable than provided in the Restated Agreement, Ms. Daly will generally be entitled to be treated similarly. If Ms. Daly does not retire following the end of the term of the Restated Agreement, her outstanding equity-based compensation awards will continue to vest during her continued employment in accordance with their terms and any new employment agreement between Ms. Daly and the Company.

If Ms. Daly’s employment is terminated by the Company for cause, she will not be entitled to any equity-based compensation that has not already vested, although she will be entitled to payment for any unpaid base salary and any additional non-contingent cash compensation earned prior to termination.

Change of control. In the event of a change of control, all unvested equity-based compensation held by Ms. Daly will remain unvested and continue to vest in accordance with its terms. However, unless outstanding awards are assumed or substituted for with new awards covering stock of a successor corporation in the event of a change of control, all such equity-based compensation will accelerate vesting (with respect to grants having performance-based vesting criteria, on the basis that any mid-range or target goals have been achieved) immediately prior to the change of control. In the event that, during the 12-month period following a change of control, Ms. Daly’s employment is terminated by the Company other than for cause or by her for good reason, all equity-based compensation held by Ms. Daly will accelerate vesting (with respect to grants having performance-based vesting criteria, on the basis that any mid-range or target goals have been achieved) and remain exercisable for the remainder of the term of the grant.

Miscellaneous. The Company has agreed to indemnify Ms. Daly to the fullest extent permitted by law against any claims or losses arising in connection with her service to the Company or any affiliate. In addition, the Company will indemnify Ms. Daly, on a fully grossed-up basis, for any tax imposed by Section 4999 of the Code on “excess parachute payments” (as defined in Section 280G of the Code) in connection with certain changes in control; provided, however, that if the “excess parachute payments” are no more than 10% greater than the amount that could be paid without causing tax liability under Section 4999, then the payments to Ms. Daly will be reduced such that no tax liability is incurred. If any payment due to Ms. Daly is subject to a six-month delay pursuant to Section 409A of the Code, the Company will pay interest on such delayed payments. Ms. Daly has agreed to non-competition, non-solicitation and confidentiality provisions in the Restated Agreement. In certain instances (e.g., the treatment of Ms. Daly’s outstanding equity awards upon a change of control), if any other Company executive officer is entitled to more favorable treatment than provided in the Restated Agreement, Ms. Daly will be entitled to be treated similarly.

The foregoing description of the Restated Agreement is qualified in its entirety by reference to the Restated Agreement, which is attached as Exhibit 10.8 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Items 3 and 4 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Special Deferral Election Plan

10.2	Special Deferral Election Plan—Adoption Agreement

10.3	Repurchase Agreement dated as of August 11, 2008 by and between the Company and The Wunderkinder Foundation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 13, 2008

10.4	Time Sharing Agreement dated as of October 16, 2008 by and between the Company and Amblin’ Films, LLC incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 22, 2008

10.5	Time Sharing Agreement dated as of October 27, 2008 by and between the Company and Intellectual Ventures Management, LLC

10.6	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (to be used for grants to Roger Enrico)

10.7	Form of Restricted Share Award Agreement

10.8	Amended and Restated Employment Agreement dated as of October 23, 2008 by and between DreamWorks Animation SKG, Inc. and Ann Daly

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: October 28, 2008	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Special Deferral Election Plan

10.2	Special Deferral Election Plan—Adoption Agreement

10.3	Repurchase Agreement dated as of August 11, 2008 by and between the Company and The Wunderkinder Foundation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 13, 2008

10.4	Time Sharing Agreement dated as of October 16, 2008 by and between the Company and Amblin’ Films, LLC incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 22, 2008

10.5	Time Sharing Agreement dated as of October 27, 2008 by and between the Company and Intellectual Ventures Management, LLC

10.6	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (to be used for grants to Roger Enrico)

10.7	Form of Restricted Share Award Agreement

10.8	Amended and Restated Employment Agreement dated as of October 23, 2008 by and between DreamWorks Animation SKG, Inc. and Ann Daly

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.