Form 10-K
period 2008-12-31
DreamWorks Animation SKG, Inc.
filed 2009-02-25
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,318,398,045 using the closing price of $29.81 as reported by the New York Stock Exchange as of such date. As of such date, non-affiliates held no shares of Class B common stock. There is no active market for the Class B common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons filing Schedules 13G with respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 30, 2008.

As of January 30, 2009, there were 77,936,162 shares of Class A common stock and 11,419,461 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2009 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.

Form 10-K

For the Year Ended December 31, 2008

Unless the context otherwise requires, the terms “DreamWorks Animation,” the “Company,” “we,” “us” and “our” refer to DreamWorks Animation SKG, Inc., its consolidated subsidiaries, predecessors in interest and the subsidiaries and assets and liabilities contributed to it by the entity then known as DreamWorks L.L.C. (“Old DreamWorks Studios”) on October 27, 2004 (the “Separation Date”) in connection with our separation from Old DreamWorks Studios (the “Separation”), including Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images, LLC (“PDI LLC”).

PART I

Item 1.	Business

Overview

DreamWorks Animation is principally devoted to developing and producing computer-generated, or CG, animated feature films. We have released a total of 17 animated feature films, 11 of which have been CG animated feature films, and one direct-to-video title. Shrek the Third, Shrek 2 and Madagascar were the highest-grossing animated films in the domestic box office in their respective years of release, and Shrek 2 remains the highest-grossing animated film, as well as the third-highest grossing film, of all time in the domestic box office. The table below lists our animated films produced and released since 2006.

Film	Domestic Theatrical Release Date	Domestic Box Office(1) (as of 12/31/08)	Worldwide Home Video Units(2) (as of 12/31/08)		Worldwide Home Entertainment Revenue(3) (as of 12/31/08)
Madagascar: Escape 2 Africa	November 2008	$175.7 million	N/A	(4)	N/A	(4)
Kung Fu Panda	June 2008	$215.4 million	11.2 million	(5)	$168.0 million	(5)
Bee Movie	November 2007	$126.6 million	8.4 million		$124.6 million
Shrek the Third	May 2007	$322.7 million	21.4 million		$336.0 million
Flushed Away	November 2006	$ 64.7 million	8.4 million		$110.4 million
Over the Hedge	May 2006	$155.0 million	16.9 million		$241.5 million

(1)

Source: Nielsen EDI. Box office receipts represent the amounts collected by domestic theatrical exhibitors for exhibition of films and do not represent measures of our revenue. In the past, our distributors’ percentage of domestic box office receipts has generally ranged from an effective rate of 49% to 56%, depending on the financial success of the motion picture and the number of weeks that it plays at the box office. For a discussion of how we recognize revenues on our films under our third-party distribution agreements, please see “—Distribution and Servicing Arrangements” herein.

(2)	Represents worldwide home video units shipped, less actual returns and an estimated provision for future returned units.
(3)	Represents worldwide home entertainment revenue, less actual returns and an estimated provision for future returned units.
(4)	Madagascar: Escape 2 Africa was released in the home entertainment market on February 6, 2009.
(5)	Kung Fu Panda was released in the domestic home entertainment market on November 9, 2008.

Historically, our business plan has generally been to release two CG animated feature films per year. During 2008, we released two CG animated feature films, Kung Fu Panda and Madagascar: Escape 2 Africa, which were released into the domestic theatrical market on June 6, 2008 and November 7, 2008, respectively. We expect to release one CG animated film, Monsters vs. Aliens, in 2009. We are currently producing three additional feature films that we expect to release in 2010. In addition, we have a substantial number of projects in creative and story development that are expected to fill the release schedule in 2011 and beyond. In 2007, we announced that all of our films, beginning with the release of Monsters vs. Aliens in 2009, will be released in stereoscopic 3D.

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

Our feature films are currently the source of substantially all of our revenue. We derive revenue from our distributors’ worldwide exploitation of our feature films in theaters and in ancillary markets such as home entertainment and pay and free broadcast television. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. Effective January 31, 2006, our results reflect our distribution, servicing and other arrangements with Paramount Pictures Corporation and its affiliates and related entities, including Old DreamWorks Studios (collectively “Paramount”). Beginning with the fourth quarter of 2004 and continuing through January 31, 2006, our results reflect the effects of our distribution, servicing and other arrangements with Old DreamWorks Studios as also discussed. For a discussion of our distribution arrangements prior to January 31, 2006, see our Annual Report on Form 10-K for the year ended December 31, 2007. For a discussion of the Company’s business segment and of geographic information about the Company’s revenues, please see the Company’s consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Company History

Prior to the Separation on October 27, 2004, we were a business division of Old DreamWorks Studios, the diversified entertainment company formed in October 1994 by Steven Spielberg, Jeffrey Katzenberg and David Geffen. As a division of Old DreamWorks Studios, we conducted our business primarily through Old DreamWorks Studios’ animation division. On October 28, 2004, our Class A common stock began trading on the New York Stock Exchange in connection with our initial public offering.

In connection with the Separation, we entered into a separation agreement (the “Separation Agreement”) and a number of other agreements with Old DreamWorks Studios to accomplish the Separation and establish the terms of our other relationships with Old DreamWorks Studios. We completed the Separation in connection with our initial public offering in October 2004 by the direct transfer of certain of the assets and liabilities that comprise our business. Old DreamWorks Studios also transferred certain of its subsidiaries to us.

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff are based, was custom built in 1997.

We generally retain the exclusive copyright and other intellectual property rights to all of our films and characters, other than (i) co-ownership of the copyright and other intellectual property rights (including characters) in and to films co-produced with Aardman Animations, Ltd. (“Aardman”), and (ii) Wallace & Gromit: The Curse of the Were-Rabbit, a film owned by Aardman for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets.

Projects in Production and Development

We are currently producing five CG-animated feature films for release between 2009 and 2011. In addition, we have a substantial number of projects in development that are expected to fill our release schedule in late 2011 and beyond. The table below lists all of our films in various stages of pre-production and production that are expected to be released through the second quarter of 2011.

Title	Expected Release Date*
Monsters vs. Aliens	March 27, 2009
How to Train Your Dragon	March 2010
Shrek Goes Fourth	Second Quarter 2010
Mastermind (working title)	Fourth Quarter 2010
Kung Fu Panda 2	Second Quarter 2011

*	Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of their completion can be significantly delayed.

The Company is in the process of expanding its business to include other forms of entertainment content besides its animated feature films. The Company is currently developing two animated TV specials for airing on network television in late 2009, one based on its Madagascar franchise and the other based on its 2009 theatrical release, Monsters vs. Aliens. The Company is also developing additional animated TV specials for airing in subsequent years. In December 2008, the Company’s Shrek the Musical debuted on Broadway. The play is based on the Company’s first Shrek film. The Company is also currently developing an online virtual world game based on Kung Fu Panda. The Company expects that this game will be available beginning in late 2009.

The Company currently expects that the animated television series, The Penguins of Madagascar, which was developed and produced by Nickelodeon based on the characters from the Madagascar franchise, will debut on the Nickelodeon network in March 2009. Nickelodeon is also in the process of developing an animated series based on the Company’s 2008 theatrical release, Kung Fu Panda.

Distribution and Servicing Arrangements

On January 31, 2006, Viacom Inc. and certain of its affiliates (collectively, “Viacom”) (including Paramount) acquired Old DreamWorks Studios. In connection with this transaction, we terminated our prior distribution agreement with Old DreamWorks Studios (the “Old DreamWorks Studios Distribution Agreement”). Effective January 31, 2006, the worldwide theatrical and television distribution and home video fulfillment services for our films released after January 31, 2006 have been provided by Paramount. A detailed discussion of our distribution and fulfillment services agreements with Paramount is provided immediately below. For the period beginning October 1, 2004 to January 31, 2006, our films were distributed in the domestic theatrical and worldwide television market directly by Old DreamWorks Studios and in international theatrical and worldwide home entertainment markets by Universal Studios, Inc. (“Universal Studios”), as an approved subdistributor and fulfillment services provider of Old DreamWorks Studios, in each case pursuant to the terms of the Old DreamWorks Studios Distribution Agreement. For a detailed discussion of these prior distribution and servicing arrangements, please see our Annual Report on Form 10-K for the year ended December 31, 2007.

How We Distribute, Promote and Market our Films

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

Term of Agreement.    The Paramount Distribution Agreement grants Paramount the exclusive worldwide right to distribute all of our animated films, including previously released films and direct-to-video films, completed and available for release through the later of (i) our delivery to Paramount of 13 new animated feature films, and (ii) December 31, 2012, unless, in either case, the agreement is terminated earlier in accordance with its terms. To date, we have delivered a total of six animated feature films under the agreement. If we or Paramount terminate the Paramount Distribution Agreement, our existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that we have pre-approved. Paramount has entered into sub-distribution agreements with CJ Corporation and its affiliate CJ Entertainment (collectively, “CJ Entertainment”) for the distribution of our pictures in Korea (and with respect to Shrek the Third, China) under the Paramount Distribution Agreement.

The distribution rights granted to Paramount generally include (i) domestic and international theatrical exhibition, (ii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iii) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions, and (iv) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing at the time of delivery. We retain all other rights to exploit our films, including domestic and international home entertainment exhibition and video-on-demand exhibition rights (and we have engaged Paramount under the Paramount Fulfillment Services Agreement to render services in connection with our exploitation of these rights on a worldwide basis), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Once Paramount has acquired the license to distribute one of our animated feature films or direct-to-video films, Paramount generally will have the right to exploit the film in the manner described above for 16 years from such film’s initial general theatrical release (with respect to theatrical films) or 10 years from such film’s initial general home entertainment release (with respect to direct-to-video films) unless, in either case, the Paramount Distribution Agreement is terminated earlier in accordance with its terms.

Distribution Services.    Paramount is responsible for the worldwide distribution in the media mentioned above of all of our animated films, but may engage one or more sub-distributors and service providers in those territories and media in which Paramount subdistributes all or substantially all of its motion pictures, subject to our prior written approval. Our grant of distribution rights to Paramount is expressly subject to certain existing subdistribution and license agreements previously entered into by Old DreamWorks Studios. Pursuant to the Paramount Distribution Agreement, we are required to continue to license directly to Old DreamWorks Studios those distribution rights in and to our existing and future animated films, to the extent necessary for Old DreamWorks Studios to comply with such existing subdistribution and license agreements. Upon expiration of Old DreamWorks Studios’ existing agreements, all distribution rights that are subject to such agreements shall be automatically granted to Paramount for the remainder of the term of the Paramount Distribution Agreement (e.g., the existing arrangement with CJ Entertainment).

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

Signing Bonus; Reimbursement Amounts.    Pursuant to the terms of the Paramount Distribution Agreement, we received a $75 million cash signing bonus from an affiliate of Paramount, which we used towards the repayment of existing indebtedness to Universal Studios as required in connection with the termination of the Old DreamWorks Studios Distribution Agreement and the Universal Agreements (as defined below). Paramount also agreed to pay us an annual cost reimbursement amount during the period that we are delivering new films to Paramount pursuant to the Paramount Distribution Agreement. During the year ended December 31, 2008, the amount of this cost reimbursement paid by Paramount was approximately $9.0 million.

Nickelodeon Television Development.    As part of the Paramount Distribution Agreement, we agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop television properties based on our films and the characters and elements contained in those films. The license to Paramount is expressly conditioned on Nickelodeon continuing to develop and commence production on television programs based on our film properties. We also retain the right to co-produce any television programs and maintain all customary creative approvals over any production utilizing our film properties, including the selection of the film elements to be used as the basis for any television productions. The Company currently expects that the animated television series, The Penguins of Madagascar, will debut on the Nickelodeon network in March 2009. Nickelodeon is also in the process of developing an animated series based on the Company’s 2008 theatrical release, Kung Fu Panda.

Additional Services.    Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide us at minimal cost certain production-related services, including but not limited to film music licensing, archiving of film materials, credits and assistance as well as information technology oversight, participation and residual accounting and travel.

Termination.    Upon the occurrence of certain events of default, which include the failure of either party to make a payment and the continuance thereof for five business days, material uncured breach of the agreement and certain bankruptcy-related events, the non-breaching party may terminate the agreement. If we fail to deliver to Paramount three qualifying theatrical films per five-year period, if applicable, of the Paramount Distribution Agreement (e.g., three films within the first five years, six films within the first 10 years), then Paramount has the right to terminate the agreement. In addition, if Paramount is in breach or default under any sub-distribution or third-party service agreements that have been pre-approved by us, and such breach or default has or will have a material adverse effect on Paramount’s ability to exploit the distribution rights in accordance with the terms of the Paramount Distribution Agreement, then we may terminate the agreement. If we terminate the agreement, we generally can require Paramount to stop distributing our films in the various territories and markets in which Paramount directly distributes our films, or we can terminate the remaining term of the Paramount Distribution Agreement, but require Paramount to continue distributing our films that are currently being distributed or are ready for release pursuant to the Paramount Distribution Agreement, subject, in each case, to the terms of any output agreements (such as any agreements that we may have with any television networks) or other agreements to which the films are then subject (provided that Paramount continues to pay us all amounts required to be paid to us and to perform its other obligations pursuant to the Paramount Distribution Agreement). Unless otherwise agreed, termination of the Paramount Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. Moreover, we can elect to terminate the Paramount Distribution Agreement and, in our sole discretion, the Paramount Fulfillment Services Agreement, after January 1, 2011, if we experience a change in control (as defined therein) and pay a one-time termination fee. The amount of the termination fee is $150 million if we terminate the Paramount Distribution Agreement on January 1, 2011, and the amount of the termination fee reduces ratably to zero during the period from January 2, 2011 to December 31, 2012. Upon termination by either party of the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, we have the corresponding right to terminate the other agreement at our sole election.

Paramount Fulfillment Services Agreement

The following is a summary of the Paramount Fulfillment Services Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors in our common stock are encouraged to read the Paramount Fulfillment Services Agreement.

Term of Agreement and Exclusivity.    Under the Paramount Fulfillment Services Agreement, we have engaged Paramount, on an exclusive basis, to render worldwide home video fulfillment services and video-on-demand services for all films previously released for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement with respect to which we own or control the requisite rights at the time of delivery. Once Paramount has been engaged to render fulfillment services for one of our animated feature films or direct-to-video films, Paramount generally has the right to render such services in the manner described herein for 16 years from such film’s initial general theatrical release (with respect to theatrical films) or 10 years from such film’s initial general home entertainment release (with respect to direct-to-video films), as applicable unless, in each case, the Paramount Fulfillment Services Agreement is terminated earlier in accordance with its terms.

Fulfillment Services.    Paramount is responsible for preparing marketing and home entertainment distribution plans with respect to our home entertainment releases, as well as arranging necessary third party services, preparing artwork, making media buys for product marketing, maintaining secure physical inventory sites and arranging shipping of the home entertainment units.

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

Expenses and Fees.    The Paramount Fulfillment Services Agreement requires Paramount to pay all expenses relating to home entertainment distribution, including marketing, manufacturing, development and shipping costs and all services fees paid to subcontractors, excluding contingent compensation and residual costs (collectively, “Home Video Fulfillment Expenses”). The Paramount Fulfillment Services Agreement provides that we and Paramount will mutually agree on the amount of Home Video Fulfillment Expenses to be incurred. However, in the event of a disagreement, Paramount’s decision, based on its good-faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Home Video Fulfillment Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less-restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Home Video Fulfillment Expenses incurred to release our three most recent event films, as measured on a rolling basis, subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Home Video Fulfillment Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

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

Consumer Products

Our Consumer Products group manages the licensing of our film elements and characters, strategic alliances and all promotional programs. These relationships typically take one of two forms—long-term, multi-picture agreements or property-by-property, one-time license or promotional marketing campaigns.

Licensing

We have entered into strategic licensing arrangements with a number of well-known consumer products companies that generate guarantees and royalty-based revenues. In general, pursuant to these agreements, we provide a license to use our characters and film elements in connection with merchandise in exchange for a percentage of net sales of those products.

We currently have multi-picture agreements with Activision for video games and Hallmark for party goods and greeting cards. Our single-picture licenses include, among others, Aquawood, LLC dba Toyquest (as the master toy licensee), Glu Mobile (licensed for wireless mobile games) and Rubies Costumes (licensed for Halloween costumes and accessories) for Monsters vs. Aliens and DecoPac, Inc. (licensed for cake decorations) and Kappa Graphic (licensed for coloring and activity books) for How To Train Your Dragon.

In 2008, the Company announced that it had entered into a master license agreement with Tatweer Dubai LLC (“Tatweer”). Under this agreement, the Company will license certain of its characters for use in connection with a planned DreamWorks theme park in Dubai. The agreement also grants Tatweer the right to use the Company’s characters in connection with themed hotels, restaurants and other tourism projects.

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

We currently have strategic alliances with McDonald’s, Hewlett-Packard and Intel. In addition, we have single-picture promotions in place for our motion pictures, such as with Energizer Battery and ConAgra Foods for Monsters vs. Aliens. We also have similar promotional relationships with brand leaders, such as Bimbo, S.A. de C.V., Sabritas and Meals de Columbia, S.A. in the international marketplace for our movies.

We believe these relationships are mutually valuable. We benefit because of the substantial consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

How We Develop and Produce our Films

The CG Animated Filmmaking Process

The filmmaking process starts with an idea. Inspiration for a film comes from many sources—from our in-house staff, from freelance writers or from existing literary works. Successful ideas are generally written up as a treatment (or story description) and then proceed to a screenplay, followed by the storyboarding process and then finally into the production process. Excluding the script and early development phase, the production process, from storyboarding to filming out the final image, can take approximately three to four years.

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

Our Technology

Our technology plays an important role in the production of our films. Our focus on user interface and tool development enables our artists to use existing and emerging CG technologies, allowing us to leverage our artistic talent. In addition, we have strategic relationships with leading technology companies that allow us to benefit from third-party advancements and technology at the early stages of their introduction.

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

Competition for Film Audiences.    Our primary competition comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its domestic box-office performance. Because we currently expect to release a few films per year, our objective is to produce so-called “event” films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of other films targeting similar audiences. In this regard, we pay particular attention to the expected release dates of other films produced by other animation studios, although we also pay attention to the expected release dates of live-action and other “event” films that are vying for similar broad audience appeal.

Disney/Pixar, Sony Entertainment and Fox Entertainment’s Blue Sky Studios are currently the CG animation studios that we believe target similar audiences and have comparable CG animated filmmaking capabilities. In addition, other companies and production studios continue to release animated films, including CG animated films, which can affect the market in which our films compete.

Competition in Home Entertainment.    In the home entertainment market, our films and television entertainment compete with not only other theatrical titles or direct-to-video titles and television series titles, but also other forms of home entertainment, such as Internet-based or console games. As competition in the home entertainment market increases, consumers are given a greater number of choices for home entertainment products. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Over the past several years, there has been an increase in the number of titles available in the home entertainment market at any given period. Additionally, the increased number of titles in the home entertainment market has increased the competition for shelf space given by retailers for any specific title.

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

Employees

As of December 31, 2008, we employed approximately 1,700 people, many of whom were covered by employment agreements, which generally include non-disclosure agreements. Of that total, approximately two-thirds were directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 235 were primarily engaged in supporting and developing our animation technology, and approximately 365 worked on general corporate and administrative matters, including our licensing and merchandising operations. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 620 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under three industry-wide collective bargaining agreements to which we are a party, namely agreements with Locals 700 and 839 of the International Alliance of Theatrical Stage Employees (“IATSE”), which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild (“SAG”), which generally covers artists such as actors and singers. The collective bargaining agreements with IATSE expire in July 2009. The collective bargaining agreement with SAG expired in June 2008 and, as of the date of this filing, the parties have not entered into a replacement agreement. We believe that our employee and labor relations are good.

Recent Developments

Adoption of Executive Bonus Performance Criteria

On February 19, 2009, the Company’s Compensation Committee approved the performance criteria for the cash bonuses for Lewis Coleman, Ann Daly and William Damaschke for the year ending December 31, 2009. For 2009, these named executive officers will be eligible to receive a bonus under the Company’s 2008 Annual Incentive Plan (the “2008 Plan”) based on the Company’s 2009 return on equity. The target bonus amounts (pursuant to the terms of their respective employment agreements) for Mr. Coleman, Ms. Daly and Mr. Damaschke are $1,000,000, $750,000 and $400,000 respectively, and the maximum bonus amounts are $2,000,000, $1,500,000 and $800,000, respectively. Actual bonuses payable for 2009, if any, will vary depending on the extent to which performance meets, exceeds or falls short of the established performance goals for the year. In addition, the Compensation Committee retains negative discretion to decrease the bonuses that would be payable to these named executive officers regardless of the Company’s performance in 2009.

Listing on NASDAQ

On February 13, 2009, the Company provided written notice to the NYSE that the Company expects to voluntarily cease trading on the NYSE, effective on or about February 25, 2009, and intends to transfer its listing to the NASDAQ to commence trading on or about February 26, 2009. The Company’s common stock has been approved for listing on the NASDAQ, and the Company’s Class A Common Stock, par value $0.01 per share, will trade under the stock symbol “DWA”.

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

Our common stock is currently listed on the NYSE under the symbol “DWA.” You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at http://www.DreamworksAnimation.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with, or furnishing them to, the SEC. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC. In June 2008, we filed with the NYSE our Chief Executive Officer’s annual certification regarding compliance with the NYSE’s corporate governance standards as required by Section 303A.12(a) of the NYSE’s Listed Company Manual. The certification was made without qualification. We are also filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K.

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

In general, the economic success of a motion picture is dependent on its domestic theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any net revenues for such film from Paramount. In the past (including in the past three years), some of our films have not recovered their production costs, after recoupment of marketing, fulfillment services and distribution costs, in an acceptable timeframe or at all.

Our business is currently dependent upon the success of a limited number of film releases each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results.

Historically our business plan has been to release two CG animation feature films per year. The unexpected delay in release or commercial failure of just one of these films can have a significant adverse impact on our results of operations in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. The limited number of films that we release each year magnifies fluctuations in our earnings. Therefore, our reported results for quarterly and annual periods may be skewed based on the release dates of our films, which could result in volatility in the price of our Class A common stock. In addition, we can make no assurances that home entertainment wholesale prices can be maintained at current levels due to marketplace or other factors. In 2005, the home entertainment performance of our films was adversely affected by changes in the home entertainment market. The current economic downturn has also negatively affected the home entertainment performance of our films.

Our operating results fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual operating results because of a variety of factors, including the following:

•	the potential varying levels of success of our feature films and other entertainment;

•	the timing of the domestic and international theatrical releases and home entertainment release of our feature films;

•

our distribution arrangements with Paramount, which cause us to recognize significantly less revenue from a film in the period of a film’s initial theatrical release than we would absent these agreements; and

•	the timing of development expenses and varying levels of success of our new business ventures.

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

We currently operate principally in one business, the production of CG animated feature films, and our lack of a diversified business could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we currently depend primarily on the success of our feature films. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. In this regard, the acquisition of Pixar by Disney gives Pixar the benefits of being part of a large, diversified corporate group. We, on the other hand, currently derive substantially all of our revenue from a single source—our CG animated feature films—and our lack of a diversified business model could adversely affect us if our films fail to perform to our expectations.

The Company has recently developed and is currently in the process of developing a number of non-CG animated feature film projects, which will involve upfront and ongoing expenses and may not ultimately be successful.

The Company has recently developed and is currently developing a number of non-CG animated feature film projects as part of the Company’s plan of diversifying its revenue sources. These projects include a Broadway musical, animated television specials and an online virtual world. These projects require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company’s management resources. While the Company currently believes that it has adequate sources of capital to fund these development and operating expenditures, there can be no assurances, especially in the current credit markets, that such resources will be available to the Company. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we can not provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful.

We cannot predict the effect that rapid technological change, emerging distribution channels or alternative forms of entertainment may have on us or the motion picture industry.

The entertainment industry in general, and the motion picture industry in particular, continue to undergo significant changes, due, in part, to technological developments. Due to rapid growth of technology and shifting consumer tastes, we cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the potential revenue from and profitability of our animated feature films. In addition, certain outlets for the distribution of motion pictures may not continue to have the public acceptance that they currently have. For example, the availability of high-quality home entertainment systems may reduce the public’s desire to see motion pictures in the theaters. In addition, we cannot assure you that consumers will continue to use the DVD format for their home entertainment or whether other developing distribution channels, such as video-on-demand or Internet distribution, will be accepted by the public. Currently, a significant portion of our results of operations are due to DVD sales. During 2008, three retailers, Wal-Mart, Target and Best Buy, accounted for approximately 60% of the Company’s domestic DVD sales. If these and other retailers’ support of the DVD format decreases, the Company’s results of operations could be materially adversely affected. In addition, if other distribution channels (such as the Internet delivery of films) are accepted by the public, we cannot assure you that we will be successful in exploiting such channels. Moreover, to the extent that other distribution channels gain popular acceptance, it is possible that demand for existing distribution channels, such as DVDs, will decrease. If we are unable to successfully exploit new distribution channels or if they prove to be less profitable than existing channels, our business, results of operations or financial condition could be materially adversely affected.

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

The production and marketing of CG animated feature films is capital-intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements.

The costs to develop, produce and market a film are substantial. In 2008, for example, we spent approximately $271.0 million to fund production costs (excluding capitalized interest and overhead expense) and to make contingent compensation and residual payments. For the year ending December 31, 2009, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense) and to make contingent compensation and residual payments (on films released to date) will be approximately $320.0 million. In addition, contingent compensation related to our 2009 release could be significant. Although we retain the right to exploit each of the films that we have previously released, the size of our film library is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our $125 million revolving credit facility. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new CG animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

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

Beginning with the release of Monsters vs. Aliens in 2009, we expect that all of our films will be released in stereoscopic 3D. The Company has implemented, and expects to continue to implement, a number of changes to its production processes in order to produce stereoscopic 3D films. These changes will increase the costs of producing our films, which may make it more difficult for a film to generate a profit. There are currently a limited number of movie theaters that are capable of screening films in stereoscopic 3D. Additionally, other entertainment companies have announced plans to release films in stereoscopic 3D, which will increase the competition for 3D screens. While we believe that the number of 3D-capable movie theaters will increase over time, the costs to theater owners of purchasing 3D screening equipment may slow this increase, especially if theater owners are concerned about the availability of sufficient 3D titles to justify the expense. While we believe that consumers will find the 3D movie experience to be at least as enjoyable as the current two-dimensional experience, there can be no assurances about ultimate audience acceptance of the format. There can also be no assurances that a sufficient number of consumers will be willing to pay higher ticket prices for stereoscopic 3D films, which may make it more difficult for us to recover the higher production costs.

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

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. Any decline in economic conditions may reduce the performance of our theatrical and home entertainment releases and purchases of our licensed consumer products, thereby reducing our revenues and earnings. We may also experience increased returns by the retailers that purchase our home entertainment releases. Further, bankruptcies or similar events by retailers, theater chains, television networks, other participants in our distribution chain or other sources of revenue may cause us to incur bad debt expense at levels higher than historically experienced or otherwise cause our revenues to decrease. In periods of generally increasing prices, or of increased price levels in a particular sector such as the energy sector, we may experience a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

The seasonality of our businesses could exacerbate negative impacts on our operations.

Our business is normally subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates for theatrical and home entertainment are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in our consumer products business are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in the fiscal quarter of a film’s theatrical release. Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of our theatrical or home entertainment releases), the effect could have a disproportionate effect on our results for the year.

Strong existing film studios competing in the CG animated film market and the entrance of additional competing film studios could adversely affect our business in several ways.

CG animation has been successfully exploited by a growing number of film studios since the first CG animated feature film, Toy Story, was released by Pixar in 1995. In the past several years, a number of studios have entered the CG animated film market, thus increasing the number of CG animated films released per year. There are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional animation companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

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

Our scheduled releases of CG animated feature films and other projects may place a significant strain on our resources.

We have established multiple creative and production teams so that we can simultaneously produce more than one CG animated feature film. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our entertainment projects. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our projects will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

We are dependent on Paramount for the distribution and marketing of our feature films and related products.

In January 2006, we entered into the Paramount Agreements pursuant to which Paramount and certain of its affiliates are responsible for the worldwide distribution and servicing of all of our films in substantially all audio-visual media. If Paramount fails to perform under either of the Paramount Agreements, it could have a material adverse effect on our business reputation, operating results or financial condition. In addition, our grant of distribution and servicing rights to Paramount is expressly subject to certain existing sub-distribution, servicing and license agreements previously entered into by Old DreamWorks Studios. Pursuant to the Paramount Agreements, we will continue to license to Old DreamWorks Studios those distribution and servicing rights in and to existing and future films, to the extent necessary for Old DreamWorks Studios to comply with such existing sub-distribution, servicing and license agreements, including the existing sub-distribution, servicing and licensing agreements that Old DreamWorks Studios has entered into with other third-party distributors and service providers. Upon expiration of our existing agreements, all distribution and servicing rights that are subject to such agreements will be automatically granted to Paramount for the remainder of the term of the Paramount Agreements. We cannot assure you that, upon expiration of such agreements, Paramount will be able to replace such sub-distribution, servicing and license agreements that are on terms as favorable as Old DreamWorks Studios’ existing sub-distribution, servicing and license agreements. For a description of the terms of the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement, see “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films.”

Although the Paramount Agreements obligate Paramount to distribute and service our films, Paramount is able to terminate the agreements upon the occurrence of certain events of default, including a failure by us to deliver to Paramount a minimum number of films over specified time periods. We are also able to terminate the agreements upon the occurrence of certain events of default. If Paramount fails to perform under the Paramount Agreements or the agreements are terminated, we may have difficulty finding a replacement distributor and service provider, in part because our films could continue to be subject to the terms of the existing sub-distribution, servicing and licensing agreements that Old DreamWorks Studios, Paramount or both have entered into with third-party distributors and service providers. We cannot assure you that, as a result of existing agreements or for other reasons, we will be able to find a replacement distributor or service provider on terms as favorable as those in the Paramount Agreements.

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

Old DreamWorks Studios and Paramount provide us with certain services, which, if terminated, may increase our costs in future periods.

At the time of the Separation, we entered into a Services Agreement with Old DreamWorks Studios whereby Old DreamWorks Studios agreed to provide us with certain accounting, insurance administration, risk management, information systems management, tax, payroll, legal and business affairs, human resources administration and other general support services. In addition, pursuant to the Services Agreement, we provided Old DreamWorks Studios with office space at our Glendale facility, facilities management, information technology equipment purchasing services and limited legal services. As a result of Viacom’s acquisition of Old DreamWorks Studios, (i) we and Old DreamWorks Studios agreed to terminate certain services provided to us by Old DreamWorks Studios under the Services Agreement as of January 31, 2006, (ii) we and Old DreamWorks Studios agreed to continue to provide other specified services to each other under the Services Agreement for transitional periods, (iii) we and Old DreamWorks Studios agreed to continue to provide other services to each other until such services are terminated in accordance with the Services Agreement, and (iv) under the terms of the Paramount Distribution Agreement with us, Paramount and certain of its affiliates agreed to provide us with the following services: music licensing, music and creative, music business affairs, story department, archiving of film materials, casting, information technology, travel, the calculation and administration of residuals and contingent compensation for our motion pictures, and compiling, preparing and checking credits to be accorded on our films and working and complying with MPAA rules and regulations (including obtaining the MPAA rating for all of our motion pictures).

Both Old DreamWorks Studios and we have the right, upon notice, to terminate any or all of the services either party is providing under the Services Agreement. Paramount has the right to terminate a service Paramount is providing under the Paramount Distribution Agreement if we are in breach of a material provision related to such service. If any of the services provided to us under the Services Agreement by Old DreamWorks Studios or the Paramount Distribution Agreement by Paramount is terminated, we will be required to either enter into a new agreement with Old DreamWorks Studios, Paramount or another services provider or assume the responsibility for these functions ourselves. If we were to enter into a new agreement with Old DreamWorks Studios or Paramount regarding any such terminated services, hire a new services provider or assume such services ourselves, the economic terms of the new arrangement may be less favorable than our current arrangement with Old DreamWorks Studios or Paramount (as applicable), which may adversely affect our business, financial condition or results of operations.

We face risks relating to the international distribution of our films and related products.

Because we have historically derived approximately 40% of our revenue from the exploitation of our films in territories outside of the United States, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•

fluctuating foreign exchange rates. For a more detailed discussion of the potential effects of fluctuating foreign exchange rates, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” herein;

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

Unauthorized copying and piracy are prevalent in various parts of the world, including in countries where we may have difficulty enforcing our intellectual property rights. Motion picture piracy is made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures. The introduction of stereoscopic 3D technology in films may temporarily make piracy more difficult during a film’s initial theatrical release; however, it will not likely affect other methods of obtaining unauthorized copies. The increased consumer acceptance of entertainment content delivered electronically and consumer acquisition of the hardware and software for facilitating electronic delivery may also lead to greater public acceptance of unauthorized content.

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

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective as of December 31, 2009 (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We could be adversely affected by strikes and other union activity.

A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Along with the major U.S. film studios, we employ members of IATSE on many of our productions. We are currently subject to collective bargaining agreements with IATSE, the Local 839 of IATSE (the Animation Guild and Affiliated Optical Electronic and Graphic Arts), the Local 700 of IATSE (the Motion Picture Editors Guild) and SAG. The collective bargaining agreements with IATSE (including our agreements with Local 700 and Local 839 of IATSE) expire in July 2009. The collective bargaining agreement with SAG expired in June 2008 and, as of the date of filing of this Annual Report on Form 10-K, the parties have not entered into a replacement agreement. We may also become subject to additional collective bargaining agreements. A strike by SAG or any other halt or delay, depending on the length of time involved, could cause a delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate. In addition, strikes by unions with which we do not have a collective bargaining agreement (such as the 2008 strike by the Writers Guild of America) can have adverse effects on the entertainment industry in general and, thus, indirectly on us.

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

Because we are dependent upon a large number of software applications and hardware for the development and production of our animated feature films and other projects, an error or defect in the software, a failure in the hardware, a failure of our backup facilities or a delay in delivery of products and services could result in significantly increased production costs for a project. Moreover, if a software or hardware problem is significant enough, it could result in delays in one or more productions, which in turn could result in potentially significant delays in the release dates of our feature films or affect our ability to complete the production of a feature film or other project. Significant delays in production and significant delays in release dates, as well as the failure to complete a production, could have a material adverse effect on our results of operations. In addition, we must ensure that our production environment integrates the latest CG animation tools and techniques developed in the industry so that our projects remain competitive. To accomplish this, we can either develop these capabilities by upgrading our proprietary software, which can result in substantial research and development costs, or we can seek to purchase third-party licenses, which can also result in significant expenditures. In the event we seek to develop these capabilities internally, there is no guarantee that we will be successful in doing so. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all.

Our revenue may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technology.

We depend on our proprietary technology to develop and produce our CG animated feature films and other projects. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. From time to time, we may have patent applications pending in the United States or other countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, to produce our projects we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films and other projects remain competitive. Such costs could have a material adverse affect on our business, financial condition or results of operations.

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

One of the risks of the CG animated film production business is the possibility of claims that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their technology, software, previously developed films, stories, characters, copyrights, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or misappropriation claims (or claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we would be required to accelerate amortization of related costs. For instance, in the third and fourth quarters of 2005, we incurred a write-down of $3.9 million and $25.1 million, respectively, for a change in the estimated fair value of unamortized film costs for Wallace & Gromit: The Curse of the Were-Rabbit. Similarly, in the quarter ended December 31, 2006, we incurred a write-down of $108.6 million for a change in the estimated fair value of unamortized film costs for Flushed Away.

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

Each of Jeffrey Katzenberg, David Geffen or entities controlled by them or their permitted transferees is able to sell shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act. In addition, entities controlled by each of Jeffrey Katzenberg and David Geffen (and certain of their permitted transferees) have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. If any of Jeffrey Katzenberg, David Geffen or entities controlled by them or their respective permitted transferees were to sell a large number of their shares, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

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

Jeffrey Katzenberg, David Geffen and entities controlled by them own 100% of our Class B common stock, representing approximately 12.8% of our common equity and approximately 68.7% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg and David Geffen or entities controlled by them generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock may make us a less attractive takeover target.

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

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of Paul Allen, who was previously a director and significant stockholder. As a result of certain transactions that entities controlled by Paul Allen engaged in, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the years ended December 31, 2007 and 2008, we made payments totaling $27.6 million and $37.6 million, respectively, to Mr. Allen’s affiliate. As of December 31, 2008, we have recorded a liability of $54.2 million to Mr. Allen’s affiliate. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 9 to our audited consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes.”

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.	Properties

We conduct our business primarily in two studios—in Glendale, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus is approximately 326,000 square feet and houses a majority of our employees. The lease of the Glendale animation campus, which had originally been with a financial institution that had acquired and financed the Glendale animation campus for $76.5 million, was renegotiated in March 2002 through the creation of a special-purpose entity that acquired the property from the financial institution for $73.0 million. The lease term with the special-purpose entity was originally for a five-year term and was subsequently extended through October 2009, at which time we will be required to repay the $73.0 million principal associated with the existing financing of the Glendale animation campus. We currently expect to use cash on hand to fund this repayment, however, we will continue to evaluate the various financing options available to us prior to the scheduled due date.

In addition to the Glendale Animation Campus, in February 2008 we entered into a three-year lease for approximately 47,000 square feet of additional office space in Glendale, California.

Redwood City Facility

In 2002, we entered into a 10-year lease agreement for our approximately 100,000 square feet of office space in Redwood City, California.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2008.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	58	Chief Executive Officer and Director
Lewis Coleman	67	President, Chief Financial Officer and Director
Ann Daly	52	Chief Operating Officer
Katherine Kendrick	48	General Counsel and Secretary
Anne Globe	46	Head of Worldwide Marketing and Consumer Products
William Damaschke	45	Co-President of Production and President of Live Theatrical
John Batter	45	Co-President of Production
Philip M. Cross	63	Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director. Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. Mr. Katzenberg co-founded and was a principal member of Old DreamWorks Studios from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding Old DreamWorks Studios, Mr. Katzenberg served as chairman of the board of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. Mr. Katzenberg serves on the boards of The Motion Picture and Television Fund, The Museum of Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts and The Simon Wiesenthal Center. He is co-chairman of each of the Creative Rights Committee of the Directors Guild of America, and the Committee on the Professional Status of Writers of the Writers Guild of America. In addition, his fundraising efforts on behalf of AIDS Project Los Angeles have helped to provide its clients with medical and social services. As a director, Mr. Katzenberg serves on and chairs our Nominating and Governance Committee.

Lewis Coleman—President, Chief Financial Officer and Director. Mr. Coleman has served as our President since December 2005, our Chief Financial Officer since February 2007 and a member of our Board of Directors since December 2006. He served as our Chief Accounting Officer from May 2007 until September 2007. He also previously served as a member of our Board of Directors from October 2004 until his resignation from our Board of Directors in December 2005 to assume his new role as President. Previously, he was the president of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004. Prior to that, Mr. Coleman was employed by Banc of America Securities, formerly known as Montgomery Securities, where he was a senior managing director from 1995 to 1998 and chairman from 1998 to 2000. Before he joined Montgomery Securities, Mr. Coleman spent 10 years at the Bank of America and Bank of America Corporation where he was head of capital markets, head of the world banking group, and vice chairman of the board and chief financial officer. He spent the previous 13 years at Wells Fargo Bank, where his positions included head of international banking, chief personnel officer and chairman of the credit policy committee. He serves on the board of directors of Northrop Grumman Corporation.

Ann Daly—Chief Operating Officer. Ms. Daly has served as our Chief Operating Officer since October 2004. Previously, Ms. Daly served as head of feature animation at Old DreamWorks Studios since July 1997, where she guided the strategic, operational, administrative and production-oriented concerns of the animation division, as well as overseeing the worldwide video operations of Old DreamWorks Studios. Prior to joining Old DreamWorks Studios, Ms. Daly served as president of Buena Vista Home Video (“BVHV”), North America, a division of The Walt Disney Company, where she presided over what was then the single largest home entertainment company in the world. Ms. Daly was responsible for marketing, sales, distribution, operations, production and all other facets of the home entertainment division. During her 14-year tenure at The Walt Disney Company, she was a home entertainment industry pioneer, orchestrating many innovations such as the direct-to-video business, where high-quality, family-oriented films were produced exclusively for the home entertainment market. Under Ms. Daly’s direction, BVHV won several vendor awards for marketing and advertising, as well as for its state-of-the-art distribution, shipping and inventory replenishment systems. Ms. Daly received her B.A. in economics from The University of California, Los Angeles.

Katherine Kendrick—General Counsel and Corporate Secretary. Ms. Kendrick has served as our General Counsel and Corporate Secretary since October 2004. Previously, Ms. Kendrick served as the General Counsel of Old DreamWorks Studios since April 1996. Prior to joining Old DreamWorks Studios, Ms. Kendrick was employed by The Walt Disney Company in various legal roles, most recently as Vice President—European legal affairs. Prior to joining Disney, Ms. Kendrick was an associate at the law firm of Latham & Watkins in Los Angeles. Ms. Kendrick has received several civic honors for her legal work and serves on the boards or advisory boards of numerous civic and charitable institutions, including: The United States Olympic Development Commission; the Los Angeles Sports and Entertainment Commission; the Kernochan Center for Law, Media and the Arts for Columbia University School of Law: LA’s Best — Better Educated Students for Tomorrow; and the United States Ski and Snow Board Team Foundation. Ms. Kendrick received her J.D. degree from Columbia University and a B.A. in Economics from The University of California, Berkeley.

Anne Globe—Head of Worldwide Marketing and Consumer Products. Ms. Globe has served as our Head of Worldwide Marketing and Consumer Products since January 2007. Previously, Ms. Globe served as the Company’s head of worldwide consumer products and promotions since

January 2005. Ms. Globe joined Old DreamWorks Studios in 1996, where she was involved in all aspects of its merchandising and promotional activities. She held a variety of positions with Old DreamWorks Studios, including serving as head of marketing and head of promotions. Prior to joining Old DreamWorks Studios, Ms. Globe was Vice President of Promotions at MCA/Universal, where she was responsible for national promotion strategies for a number of the company’s films. Ms. Globe received a B.S. in Marketing and a B.S. in Communications from Syracuse University.

William Damaschke—Co-President of Production and President of Live Theatrical. Mr. Damaschke has served in his current position since October 2007. Mr. Damaschke joined Old DreamWorks Studios in 1995 and has served in a variety of capacities since such time, including serving as Head of Creative Production from 1999 until 2005 and as Head of Creative Production and Development from 2005 until October 2007. During his career with the Company, Mr. Damaschke has served as producer on Shark Tale and executive producer on Over the Hedge and worked on Shrek, Shrek 2, Wallace & Gromit: The Curse of the Were-Rabbit and Madagascar.

John Batter—Co-President of Production. Mr. Batter has served in his current position since October 2007. Mr. Batter joined the Company in January 2006 as Head of Production Operations. From January 2000 until January 2006, Mr. Batter was with Electronic Arts Inc., serving in a variety of capacities including Group Studio General Manager and General Manager of EA Mobile. From 1995 until 2000, Mr. Batter worked in a variety of positions with Old DreamWorks Studios, including serving as Chief Financial Officer of DreamWorks Interactive (a joint venture between DreamWorks and Microsoft Corporation) and as Chief Financial Officer of the Company’s PDI/DreamWorks unit.

Philip M. Cross—Chief Accounting Officer. Mr. Cross has served as our Chief Accounting Officer since September 2007. From June 2006 until joining the Company, Mr. Cross served as an independent consultant, including to the Company. From 1980 until his retirement in June 2006, he was a partner with PricewaterhouseCoopers LLP (and its predecessor entities), most recently serving as a senior partner in that firm’s Technology, Information, Communications and Entertainment practice. Mr. Cross is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Cross has over 35 years experience in film and entertainment accounting. Mr. Cross previously was a member of the Institute of Chartered Accountants of England and Wales, and also was on the Board of Directors of the American Cinematheque and a financial advisor to the British American Film and Television Academy of Los Angeles.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Class A Common Stock

Our Class A common stock is currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “DWA”. The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on the NYSE:

Year Ended December 31, 2007	High	Low
First Quarter	$31.13	$25.78
Second Quarter	$31.58	$28.04
Third Quarter	$33.95	$27.10
Fourth Quarter	$34.99	$22.70

Year Ended December 31, 2008	High	Low
First Quarter	$26.55	$21.87
Second Quarter	$31.88	$25.74
Third Quarter	$32.57	$28.53
Fourth Quarter	$31.51	$20.57

On February 20, 2009, the last quoted price per share of our Class A common stock on the NYSE was $19.41. As of January 30, 2009, there were approximately 13,637 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 30, 2009, there were five stockholders of record of our Class B common stock. We currently expect that, as of February 26, 2009, our Class A common stock will begin trading on the NASDAQ under the symbol “DWA”.

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

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2008.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(2)
October 1-October 31, 2008	250,000	$31.01	250,000	$53,400,000
November 1-November 30, 2008	—	$—	—	53,400,000
December 1-December 31, 2008	—	$—	—	53,400,000

Total	250,000	$31.01	250,000	$53,400,000

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)	In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2008 with respect to shares of our Class A common stock that may be issued under our 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) and 2008 Omnibus Incentive Compensation Plan (the “2008 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	5,699,687	$28.75	2,737,426
Equity compensation plans not approved by securityholders	—	—	—

Total	5,699,687	$28.75	2,737,426

The 2008 Plan was approved by the Company’s stockholders and became effective in May 2008, after which time no new equity awards may be made under the 2004 Plan. The 2008 Plan provides that any shares with respect to awards under the 2004 Plan that are forfeited or cancelled after the effective date of the 2008 Plan will thereafter become eligible for issuance under the 2008 Plan.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on October 28, 2004 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return against the NYSE Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning October 28, 2004 (the date of the IPO) through December 31, 2008. No cash dividends have been declared on DreamWorks Animation’s Class A Common Stock since the IPO. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of DreamWorks Animation’s Class A Common Stock.

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

	October 28, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
DreamWorks Animation SKG, Inc.	$100.00	$96.80	$63.38	$76.10	$65.91	$65.19
S&P Movies & Entertainment Index	100.00	109.41	96.64	123.95	112.13	65.18
NYSE Composite Index	100.00	108.25	117.19	137.30	144.64	90.84

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. For periods prior to October 1, 2004, we recognized revenue from our films net of reserves for returns, rebates and other incentives as a division of Old DreamWorks Studios. After October 1, 2004, pursuant to our distribution arrangement, we have recognized revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees), regardless of whether the revenue related to a film released prior to October 1, 2004 and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis.

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

	(In thousands, except per share data) Year Ended December 31,
	2008	2007	2006	2005	2004
Statements of Income
Revenues	$650,052	$767,178	$394,842	$462,316	$1,078,160
Operating income (loss)	171,827	291,314	(1,118)	114,875	438,755
Net income	142,498	218,364	15,125	104,585	333,000
Basic net income per share(1)	1.59	$2.18	$0.15	$1.01	$4.09
Diluted net income per share(2) (3)	1.57	$2.17	$0.15	$1.01	$4.05

Balance Sheets
Total cash and cash equivalents	$262,644	$292,489	$506,304	$403,796	$63,134
Total assets	1,306,058	1,327,784	1,280,469	1,313,176	1,219,354
Total borrowings(4)	70,059	70,059	119,950	194,531	217,200
Total stockholders’ equity	1,017,352	1,018,575	1,033,268	946,170	826,945

Unaudited Pro Forma Statements of Income
Pro forma net income(5)	N/A	N/A	N/A	N/A	$298,684
Basic net income per share(1)	N/A	N/A	N/A	N/A	$3.67
Diluted net income per share(2) (3)	N/A	N/A	N/A	N/A	$3.64

N/A: Not Applicable

(1)	The basic per share amounts for each year are calculated as follows:
•	For the years ended December 31, 2008, 2007, 2006 and 2005, the weighted average number of shares of common stock outstanding for each year.
•	For the year ended December 31, 2004, the weighted average of: (i) for the period from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation, but excluding those shares issued in our initial public offering, as if such shares were outstanding for the entire period and (ii) for the period from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding.

(2)

For the years ended December 31, 2008, 2007, 2006 and 2005, the diluted per share amounts include dilutive common stock equivalents, using the treasury stock method. For the year ended December 31, 2004, the diluted per share amount is calculated using the weighted average of: (i) from January 1, 2004 through the Separation Date, the number of shares of common stock outstanding immediately following the Separation (using the treasury stock method) and (ii) from the Separation Date through December 31, 2004, the weighted average number of shares of common stock outstanding plus 1,418,000 shares of Class A common stock which underlie equity-based compensation awards converted at the Separation as well as those issued during the period (using the treasury stock method).

(3)

For the years ended December 31, 2008, 2007, 2006, 2005 and 2004, the following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, weighted average number of shares of restricted common stock and equity awards subject to performance conditions excluded from the computation of diluted net income per share because they were anti-dilutive.

	2008	2007	2006	2005	2004(i)
Options to purchase shares of common stock and stock appreciations rights	4,558	2,748	2,108	2,857	—
Shares of restricted common stock(i)	—	—	—	—	487
Equity awards subject to performance conditions	257	1,849	1,780	1,711	—

Total	4,815	4,597	3,888	4,568	487

(i)	Represents shares of our Class A common stock, which underlie equity-based compensation awards, converted at the Separation.

In addition, as a result of the acquisition of Old DreamWorks Studios by Viacom, on January 31, 2006, approximately 300,000 unvested shares of restricted stock and 597,000 unvested options to purchase shares of the Company’s Class A common stock, which represented the unvested portions of equity awards granted to certain employees of Old DreamWorks Studios under the Company’s Omnibus Plan as of such date, were forfeited and cancelled, respectively. In addition, approximately 531,000 vested options to purchase shares of the Company’s Class A common stock held by certain employees of Old DreamWorks Studios were also cancelled in connection with this acquisition.

(4)	Total borrowings include obligations under capital leases, bank borrowings and other debt, Universal Studios advance and debt allocated by Old DreamWorks Studios.
(5)

We were incorporated on October 27, 2004. As such, pro forma net income for the year ended December 31, 2004 represents the amount of net income that would have been recorded had we been incorporated and paid taxes for the entire year.

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

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing and producing computer-generated, or CG, animated feature films. Our films are distributed in the worldwide theatrical, home entertainment and television markets by Paramount pursuant to an exclusive distribution agreement and fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1. “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films” of this Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to expand the exploitation of our film properties through the development of non-theatrical special content such as our 2007 half-hour television Christmas special, Shrek the Halls, our 2008 Broadway musical, Shrek the Musical, and the current development of additional television specials based on the characters from some of our films and an online virtual world game based on Kung Fu Panda.

Our Revenues and Costs

Sources of Revenue

Our feature films are currently the source of substantially all of our revenue. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, the Company’s reported revenues in any period are often a result of gross revenues generated in one or several territories being offset by the gross costs of both related and unrelated territories.

Our films are distributed in foreign countries and, in recent years, we have derived approximately 40% of our revenue from foreign countries. A significant amount of our transactions in foreign countries are conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Market and Exchange Rate Risk—Foreign Currency Risk” of this Form 10-K.

Theatrical and Home Entertainment

Our films are distributed in the worldwide theatrical and home entertainment markets by Paramount. International results are generally reported to us by our distributor on a 30-day lag. Effective January 1, 2009, Paramount has eliminated this 30-day lag in the reporting for the international theatrical market (but not for the international home entertainment market). We do not expect this change to have a material impact on our operating results for 2009.

Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors, such as whether the film is an original or sequel, can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets. In addition, our films have experienced meaningful growth in their international box office receipts over the past couple of years generally due to the growth in developing theatrical markets.

The initial release in the domestic and international home entertainment markets typically occurs three to six months following the film’s theatrical release. Accordingly, our first theatrical release of the year is typically released into the home entertainment market during the holiday season of that same year, and our second theatrical release of the year is typically released into the home entertainment market in the winter or early spring of the following year. International home entertainment releases are handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market factors. Over the past couple of years, the home entertainment market has contributed less to the overall revenue for our more recent films than in the past due to a maturing market and increased competition.

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

The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributor and various television licensees. Typically the majority of the license fee for domestic pay television is recognized by our distributor 12 months after the film has been released in the domestic theatrical market. The license fee for the domestic network television market is typically recognized by our distributor two and a half years after the domestic theatrical release of the film. Internationally, the majority of television rights are governed by output agreements on a country-by-country basis. While every film is different, we expect that under our distributor’s current international television deals, the license fees generated in the international pay television market will typically begin to be recognized by our distributor approximately 18 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. In both the international pay and free television markets, revenue is typically recognized by our distributor over several quarters as our films become available for airing in each country around the world. We currently believe that, under existing market conditions, we could not enter into new television licensing agreements on terms as favorable as those obtained in the past.

Licensing/Merchandising and Other

We generate royalty-based revenues from the licensing of our character and film elements to consumer product companies worldwide. Typically, these agreements provide us with a royalty based upon a percentage of net sales of the products. We also license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we generally receive promotional fees as well as the additional marketing benefits from cross-promotional opportunities. Because these activities are not subject to the Paramount Agreements, we receive payment of licensing and merchandising revenues directly from third parties.

Additionally, in December 2008, Shrek the Musical, which is based on our first Shrek film, debuted on Broadway. Revenue generated by Shrek the Musical during 2008 was not material.

For a detailed discussion of our critical accounting policies related to revenue recognition, please see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Costs of Revenues

Under the Paramount Agreements, our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, participation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs. Generally, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenues to the extent that we caused our distributor to incur additional expenditures in excess of agreed amounts. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films.” Exclusive of the Paramount Agreements, our costs of revenues include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

Capitalized production costs represent the costs incurred to develop and produce our animated films, which primarily consist of compensation (including salaries, bonuses, stock compensation and fringe benefits) for animators and voice talent (which, in the case of sequels can be significant), equipment and other direct operating costs relating to the production. Capitalized production overhead generally represents the compensation (including salaries, bonuses and stock compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation. In addition, in the event a film is not set for production within three years from the first time costs are capitalized or the film is abandoned, all such capitalized production costs are generally expensed.

We are responsible for certain contingent compensation, or participations, paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons associated with the production of a film, which is dependent on the performance of the film and is based on factors such as domestic box office and/or total revenue recognized by the distributor related to the film. In some cases, particularly with respect to sequels, participation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Once a film is released, the amount of capitalized film costs relating to that film and participations and residual costs, are amortized and included in costs of revenues in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenue”) as of the beginning of the current fiscal period. The amount of film costs that are amortized each quarter will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. Because the profitability for each film varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, the amortization of a film’s capitalized costs as a percentage of film revenue may vary from period to period due to several factors, including: (i) changes in the mix of films earning revenue, (ii) changes in any film’s Ultimate Revenue and capitalized costs and (iii) write-downs of film costs due to changes in the estimated fair value of unamortized film costs. Additionally, the recent changes in the mix of our various revenue sources (which generally have differing levels of profitability) discussed above in “Sources of Revenues” indicate that the overall ultimate profitability for our future films may be lower than that which we have historically achieved.

For a detailed discussion of our critical accounting policies relating to film amortization, please see “—Critical Accounting Policies and Estimates—Film Costs Amortization.”

In addition, costs of revenues include the direct costs for sales commissions to third parties for the licensing and merchandising of film characters that are expensed when incurred.

Product Development Expenses

Product development costs primarily include costs incurred under development agreements with independent software developers in connection with the development of our online virtual world games.

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

				% Change		$ Change
	2008	2007	2006(1)	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
	(in millions, except percentages and diluted net income per share data)
Revenues	$650.1	$767.2	$394.8	(15.3)%	94.3%	$(117.1)	$372.4
Costs of revenues	365.5	372.3	317.1	1.8%	(17.4)%	6.8	(55.2)
Product development	2.1	—	—	(100.0)%	NA	(2.1)	NA
Selling, general and administrative expenses	110.7	103.6	78.8	(6.9)%	(31.5)%	(7.1)	(24.8)

Operating income (loss)	171.8	291.3	(1.1)	(41.0)%	NM	(119.5)	292.4
Interest income, net	9.3	24.5	24.3	(62.0)%	0.8%	(15.2)	0.2
Other income, net	5.2	5.6	5.9	(7.1)%	(5.1)%	(0.4)	(0.3)
Decrease (increase) in income tax benefit payable to former stockholder	(23.5)	(93.6)	35.1	74.9%	(366.7)%	70.1	(128.7)

Income before income taxes	162.8	227.8	64.2	(28.5)%	254.8%	(65.0)	163.6
Provision for income taxes	(20.3)	(9.4)	(49.1)	(116.0)%	80.9%	(10.9)	39.7

Net income	$142.5	$218.4	$15.1	(34.8)%	NM	$(75.9)	$203.3

Diluted net income per share	$1.57	$2.17	$0.15	(27.6)%	NM	$(0.60)	$2.02

Diluted shares used in computing diluted net income per share(2)	91.0	100.5	103.6	9.5%	3.0%

NM: Not Meaningful.

NA: Not Applicable

(1)

In the year ended December 31, 2006 we recorded a write-down of film costs associated with the 2006 fourth quarter theatrical release, Flushed Away, of $108.6 million, or $0.80 per share on an after-tax basis.

(2)	During the years ended December 31, 2008 and 2007, we repurchased a total of 6.8 million and 10.1 million shares of our Class A common stock, respectively.

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

(2)

For the year ended December 31, 2008, “All Other” includes revenue totaling $35.2 million for Over the Hedge and $25.3 million for Flushed Away. For the year ended December 31, 2007, “All Other” includes revenue totaling $25.5 million of worldwide licensing revenue for the 2007 television special, Shrek the Halls, $29.5 million for Wallace & Gromit and $48.9 million for Madagascar.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.    For the year ended December 31, 2008, our revenue was $650.1 million, a decrease of $117.1 million, or 15.3%, as compared to $767.2 million for the year ended December 31, 2007. As illustrated in the revenue chart included above in “Overview of Financial Results,” the change in revenue for the year ended December 31, 2008 as compared to 2007 is primarily a function of the lower revenues contributed by the films comprising the “Current year theatrical releases” and “All Other” categories being somewhat offset by the stronger performance of the “Prior year theatrical releases” category. Kung Fu Panda, while performing strong enough to contribute more than one-third of our total revenue for the year ended

December 31, 2008, contributed less revenue in 2008 than the higher-grossing Shrek the Third, which contributed almost 50% of 2007’s total revenues. Nevertheless, the stronger performance of our 2008 “Prior year theatrical releases” (Shrek the Third and Bee Movie) as compared to 2007’s “Prior year theatrical releases” (Over the Hedge and Flushed Away) significantly offset the decline in revenue for the “Current year theatrical releases” and “All Other” categories.

Several films contributed to our revenue for the year ended December 31, 2008. Kung Fu Panda, contributed $211.5 million of revenue associated with its worldwide theatrical and home entertainment releases and ancillary (which includes merchandising and licensing) revenue sources. Our most recent theatrical release, Madagascar 2, which performed strongly enough in the domestic theatrical market to enable our distributor to report revenue during the same quarter as its respective theatrical release, contributed $24.0 million of revenue, which includes merchandising and licensing revenue. Shrek the Third, one of 2008’s “Prior year theatrical releases” contributed $120.0 million, earned largely in the worldwide home entertainment, television and ancillary markets and Bee Movie, the other film comprising 2008’s “Prior year theatrical releases,” generated a total of $111.4 million of revenues, primarily attributable to the worldwide theatrical, home entertainment markets and the domestic pay television markets. Our other properties, which are principally our library of titles and Over the Hedge and Flushed Away, contributed revenues during 2008 totaling $183.2 million earned primarily in the international television and worldwide home entertainment markets.

For the year ended December 31, 2007, Shrek the Third, the year’s single greatest source of revenue, contributed $380.6 million of revenues, earned primarily in the worldwide theatrical, home entertainment and ancillary (which includes merchandising and licensing) markets. Bee Movie, 2007’s fourth quarter theatrical release, contributed $11.7 million of ancillary revenue. Our distributor did not report any revenue to us in 2007 for Bee Movie as it had not yet recovered the distribution and marketing costs associated with this film as of December 31, 2007. Over the Hedge contributed $91.2 million of revenues, earned largely in the worldwide home entertainment and pay television markets, and Flushed Away contributed an additional $38.9 million of revenues, earned across a variety of worldwide markets. Our other properties, including the television special Shrek the Halls and our library of titles, contributed revenues totaling $244.8 million, generated primarily in the worldwide television and home entertainment markets. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios Inc. (“Universal Studios”) to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for the quarter ended June 30, 2007 for Wallace & Gromit and Madagascar, and to a lesser extent some of our other films, increased by $25.5 million as a result of a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs. This change in estimate partially contributed to the change in Ultimate Revenues, which is discussed below in “Costs of Revenues.”

Costs of Revenues.    Costs of revenues for the year ended December 31, 2008, totaled $365.5 million, a decrease of $6.8 million, compared to $372.3 million for the year ended December 31, 2007.

Costs of revenues as a percentage of film revenue, the primary component of which is film amortization costs, was 56.2% for the year ended December 31, 2008 and 48.5% for the year ended December 31, 2007. The increase in amortization of film costs in 2008 from that of 2007 is largely due to the change in the mix of films earning revenue. The combined amortization rate for 2008’s “Current year theatrical releases” is higher than that for 2007’s “Current year theatrical releases” primarily because Shrek the Third (2007’s second quarter theatrical release and largest single source of revenue) was more successful than Kung Fu Panda (2008’s second quarter theatrical release and largest single source of revenue) and, consequently, it has a higher projection of Ultimate Revenues. Additionally, Bee Movie, which contributed almost 50% of 2008’s “Prior year theatrical releases” total revenues, has a high rate of amortization as compared to Over the Hedge, which contributed a substantial portion of revenue for this category in 2007. These higher rates of amortization in 2008 were slightly offset by the combined lower rate of amortization for the “All Other” category during the year ended December 31, 2008 as compared to the year ended December 31, 2007. In addition, although to a lesser extent, cost of revenues for 2008 was impacted by the marketing and adverting costs associated with the debut of Shrek the Musical on Broadway and 2007 film amortization was impacted by an increase in estimated Ultimate Revenues for several of our titles.

Product Development.    Product development costs totaled $2.1 million for the year ended December 31, 2008 and primarily represent development costs incurred in connection with an online virtual world. There were no product development costs during the year ended December 31, 2007.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $7.1 million to $110.7 million (including $36.4 million of stock compensation expense) for the year ended December 31, 2008 from $103.6 million (including a stock compensation expense of $34.0 million) for the year ended December 31, 2007. The $7.1 million increase in selling, general and administrative expenses spans several categories, including approximately $2.4 million of higher stock compensation expense (generally due to the continued growth in the number of grants made to the overall employee base), approximately $3.1 million of increased corporate travel costs related to new business developments, and $2.4 million of higher facilities costs related to the expansion of our Company headquarters.

Operating Income.    Operating income for the year ended December 31, 2008, was $171.8 million, a decrease of $119.5 million, or 41.0%, compared to that of $291.3 million for the year ended December 31, 2007. The decrease in operating income for the year ended December 31, 2008 was largely as a result of the combined impact of the performance of our 2008 second quarter theatrical release, Kung Fu Panda (as compared to the superior performance of Shrek the Third during the comparable period of 2007) and the additional revenue reported by our distributor in the second quarter of 2007 as a result of the completion of the transition of home entertainment fulfillment services from our prior distributor. This combined impact was partially offset by the stronger performance of the “Prior year theatrical releases” category during the year ended December 31, 2008 as compared to the comparable period of 2007. Additionally, product development costs and higher selling, general and administrative costs contributed to the decrease in operating income.

Interest Income (Net).    For the year ended December 31, 2008, total net interest income was $9.3 million, a decrease of $15.2 million, or 62.0%, from $24.5 million for the same period of 2007. The decrease in net interest income for 2008 as compared to 2007 was due to a combination of lower average rates of interest earned on cash and cash equivalents and lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2007 and continuing in 2008.

Interest expense capitalized to production film costs was $3.0 million and $8.6 million for the years ended December 31, 2008 and 2007, respectively. The $5.6 million decrease between the periods was primarily due to the decrease in amount of interest expense eligible for capitalization during 2008 because of the repayment of debt in 2007 and lower interest rates in 2008 associated with our various financing arrangements. See “—Financing Arrangements” below for discussion of our various financing arrangements.

Other Income (Net).    For the year ended December 31, 2008 and 2007, total other income was $5.2 million and $5.6 million, respectively. Other income in both years consisted entirely of income recognized in connection with preferred vendor arrangements.

Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our separation from Old DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we are obligated to remit to the affiliate of the former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

For the years ended December 31, 2008 and 2007, we recorded $27.6 million and $110.2 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $23.5 million and $93.6 million, respectively, representing 85% of these recognized benefits to increase income tax benefit payable to former stockholder.

Provision for Income Taxes.    For the years ended December 31, 2008 and 2007, we recorded a provision for income taxes of $20.3 million and $9.4 million, respectively, or an effective tax rate of 10.9% and 3.0%, respectively. Our 2008 and 2007 effective tax rates were significantly lower than the 35% statutory federal rate primarily because of a $33.5 million and $110.9 million, respectively, decrease to our valuation allowance primarily related to the ability to carryback certain deferred tax deductions to taxable income.

Net Income.    Net income for the year ended December 31, 2008 was $142.5 million, or $1.57 per diluted share, as compared to $218.4 million, or $2.17 per diluted share, for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net income for the year ended December 31, 2007 contained certain items that affect the comparability against the year ended December 31, 2006. During the first quarter of 2007, in response to certain permanent changes to our production process and organizational structure, we determined that certain operating costs (totaling $18.3 million on a pre-tax basis for the year ended December 31, 2007) incurred in 2007 and in future periods that, absent these changes, would have been capitalized as part of film costs in previous years should now be recorded as an expense. This change in estimate resulted in costs that had once been capitalized as film costs now being recognized as an expense in the period in which such costs are incurred. In addition, in connection with these changes in our production process, it was also determined that certain equipment expenditures which had previously been capitalized directly as part of film costs in previous years should now be recorded as capitalized computer and software equipment (a component of property, plant and equipment) with the associated depreciation expense recorded as a component of film costs. Also, the estimated useful life of software and computer equipment was extended from two years to three years. Accordingly, computer and software equipment purchases totaling $7.8 million for the year ended December 31, 2007 were recorded as capitalized equipment that would have been directly recorded as part of film costs in prior years. The impact of the related amount of computer and software depreciation expense on film costs and the impact on film cost amortization for the year ended December 31, 2007 were not material.

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

For the year ended December 31, 2007, Shrek the Third contributing $380.6 million of revenue earned primarily in the worldwide theatrical, home entertainment and ancillary markets. Bee Movie, our 2007 fourth quarter theatrical release, contributed $11.7 million of ancillary revenue; however, our distributor reported no revenue for Bee Movie in 2007 because as of December 31, 2007, the film’s receipts had not yet exceeded its related distribution and marketing costs. Over the Hedge contributed $91.2 million of revenue earned largely in the worldwide home entertainment and pay television markets and Flushed Away contributed an additional $38.9 million of revenue earned across a variety of worldwide markets. Our other properties, including the television special Shrek the Halls and our library of titles, contributed revenues totaling $244.8 million, generated primarily in the worldwide television and home entertainment markets. In addition, the net revenues reported to us by our distributor for 2007 included a $25.5 million benefit associated with the reduction of certain previously recorded estimates of home entertainment product returns and marketing costs for several films due to the near completion of the transition of our home entertainment fulfillment services from Universal Studios to Paramount. This change in estimate partially contributed to the change in Ultimate Revenues, which is discussed below in “Costs of Revenues.”

Revenue for the year ended December 31, 2006 was primarily driven by Madagascar, which generated revenues totaling $128.8 million primarily in the worldwide home entertainment and television markets, and Over the Hedge, which contributed revenues totaling $116.9 million earned through its worldwide theatrical and home entertainment releases. Flushed Away contributed $6.2 million of ancillary revenue and Wallace & Gromit contributed an additional $29.1 million in revenue earned across a variety of worldwide markets. Our other films, including our film library, contributed $113.8 million of revenue generated in a variety of markets.

Costs of Revenues.    Costs of revenues for the year ended December 31, 2007, totaled $372.3 million, an increase of $55.2 million, or 17.4%, compared to $317.1 million for the year ended December 31, 2006. Our costs of revenues for 2006 included the impact of a $108.6 million write-down to Flushed Away’s capitalized film costs due to the film’s lower-than-expected performance.

Costs of revenues as a percentage of film revenue, the primary component of which is film amortization costs, was 48.5% for the year ended December 31, 2007 and 80.3% (27.5% of which is directly attributable to the write-down of Flushed Away’s film costs) for the year ended December 31, 2006. Amortization of film costs in 2007 decreased from that for 2006 largely due to the change in the mix of films earning revenue. The current projections of Ultimate Revenues for both of our 2007 releases (Shrek the Third and Bee Movie), which account for approximately 50% of 2007’s revenue, and our 2007 film library are significantly higher than those projected in the comparable period of 2006 for our 2006 releases (Over the Hedge and Flushed Away) and the 2006 film library. As a result, the 2007 releases and film library have lower amortization rates for the year ended December 31, 2007, as compared to the amortization rates for our 2006 releases and film library for the year ended December 31, 2006. In addition, although to a lesser extent, 2007 film amortization was impacted by an increase in estimated Ultimate Revenues for several of our titles.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by $24.8 million to $103.6 million (including $34.0 million of stock compensation expense) for the year ended December 31, 2007 from $78.8 million (including a stock compensation expense of $24.0 million) for the year ended December 31, 2006. The increase in selling, general and administrative expenses primarily related to approximately $31.8 million of higher employee-related costs, which includes increased stock compensation resulting primarily from a higher anticipated probability of achieving specified cumulative performance goals associated with certain executive officers’ grants of restricted stock and the expense of the employee bonus plans. These increases were partially offset by $3.0 million of lower outside legal fees and reduced professional services, $2.0 million of lower technology equipment-related costs and a $2.1 million lower provision for bad debt expense.

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

Interest Income (Net).    For the year ended December 31, 2007, total net interest income was $24.5 million and remained relatively unchanged from that of $24.3 million for the same period of 2006. While cash and cash equivalents at December 31, 2007 were significantly lower than at December 31, 2006 as a result of the combination of stock repurchases and the timing of the collection of fourth quarter receipts as pursuant to our distribution agreement, the average balances of cash and cash equivalents for 2007 were relatively consistent with those during 2006 due largely to the collection of receipts during 2007 associated with Shrek the Third’s strong theatrical performance. (See “Liquidity and Capital Resources” below for further discussion of our uses of cash during 2007). Average rates of interest earned on cash and cash equivalents during 2007 also remained fairly consistent with those earned during 2006.

Interest expense capitalized to production film costs was $8.6 million and $9.3 million for the years ended December 31, 2007 and 2006, respectively. The $0.7 million decrease between the years was primarily due to the decrease in amount of interest expense eligible for capitalization during 2007 as a result of various repayments of debt in both 2007 and 2006.

Other Income (Net).    For the year ended December 31, 2007, total other income was $5.6 million, consisting entirely of income recognized in connection with preferred vendor arrangements. This amount remained principally unchanged from that of $5.9 million recorded in 2006.

Decrease (Increase) in Income Tax Benefit Payable to Stockholder.    For the year ended December 31, 2007, we recorded $110.2 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $93.6 million representing 85% of these recognized benefits to increase income tax benefit payable to former stockholder. For the year ended December 31, 2006, we recognized $41.3 million in net tax expense associated with the Tax Basis Increase as an increase in the provision for income taxes and recorded a benefit of $35.1 million representing 85% of this increased tax expense as a decrease to the income tax benefit payable to former stockholder.

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

Net Income.    Net income for the year ended December 31, 2007 was $218.4 million or $2.17 per diluted share. This compared to a net income of $15.1 million, or $0.15 net income per diluted share, for the year ended December 31, 2006.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements (in thousands):

			Maturity Date	Interest Rate as of December 31, 2008	Interest Cost
	Balance Outstanding at December 31,				For the Year Ended December 31,
	2008	2007			2008	2007	2006
Animation Campus Financing(1)	$73,000	$73,000	October 2009	2.25%	$3,069	$4,765	$4,506
New Credit Facility(2)	$—	N/A	June 2013	0.375%	$254	N/A	N/A
Prior Credit Facility(3)	N/A	$—	N/A	N/A	$372	$1,147	$1,532

(1)

The entire amount of the obligation, $73.0 million, is due and payable in October 2009, bears interest primarily at 30-day commercial paper rates and is collateralized by the underlying real property. In connection with the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” the special-purpose entity associated with this financing was consolidated by us as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of borrowings and other debt and a $2.9 million non-controlling minority interest.

(2)

On June 24, 2008, we entered into a new revolving credit facility (the “New Credit Facility) with several banks pursuant to which we are permitted to borrow up to $125.0 million. We are required to pay a commitment fee of 0.375% on undrawn amounts. Interest on borrowed amounts is determined by reference to either the lending banks’ base rate plus 0.50% per annum or to LIBOR plus 1.5% per annum. As of December 31, 2008, there were no borrowings under the New Credit Facility.

(3)

In connection with entering into the New Credit Facility, we terminated our prior $100 million revolving credit facility (“Prior Credit Facility”). We did not incur any material termination penalties in connection with this termination. There was no debt outstanding under the Prior Credit Facility at December 31, 2007 or for any period during 2008 prior to its termination. Under the Prior Credit Facility, we were required to pay a commitment fee of 0.75% on undrawn amounts.

In addition, we repaid $50.0 million of subordinated debt due to Home Box Office, Inc. (“HBO”) in November 2007 as contractually required.

For a more detailed description of our various financing arrangements, please see Note 8 to the audited consolidated financial statements contained elsewhere in this Annual Report.

As of December 31, 2008, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and new lines of business, including television specials and stage musicals, make participation and residual payments, fund selling, general and administrative costs and capital expenditures. Our operating activities for the year ended December 31, 2008 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from our revolving credit facility to meet these needs. For 2009, we expect our commitments to fund production and development costs (excluding capitalized interest and overhead expense), make contingent compensation and residual payments (on films released to date), fund capital expenditures and pay the 2008 employee bonus plan will be approximately $380.0 million. Additionally, over the next 18 months, we expect to spend approximately an additional $54.0 million as we continue our effort begun in early 2008 to expand and make general improvements to our Company headquarters located in Glendale, California in order to accommodate general business growth, including 3D expansion. In addition, in October 2009 we are required to repay the $73.0 million principal associated with the existing financing of our Company’s headquarters (see Note 8 to our audited consolidated financial statements). We currently expect to use cash on hand to fund both the expansion of our Company’s headquarters and repayment of the existing financing of our Company’s headquarters, however, we will continue to evaluate the various financing options available to us.

As of December 31, 2008, we had cash and cash equivalents totaling $262.6 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, which are primarily either invested in U.S. government obligations or guaranteed by the U.S. government. Our cash and cash equivalents balance at December 31, 2008 decreased by $29.9 million from that of $292.5 million at December 31, 2007. Components of this change in cash for the year ended December 31, 2008, as well as for change in cash for the years ended December 31, 2007 and 2006, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Net cash provided by operating activities	$207,550	$150,538	$108,078

Net cash provided by operating activities for 2008 was primarily attributable to the collection of revenue associated with Kung Fu Panda’s and Bee Movie’s worldwide theatrical releases, Shrek the Third’s worldwide home entertainment release and international television revenues, worldwide television revenue for Madagascar and, to a lesser extent, the collection of worldwide television and home entertainment revenues for our other films, including Over the Hedge, Shrek 2 and Shrek. At December 31, 2008, we had a receivable from our distributor of $186.5 million, of which approximately 40% is attributable to revenue generated by Kung Fu Panda’s worldwide home entertainment release. In accordance with the terms of our distribution agreement, we expect to begin collecting this revenue as well as revenue generated by our most recent theatrical release, Madagascar: Escape 2 Africa, in 2009. The operating cash provided by the collection of revenues during 2008 was offset by $37.6 million paid to an affiliate of a former stockholder related to tax benefits realized in 2007 from the Tax Basis Increase, $37.3 million paid (net of refunds) for estimated federal and state income taxes and $44.4 million paid related to 2007 employee bonus plans. The operating cash provided by revenues was also partially offset by film production and development spending and participation and residual payments.

Net cash provided by operating activities for 2007 was primarily attributable to the collection of revenue attributable to Shrek the Third’s worldwide theatrical release and Over the Hedge’s worldwide home entertainment sales and, to a lesser extent, the collection of worldwide theatrical, television and home entertainment revenues for our other films, including Flushed Away, Madagascar, Shark Tale and Shrek 2. The operating cash provided during 2007 was offset by $27.6 million paid to an affiliate of a former stockholder (who was a stockholder in 2007) related to tax benefits realized in 2006 from the Tax Basis Increase, $31.6 million paid for estimated federal and state income taxes and $89.4 million paid to our distributor for distribution costs not deducted from remittances in prior years. In addition, cash provided by operating activities for 2007 was partially offset by film production spending and participation and residual payments (including participation payments associated with Shrek the Third).

Net cash provided by operating activities for 2006 was primarily attributable to collection of revenue earned in 2005 associated with Madagascar’s worldwide home entertainment sales, collection of revenue earned by both Wallace and Gromit’s and Over the Hedge’s theatrical release and worldwide home entertainment sales, and a $40.9 million refund associated with 2005 income taxes previously paid. The operating cash provided during 2006 was partially offset by a $32.4 million payment to an affiliate of a former stockholder (who was a stockholder in 2006) related to tax benefits realized in 2005 from the Tax Basis Increase, film production spending and participations and residuals.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Net cash used in investing activities	$(49,049)	$(12,290)	$(3,523)

Net cash used in investing activities for the year ended December 31, 2008 primarily related to the investment in equipment and property. Net cash used in investing activities for 2007 resulted primarily from the investment in equipment and the purchase of a fractional ownership interest in a corporate aircraft. Net cash used in investing activities for 2006 primarily related to the investment in equipment.

The increase in the investment in property, plant and equipment for the year ended December 31, 2008 as compared to the same periods of 2007 and 2006 is largely related to new strategic technology initiatives and alliances as well as the expansion of our headquarters.

Financing Activities

Net cash used in financing activities for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Net cash used in financing activities	$(188,346)	$(352,063)	$(2,047)

Net cash used in financing activities for the years ended December 31, 2008 and 2007 was primarily comprised of repurchases of our Class A common stock and, for the year ended December 31, 2007, also included the $50.0 million repayment of subordinated debt due to HBO made in November 2007. Net cash used in financing activities for 2006 consisted mainly of the $75.0 million repayment of an advance in connection with the termination of a distribution agreement between Universal Studios and Old DreamWorks Studios that was offset by the $75.0 million signing bonus received from Paramount pursuant to terms of the Paramount Agreements.

Contractual Obligations

Contractual Obligations.    As of December 31, 2008, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$7,405	$7,571	$6,184	$3,197	$—	$—	$24,357
Glendale animation campus note payable(1)	73,000	—	—	—	—	—	73,000
Other(2)	42,987	11,738	300	250	—	—	55,275

Total contractual cash obligations	$123,392	$19,309	$6,484	$3,447	$—	$—	$152,632

(1)

Our headquarters, an animation campus in Glendale, California, is subject to a lease from a special-purpose entity that acquired the property for $73.0 million in March 2002 and leased the facility to us for an initial term of five years, which was subsequently extended through October 2009. In addition to the principal amount of $73.0 million that is due in October 2009, we are obligated to pay interest based primarily on 30-day commercial paper rates (2.25% at December 31, 2008). For further discussion, please see Note 8 to our audited consolidated financial statements.

(2)	Other commitments are principally comprised of the contractual commitment related to the expansion of our headquarters.

As of December 31, 2008, we had non-cancelable talent commitments totaling approximately $18.6 million that are payable over the next five years.

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

Stock-Based Compensation

We record employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of December 31, 2008, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $84.7 million, which will be amortized on a straight-line basis over a weighted average life of approximately two years.

The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. As permitted by and outlined in Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”) released by the SEC, we apply the “simplified” method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. Given our lack of sufficient historical exercise data for stock option grants and as permitted under SAB 110, “Use of a Simplified Method,” which was released in December 2007, we expect to continue to use the simplified method for calculating the expected term. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available we will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

At the time of the Separation, affiliates controlled by a former significant stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (previously defined above as the Tax Basis Increase). The Tax Basis increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years if we generate sufficient taxable income. The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to the affiliate of our former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

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

Foreign Currency Risk.    We are subject to foreign currency rate fluctuations because a major portion of our business, including Paramount’s distribution of our films, is derived from foreign countries where a significant amount of the transactions are conducted in local currencies. Historically, because our films have generally been profitable internationally, we have benefited from a weaker U.S. dollar and have been adversely affected by a stronger U.S. dollar relative to any foreign currency.

While the information provided to us by our distributor does not enable us to isolate or precisely quantify the impact of any foreign currency’s rate fluctuation on our earnings, our distributor does provide sufficient information to enable us to identify those foreign currencies to which we are primarily exposed and to make a general estimate of the impact of a percentage change in these foreign currencies on our reported earnings. During 2008, our most significant foreign currency exposures were with respect to the Euro and the British pound. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the U.S. Dollar and Euro and the U.S. Dollar and the British pound would have impacted our 2008 earnings by approximately $3.6 million and $1.3 million, respectively.

We do not currently engage in foreign currency hedging activities to limit the risk of exchange rate fluctuations on our reported earnings because we are not able to forecast within an acceptable level of risk our exposure to foreign currencies. In addition, our films’ foreign currency transactions contain to some degree a natural foreign currency hedge for receipts because certain significant offsetting distribution expenses are denominated in the same local currency.

Item 8.	Financial Statements and Supplementary Data

The Index to Financial Statements and Supplemental Data is on page F-1 following the signature pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the chief executive officer and the chief financial officer have concluded that as of December 31, 2008, such disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2008 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2008, which is included herein.

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

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 24th day of February, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY KATZENBERG Jeffrey Katzenberg	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2009

/s/ LEWIS W. COLEMAN Lewis W. Coleman	President, Chief Financial Officer and Director (Principal Financial Officer)	February 24, 2009

Signature	Title	Date

/s/ PHILIP M. CROSS Philip M. Cross	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2009

/s/ ROGER A. ENRICO Roger A. Enrico	Chairman of the Board of Directors	February 24, 2009

/s/ HARRY BRITTENHAM Harry Brittenham	Director	February 24, 2009

/s/ THOMAS E. FRESTON Thomas E. Freston	Director	February 24, 2009

/s/ JUDSON C. GREEN Judson C. Green	Director	February 24, 2009

/s/ MELLODY HOBSON Mellody Hobson	Director	February 24, 2009

/s/ MICHAEL J. MONTGOMERY Michael J. Montgomery	Director	February 24, 2009

/s/ NATHAN MYHRVOLD Nathan Myhrvold	Director	February 24, 2009

/s/ RICHARD SHERMAN Richard Sherman	Director	February 24, 2009

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	February 24, 2009

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated balance sheets of DreamWorks Animation SKG, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DreamWorks Animation SKG, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DreamWorks Animation SKG, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DreamWorks Animation SKG, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DreamWorks Animation SKG,

Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 23, 2009

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands) (except par value and share amounts)
Assets
Cash and cash equivalents	$262,644	$292,489
Trade accounts receivable, net of allowance for doubtful accounts	4,550	3,470
Income taxes receivable	6,468	—
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	186,522	272,647
Film costs, net	638,243	541,917
Prepaid expenses and other assets	31,453	47,609
Property, plant and equipment, net of accumulated depreciation and amortization	114,913	86,772
Deferred taxes, net	27,049	48,664
Goodwill	34,216	34,216

Total assets	$1,306,058	$1,327,784

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$7,499	$3,169
Accrued liabilities	115,158	108,457
Payable to former stockholder	54,192	68,371
Income taxes payable	—	31,651
Deferred revenue and other advances	38,857	24,561
Borrowings and other debt	70,059	70,059

Total liabilities	285,765	306,268
Commitments and contingencies
Minority interest	2,941	2,941
Stockholders’ equity
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 95,381,143 and 93,547,321 shares issued, as of December 31, 2008 and 2007, respectively	954	935
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 11,419,461 and 12,984,462 shares issued and outstanding, as of December 31, 2008 and 2007, respectively	114	130
Additional paid-in capital	876,651	831,115
Retained earnings	645,261	502,763
Less: Class A Treasury common stock, at cost, 17,432,728 and 10,445,278 shares, as of December 31, 2008 and 2007, respectively	(505,628)	(316,368)

Total stockholders’ equity	1,017,352	1,018,575

Total liabilities and stockholders’ equity	$1,306,058	$1,327,784

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(in thousands) (except per share amounts)
Revenues	$650,052	$767,178	$394,842
Costs of revenues	365,485	372,295	317,130

Gross profit	284,567	394,883	77,712
Product development	2,050	—	—
Selling, general and administrative expenses	110,690	103,569	78,830

Operating income (loss)	171,827	291,314	(1,118)
Interest income, net	9,305	24,523	24,329
Other income, net	5,171	5,565	5,926
Decrease (increase) in income tax benefit payable to stockholder	(23,465)	(93,653)	35,090

Income before income taxes	162,838	227,749	64,227
Provision for income taxes	(20,340)	(9,385)	(49,102)

Net income	$142,498	$218,364	$15,125

Basic net income per share	$1.59	$2.18	$0.15

Diluted net income per share	$1.57	$2.17	$0.15

Shares used in computing net income per share
Basic	89,880	100,083	103,309
Diluted	90,976	100,469	103,612

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Class A Treasury Common Stock		Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2005	105,888,228	$1,059	$683,832	$269,905	256,805	$(8,626)	$946,170
Contribution from controlling stockholders, net of $26.3 million tax charge	—	—	48,750	—	—	—	48,750
Dividend to non-controlling minority interest	—	—	(240)	—	—	—	(240)
Equity awards previously issued to Old DreamWorks Studios employees who transferred to DreamWorks Animation	—	—	(1,495)	1,495	—	—	—
Issuance of shares for stock option exercises and vesting of restricted shares	483,647	5	887	—	—	—	892
Issuance of employee equity awards	—	—	26,073	—	—	—	26,073
Excess tax expense from employee equity awards	—	—	(323)	—	—	—	(323)
Purchase of treasury shares	—	—	—	—	134,334	(3,179)	(3,179)
Net income	—	—	—	15,125	—	—	15,125

Balance at December 31, 2006	106,371,875	1,064	757,484	286,525	391,139	(11,805)	1,033,268
Adoption of FIN 48 (see Notes 2 and 9)	—	—	—	(2,126)	—	—	(2,126)
Dividend to non-controlling minority interest	—	—	(247)	—	—	—	(247)
Adjustment to contribution of net liabilities from Old DreamWorks Studios upon Separation	—	—	33,326	—	—	—	33,326
Issuance of shares for stock option exercises and vesting of restricted shares	159,908	1	1,630	—	—	—	1,631
Issuance of employee equity awards	—	—	38,249	—	—	—	38,249
Excess tax benefits from employee equity awards	—	—	673	—	—	—	673
Purchase of treasury shares	—	—	—	—	10,054,139	(304,563)	(304,563)
Net income	—	—	—	218,364	—	—	218,364

Balance at December 31, 2007	106,531,783	1,065	831,115	502,763	10,445,278	(316,368)	1,018,575
Dividend to non-controlling minority interest	—	—	(176)	—	—	—	(176)
Issuance of shares for stock option exercises and vesting of restricted shares	268,821	3	1,479	—	—	—	1,482
Issuance of employee equity awards	—	—	44,707	—	—	—	44,707
Excess tax expense from employee equity awards	—	—	(474)	—	—	—	(474)
Purchase of treasury shares	—	—	—	—	6,987,450	(189,260)	(189,260)
Net income	—	—	—	142,498	—	—	142,498

Balance at December 31, 2008	106,800,604	$1,068	$876,651	$645,261	17,423,728	$(505,628)	$1,017,352

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities
Net income	$142,498	$218,364	$15,125
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	324,691	351,600	311,410
Stock compensation expense	37,600	34,037	24,031
Depreciation and amortization	3,461	4,888	3,514
Revenue earned against deferred revenue and other advances	(75,201)	(94,010)	(47,921)
Deferred taxes, net	21,615	(40,930)	76,585
Change in operating assets and liabilities:
Trade accounts receivable	(1,080)	(2,261)	8,978
Receivable from Paramount	86,125	(116,917)	(27,079)
Film costs	(405,206)	(399,456)	(274,331)
Prepaid expenses and other assets	16,516	(8,325)	(1,469)
Accounts payable and accrued liabilities	9,891	52,504	(5,849)
Payable to former stockholder	(14,179)	66,098	(67,353)
Income taxes payable/receivable, net	(38,949)	17,849	12,213
Deferred revenue and other advances	99,768	67,097	80,224

Net cash provided by operating activities	207,550	150,538	108,078

Investing activities
Purchases of property, plant and equipment	(49,049)	(10,327)	(3,523)
Purchase of other intangible assets	—	(1,963)	—

Net cash used in investing activities	(49,049)	(12,290)	(3,523)

Financing Activities
Receipts from exercise of stock options	1,479	1,630	892
Excess tax benefits from employee equity awards	357	870	240
Deferred debt issuance costs	(922)	—	—
Purchase of treasury stock	(189,260)	(304,563)	(3,179)
Paramount signing bonus deemed a contribution from controlling stockholders	—	—	75,000
Repayment of Universal Studios advance	—	—	(75,000)
Repayment of HBO debt	—	(50,000)	—

Net cash used in financing activities	(188,346)	(352,063)	(2,047)

Increase (decrease) in cash and cash equivalents	(29,845)	(213,815)	102,508
Cash and cash equivalents at beginning of year	292,489	506,304	403,796

Cash and cash equivalents at end of year	$262,644	$292,489	$506,304

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$37,318	$31,598	$(39,936)

Cash paid during the year for interest, net of amounts capitalized	$869	$123	$273

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc.( “Viacom”), and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”) (see Note 3). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to expand the exploitation of its film properties through the development of non-theatrical special content such as television specials, a Broadway stage musical and an online virtual world game.

2. Summary of Significant Accounting Policies

The accounting for motion picture films is governed by Statement of Position 00-2, “Accounting by Producers or Distributors of Films,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the “SOP”). As permitted by the SOP, the Company presents an unclassified balance sheet.

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

Reclassifications

Certain amounts in the prior period consolidated financial statements and footnotes thereto have been reclassified to conform to the 2008 presentation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and short-term money market investments, which are primarily either invested in U.S. government obligations or guaranteed by the U.S. government, with maturities of three months or less when purchased.

Financial Instruments and Concentration of Credit Risk

The fair value of cash and cash equivalents, accounts receivable, accounts payable, advances and bank borrowings (if any) and other debt approximates carrying value due to the short-term maturity of such instruments and floating interest rates.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term money-market investments, which are either invested in U.S. government obligations or guaranteed by the U.S. government, with multiple financial institutions. Such investments, which are included in “Cash and cash equivalents” on the accompanying consolidated balance sheets, are classified as available-for-sale and reported at fair value, based on quoted prices in active markets. There are no unrealized gains or losses associated with these investments at December 31, 2008. For the years ended December 31, 2008, 2007 and 2006, the Company recorded interest income of $8.5 million, $26.0 million and $25.2 million, respectively, from these investments.

Pursuant to the Company’s distribution and servicing arrangements, significant accounts receivable may be due from Paramount from time to time. As of December 31, 2008 and 2007, $186.5 million and $272.6 million, respectively, were due from Paramount (see Note 3). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. The Company and its distributor perform ongoing credit evaluations of their customers and generally do not require collateral.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Investments associated with the Company’s 2007 non-qualified deferred compensation plan (see Note 13) are accounted for in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and are classified as “available-for-sale.” Such investments are recorded at fair value, and unrealized gains and losses are included in other comprehensive income/(loss) until realized. For the years ended December 31, 2008 and 2007, any unrealized gains and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no investment losses recorded for the years ended December 31, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue from the distribution of its animated feature films when earned and reported to it by its distributor, in accordance with the SOP. Pursuant to the Paramount Agreements, the Company recognizes revenues net of reserves for returns, rebates and other incentives after Paramount has (i) retained a distribution fee of 8.0% of revenue (without deduction of any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to the Company’s films on a title by title basis. International results are generally reported to the Company by its distributor a month in arrears. Because a third party is the principal distributor of the Company’s films, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from Paramount. As is typical in the film industry, Paramount may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods. Furthermore, management may, in its judgment, make material adjustments in future periods to the information reported by Paramount to ensure that revenues are accurately reflected in the Company’s financial statements. To date, Paramount has not made subsequent, nor has the Company made, material adjustments to information provided by Paramount and used in the preparation of the Company’s historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by Paramount.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue from both free and pay television licensing agreements is recognized at the later of the time the production is made available for exhibition in those markets or it is reported by Paramount. Long-term non-interest-bearing receivables arising from television licensing agreements are discounted to present value in amounts due from our distributor in accordance with Accounting Principles Board (“APB”) Opinion No. 21 “Interest on Receivables and Payables.”

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

Film Cost Amortization.     Once a film is released, film costs are amortized and participations and residual costs are accrued on an individual film basis in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each film (“Ultimate Revenue”) as of the beginning of the current fiscal period as required by the SOP. The amount of film costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from its distributor and its knowledge of the industry. Ultimate Revenue does not include estimates of revenue that will be earned beyond ten years of a film’s initial theatrical release date.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs and accrued participation and residual costs relative to a previous period.

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

Product Development

The Company records product development costs, which primarily consist of costs incurred pursuant to development agreements with third-party software developers, in accordance with FAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“FAS 86”). FAS 86 provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Product development costs incurred prior to reaching technological feasibility are expensed. Currently, the Company has determined that technological feasibility for its online virtual world product has not yet been established and, accordingly, all product development costs incurred to date have been expensed.

Stock-Based Compensation

The Company records employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (see Note 13).

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as shown below:

Asset Category	Estimated Useful Life
Buildings	40 years
Building Improvements	5-10 years
Furniture, Fixtures and Other	4-10 years
Software and Computer Equipment(1)	2-5 years

(1)

Effective January 1, 2007, the Company revised its estimated useful life of software and computer equipment and extended it from two years to three years. Additionally, effective in the fourth quarter of 2008, on a prospective basis the useful life for selected types of software, such as financial system software, was determined to be five years.

Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the length of the lease. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.

In addition, in accordance with FIN 46R, the Company consolidates the special-purpose entity that acquired its Glendale animation campus in March 2002 (see Note 8). Accordingly, $60.3 million of property, plant and equipment (net of $10.3 million of accumulated depreciation, which represents the lower of the cost or fair value of the Glendale animation campus, and $70.1 million of debt and a $2.9 million minority interest, respectively, are included in the accompanying consolidated balance sheets as of December 31, 2007 and 2006.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the Company’s separation from the entity then known as DreamWorks L.L.C. (“Old DreamWorks Studios”) in 2004, affiliates controlled by a former significant stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase was initially $1.61 billion with a potential to reduce the amount of tax that the Company may pay in the future, to the extent the Company generates sufficient future taxable income, by $595 million. The Company is obligated to remit to the affiliate of the former stockholder 85% of any such cash savings under this “Stockholder’s Tax Agreement” in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. In accordance with Emerging Issues Task Force Issue No. 94-10 “Accounting by a Company for the Income Tax Effects of Transactions Among or with its Shareholders under FASB Statement 109” (“EITF 94-10”), the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Realized tax benefits created by such transactions with shareholders in subsequent periods should be included in a company’s income statement.

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

Goodwill and Other Intangible Assets

In connection with the Company’s separation from Old DreamWorks Studios in 2004, Old DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). The Company has goodwill of approximately $36.9 million as of December 31, 2008 and 2007, less accumulated amortization of

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.7 million, related to PDI. The Company performed an annual impairment test for goodwill in October of 2008 and 2007 in accordance with FAS No. 142 “Goodwill and Other Intangible Assets (“FAS 142”) and determined that there was no impairment.

FAS 142 also requires that intangible assets with finite lives are amortized over their estimated useful life to a company and are reviewed for impairment in accordance with FAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” Finite-lived intangible assets are amortized on a straight-line basis over a period of five years and the amortization for the years ended December 31, 2008 and 2007 and for the next five years is not material.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income/(loss). Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2008, 2007 and 2006, respectively the amounts that were classified as other comprehensive income were not material.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Distribution and Servicing Arrangements

Distribution and Servicing Arrangements with Paramount.    Pursuant to the Paramount Agreements, the Company granted Paramount and its affiliates (including Old DreamWorks Studios) the exclusive right to distribute its films in theatrical, home entertainment and television markets on a worldwide basis through the later of (i) the Company’s delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the Paramount Agreements. The Company retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. If the Company or Paramount terminates the Paramount Agreements, the Company’s existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that the Company has pre-approved.

The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its films, including participation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its distribution and marketing costs and home video fulfillment costs with respect to the Company’s films on a title-by-title basis prior to the Company receiving any proceeds. If a film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount to recoup its expenses under the Paramount Agreements, Paramount will not be entitled to recoup those costs from proceeds of the Company’s other films and the Company will not be required to repay Paramount for such unrecouped amounts.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, under the Paramount Agreements, Paramount is obligated to pay the Company annual cost reimbursements of approximately $4.6 million per film, which the Company is recognizing as revenue upon the release of that film. These annual cost reimbursements are independent from Paramount’s right to recoup its distribution and marketing costs for each film and, as a result, are recorded as revenue by the Company without regard to Paramount’s recoupment position.

Contribution from Controlling Stockholders.    Upon the effectiveness of the Paramount Agreements, Paramount was required to pay to the Company a $75.0 million signing bonus. Because the effectiveness of the Paramount Agreements and Viacom’s acquisition of Old DreamWorks Studios (with which the Company remained effectively under common control at the time Viacom acquired Old DreamWorks Studios) were each conditioned upon the other’s occurrence, the Company recorded the $75.0 million signing bonus, which is $48.7 million on an after-tax basis, as an increase to Additional-Paid-in-Capital. In addition, the signing bonus, before tax, has been reflected in the accompanying statement of cash flows as a deemed contribution from controlling stockholders. The Company used the proceeds of the signing bonus to repay the $75.6 million advance, plus interest, to Universal Studios Inc. (see Note 8).

Paramount: Other Services and Information.    As of December 31, 2008, the Company provided limited office space and telecommunications support to Paramount and Paramount continued to provide the Company with minimal storage facility space pursuant to the terms of a services agreement originally entered into with Old DreamWorks Studios. During 2008, Paramount also provided the Company with corporate aircraft services pursuant to the terms of an aircraft time-share agreement. The cost of corporate aircraft services is reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. For the years ended December 31, 2008 and 2007 and for the 11 months ended December 31, 2006, the Company incurred costs from Paramount totaling $1.6 million, $0.9 million and $3.3 million, respectively, and Paramount was charged costs from the Company totaling $0.3 million, $0.4 million and $2.3 million, respectively. In addition, under the terms of the Paramount Agreements, Paramount will also provide the Company with certain production-related services, including but not limited to film music, creative and licensing services, archiving of film materials and credits assistance as well as information technology oversight, participation and residual accounting and travel services.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Film Costs

Film costs consist of the following (in thousands):

	December 31,
	2008	2007
In release, net of amortization:
Animated feature films(1)	$326,861	$263,514
Television special	3,124	4,210
In production:
Animated feature films	251,066	239,450
Television special	7,207	—
In development	49,985	34,743

Total film costs	$638,243	$541,917

(1)	Includes $23.1 million of stage musical costs at December 31, 2008.

The Company anticipates that approximately 50% and 91% of “in release” film costs as of December 31, 2008 will be amortized over the next 12 months and three years, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Land, buildings and improvements	$135,107	$117,060
Furniture and equipment	13,432	9,811
Computer hardware and software	31,179	13,456

Total property, plant and equipment	179,718	140,327
Accumulated depreciation and amortization	(64,805)	(53,555)

Property, plant and equipment, net	$114,913	$86,772

For the years ended December 31, 2008, 2007 and 2006 the Company recorded depreciation and amortization expense (other than film amortization) of $14.2 million, $6.5 million and $5.3 million, respectively, of which $11.2 million, $4.9 million and $4.0 million, respectively, were capitalized as film production costs.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Employee compensation	$52,157	$54,675
Participations and residuals	37,220	37,275
Deferred rent	5,806	6,686
Other accrued liabilities	19,975	9,821

Total accrued liabilities	$115,158	$108,457

The Company estimates that in 2009, it will pay approximately $16.8 million of its participation and residual costs accrued as of December 31, 2008.

7. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2008 and 2007 and the related amounts earned and recorded either as revenue in the consolidated statements of income or capitalized as an offset to film costs for the years ended December 31, 2008, 2007 and 2006 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2008	2007	2008	2007	2006
Home Box Office Inc., Advance(1)	$—	$—	$26,666	$27,321	$25,566
Strategic Alliance/Development Advances(2)	2,007	2,104	15,597	13,107	11,669
Deferred Revenue(3)	1,547	5,594	26,449	41,309	3,811
Licensing Advances(3)	32,549	13,185	6,636	8,257	3,487
Other Advances(4)	2,754	3,678	10,124	9,706	9,390

Total deferred revenue and other advances	$38,857	$24,561

(1)

The Company remains a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. (“HBO”), pursuant to which the Company receives advances against license fees payable for future film product. The agreement is currently expected to extend through 2012. Under the agreement, the Company is obligated to refund the advances if the amount received is in excess of the license fees earned by the films.

(2)

The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, under the agreements, the Company makes purchases of the technology companies’ equipment. During the years ended December 31, 2008, 2007 and 2006, of the total amounts earned against the “Strategic Alliance/Development Advances,” $10.3 million, $5.5 million and $6.0 million, respectively, were capitalized as an offset to film costs or property, plant and equipment.

(3)	Amounts received from customers for the licensing of the Company’s animated characters on a worldwide basis received prior to the availability date of the product.
(4)

Primarily consists of the annual cost reimbursements received from Paramount (see Note 3), which are initially recorded as an advance and then allocated to each of the films delivered to Paramount and recognized as revenue upon the release of that film.

8. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding at December 31, 2008 and 2007 (in thousands):

	Balance Outstanding at December 31,		Maturity Date	Interest Rate as of December 31, 2008	Interest Cost
					For the Year Ended December 31,
	2008	2007			2008	2007	2006
Animation Campus Financing	$73,000	$73,000	October 2009	2.25%	$3,069	$4,765	$4,506
New Credit Facility	$—	$—	June 2013	0.375%	$254	N/A	N/A
Prior Credit Facility	$—	$—	N/A	N/A	$372	$1,147	$1,532

Animation Campus Financing.    The entire amount of the obligation, $73.0 million, is due and payable in October 2009, bears interest primarily at 30-day commercial paper rates and is fully collateralized by the underlying real property. In connection with the adoption of FIN46R, the special-purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation is presented on the consolidated balance sheets as $70.1 million of borrowings and other debt and a $2.9 million minority interest.

Credit Facility Agreements.    On June 24, 2008, the Company entered into a new revolving credit facility (“New Credit Facility”) with several banks pursuant to which the Company is permitted to borrow up to $125.0 million. The Company is required to pay a commitment fee at an annual rate of 0.375% on undrawn amounts. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets. The New Credit Facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders’ consent, such as granting liens or entering into any merger or other significant transaction. The New Credit Facility terminates on June 24, 2013. As of December 31, 2008, there were no borrowings under the New Credit Facility.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with entering into the New Credit Facility, the Company terminated its prior $100 million revolving credit facility (“Prior Credit Facility”). The Company did not incur any material termination penalties in connection with this termination. There was no debt outstanding under the Prior Credit Facility during the year ended December 31, 2007 and the six-month period prior to its termination in June 2008. Under the Prior Credit Facility, the Company was required to pay a commitment fee of 0.75% on undrawn amounts.

As of December 31, 2008, the Company was in compliance with all applicable financial debt covenants.

Additional Financing Information

HBO Subordinated Notes.    In November 2007, the Company repaid in full $50 million of subordinated notes outstanding to HBO. Prior to repayment, the subordinated notes bore interest at a rate in amount equal to the LIBOR rate plus 0.50% per annum and the Company incurred associated interest cost for the years ended December 31, 2007 and 2006 of $3.9 million and $4.2 million, respectively.

Universal Studios Advance.    In January 2006, the Company repaid in full an advance (“Universal Advance”), plus interest, totaling approximately $75.6 million due to Universal Studios Inc. (“Universal”). The Universal Advance bore interest at a rate of 8.75% per annum and the Company incurred associated interest cost for the year ended December 31, 2006 totaling $0.6 million.

Interest Capitalized to Film Costs.    Interest capitalized to film costs during the years ended December 31, 2008, 2007 and 2006 totaled $3.0 million, $8.6 million and $9.4 million, respectively.

9. Income Taxes

The following are the components of the provision for income taxes (in thousands) for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Current:
Federal	$(1,452)	$42,324	$(28,443)
State and Local	(1,244)	6,420	63
Foreign	1,420	1,571	896

Total current provision (benefit)	(1,276)	50,315	(27,484)

Deferred:
Federal	21,616	(40,930)	76,586
State and Local	—	—	—

Total deferred provision (benefit)	21,616	(40,930)	76,586

Total income tax provision	$20,340	$9,385	$49,102

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 differs from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and decrease (increase) in income tax benefit payable to former stockholder (as pursuant to the Stockholder’s Tax Agreement) as a result of the following:

	2008	2007	2006
Provision for income taxes (excluding effects of Stockholder’s Tax Agreement(1) )
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.8	1.8	5.6
Revaluation of deferred tax assets, net	(5.2)	(3.7)	30.5
Export sales exclusion/manufactures deduction	(5.8)	(1.3)	(6.4)
Other	(2.3)	0.3	(16.6)

Total provision excluding effect of Stockholder’s Tax Agreement(1)	23.5%	32.1%	48.1%

Effects of Stockholder’s Tax Agreement(1)
U.S. state taxes, net of Federal benefit	(1.2)	(0.9)	(5.5)
Revaluation of deferred tax assets, net	(12.2)	(27.1)	109.6
Export sales exclusion/manufactures deduction	1.0	0.6	5.2
Other	(0.2)	(1.7)	11.1

Total effect of Stockholder’s Tax Agreement(1)	(12.6)%	(29.1)%	120.4%

Total net provision for income taxes	10.9%	3.0%	168.5%

(1)

The Company is obligated to remit to the affiliate of a former significant stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits (see Note 2).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are presented below (in thousands).

	December 31,
	2008	2007
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder’s Tax Agreement)	$438,095	$477,422
Stock compensation	32,521	21,434
Other liabilities	10,535	12,438
Fixed assets	5,769	6,497
Film development basis	11,560	9,113
Other	10,074	6,619

Deferred tax assets	508,554	533,523
Less: Valuation allowance	(422,770)	(456,242)

Deferred tax assets (net of valuation allowance)	85,784	77,281
Deferred tax liabilities:
Film basis (net of amortization) and other	(58,735)	(28,616)

Deferred tax liabilities	(58,735)	(28,616)

Net deferred tax assets	$27,049	$48,664

The valuation allowance decreased by $33.5 million and $110.9 million for the years ended December 31, 2008 and 2007, respectively.

Income tax expense (benefit) attributable to equity-based transactions of $0.5 million and $(0.7) million were allocated to stockholders’ equity for the years ended December 31, 2008 and 2007, respectively.

Federal and state net operating loss carryforwards totaled $8.4 million and $1.6 million, respectively, as of December 31, 2008 and will begin to expire in 2018 and 2014, respectively.

The Company’s California Franchise tax returns for the years ended December 31, 2004 and 2005 are currently under examination by the Franchise Tax Board (“FTB”). The Internal Revenue Service (“IRS”) concluded its audits of the Company’s federal income tax return for the periods through December 31, 2006. Subsequent years remain open to audit by the IRS whereas all tax years since the Company’s separation from Old DreamWorks Studios remain open to audit by all state and local taxing jurisdictions.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances and activity in the unrecognized tax benefits under FIN 48 from December 31, 2006 to 2008 are presented below (in thousands):

	Accrued Taxes	Deferred Taxes	Deferred Tax Valuation Allowance	Interest and Penalties	Stockholder Payable	Total
Balance at December 31, 2006	$7,287	$—	$—	$2,238	$—	$9,525
Adoption of FIN 48	11,347	52,419	(56,563)	(914)	(4,163)	2,126
Prior year additions	1,076	—	56,563	—	4,163	61,802
Prior year reductions	(9,406)	(52,419)	—	(99)	—	(61,924)
Settlements of prior years	(629)	—	—	—	—	(629)
Current year additions	1,073	—	—	951	—	2,024

Balance at December 31, 2007	10,748	—	—	2,176	—	12,924
Prior year additions	1,646	—	—	98	599	2,343
Prior year reductions	(8,645)	—	—	(1,871)	—	(10,515)
Settlements of prior years	219	—	—	—	—	219
Current year additions	763	—	—	273	85	1,121

Balance at December 31, 2008(1)	$4,731	$—	$—	$676	$684	$6,091

(1)	The unrecognized tax benefits as of December 31, 2008, if fully realized, would affect our future effective tax rate.

As of December 31, 2008, any changes that are reasonably possible to occur within the next 12 months to the Company’s unrecognized tax benefits are not expected to be material.

10. Related Party Transactions

Class A Share Repurchases from Stockholders.    During 2007, the Company repurchased 4,813,863 shares of the Company’s Class A common stock for a total of $150.0 million from a former significant stockholder (see Note 12).

In November 2007, the Company repurchased 1,100,000 shares of the Company’s Class A common stock for an aggregate purchase price of $32.6 million from a charitable organization originally established by David Geffen, a significant stockholder and a member of the Company’s Board of Directors until his resignation in October 2008. The shares were received by the charitable organization via a donation by Mr. Geffen (see Note 12). In addition, during November 2007, the Company repurchased 357,000 shares of the Company’s Class A common stock for an aggregate purchase price of $10.1 million directly from Mr. Geffen (see Note 12).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Arrangement with Affiliate of a Former Stockholder.    The Company has an arrangement with an affiliate of a former significant stockholder (who was a stockholder during the years ended December 31, 2007 and 2006) to share tax benefits generated by the stockholder (see Note 2 and 9).

Aircraft Sub-lease Agreement with a Stockholder.    In June 2008, the Company entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expense on Mr. Katzenberg’s Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 45 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the year ended December 31, 2008, the Company incurred $0.9 million of costs related to the sublease.

Distribution and Servicing Arrangements and Services Agreement with Old DreamWorks Studios.    For the period October 1, 2004 through January 31, 2006, the Company was party to distribution and serving arrangements with Old DreamWorks Studios on terms similar to the Paramount Agreements. The Company incurred distribution fees payable to Old DreamWorks Studios of $3.7 million for the one-month period ended January 31, 2006. In addition, the Company was party to a services agreement with Old DreamWorks Studios whereby Old DreamWorks Studios agreed to provide the Company with certain general and administrative services and corporate aircraft services and the Company provided certain services for Old DreamWorks Studios, including office space and certain general and administrative services. Pursuant to this services agreement, the Company incurred costs from Old DreamWorks Studios totaling $1.1 million and Old DreamWorks Studios was charged costs from the Company totaling $0.4 million for the one month ended January 31, 2006.

11. Commitments and Contingencies

The Company has entered into various noncancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2011 and 2012. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2008, 2007 and 2006, the Company incurred lease expense of approximately $6.9 million, $5.1 million and $8.6 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments for all leases are as follows (in thousands):

Operating Lease Commitments
2009	$7,405
2010	7,571
2011	6,184
2012	3,197
2013	—
Thereafter	—

Total	$24,357

Additionally, as of December 31, 2008, the Company has a contractual commitment related to the expansion of its headquarters located in Glendale, California totaling approximately $54.0 million that is payable over approximately the next 18 months and has non-cancelable talent commitments totaling approximately $18.6 million that are payable over the next five years.

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

12. Stockholders’ Equity

The Company has authorized two classes of common stock: 350 million shares of Class A common stock and 150 million shares of Class B common stock. The Class A common stock and Class B common stock each have a par value of $0.01 per share and are identical and generally vote together on all matters, except that the Class A common stock carries one vote per share, whereas the Class B common stock carries 15 votes per share.

Class A and Class B Common Stock Transactions

Secondary Public Offerings.    On November 20, 2006, certain stockholders sold 11,580,964 shares of the Company’s Class A common stock for net proceeds of $307.2 million in a registered secondary public offering (the “2006 Offering”). In connection therewith, and pursuant to certain

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Programs.    In December 2007, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to an aggregate of $150.0 million of its outstanding stock. In July 2008, the Company’s Board of Directors terminated the December 2007 share repurchase program, which had approximately $62.0 million of unused authorization, and approved a new stock repurchase program pursuant to which the Company may repurchase up to an additional aggregate of $150.0 million of its outstanding stock. Pursuant to these programs, during the year ended December 31, 2008, the Company repurchased approximately 6.8 million shares of its outstanding Class A common stock for approximately $184.7 million. As of December 31, 2008, the Company had remaining authorization under the July 2008 stock repurchase program to repurchase approximately $53.4 million of its outstanding stock.

During the year ended December 31, 2007, pursuant to a stock repurchase program previously approved by the Company’s Board of Directors, the Company repurchased 6,319,763 million shares of the Company’s stock for a total of $193.4 million, which was the total amount authorized under the program. Purchases made under the program included $150.0 million of shares of Class A common stock purchased directly from a former stockholder (see Note 10). In addition, during 2007, pursuant to individual stock repurchase agreements approved by the Company’s Board of Directors, the Company repurchased 3,126,500 shares of the Company’s Class A common stock from various charitable organizations for an aggregate cost of $97.2 million. These purchases involved the purchase of 1,100,000 shares from a charitable foundation established by Mr. Geffen and 1,257,000 shares from a different foundation. Both foundations received the shares via donation from Mr. Geffen, who, prior to their donation, converted them into the Company’s Class A common stock from an equal number of previously outstanding Class B common stock. Additionally, in 2007 the Company also repurchased 357,000 shares of the Company’s Class A common stock for an aggregate purchase price of $10.1 million directly from Mr. Geffen.

Other Conversion of Class B Common Stock.    During 2008 and 2007, Mr. Geffen converted 1,565,000 and 336,000 shares, respectively, of the Company’s Class B common stock into an equal amount of shares of the Company’s Class A common. These transactions had no impact on the total amount of the Company’s shares outstanding.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

During the fourth quarter of 2007, the Company concluded that at the time of its separation from Old DreamWorks Studios and, thus also at the time of Viacom’s acquisition of Old DreamWorks Studios, certain amounts due from the Company to Old DreamWorks Studios were overstated. Accordingly, the Company reclassified a $33.3 million liability balance previously included in the receivable from Paramount into Stockholders’ Equity as an adjustment to the contribution of net liabilities from Old DreamWorks Studios upon the separation.

13. Employee Benefits Plan

401(k) Plan

The Company sponsors a defined contribution retirement plan (the “401(k) Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 40(k) Plan. The maximum contribution for the Company’s match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Sec. 415 of the IRC. The costs of the Company’s match, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $1.5 million for the year ended December 31, 2008 and $1.4 million for each of the years ended December 31, 2007 and 2006.

Employee Equity Plans

In February 2008, the Company’s Board of Directors approved, subject to approval by the Company’s stockholders, the 2008 Omnibus Incentive Compensation Plan (“2008 Omnibus Plan”). The Company’s stockholders approved the 2008 Omnibus Plan in May 2008. Concurrent with such approval, the 2008 Omnibus Plan automatically terminated, replaced and superseded the Company’s prior plan, the 2004 Omnibus Incentive Compensation Plan (“2004 Omnibus Plan” and, collectively, with the 2008 Omnibus Plan the “Omnibus Plans”), except that any awards granted under the Prior Omnibus Plan would remain in effect pursuant to their original terms. Both Omnibus Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units and other stock equity awards to the Company’s employees, directors and consultants. Pursuant to the 2008 Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the 2008 Omnibus Plan is (i) 5.0 million, plus (ii) any shares with respect to awards granted under the 2004 Omnibus Plan that are forfeited following the adoption date of the 2008 Omnibus Plan. As of December 31, 2008, approximately 2.7 million shares are available for future grants of equity awards under the 2008 Omnibus Plan.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the years ended December 31, 2008, 2007 and 2006, respectively, was as follows (in thousands):

	2008	2007	2006
Total equity-based compensation	$37,600	$34,037	$24,031
Tax impact(1)	(8,836)	(10,915)	(9,154)

Reduction in net income	$28,764	$23,122	$14,877

(1)	Tax impact is determined at the Company’s blended effective tax rate, excluding the effect of the Stockholder’s Tax Agreement (see Note 9).

Equity-based compensation cost capitalized as a part of film costs was $7.1 million, $4.2 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company records stock-based compensation in accordance with the provisions of FAS 123R. Under FAS 123R, the Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the vesting period. Compensation cost for performance-based awards is adjusted to reflect the estimated probability of vesting. Generally, equity awards are forfeited by employees who terminate prior to vesting. However, certain employment contracts for certain named executive officers provide for the acceleration of vesting in the event of a change in control or specified termination events. In addition, the Company has granted equity awards of stock appreciation rights and restricted shares subject to market-based conditions. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about restricted stock activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2008		2007		2006
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	2,687	$28.88	2,551	$27.88	2,970	$28.04
Granted	1,282	28.12	613	31.21	678	27.32
Vested	(489)	29.09	(369)	28.08	(382)	28.01
Forfeited	(67)	29.29	(108)	28.88	(715)	27.94

Balance at end of year	3,413	$28.33	2,687	$28.88	2,551	$27.88

Compensation cost related to restricted stock awards that vest solely upon service is based upon the market price of the Company’s stock on the date of grant, and is recognized on a straight-line basis over a four to seven-year period. In addition, the Company has granted restricted stock awards that vest either upon the achievement of certain cumulative performance goals over a four-year period as set by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or certain market-based criteria (such as stock price appreciation). In addition to the attainment of either the performance or market-based criteria, the vesting of the individual awards is further subject to the completion of required service periods ranging from three to five years. The following table summarizes by year of grant the number of restricted stock awards for which vesting is subject to the achievement of either performance or market-based criteria (in thousands):

Year of Grant (1)	Performance- Based	Market- Based	Total
2008	—	516	516
2006	41	41	82
2005	1,021	—	1,021

Total	1,062	557	1,619

(1)	The Company made no grants of restricted stock for which vesting was subject to performance or market-based criteria during the year ended December 31, 2007.

In February 2009, the Compensation Committee certified that the related four-year cumulative performance goals had been achieved with respect to approximately 900,000 shares of the performance-based restricted stock granted in 2005 (of which the vesting for approximately 200,000 shares is further subject to the completion of the remaining required service period). Approximately

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

100,000 shares of the performance-based restricted stock granted in 2005 were forfeited because the related performance goals were not satisfied. The total intrinsic value of restricted shares vested totaled $12.8 million during 2008, $11.2 million during 2007 and $9.2 million during 2006. The total fair value at grant of restricted stock vested during 2008, 2007 and 2006 was $14.2 million, $10.4 million and $10.7 million, respectively.

The fair value of stock option grants or stock appreciation rights (which are to be settled in stock) with a service or performance-based vesting condition is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the Company’s dividend yield, volatility of the Company’s stock, the risk-free interest rate and expected option term. As permitted by and outlined in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” the Company applies the “simplified” method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. Given the Company’s lack of sufficient historical exercise data for stock option grants and as permitted under SAB 110, “Use of a Simplified Method,” which was released in December 2007, the Company continues to use the simplified method for calculating the expected term. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available, the Company will utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. Equity awards of stock options and stock appreciation rights are generally granted with an exercise price based on the market price of the Company’s stock on the date of grant, generally vest over a term of four to seven years and expire 10 years after the date of grant. Compensation cost for stock options is recognized ratably over the vesting period. Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123R.

The assumptions used in the Black-Scholes model were as follows:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	31-35%	31-35%	35-40%
Risk-free interest rate	2.75-3.52%	3.94%-4.80%	4.19%-5.04%
Weighted average expected term (years)	6.25	6.2	5.8

For equity awards subject to market-based conditions (such as stock-price appreciation), the Company uses a Monte-Carlo simulation option-pricing model to determine the grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Black-Scholes model as outlined above, however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths.

The following table summarizes information about stock option\stock appreciation rights activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2008		2007		2006
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	4,680	$28.62	3,693	$27.29	4,328	$27.39
Options granted	1,214	28.06	1,225	31.44	1,071	28.26
Options exercised	(110)	15.05	(116)	15.30	(106)	8.48
Options expired/canceled	(85)	29.16	(122)	29.21	(1,600)	30.23

Balance at end of year	5,699	$28.75	4,680	$28.62	3,693	$27.29

Of stock option\stock appreciation rights awards granted by the Company, the following table sets forth by grant year the number for which vesting are further subject to the achievement of certain performance or market-based criteria (in thousands):

Year of Grant (1)	Performance- Based	Market- Based	Total
2006	28	28	56
2005	690	—	690

Total	718	28	746

(1)	The Company made no grants of stock options or stock appreciation rights for which vesting was subject to performance or market-based criteria during the years ended December 31, 2008 or 2007.

In February 2009, the Compensation Committee certified that the related four-year cumulative performance goals had been achieved with respect to all the performance-based stock options granted in 2005 (of which the vesting for approximately 200,000 is further subject to the completion of the remaining required service period). The weighted average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $10.98, $12.59 and $12.42, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised totaled $1.5 million during 2008, $1.8 million during 2007 and $1.9 million during 2006.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2008:

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$8.06	85,303	1.24	$8.06	85,303	$8.06
$21.50-$26.92	391,845	6.6	24.96	214,159	24.77
$27.06-28.00	1,545,092	5.77	27.96	642,878	27.92
$28.10-$32.31	3,414,994	8.59	29.58	1,018,302	30.10
$32.86-$37.51	257,781	7.19	34.89	144,380	36.09
$37.58-$ 39.36	4,672	2.11	38.80	4,172	38.94

Total	5,699,687	7.51	$28.75	2,109,194	$28.43

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2008 was $1.8 million and $1.7 million, respectively.

In addition to the awards described above, in January 2005, additional performance compensation awards with respect to approximately 1,021,000 shares of Common Stock were granted to certain named executive officers. No compensation costs were recorded for these awards because management had determined that it is not probable that the objective performance goals set by the Compensation Committee will be achieved over the four-year performance period. In February 2009, the Compensation Committee confirmed that these awards had been forfeited because the four-year performance goals were not achieved.

As required by FAS 123R, management makes estimates of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of December 31, 2008, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $84.7 million and will be amortized on a straight-line basis over a weighted average of approximately two years.

Changes to the Company’s underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Employee Benefit Plans

Effective July 2007, the Company adopted the Special Deferral Election Plan (the “Plan”), a non-qualified deferred compensation plan. The Plan is available for selected employees of the Company and its subsidiaries. For the years ended December 31, 2008 and 2007, the activity associated with the Plan was not material.

14. Significant Customer, Segment and Geographic Information

Significant Customer.    Upon the effectiveness of the Paramount Agreements, a substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 77.8% and 87.8% of total revenue of the years ended December 31, 2008 and 2007 and 91.0% of total revenue for the 11-month period ended December 31, 2006. Prior to the Paramount Agreements, Old DreamWorks Studios was the Company’s distributor and a substantial portion of the Company’s revenue was derived directly from Old DreamWorks Studios, and consequently, Universal, which acted as Old DreamWorks Studios distributor. Universal (through its agreements with Old DreamWorks Studios) represented 80% of revenues for the one-month period ended January 31, 2006.

Revenue by Film and Other.

The Company’s revenues by film and other are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Kung Fu Panda	$211,513	$—	$—
Madagascar: Escape 2 Africa	23,966	—	—
Shrek the Third	119,985	380,599	$—
Bee Movie(1)	111,386	11,688	—
Over the Hedge	35,176	91,211	116,886
Flushed Away(1)	25,274	38,939	6,253
Madagascar	38,578	48,869	128,806
Wallace & Gromit: The Curse of the Were-Rabbit(1)	19,373	29,500	29,144
Film Library / Other(2)	64,801	166,372	113,753

	$650,052	$767,178	$394,842

(1)

Bee Movie and Flushed Away were released during the fourth quarter of the year ended December 31, 2007 and 2006, respectively. Pursuant to the terms of Paramount Agreements, because the distribution and marketing expenses incurred by Paramount for each year’s respective film release exceeded that film’s gross revenues for each year, no revenue was reported to the Company directly from Paramount with respect to that film in its year of release.

(2)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas, Shrek 2 and Shark Tale. In addition, includes revenue from stage musicals and television series\specials.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.    The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $278.3 million, $340.2 million and $173.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Long-lived assets located in foreign countries were not material.

15. Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	2008	2007	2006
Numerator:
Net income	$142,498	$218,364	$15,125
Denominator:
Weighted average common shares and denominator for basic calculation
Weighted average common shares outstanding	91,598	102,144	105,798
Less: Unvested restricted stock	(1,718)	(2,061)	(2,489)

Denominator for basic calculation	89,880	100,083	103,309

Weighted average effects of dilutive equity-based compensation awards
Employee stock options/stock appreciation rights	100	159	192
Restricted stock awards	996	227	111

Denominator for diluted calculation	90,976	100,469	103,612

Net income per share—basic	$1.59	$2.18	$0.15

Net income per share—diluted	$1.57	$2.17	$0.15

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because they were anti-dilutive.

	2008	2007	2006
Options to purchase shares of common stock	1,878	1,264	1,686
Stock appreciations rights	2,680	1,484	422
Equity awards subject to performance conditions	257	1,849	1,849

Total	4,815	4,597	3,957

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2008
Revenues	$157,172	$141,530	$151,525	$199,825
Gross profit	60,681	65,438	76,007	82,441
Income before provision for income taxes	28,289	33,533	42,131	58,885
Net income	26,099	27,493	37,351	51,555	(1)
Basic net income per share	$0.28	$0.30	$0.42	$0.59
Diluted net income per share	$0.28	$0.30	$0.41	$0.58

2007
Revenues	$93,728	$222,471	$160,751	$290,228
Gross profit	40,249	111,826	90,723	152,085
Income before provision for income taxes	16,377	68,272	52,978	90,122
Net income	15,400	61,778	47,042	94,144
Basic net income per share	$0.15	$0.61	$0.47	$0.98
Diluted net income per share	$0.15	$0.60	$0.47	$0.98

(1)	During the quarter ended December 31, 2008, the Company recognized tax benefits totaling $10.5 million related to the resolution of uncertain tax positions taken in prior years (See Note 9).

17. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2008, 2007, and 2006 (in thousands):

	Balance at Beginning of Year	(Credited) Charged to Operations	Deductions and Bad Debt Write-offs	Balance at End of Year
Trade accounts receivable and Receivable from distributor
Allowance for doubtful accounts and Reserve for returns
2008	$4,504	$2,049	$(2,172)	$4,381
2007	$865	$3,990	$(351)	$4,504
2006	$1,361	$1,334	$(1,830)	$865

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/05

2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/06

3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-Q	001-32337	3.2	7/29/08

3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/08/05

4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/05

4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/05

4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/05

10.1*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/05

10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.3	Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/05

10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/05

10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/05

10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/05

10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/05

10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/06

10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/05

10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/05

10.12†	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004	10-K	001-32337	10.10	3/28/05

10.13†	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)	10-K	001-32337	10.11	3/28/05

10.14†	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.12	3/28/05

10.15†	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.13	3/28/05

10.16†	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002	10-K	001-32337	10.14	3/28/05

10.17†	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.15	3/28/05

10.18*	Amended and Restated Employment Agreement, dated as of October 25, 2007, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.2	10/31/07

10.19*	Amended and Restated Employment Agreement, dated as of October 25, 2007, by and between DreamWorks Animation SKG, Inc. and Roger Enrico	8-K	001-32337	99.3	10/31/07

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.20*	Amended and Restated Employment Agreement, dated as of July 24, 2008, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	10-Q	001-32337	10.4	7/29/08

10.21*	Amended and Restated Employment Agreement, dated as of October 23, 2008, between DreamWorks Animation SKG, Inc. and Ann Daly	10-Q	001-32337	10.8	10/28/08

10.22*	Amended and Restated Employment Agreement, dated as of October 25, 2007, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	8-K	001-32337	99.6	10/31/07

10.23*	Employment Agreement, dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	10-K	001-32337	10.20	3/28/05

10.24*	Amendment, effective as of June 22, 2005, to the Employment Agreement, dated as of October 8, 2004, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	8-K	001-32337	10.1	7/25/05

10.25*	Second Amendment, effective as of December 5, 2005, to the Employment Agreement dated October 8, 2004, as amended, between DreamWorks Animation SKG, Inc. and Kristina M. Leslie	8-K	001-32337	10.3	12/8/05

10.26*	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and David Geffen	10-K	001-32337	10.21	3/28/05

10.27*	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Steven Spielberg	10-K	001-32337	10.22	3/28/05

10.28	Credit Agreement, dated June 24, 2008, among DreamWorks Animation SKG, Inc. and the lenders party thereto	8-K	001-32337	99.1	6/27/08

10.29	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.30	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/06

10.31	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/05

10.32	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/05

10.33	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/05

10.34†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/05

10.35†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/05

10.36*	Form of Restricted Share Award Agreement.	10-Q	001-32337	10.7	10/31/07

10.37*	Form of Restricted Stock Unit Award Agreement	10-Q	001-32337	10.6	10/31/07

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.38*	Form of Stock Appreciation Right Award Agreement (Time Vested).	10-Q	001-32337	10.5	10/31/07

10.39*	Form of Restricted Stock Unit Award Agreement (Non-employee Directors).	10-Q	001-32337	10.9	10/31/07

10.40*	Form of Stock Appreciation Right Award Agreement (Non-employee Directors).	10-Q	001-32337	10.8	10/31/07

10.41*	Form of Stock Appreciation Rights Award Agreement (Performance).	8-K	001-32337	99.5	12/1/06

10.42*	Form of Restricted Share Award Agreement (Performance).	8-K	001-32337	99.6	12/1/06

10.43*	Form of Performance Compensation Award Agreement.	8-K	001-32337	99.7	12/1/06

10.44*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and Anne Globe	10-K	001-32337	10.45	2/27/08

10.45*	Special Deferral Election Plan— Basic Plan Document	10-Q	001-32337	10.1	10/28/08

10.46*	Special Deferral Election Plan— Adoption Agreement	10-Q	001-32337	10.2	10/28/08

10.47*	Amended and Restated Employment Agreement dated as of October 25, 2007 by and between DreamWorks Animation SKG, Inc. and Philip Cross	10-K	001-32337	10.50	2/27/08

10.48*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and William Damaschke	10-K	001-32337	10.51	2/27/08

10.49*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and John Batter	10-K	001-32337	10.52	2/27/08

10.50	Repurchase Agreement dated as of August 5, 2007 by and between DW Investment II, Inc. and the Company	8-K	001-32337	10.1	8/8/07

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.51*	Form of Amendment Number One dated as of October 25, 2007 to Performance Compensation Award Agreement	10-Q	001-32337	10.5	10/31/07

10.52*	Form of Amendment Number One dated as of October 25, 2007 to Restricted Stock Unit Award Agreement	10-Q	001-32337	10.6	10/31/07

10.53	Repurchase Agreement dated as of November 12, 2007 by and between the Company and The David Geffen Foundation	8-K	001-32337	99.1	11/14/07

10.54	Repurchase Agreement dated as of November 16, 2007 by and between the Company and David Geffen	8-K	001-32337	99.1	11/20/07

10.55	Repurchase Agreement dated as of October 29, 2007 by and between the Company and The Wunderkinder Foundation	8-K	001-32337	99.1	10/31/07

10.56*	2008 Omnibus Incentive Compensation Plan	10-K	001-32337	10.60	2/27/08

10.57*	2008 Annual Incentive Plan	10-K	001-32337	10.61	2/27/08

10.58*	Letter dated February 21, 2008 from Jeffrey Katzenberg to the Company regarding waiver of certain awards	10-K	001-32337	10.62	2/27/08

10.59	Non-exclusive Aircraft Sublease Agreement dated as of June 11, 2008 by and between the Company and M&JK Dream, LLC	8-K	001-32337	99.1	6/13/08

10.60*	Letter Agreement dated as of July 24, 2008 by and between the Company and Roger Enrico	10-Q	001-32337	10.3	7/29/08

10.61	Repurchase Agreement dated as of August 11, 2008 by and between the Company and The Wunderkinder Foundation	8-K	001-32337	99.1	8/12/08

10.62	Time Sharing Agreement dated as of October 16, 2008 by and between Amblin’ Films, LLC and the Company	8-K	001-32337	99.1	10/22/08

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.63	Time Sharing Agreement dated as of October 27, 2008 by and between the Company and Intellectual Ventures Management, LLC	10-Q	001-32337	10.5	10/29/08

10.64*	Form of Performance Compensation Award Agreement (2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/06/08

10.65*	Form of Stock Appreciation Right Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.1	4/30/08

10.66*	Form of Restricted Stock Unit Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.2	4/30/08

10.67*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.3	4/30/08

10.68*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (Enrico) (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.6	10/29/08

10.69*	Form of Restricted Share Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.7	10/29/08

14	Code of Business Conduct and Ethics					X

21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Management contract or compensatory plan or arrangement.