Form 10-Q
period 2009-03-31
DreamWorks Animation SKG, Inc.
filed 2009-04-29
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of March 31, 2009, there were 76,207,960 shares of Class A common stock and 11,419,461 shares of Class B common stock of the registrant outstanding.

Unless the context otherwise requires, the terms “DreamWorks Animation,” the “Company,” “we,” “us” and “our” refer to DreamWorks Animation SKG, Inc., its consolidated subsidiaries, predecessors in interest, and the subsidiaries and assets and liabilities contributed to it by the entity then known as DreamWorks L.L.C. (“Old DreamWorks Studios”) on October 27, 2004 in connection with our separation from Old DreamWorks Studios, including Pacific Data Images, Inc. and its subsidiary, Pacific Data Images, LLC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$260,630	$262,644
Trade accounts receivable, net of allowance for doubtful accounts	4,998	4,550
Income taxes receivable	11,490	6,468
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	233,284	186,522
Film costs, net	609,894	638,243
Prepaid expenses and other assets	41,113	31,453
Property, plant and equipment, net of accumulated depreciation and amortization	121,802	114,913
Deferred taxes, net	13,501	27,049
Goodwill	34,216	34,216

Total assets	$1,330,928	$1,306,058

Liabilities and Equity
Liabilities:
Accounts payable	$1,162	$7,499
Accrued liabilities	91,894	115,158
Payable to former stockholder	44,506	54,192
Deferred revenue and other advances	64,022	38,857
Borrowings and other debt	70,059	70,059

Total liabilities	271,643	285,765
Commitments and contingencies
Equity:
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 95,392,465 and 95,381,143 shares issued, as of March 31, 2009 and December 31, 2008, respectively	954	954
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 11,419,461 shares issued and outstanding, as of March 31, 2009 and December 31, 2008	114	114
Additional paid-in capital	884,627	876,651
Retained earnings	707,571	645,261
Less: Class A Treasury common stock, at cost, 19,184,505 and 17,432,728 shares, as of March 31, 2009 and December 31, 2008, respectively	(536,922)	(505,628)

Total stockholders’ equity	1,056,344	1,017,352
Minority interest	2,941	2,941

Total equity	1,059,285	1,020,293

Total liabilities and equity	$1,330,928	$1,306,058

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Revenues	$263,524	$157,172
Costs of revenues	156,406	96,491

Gross profit	107,118	60,681
Product development	2,368	—
Selling, general and administrative expenses	20,691	26,722

Operating income	84,059	33,959
Interest income, net	539	2,983
Other income, net	1,452	777
Increase in income tax benefit payable to former stockholder	(16,010)	(9,430)

Income before income taxes	70,040	28,289
Provision for income taxes	7,730	2,190

Net income	$62,310	$26,099

Basic net income per share	$0.71	$0.28
Diluted net income per share	$0.71	$0.28
Shares used in computing net income per share
Basic	87,465	92,314
Diluted	88,102	92,416

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating activities
Net income	$62,310	$26,099
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	135,237	92,511
Stock compensation expense	5,854	9,695
Depreciation and amortization	726	582
Revenue earned against deferred revenue and other advances	(10,831)	(2,552)
Deferred taxes, net	13,548	2,644
Change in operating assets and liabilities:
Trade accounts receivable	(448)	(12,092)
Receivable from Paramount	(46,762)	117,018
Film costs	(101,657)	(97,404)
Prepaid expenses and other assets	(9,664)	10,499
Accounts payable and accrued liabilities	(29,431)	(33,397)
Payable to former stockholder	(9,686)	(24,316)
Income taxes payable/receivable, net	(5,022)	(20,324)
Deferred revenue and other advances	38,496	38,473

Net cash provided by operating activities	42,670	107,436

Investing activities
Purchases of property, plant and equipment	(13,411)	(6,775)

Net cash used in investing activities	(13,411)	(6,775)

Financing Activities
Receipts from exercise of stock options	21	120
Excess tax benefits from employee equity awards	—	6
Purchase of treasury stock	(31,294)	(83,837)

Net cash used in financing activities	(31,273)	(83,711)

Increase/(Decrease) in cash and cash equivalents	(2,014)	16,950
Cash and cash equivalents at beginning of period	262,644	292,489

Cash and cash equivalents at end of period	$260,630	$309,439

Supplemental disclosure of cash flow information:
Cash paid/(received) during the period for income taxes, net	$(878)	$19,864

Cash paid during the period for interest, net of amounts capitalized	$218	$342

See accompanying notes

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of computer generated, or CG, animated feature films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to expand the exploitation of its film properties through the development of special content such as CG animated television specials, a Broadway stage musical and an online virtual world game.

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2008, was derived from audited financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”). The provisions of FAS 160 clarify the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling, or minority, interests. The Company adopted FAS 160 effective January 1, 2009. Accordingly, the Company reclassified minority interest totaling $2.9 million as of March 31, 2009 and December 31, 2008, respectively, to equity in the consolidated balance sheets. There is no minority interest income or minority interest expense associated with the noncontrolling interest recorded in the Company’s consolidated statement of income.

2. Film Costs

Film costs consist of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
In release, net of amortization(1)	$359,595	$329,985
In production	184,056	258,273
In development	66,243	49,985

Total film costs	$609,894	$638,243

(1)	Includes $22.1 million and $23.1 million of stage musical costs at March 31, 2009 and December 31, 2008, respectively.

The Company anticipates that 50% and 94% of “in release” film costs as of March 31, 2009 will be amortized over the next 12 months and three years, respectively.

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Employee compensation	$24,506	$52,157
Participations and residuals	43,175	37,220
Deferred rent	5,321	5,806
Other accrued liabilities	18,892	19,975

Total accrued liabilities	$91,894	$115,158

As of March 31, 2009, the Company estimates that over the next 12 months it will pay approximately $27.9 million of its accrued participation and residual costs.

4. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the related amounts earned and recorded either as

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue in the consolidated statements of income or capitalized as an offset to film costs for the three-month periods ended March 31, 2009 and 2008 (in thousands):

			Amounts Earned
	March 31, 2009	December 31, 2008	Three Months Ended March 31,
			2009	2008
	(unaudited)		(unaudited)
Home Box Office Inc., Advance	$26,666	$—	$—	$—
Licensing Advances	35,452	32,549	3,097	1,009
Deferred Revenue	948	1,547	1,767	309
Strategic Alliance/Development Advances(1)	697	2,007	3,810	2,151
Other Advances	259	2,754	4,657	551

Total deferred revenue and other advances	$64,022	$38,857

(1)

During the three months ended March 31, 2009 and 2008, of the total amounts earned against the “Strategic Alliance/Development Advances,” $2.5 million and $1.5 million, respectively, were capitalized as an offset to film costs or property, plant and equipment.

5. Financing Arrangements

Outstanding Financing. The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding at March 31, 2009 and December 31, 2008 (in thousands):

						Interest Cost
	Balance Outstanding		Maturity Date	Interest Rate as of March 31, 2009		Three Months Ended March 31,
	March 31, 2009	December 31, 2008				2009		2008
Animation Campus Financing(1)	$73,000	$73,000	October 2009	0.66%		$330		$881
Revolving Credit Facility	$—	$—	June 2013	0.375	%(2)	$120	(2)	$—	(2)

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

(2)

The Company has a $125 million revolving credit facility with a number of banks. There was no debt outstanding for the respective periods. The Company is required to pay a commitment fee on undrawn amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets.

As of March 31, 2009, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. Interest capitalized to film costs during the three months ended March 31, 2009 and 2008 totaled $0.3 million and $0.9 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to former stockholder as a result of the following:

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Provision for income taxes (excluding effects of Stockholder’s Tax Agreement)(1)
U.S. Federal statutory rate	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.7	1.8
Revaluation of deferred tax assets, net	(7.4)	(6.0)
Other	(1.7)	—

Total provision excluding effect of Stockholder’s Tax Agreement(1)	27.6%	30.8%

Effects of Stockholder’s Tax Agreement(1)
U.S. state taxes, net of Federal benefit	(1.4)	(1.2)
Revaluation of deferred tax assets, net	(17.3)	(24.3)
Other	0.1	0.5

Total effect of Stockholder’s Tax Agreement(1)	(18.6)%	(25.0)%

Total net provision for income taxes	9.0%	5.8%

(1)

Stockholder’s Tax Agreement: The Company is obligated to remit to an affiliate of a former significant stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits.

The Company’s California Franchise tax returns for the years ended December 31, 2004 and 2005 are currently under examination by the Franchise Tax Board (“FTB”). The Internal Revenue Service (“IRS”) concluded its audits of the Company’s federal income tax return for the periods through December 31, 2006. Subsequent years remain open to audit by the IRS, whereas all tax years since the Company’s separation from Old DreamWorks Studios remain open to audit by all state and local taxing jurisdictions.

7. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program. In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. For the period January 1, 2009 through April 21, 2009, the Company repurchased approximately 2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to this program. On April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

8. Equity-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under FAS 123R, the Company recognizes

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three-month periods ended March 31, 2009 and 2008, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Total equity-based compensation	$5,854	$9,695
Tax impact(1)	(1,616)	(2,986)

Reduction in net income, net of tax	$4,238	$6,709

(1)	Tax impact is determined at the Company’s annual blended effective tax rate, excluding the effect of the Stockholder’s Tax Agreement (see Note 6).

Compensation cost capitalized as a part of film costs was $2.1 million and $1.5 million for the three-month periods ended March 31, 2009 and 2008, respectively.

The following tables set forth the number and weighted average fair value of equity awards granted during the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)
2009
Stock appreciation rights	15	$8.41
Restricted stock and restricted stock units	20	$19.29
2008
Stock appreciation rights	44	$9.62
Restricted stock and restricted stock units	35	$25.91

As of March 31, 2009, the total compensation cost related to unvested equity awards granted to but not yet recognized was approximately $74.9 million. This cost will be amortized on a straight-line basis over a weighted average life of 1.85 years.

9. Significant Customer and Segment Information

Significant Customer. Paramount represented 93.6% and 80.0% of total revenue for the three-month periods ended March 31, 2009 and 2008, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by Film and Other.

The Company’s revenue by film and other are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Monsters vs. Aliens	$10,547	$—
Kung Fu Panda	34,082	—
Madagascar: Escape 2 Africa	147,527	—
Shrek the Third	5,323	48,267
Bee Movie	21,207	48,922
Over the Hedge	8,777	4,112
Flushed Away	12,178	12,636
Film Library / Other(1)	23,883	43,235

	$263,524	$157,172

(1)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas, Shrek 2, Shark Tale, Madagascar and Wallace & Gromit: The Curse of the Were-Rabbit. In addition, includes revenue from stage musicals and television specials/series.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Numerator:
Net income	$62,310	$26,099
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	88,340	94,310
Less: Unvested restricted stock	(875)	(1,996)

Denominator for basic calculation	87,465	92,314

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	53	102
Restricted stock awards	584	—

Denominator for diluted calculation	88,102	92,416

Net income per share—basic	$0.71	$0.28
Net income per share—diluted	$0.71	$0.28

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because they were anti-dilutive.

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Options to purchase shares of common stock and restricted stock awards	1,887	2,837
Stock appreciations rights	3,613	2,444
Equity awards subject to performance conditions	585	1,849

Total	6,085	7,130

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q (the “Quarterly Report”) contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008” Form 10-K”). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our 2008 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.

Overview

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing and producing computer-generated, or CG, animated feature films. Our films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2008 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to expand the exploitation of our film properties through the development of non-theatrical special content such as our 2007 half-hour television Christmas special, Shrek the Halls, our 2008 Broadway musical, Shrek the Musical, and the current development of additional television specials based on the characters from some of our films and an online virtual world game based on Kung Fu Panda.

Our Revenues and Costs

Our feature films are the source of substantially all of our revenues. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, the Company’s reported revenues in any period are often a result of gross revenues generated in one or several territories being offset by the gross costs of both related and unrelated territories. Prior to January 1, 2009, Paramount reported our international theatrical results on a 30-day lag; we eliminated this 30-day lag effective January 1, 2009. This change in reporting did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009. International home entertainment results continue to be reported on a 30-day lag.

In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product companies worldwide and we recently have begun to expand our business beyond the core feature film business, including the development of CG animated television specials and Shrek the Musical (based on our first Shrek film) which debuted on Broadway in December 2008. Because these activities are not typically subject to the Paramount Agreements, we directly receive payment and record revenues from third parties.

Our primary operating expenses include:

•

Costs of Revenues—Our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, participation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. Our costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters.

•

Selling, General and Administrative Expenses—Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock compensation and employee benefits), rent, insurance and fees for professional services.

For a detailed description of our revenues and operating expenses, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs” in our 2008 Form 10-K.

Our films are distributed in foreign countries and, in recent years, we have derived approximately 40% of our revenue from foreign countries. A significant amount of our transactions in foreign countries are conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2008 Form 10-K.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributor fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. Furthermore, revenues related to the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases. As a result, our annual or quarterly operating results and cash flows for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of income. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Revenues	$263.5	$157.2	$106.3	67.6%
Costs of revenues	156.4	96.5	(59.9)	(62.1)%
Product development	2.4	—	(2.4)	NM
Selling, general and administrative expenses	20.7	26.7	6.0	22.5%

Operating income	84.0	34.0	50.0	147.1%
Interest income, net	0.5	3.0	(2.5)	(83.3)%
Other income, net	1.5	0.8	0.7	87.5%
Increase in income tax benefit payable to former stockholder	(16.0)	(9.4)	(6.6)	(70.2)%

Income before income taxes	70.0	28.3	41.7	147.3%
Provision for income taxes	7.7	2.2	(5.5)	(250.0)%

Net income	$62.3	$26.1	$36.2	138.7%

Diluted net income per share	$0.71	$0.28	$0.43	153.6%

Diluted shares used in computing diluted net income per share(1)	88.1	92.4		4.7%

NM: Not Meaningful

(1)	During the three-month period ended March 31, 2009 and the year ended December 31, 2008, we repurchased a total of 1.3 million and 6.8 million shares of our Class A common stock, respectively.

The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

(1)

For each period shown, “Current year theatrical release” consists of revenues attributable to the film released in the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year, “Preceding year theatrical releases” consists of revenues attributable to films released during the second preceding year and “All Other” consists of revenues attributable to films released during all previous periods, including our library titles, as well as revenues from any other sources.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. For the three months ended March 31, 2009, our revenue was $263.5 million, an increase of $106.3 million, or 67.6%, as compared to $157.2 million for the three months ended March 31, 2008. As illustrated in the revenue chart above in “Overview of Financial Results,” the increase in revenue in the first three months of 2009 as compared to the first three months of 2008 was primarily related to the stronger performance of the prior year theatrical releases, particularly that of Madagascar: Escape 2 Africa as compared to Bee Movie in the first quarter of 2008. Revenues earned by the films comprising the categories “Preceding year theatrical releases” and “All Other” for the quarter ended March 31, 2009 remained relatively unchanged from those of the first quarter of 2008. Additionally, our current year theatrical release, Monsters vs. Aliens, which was released on March 27, 2009, contributed $10.5 million of ancillary revenue. There was no current year release in the first quarter of 2008.

Madagascar: Escape 2 Africa, our 2008 fourth quarter release, contributed the largest amount of revenue, $147.5 million, or 56% of the total revenues, during the quarter ended March 31, 2009, earned in the worldwide theatrical and domestic home entertainment markets. Kung Fu Panda reported an additional $34.1 million earned in the worldwide home entertainment and television markets and our “Preceding year theatrical releases” contributed $26.5 million of revenue earned primarily in the television and ancillary markets. Additionally, Monsters vs. Aliens, our most recent theatrical release, contributed $10.5 million of ancillary revenue, including merchandising and licensing revenue. Our distributor reported no revenue for Monsters vs. Aliens during its month of initial release as our distributor is entitled to recover first its marketing and distribution costs before it is required to report any revenue generated from the exploitation of this film. Lastly, our library of titles contributed $35.1 million earned across several markets and Shrek the Musical, which debuted on Broadway in the fourth quarter of 2008, contributed $9.8 million of revenues.

Revenue for the quarter ended March 31, 2008, was primarily driven by the combination of Shrek the Third, which contributed $48.3 million of revenue primarily earned in the international home entertainment market, and Bee Movie, our 2007 fourth quarter release, generated revenues totaling $48.9 million in the worldwide theatrical and domestic home entertainment markets. Over the Hedge contributed an additional $4.1 million earned primarily in the home entertainment market and Flushed Away earned an additional $12.6 million of revenue earned across a variety of markets. Our other properties, including our library of titles, contributed revenues totaling $43.3 million earned across a variety of worldwide markets.

Costs of Revenues. Costs of revenues for the three months ended March 31, 2009 totaled $156.4 million, an increase of $59.9 million, compared to $96.5 million for the three months ended March 31, 2008.

Cost of revenues, the primary component of which is film amortization costs, as a percentage of film revenue was 59.4% for the three months ended March 31, 2009 and was slightly lower than that of 61.4% for the three months ended March 31, 2008. The decline in film amortization as a percentage of revenues was primarily due to the overall stronger performance of Madagascar: Escape 2 Africa as compared to Bee Movie, and, consequently, it has a higher projection of its estimated total revenue to be received from all sources and, therefore, a lower rate of amortization. Film amortization rates for our other films were relatively consistent. In addition, cost of revenues for the first quarter of 2009 was impacted by the operating and marketing costs associated with the ongoing production of Shrek the Musical on Broadway, resulting in an immaterial overall gross loss in the first quarter of 2009 for the production.

Product development. Product development costs totaled $2.4 million for the three-month period ended March 31, 2009 and represent development costs incurred in connection with an online virtual world and technological development costs associated with recent strategic initiatives. There were no product development costs during the quarter ended March 31, 2008.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $6.0 million to $20.7 million (including $5.9 million of stock compensation expense) for the quarter ended March 31, 2009 from $26.7 million (including $9.7 million of stock compensation expense) for the quarter ended March 31, 2008. This 22.5% aggregate decrease spans across several selling, general and administrative categories, including a $3.8 million decrease in stock compensation (primarily due to the absence of expense associated with certain senior executive performance awards for which the related performance criteria had been satisfied as of December 31, 2008), approximately $1.0 million of lower corporate travel and lower costs in various other categories (including professional fees) none of which were individually material.

Operating Income. Operating income for the three months ended March 31, 2009 was $84.0 million compared to $34.0 million for the comparable period of 2008. The increase of $50.0 million in operating income for the three months ended March 31, 2009 was largely because of the stronger performance in the first quarter of 2009 of Madagascar: Escape 2 Africa as compared to that of Bee Movie during the first quarter of 2008 and to lower selling, general and administrative expenses period-over-period.

Interest Income, Net. For the three months ended March 31, 2009, total interest income was $0.5 million, a decrease of $2.5 million or 83.3% from $3.0 million for the same period of 2008. The decrease in interest income was due to lower rates of interest earned on investments during the first quarter of 2009 as compared to the first quarter of 2008.

Interest expense capitalized to production film costs was $0.3 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. The $0.6 million decrease between the periods was primarily due to the decrease in amount of overall interest expense during the first quarter of 2009.

Other Income, Net. For the three months ended March 31, 2009 and 2008, total other income was $1.5 million and $0.8 million respectively. Other income in both years consisted entirely of income recognized in connection with preferred vendor arrangements.

Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder. As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former significant stockholder (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

For the quarters ended March 31, 2009 and 2008, we recorded $18.8 million and $11.0 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $16.0 million and $9.4 million, respectively, representing 85% of these recognized benefits to increase income tax benefit payable to former stockholder.

Provision for Income Taxes. For the three months ended March 31, 2009 and 2008, we recorded a provision for income taxes of $7.7 million and $2.2 million, respectively, or an effective tax rate of 9.0% and 5.8%, respectively. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined percentages remain relatively consistent between the three months ended March 31, 2009 and March 31, 2008, at 27.6% and 30.8%, respectively.

Net Income. Net income for the three months ended March 31, 2009 was $62.3 million, or $0.71 per diluted share, as compared to a net income of $26.1 million, or $0.28 net income per diluted share, in the corresponding period in 2008.

Financing Arrangements

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2008 Form 10-K.

As of March 31, 2009, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 5 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2008 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and new lines of business, including television specials and stage musicals, make participation and residual payments, and fund selling, general and administrative costs and capital expenditures. Our operating activities for the three months ended March 31, 2009 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from our revolving credit facility to meet these needs. Additionally, over the next several quarters, we expect to spend approximately an additional $46.5 million as we continue our effort begun in early 2008 to expand and make general improvements to our Company headquarters located in Glendale, California in order to accommodate general business growth, including 3D expansion. In addition, in

October 2009 we are required to repay the $73.0 million principal associated with the existing financing of our Company’s headquarters (see Note 5 to our unaudited consolidated financial statements). We are currently evaluating the various alternatives for the funding of the Glendale campus expansion project and repayment of the existing Glendale campus financing, including using cash on hand and several financing options.

As of March 31, 2009, we had cash and cash equivalents totaling $260.6 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, which are primarily either invested in U.S. government obligations or guaranteed by the U.S. government. Our cash and cash equivalents balance at March 31, 2009 decreased by $2.0 million from that of $262.6 million at December 31, 2008. Components of this change in cash for the three months ended March 31, 2009, as well as for the three months ended March 31, 2008, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 is a follows (in thousands):

	2009	2008
Net cash provided by operating activities	$42,670	$107,436

Net cash provided by operating activities for the first three months of 2009 was primarily attributable to the collection of revenue from Madagascar: Escape 2 Africa’s worldwide theatrical release, Kung Fu Panda’s worldwide home entertainment release and, to a lesser extent, the collection of worldwide television and home entertainment revenues for our other films, including Shrek the Third, Bee Movie, Madagascar and Over the Hedge. [More to come on change in PPC receivable between periods] The operating cash provided by the collection of revenues during the first quarter of 2009 was offset by $30.0 million paid to an affiliate of a former significant stockholder related to tax benefits realized in 2008 from the Tax Basis Increase and $37.6 million paid related to annual incentive compensation payments. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

Net cash provided by operating activities for the first three months of 2008 was primarily attributable to the collection of revenue from Shrek the Third’s worldwide home entertainment release and Bee Movie’s worldwide theatrical release and, to a lesser extent, the collection of worldwide television and home entertainment revenues for our other films, including Over the Hedge, Madagascar, Shrek 2 and Shrek. The operating cash provided by the collection of revenues during the first quarter of 2008 was offset by $33.7 million paid to an affiliate of a former significant stockholder related to tax benefits realized in 2007 from the Tax Basis Increase, $19.6 million paid for estimated federal and state income taxes and $44.4 million paid related to annual incentive compensation payments. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 is a follows (in thousands):

	2009	2008
Net cash used in investing activities	$(13,411)	$(6,775)

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was primarily related to the investment in property, plant and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	2009	2008
Net cash used in financing activities	$(31,273)	$(83,711)

Net cash used in financing activities for both three-month periods ended March 31, 2009 and 2008 was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2008 Form 10-K.

As of March 31, 2009 we had non-cancelable talent commitments totaling approximately $22.3 million that are payable over the next five years.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2008 Form 10-K. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of stock options and other equity awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor, as reasonably determinable in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (the “SOP”).

Pursuant to our distribution and servicing arrangements, we recognize revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. Prior to January 1, 2009, Paramount reported our international theatrical results on a 30-day lag. This 30-day lag was eliminated effective January 1, 2009. This change in reporting did not have a material impact on our consolidated financial statements. International home entertainment results continue to be reported on a 30-day lag. Because a third party is the principal distributor of our films, in accordance with the SOP, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

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

Film Costs Amortization

Once a film is released, the amount of film costs relating to that film, contingent compensation and residuals are amortized and included in costs of revenues in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources (“Ultimate Revenue”) as of the beginning of the current fiscal period under the individual-film-forecast-computation method in accordance with the SOP. The amount of film costs that is amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from our distributor and our knowledge of the industry. Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact.

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

Stock-Based Compensation

We record employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of March 31, 2009, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $74.9 million. This cost will be amortized on a straight-line basis over a weighted average life of 1.85 years.

The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. As permitted by and outlined in Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment” (“SAB 107”) released by the SEC, we apply the “simplified” method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. Given our lack of sufficient historical exercise data for stock option grants and as permitted under SAB 110, “Use of a Simplified Method,” which was released in December 2007, we continue to expect to use the simplified method for calculating the expected term. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources becomes available, we will be required to utilize another method to determine the weighted average expected term. In addition, in accordance with SAB 107, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

At the time of our separation from Old DreamWorks Studios, affiliates controlled by a former significant stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (previously defined above as the Tax Basis Increase). The Tax Basis increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years if we generate sufficient taxable income. The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to the affiliate of our former significant stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

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

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency, and credit risks, please see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our 2008 Form 10-K. Exposure to our interest rate, foreign currency and credit risks have not changed materially since December 31, 2008.

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

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of the Company’s 2008 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2008 Form 10-K or filings subsequently made with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended March 31, 2009.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
January 1–January 31, 2009	—	$—	—	$53,400,000
February 1–February 28, 2009	—	$—	—	$53,400,000
March 1–March 31, 2009	1,328,770	$18.78	1,328,770	$28,565,000

Total	1,328,770	$18.78	1,328,770

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)	In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Item 5.	Other Information.

Amended and Restated Aircraft Sublease Agreement

On April 22, 2009, DreamWorks Animation SKG, Inc. (the “Company”) entered into an Amended and Restated Non-exclusive Aircraft Sublease Agreement (the “Sublease”) with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Steven Spielberg (who beneficially owns more than 5% of the Company’s Class A Common Stock). Under this Sublease, the Company pays all aircraft operating expenses on Mr. Katzenberg’s Company-related flights. In addition, in the event that Mr. Katzenberg uses this aircraft for Company-related travel more than 33 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate (depending on the number of passengers traveling on Company business), less the fuel expense and flight attendant costs for those flight hours. The Sublease amends and restates an earlier Non-exclusive Aircraft Sublease Agreement previously executed by the Company.

The foregoing description of the Sublease is qualified in its entirety by reference to the Sublease, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Items 3 and 4 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit 10.1	Employment Agreement dated as of April 22, 2009 by and between the Company and Jeffrey Katzenberg (including forms of Performance Compensation Award Agreement and Stock Appreciation Right Award Agreement) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2009).

Exhibit 10.2	Employment Agreement dated as of April 22, 2009 by and between the Company and Dan Satterthwaite.

Exhibit 10.3	Amended and Restated Non-exclusive Aircraft Sublease Agreement dated as of April 22, 2009 by and between the Company and M&JK Dream, LLC.

Exhibit 10.4	Amended and Restated 2008 Omnibus Incentive Compensation Plan.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: April 28, 2009	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Employment Agreement dated as of April 22, 2009 by and between the Company and Jeffrey Katzenberg (including forms of Performance Compensation Award Agreement and Stock Appreciation Right Award Agreement) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2009).

Exhibit 10.2	Employment Agreement dated as of April 22, 2009 by and between the Company and Dan Satterthwaite.

Exhibit 10.3	Amended and Restated Non-exclusive Aircraft Sublease Agreement dated as of April 22, 2009 by and between the Company and M&JK Dream, LLC.

Exhibit 10.4	Amended and Restated 2008 Omnibus Incentive Compensation Plan.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.