Form 10-Q
period 2009-06-30
DreamWorks Animation SKG, Inc.
filed 2009-07-29
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of June 30, 2009, there were 75,293,243 shares of Class A common stock and 11,419,461 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$348,796	$262,644
Trade accounts receivable, net of allowance for doubtful accounts	2,123	4,550
Income taxes receivable	14,469	6,468
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	113,988	186,522
Film costs, net	640,752	638,243
Prepaid expenses and other assets	47,358	31,453
Property, plant and equipment, net of accumulated depreciation and amortization	132,917	114,913
Deferred taxes, net	14,719	27,049
Goodwill	34,216	34,216

Total assets	$1,349,338	$1,306,058

Liabilities and Equity
Liabilities:
Accounts payable	$2,249	$7,499
Accrued liabilities	92,244	115,158
Payable to former stockholder	52,726	54,192
Deferred revenue and other advances	56,942	38,857
Borrowings and other debt	70,059	70,059

Total liabilities	274,220	285,765
Commitments and contingencies
Equity:
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 95,420,728 and 95,381,143 shares issued, as of June 30, 2009 and December 31, 2008, respectively	954	954
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 11,419,461 shares issued and outstanding, as of June 30, 2009 and December 31, 2008	114	114
Additional paid-in capital	895,735	876,651
Retained earnings	733,127	645,261
Less: Class A Treasury common stock, at cost, 20,127,485 and 17,432,728 shares, as of June 30, 2009 and December 31, 2008, respectively	(557,753)	(505,628)

Total stockholders’ equity	1,072,177	1,017,352
Minority interest	2,941	2,941

Total equity	1,075,118	1,020,293

Total liabilities and equity	$1,349,338	$1,306,058

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues	$131,990	$141,530	$395,514	$298,702
Costs of revenues	74,022	76,092	230,428	172,583

Gross profit	57,968	65,438	165,086	126,119
Product development	93	437	2,461	437
Selling, general and administrative expenses	24,831	27,012	45,522	53,734

Operating income	33,044	37,989	117,103	71,948
Interest income, net	979	2,474	1,518	5,457
Other income, net	1,613	1,080	3,065	1,857
Increase in income tax benefit payable to former stockholder	(11,020)	(8,010)	(27,030)	(17,440)

Income before income taxes	24,616	33,533	94,656	61,822
Provision (benefit) for income taxes	(940)	6,040	6,790	8,230

Net income	$25,556	$27,493	$87,866	$53,592

Basic net income per share	$0.30	$0.30	$1.01	$0.59
Diluted net income per share	$0.30	$0.30	$1.01	$0.58
Shares used in computing net income per share
Basic	85,890	90,370	86,673	91,366
Diluted	86,382	90,788	87,390	91,615

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Operating activities
Net income	$87,866	$53,592
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	192,183	158,931
Stock compensation expense	14,695	18,277
Depreciation and amortization	1,831	1,139
Revenue earned against deferred revenue and other advances	(51,667)	(42,084)
Deferred taxes, net	12,330	(1,375)
Change in operating assets and liabilities:
Trade accounts receivable	2,427	(10,702)
Receivable from Paramount	72,534	188,381
Film costs	(183,574)	(192,811)
Prepaid expenses and other assets	(16,242)	14,304
Accounts payable and accrued liabilities	(27,749)	(15,428)
Payable to former stockholder	(1,466)	(20,205)
Income taxes payable/receivable, net	(8,001)	(11,538)
Deferred revenue and other advances	74,515	75,553

Net cash provided by operating activities	169,682	216,034

Investing activities
Purchases of property, plant and equipment	(31,495)	(18,765)

Net cash used in investing activities	(31,495)	(18,765)

Financing Activities
Purchase of treasury stock	(52,125)	(88,661)
Receipts from exercise of stock options and excess tax benefits from employee equity awards	90	520

Net cash used in financing activities	(52,035)	(88,141)

Increase in cash and cash equivalents	86,152	109,128
Cash and cash equivalents at beginning of period	262,644	292,489

Cash and cash equivalents at end of period	$348,796	$401,617

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$2,373	$21,076

Cash paid during the period for interest, net of amounts capitalized	$355	$567

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

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2008, was derived from audited financial statements.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”). The provisions of FAS 160 clarify the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling, or minority, interests. The Company adopted FAS 160 effective January 1, 2009. Accordingly, the Company reclassified minority interest totaling $2.9 million as of June 30, 2009 and December 31, 2008, respectively, to equity in the accompanying consolidated balance sheets. There is no minority interest income or minority interest expense associated with the noncontrolling interest recorded in the Company’s consolidated statements of income.

The Company adopted FAS No. 165 “Subsequent Events” (“FAS 165”) effective beginning the quarter ended June 30, 2009 and has evaluated for disclosure subsequent events that have occurred up to July 28, 2009, the date of issuance of our financial statements.

2. Film Costs

Film costs consist of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
In release, net of amortization(1)	$315,233	$329,985
In production	302,863	258,273
In development	22,656	49,985

Total film costs	$640,752	$638,243

(1)	Includes $19.9 million and $23.1 million of stage musical costs at June 30, 2009 and December 31, 2008, respectively.

The Company anticipates that 52% and 95% of “in release” film costs as of June 30, 2009 will be amortized over the next 12 months and three years, respectively.

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Employee compensation	$23,251	$52,157
Participations and residuals	42,406	37,220
Deferred rent	4,835	5,806
Other accrued liabilities	21,752	19,975

Total accrued liabilities	$92,244	$115,158

As of June 30, 2009, the Company estimates that over the next 12 months it will pay approximately $25.0 million of its accrued participation and residual costs.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the related amounts earned and recorded either as revenue in the consolidated statements of income or capitalized as an offset to film costs for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

	June 30, 2009	December 31, 2008	Amounts Earned
			Three Months Ended June 30,		Six Months Ended June 30,
			2009	2008	2009	2008
	(unaudited)		(unaudited)
Home Box Office Inc., Advance	$13,333	$—	$13,333	$13,333	$13,333	$13,333
Licensing Advances	33,662	32,549	24,790	313	27,887	1,322
Deferred Revenue	2,239	1,547	1,066	9,674	2,833	9,983
Strategic Alliance/Development Advances(1)	4,387	2,007	3,810	5,826	7,620	7,977
Other Advances	3,321	2,754	100	4,557	4,757	5,108

Total deferred revenue and other advances	$56,942	$38,857

(1)

Of the total amounts earned against the “Strategic Alliance/Development Advances,” $2.3 million and $4.2 million, respectively, for the three months ended June 30, 2009 and 2008, and $4.8 million and $5.7 million, respectively, for the six months ended June 30, 2009 and 2008, were capitalized as an offset to film costs or property, plant and equipment.

5. Financing Arrangements

Outstanding Financing. The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding at June 30, 2009 and December 31, 2008 (in thousands):

	Balance Outstanding		Maturity Date	Interest Rate as of June 30, 2009		Interest Cost
						Three Months Ended June 30,				Six Months Ended June 30,
	June 30, 2009	December 31, 2008				2009		2008		2009		2008
Animation Campus Financing(1)	$73,000	$73,000	October 2009	0.65%		$362		$762		$692		$1,643
Revolving Credit Facility	$—	$—	June 2013	0.375	%(2)	$122	(2)	$—	(2)	$242	(2)	$—	(2)

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts. The commitment fee paid on undrawn amounts is an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets.

As of June 30, 2009, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. Interest capitalized to film costs during the three months ended June 30, 2009 and 2008 totaled $0.4 million and $0.8 million, respectively, and for the six months ended June 30, 2009 and 2008 totaled $0.7 million and $1.6 million, respectively.

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2009 and 2008, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to former stockholder as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Provision (benefit) for income taxes (excluding effects of Stockholder’s Tax Agreement)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.5	2.2	1.7	2.0
Revaluation of deferred tax assets, net	(4.8)	(1.4)	(6.7)	(3.6)
Other	(3.4)	(2.0)	(2.2)	(1.0)

Total provision excluding effect of Stockholder’s Tax Agreement(1)	28.3%	33.8%	27.8%	32.4%

Effects of Stockholder’s Tax Agreement(1)
U.S. state taxes, net of Federal benefit	(1.4)	(1.1)	(1.4)	(1.2)
Revaluation of deferred tax assets, net	(29.4)	(18.9)	(20.8)	(21.5)
Other	(0.1)	0.7	—	0.7

Total effect of Stockholder’s Tax Agreement(1)	(30.9)%	(19.3)%	(22.2)%	(22.0)%

Total net provision (benefit) for income taxes	(2.6)%	14.5%	5.6%	10.4%

(1)

Stockholder’s Tax Agreement: The Company is obligated to remit to an affiliate of a former significant stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits.

The Company’s California Franchise tax returns for the years ended December 31, 2004 through 2007 are currently under examination by the Franchise Tax Board (“FTB”). The Internal Revenue Service (“IRS”) concluded its audits of the Company’s federal income tax return for the periods through December 31, 2006. The Company’s federal income tax return for the tax year ended December 31, 2007 is currently under examination by the IRS. All tax years since the Company’s separation from Old DreamWorks Studios remain open to audit by all state and local taxing jurisdictions.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program. In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. For the period January 1, 2009 through April 21, 2009, the Company repurchased approximately 2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to this program. On April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. The Company has made no purchases under its new authorization as of July 28, 2009.

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June 30, 2009 and 2008, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Total equity-based compensation	$8,841	$8,583	$14,695	$18,277
Tax impact(1)	(2,502)	(2,901)	(4,085)	(5,922)

Reduction in net income, net of tax	$6,339	$5,682	$10,610	$12,355

(1)	Tax impact is determined at the Company’s annual blended effective tax rate, excluding the effect of the Stockholder’s Tax Agreement (see Note 6).

Compensation cost capitalized as a part of film costs was $2.2 million and $1.4 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $4.4 million and $2.9 million for the six-month periods ended June 30, 2009.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the number and weighted average fair value of equity awards granted during the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	Number Granted	Weighted Average Fair Value	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)		(in thousands)
2009
Stock appreciation rights(1)	1,632	$7.57	1,647	$7.57
Restricted stock and restricted stock units(1)	994	$13.88	1,014	$14.00
2008
Stock appreciation rights	15	$11.10	59	$9.99
Restricted stock and restricted stock units	34	$29.54	69	$27.69

(1)

On May 1, 2009, the Company made a grant of 1,600,000 stock appreciation rights and 900,000 shares of restricted stock, the vesting of which is subject to certain market-based conditions, to its Chief Executive Officer.

As of June 30, 2009, the total compensation cost related to unvested equity awards granted but not yet recognized was approximately $89.5 million. This cost will be amortized on a straight-line basis over a weighted average life of 1.78 years.

9. Significant Customer and Segment Information

Significant Customer. Paramount represented 74.2% and 66.3% of total revenue for the three-month periods ended June 30, 2009 and 2008, respectively, and 87.1% and 73.5% for the six-month periods ended June 30, 2009 and 2008, respectively.

Revenue by Film and Other.

The Company’s revenue by film and other are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Monsters vs. Aliens	$10,295	$—	$20,842	$—
Kung Fu Panda	32,712	46,438	66,794	46,438
Madagascar: Escape 2 Africa	26,143	—	173,670	—
Shrek the Third	2,442	29,855	7,765	78,122
Bee Movie	9,746	25,533	30,953	74,455
Flushed Away	2,180	7,296	14,358	19,932
Film Library / Other(1)	48,472	32,408	81,132	79,755

	$131,990	$141,530	$395,514	$298,702

(1)

Primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas, Shrek 2, Shark Tale, Madagascar, Wallace & Gromit: The Curse of the Were-Rabbit and Over the Hedge. In addition, includes revenue from stage musicals and television specials/series.

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

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Numerator:
Net income	$25,556	$27,493	$87,866	$53,592
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	86,759	92,386	87,542	93,382
Less: Unvested restricted stock	(869)	(2,016)	(869)	(2,016)

Denominator for basic calculation	85,890	90,370	86,673	91,366

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	59	119	56	108
Restricted stock awards	433	299	661	141

Denominator for diluted calculation	86,382	90,788	87,390	91,615

Net income per share—basic	$0.30	$0.30	$1.01	$0.59
Net income per share—diluted	$0.30	$0.30	$1.01	$0.58

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Options to purchase shares of common stock	1,820	1,204	1,854	1,270
Stock appreciation rights	4,124	2,461	4,139	2,446
Equity awards subject to performance conditions	2,255	1,849	1,425	1,849

Total	8,199	5,514	6,418	5,565

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Revenues and Costs

Our feature films are the source of substantially all of our revenues. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, the Company’s reported revenues in any period are often a result of gross revenues generated in one or several territories being offset by the gross costs of both related and unrelated territories. Prior to January 1, 2009, Paramount reported our international theatrical results on a 30-day lag; we eliminated this 30-day lag effective January 1, 2009. This change in reporting did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2009. International home entertainment results continue to be reported on a 30-day lag.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Revenues	$132.0	$141.5	$(9.5)	(6.7)%	$395.5	$298.7	$96.8	32.4%
Costs of revenues	74.0	76.1	2.1	2.8%	230.4	172.6	(57.8)	(33.5)%
Product development	0.1	0.4	0.3	75.0%	2.5	0.4	(2.1)	NM
Selling, general and administrative expenses	24.8	27.0	2.2	8.1%	45.5	53.7	8.2	15.3%

Operating income	33.0	38.0	(5.0)	(13.2)%	117.1	71.9	45.2	62.9%
Interest income, net	1.0	2.5	(1.5)	(60.0)%	1.5	5.5	(4.0)	(72.7)%
Other income, net	1.6	1.1	0.5	45.5%	3.1	1.9	1.2	63.2%
Increase in income tax benefit payable to former stockholder	(11.0)	(8.0)	(3.0)	(37.5)%	(27.0)	(17.4)	(9.6)	(55.2)%

Income before income taxes	24.6	33.5	(8.9)	(26.6)%	94.7	61.8	32.9	53.2%
Provision (benefit) for income taxes	(0.9)	6.0	6.9	115.0%	6.8	8.2	1.4	17.1%

Net income	$25.6	$27.5	$(1.9)	(6.9)%	$87.9	$53.6	$34.3	64.0%

Diluted net income per share	$0.30	$0.30	$—	—%	$1.01	$0.58	$0.43	74.1%

Diluted shares used in computing diluted net income per share(1)	86.4	90.8	N/A	4.8%	87.4	91.6	N/A	4.6%

NM:	Not Meaningful
(1)	During the six months ended June 30, 2009 and the year ended December 31, 2008, we repurchased a total 2.3 million and 6.8 million shares, respectively, of our Class A common stock.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

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

Revenues. For the three months ended June 30, 2009, our revenue was $132.0 million, a decrease of $9.5 million, or 6.7%, as compared to $141.5 million for the three months ended June 30, 2008. As illustrated in the revenue chart above in “Overview of Financial Results,” the decrease in revenue in the second three months of 2009 as compared to the second three months of 2008 was primarily related to the comparative performance of the films comprising the “Current year theatrical releases” category as partially offset by the stronger performance of our properties comprising the “All Other” category. Revenues earned by the films comprising the category “Prior year theatrical releases” for the quarter ended June 30, 2009 remained relatively unchanged from those of the quarter ended June 30, 2008. Additionally, during the second quarter of 2009, we amended our primary video game distribution agreement and, as a result, we recognized approximately $24.0 million of deferred revenue related to several previously released titles, including Monsters vs. Aliens. The video game distribution agreement was amended, among other things, to eliminate a provision that allowed certain guaranteed payments for previously released titles to be recouped by the distributor from future royalties generated by subsequently released titles.

Revenue for the quarter ended June 30, 2009 was comprised of amounts earned by a variety of films. Kung Fu Panda reported $32.7 million of revenue earned primarily in the domestic pay television market and Madagascar: Escape 2 Africa contributed revenue of $26.1 million earned mainly in the international home entertainment market (representing all international territories released through May 31, 2009, which territories on an historical basis have generally represented approximately 65-75% of our total reported international home entertainment revenue for the 12-week “initial release” period). Additionally, Monsters vs. Aliens, our most recent theatrical release, contributed $10.3 million of ancillary revenue. As somewhat typical for our films, our distributor reported no revenue for Monsters vs. Aliens during the quarter following its initial release because our distributor is entitled to recover its marketing and distribution costs before it is required to report any revenue generated from the exploitation of this film. Lastly, our library of titles contributed $52.8 million earned across several markets, including ancillary revenue, and Shrek the Musical, which debuted on Broadway in the fourth quarter of 2008, contributed $10.1 million of revenue.

Revenue for the quarter ended June 30, 2008 was comprised of amounts earned by a variety of films. Kung Fu Panda, the single greatest source of revenue for the second quarter of 2008, contributed $46.4 million earned in the domestic theatrical market and through ancillary revenue sources. In addition to merchandising and licensing revenue, ancillary revenue for Kung Fu Panda included non-recurring revenue associated with the completion of a strategic relationship, which accounted for slightly less than half of the film’s total revenue for the second quarter of 2008. Bee Movie, our 2007 fourth quarter release, generated $25.5 million of revenue primarily attributable to the international home entertainment market and Shrek the Third earned an additional $29.9 million of revenue earned primarily in the domestic pay television market. Our other properties, including our library of titles, contributed revenues totaling $39.7 million earned across a variety of worldwide markets.

Costs of Revenues. Costs of revenues for the three months ended June 30, 2009 totaled $74.0 million, a decrease of $2.1 million, compared to $76.1 million for the three months ended June 30, 2008.

Cost of revenues, the primary component of which is film amortization costs, as a percentage of film revenue was 56.1% for the three months ended June 30, 2009 as compared to 53.8% for the three months ended June 30, 2008. The slight increase in amortization of film costs as a percentage of film revenue for the three months ended June 30, 2009 was primarily due to the overall stronger performance of Kung Fu Panda, 2008’s “Current year theatrical release,” as compared to Monsters vs. Aliens, 2009’s “Current year theatrical release.” This increase in amortization rates between the periods was offset somewhat by the lower rates of amortization for the “Prior year theatrical releases” category during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, primarily due to the stronger performance of Madagascar: Escape 2 Africa as compared to Bee Movie. Additionally, cost of revenues for the second quarter of 2009 was impacted by the operating and marketing costs associated with the ongoing production of Shrek the Musical on Broadway, resulting in a small gross loss in the second quarter of 2009 for the production.

Product development. Product development costs were immaterial for each of the three-month periods ended June 30, 2009 and 2008.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $2.2 million to $24.8 million (including $8.4 million of stock compensation expense) for the quarter ended June 30, 2009 from $27.0 million (including $8.3 million of stock compensation expense) for the quarter ended June 30, 2008. This 8.1% aggregate decrease is primarily related to approximately $1.3 million of lower company-wide incentive compensation and approximately $1.0 million of lower corporate travel expenses.

Operating Income. Operating income for the three months ended June 30, 2009 was $33.0 million compared to $38.0 million for the comparable period of 2008. The $5.0 million decrease in operating income between the periods is principally due to the stronger performance of Kung Fu Panda in 2008 as compared to Monsters vs. Aliens in 2009. Additionally, in conjunction with the second quarter 2009 amendment to our video game distribution agreement, operating income for the second quarter of 2009 benefited by approximately $12.1 million from the recognition of deferred revenue, net of film cost amortization, related to several previously released titles.

Interest Income, Net. For the three months ended June 30, 2009, total interest income was $1.0 million, a decrease of $1.5 million or 60%, from $2.5 million for the same period of 2008. The decrease in interest income was due to lower rates of interest earned on investments during the second quarter of 2009 as compared to the first quarter of 2008 and, to a lesser extent, lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2008 and continuing in the first quarter of 2009.

Interest expense capitalized to production film costs was $0.4 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively. The $0.4 million decrease between the periods was primarily due to the decrease in amount of overall interest expense during the second quarter of 2009.

Other Income, Net. For the three months ended June 30, 2009 and 2008, total other income was $1.6 million and $1.1 million, respectively. Other income in both years consisted primarily of income recognized in connection with preferred vendor arrangements.

Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder. As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by entities controlled by a former significant stockholder (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we are obligated to remit to such entities 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

For the quarters ended June 30, 2009 and 2008, we recorded $13.0 million and $9.4 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $11.0 million and $8.0 million, respectively, representing 85% of these recognized benefits.

Provision (Benefit) for Income Taxes. For the three months ended June 30, 2009 we recorded a benefit for income taxes of $0.9 million and for the three months ended June 30, 2008 we recorded a provision for income taxes of $6.0 million, or an effective tax rate of (2.6)% and 14.5%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined effective percentages for the three months ended June 30, 2009 and June 30, 2008 are 28.3% and 33.8%, respectively. Our effective tax rate and our combined effective tax rate for both periods were lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income. Net income for the three months ended June 30, 2009 was $25.6 million, or $0.30 per diluted share, as compared to a net income of $27.5 million, or $0.30 net income per diluted share, in the corresponding period in 2008. Net income for the second quarter of 2009 benefited by approximately $9.0 million, or $0.10 per diluted share, from the recognition of deferred revenue related to several previously released titles in conjunction with the second quarter 2009 amendment to our video game distribution agreement.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

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

Revenues. For the six months ended June 30, 2009, our revenue was $395.5 million, an increase of $96.8 million, or 32.4%, as compared to $298.7 million for the six months ended June 30, 2008. As illustrated in the revenue chart above in “Overview of Financial Results,” the increase in revenue in the first six months of 2009 as compared to the first six months of 2008 was primarily related to the stronger performance of the prior year theatrical releases, particularly that of Madagascar: Escape 2 Africa as compared to Bee Movie. Also contributing to the increase in revenues between periods was the larger amount of revenue contributed by our properties comprising the “All Other” category. The stronger performance of our “Prior year theatrical releases” and the “All Other” categories was partially offset by the lower revenues contributed by “Monsters vs. Aliens” during the first six months of 2009 as compared to “Kung Fu Panda” during the same period of 2008. Additionally, during the second quarter of 2009, we amended our primary video game distribution agreement and, as a result, we recognized approximately $24.0 million of deferred revenue related to several previously released titles, including Monsters vs. Aliens. The video game distribution agreement was amended, among other things, to eliminate a provision that allowed certain guaranteed payments for previously released titles to be recouped by the distributor from future royalties generated by subsequently released titles.

Madagascar: Escape 2 Africa, our 2008 fourth quarter release, contributed the largest amount of revenue, $173.7 million, or 44% of the total revenues, during the six months ended June 30, 2009, earned in the worldwide theatrical and home entertainment markets. Kung Fu Panda reported an additional $66.8 million earned in the worldwide home entertainment, television and ancillary markets. Additionally, Monsters vs. Aliens, our most recent theatrical release, contributed $20.8 million of ancillary revenue, including merchandising and licensing revenue. Our distributor has reported no revenue for Monsters vs. Aliens since its initial release on March 27, 2009 because our distributor is entitled to recover its marketing and distribution costs before it is required to report any revenue generated from the exploitation of this film. Lastly, our library of titles contributed $114.3 million earned across several markets and Shrek the Musical, which debuted on Broadway in the fourth quarter of 2008, contributed $19.9 million of revenues.

Several films contributed to our revenue totaling $298.7 million for the six-month period ended June 30, 2008. Kung Fu Panda contributed $46.4 million of revenue associated with its domestic theatrical release and ancillary revenue sources. In addition to merchandising and licensing revenue, ancillary revenue for Kung Fu Panda included non-recurring revenue associated with the completion of a strategic relationship, which accounted for slightly less than half of the film’s total revenue for the six months ended June 30, 2008. Our “Prior year theatrical releases,” Shrek the Third and Bee Movie, generated a total of $152.6 million primarily attributable to the worldwide theatrical, home entertainment and ancillary markets (including non-recurring revenue associated with strategic relationship, which accounted for slightly less than one-third of Bee Movie’s total revenue for the six months ended June 30, 2008). Our other properties, including our library of titles, contributed revenues totaling $99.7 million earned across a variety of worldwide markets.

Costs of Revenues. Costs of revenues for the six months ended June 30, 2009 totaled $230.4 million, an increase of $57.8 million, compared to $172.6 million for the six months ended June 30, 2008.

Cost of revenues, the primary component of which is film amortization costs, as a percentage of film revenue was 58.3% for the six months ended June 30, 2009 and remained principally unchanged from that of 57.8% for the six months ended June 30, 2008. While the overall rate of amortization rate of film costs as a percentage of revenues was largely consistent between the periods, because of Kung Fu Panda’s stronger performance it had a lower rate of amortization during the first six months of 2008 as compared to the amortization rate of Monsters vs. Aliens during the first six months of 2009. This increase in amortization rate for the “Current year theatrical release” category between periods between the six-month periods was partially offset by the combined lower rate of amortization for the “Prior year theatrical releases” category during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, largely due to the stronger performance of Madagascar: Escape 2 Africa as compared to Bee Movie. In addition, cost of revenues for the six months ended June 30, 2009 was impacted by the operating and marketing costs associated with the ongoing production of Shrek the Musical on Broadway, resulting in a small gross loss in the first six months of 2009 for the production.

Product development. Product development costs totaled $2.5 million and $0.4 million for the six-month periods ended June 30, 2009 and 2008, respectively, and represent development costs incurred in connection with an online virtual world and technological development costs associated with recent strategic initiatives.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $8.2 million to $45.5 million (including $13.7 million of stock compensation expense) for the six months ended June 30, 2009 from $53.7 million (including $17.9 million of stock compensation expense) for the six months ended June 30, 2008. This 15.3% aggregate decrease spans across several selling, general and administrative categories, including a $4.2 million decrease in stock compensation (primarily due to the absence of expense associated with certain senior executive performance awards during the first quarter of 2009), approximately $1.6 million of lower company-wide incentive compensation and approximately $2.0 million of lower corporate travel expenses.

Operating Income. Operating income for the six months ended June 30, 2009 was $117.1 million compared to $71.9 million for the comparable period of 2008. The increase of $45.2 million in operating income for the six months ended June 30, 2009 was largely because of the stronger performance in the first six months of 2009 of Madagascar: Escape 2 Africa as compared to that of Bee Movie during the six months of 2008, of the recognition of deferred revenue, net of film cost amortization, related to several previously released titles in conjunction with the second quarter 2009 amendment to our video game distribution agreement and to lower selling, general and administrative expenses period-over-period.

Interest Income, Net. For the six months ended June 30, 2009, total interest income was $1.5 million, a decrease of $4.0 million or 72.7%, from $5.5 million for the same period of 2008. The decrease in interest income was due to lower rates of interest earned on investments during the first six months of 2009 as compared to the first six months of 2008 and, to a lesser extent, lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2008 and continuing in the first quarter of 2009.

Interest expense capitalized to production film costs was $0.7 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. The $0.9 million decrease between the periods was primarily due to the decrease in amount of overall interest expense during the first six months of 2009.

Other Income, Net. For the six months ended June 30, 2009 and 2008, total other income was $3.1 million and $1.9 million respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements.

Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2009 and 2008, we recorded $31.8 million and $20.5 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $27.0 million and $17.4 million, respectively, representing 85% of these recognized benefits.

Provision (Benefit) for Income Taxes. For the six months ended June 30, 2009 and 2008, we recorded a provision for income taxes of $6.8 million and $8.2 million, respectively, or an effective tax rate of 5.6% and 10.4%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined effective percentages for the six months ended June 30, 2009 and 2008 are 27.8% and 32.4%, respectively. Our effective tax rate and our combined effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income. Net income for the six months ended June 30, 2009 was $87.9 million, or $1.01 per diluted share, as compared to a net income of $53.6 million, or $0.58 net income per diluted share, in the corresponding period in 2008.

Financing Arrangements

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2008 Form 10-K.

As of June 30, 2009, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 5 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2008 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and new lines of business, including television specials and stage musicals, make participation and residual payments, and fund selling, general and administrative costs and capital expenditures. Our operating activities for the six months ended June 30, 2009 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from our revolving credit facility to meet these needs. Additionally, over the next few quarters, we expect to spend approximately $33.4 million as we continue our effort begun in early 2008 to expand and make general improvements to our Company headquarters located in Glendale, California in order to accommodate general business growth, including 3D expansion. In addition, in October 2009 we are required to repay the $73.0 million principal associated with the existing financing of our Company’s headquarters (see Note 5 to our unaudited consolidated financial statements). We are currently evaluating the various alternatives for the funding of the Glendale campus expansion project and repayment of the existing Glendale campus financing, including using cash on hand and several financing options.

As of June 30, 2009, we had cash and cash equivalents totaling $348.8 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, which are primarily either invested in U.S. government obligations or guaranteed by the U.S. government. Our cash and cash equivalents balance at June 30, 2009 increased by $86.2 million from that of $262.6 million at December 31, 2008. Components of this change in cash for the six months ended June 30, 2009, as well as for the six months ended June 30, 2008, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 is a follows (in thousands):

	2009	2008
Net cash provided by operating activities	$169,682	$216,034

Net cash provided by operating activities for the first six months of 2009 was primarily attributable to the collection of revenue from Madagascar: Escape 2 Africa’s worldwide theatrical and home entertainment release, Kung Fu Panda’s worldwide home entertainment release and, to a lesser extent, the collection of Monsters vs. Aliens’ worldwide theatrical revenues and worldwide television and home entertainment revenues for our other films, including Shrek the Third, Bee Movie, Madagascar and Over the Hedge. The operating cash provided by the collection of revenues during the first six months of 2009 was offset by $28.5 million paid (net of refunds) to an affiliate of a former significant stockholder related to tax benefits realized in 2008 from the Tax Basis Increase and $37.6 million paid related to annual incentive compensation payments. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

Net cash provided by operating activities for the first six months of 2008 was primarily attributable to the collection of revenue from Shrek the Third’s worldwide home entertainment release and Bee Movie’s worldwide theatrical release, worldwide television revenue for Madagascar, and, to a lesser extent, the collection of worldwide television and home entertainment revenues for our other films, including Over the Hedge, Shrek 2 and Shrek. The operating cash provided by the collection of revenues during the first six months of 2008 was offset by $37.6 million paid to an affiliate of a former significant stockholder related to tax benefits realized in 2007 from the Tax Basis Increase, $21.1 million paid for estimated federal and state income taxes and $44.4 million paid related to annual incentive compensation payments. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	2009	2008
Net cash used in investing activities	$(31,495)	$(18,765)

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 was primarily related to the investment in property, plant and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	2009	2008
Net cash used in financing activities	$(52,035)	$(88,141)

Net cash used in financing activities for both six-month periods ended June 30, 2009 and 2008 was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2008 Form 10-K.

As of June 30, 2009 we had non-cancelable talent commitments totaling approximately $23.3 million that are payable over the next five years.

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

Stock-Based Compensation

We record employee stock-based compensation in accordance with the provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of June 30, 2009, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $89.5 million. This cost will be amortized on a straight-line basis over a weighted average life of 1.78 years.

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

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2008 Form 10-K or filings subsequently made with the SEC, except for the risk factor “We could be adversely affected by strikes and other union activity” included in our 2008 Form 10-K, which is updated as follows:

We could be adversely affected by strikes and other union activity.

A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Along with the major U.S. film studios, we employ members of IATSE on many of our productions. We are currently subject to collective bargaining agreements with IATSE, the Local 839 of IATSE (the Animation Guild and Affiliated Optical Electronic and Graphic Arts), the Local 700 of IATSE (the Motion Picture Editors Guild) and SAG. The collective bargaining agreement with Local 839 of IATSE expires on July 31, 2009, although we have reached an agreement in principle on a replacement contract that would run through July 31, 2012. We currently expect that this replacement agreement will be presented to the members of Local 839 for a ratification vote during the third quarter of 2009. We may also become subject to additional collective bargaining agreements. Such a halt or delay, depending on the length of time involved, could cause a delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate. In addition, strikes by unions with which we do not have a collective bargaining agreement (such as the 2008 strike by the Writers Guild of America) can have adverse effects on the entertainment industry in general and, thus, indirectly on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2009.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
April 1–April 30, 2009(3)	935,000	$22.15	935,000	$150,000,000
May 1–May 31, 2009	—	$—	—	$150,000,000
June 1–June 30, 2009	—	$—	—	$150,000,000

Total	935,000	$22.15	935,000

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)	In April 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.
(3)

Shares repurchased during the period April 1-April 30, 2009 were purchased under the Company’s previous stock repurchase program that was terminated in conjunction with the approval of the new stock repurchase program approved in April 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 10, 2009, the Company held its Annual Meeting of Stockholders. The agenda items for such meeting are shown below along with the vote of the Company’s Class A and Class B common stock with respect to such agenda items.

1.	Election of 10 directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Votes Cast For	Votes Withheld
Jeffrey Katzenberg	214,945,435	23,327,316
Roger A. Enrico	235,012,133	3,310,618
Harry Brittenham	235,183,738	3,089,013
Lewis. W Coleman	232,857,647	5,415,104
Thomas Freston	235,235,939	3,036,812
Judson C. Green	233,440,466	4,832,285
Mellody Hobson	235,215,242	3,057,609
Michael J. Montgomery	233,465,313	4,808,438
Nathan Myhrvold	235,243,370	3,029,381
Richard Sherman	236,794,983	1,477,768

2.	Approval of the adoption of the Amended and Restated 2008 Omnibus Incentive Compensation Plan.

Number of Votes
Votes for	225,822,055
Votes against	14,601,547
Votes abstained	1,913,194
Broker non-votes	7,355,416

3.	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for the year ending December 31, 2009.

Number of Votes
Votes for	235,466,862
Votes against	2,776,640
Votes abstained	29,248

Items 3 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: July 28, 2009	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.