Form 10-Q
period 2009-09-30
DreamWorks Animation SKG, Inc.
filed 2009-10-28
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of September 30, 2009, there were 75,343,913 shares of Class A common stock and 11,419,461 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$347,230	$262,644
Trade accounts receivable, net of allowance for doubtful accounts	1,312	4,550
Income taxes receivable	24,614	6,468
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	111,032	186,522
Film costs, net	658,995	638,243
Prepaid expenses and other assets	44,532	31,453
Property, plant and equipment, net of accumulated depreciation and amortization	149,641	114,913
Deferred taxes, net	3,704	27,049
Goodwill	34,216	34,216

Total assets	$1,375,276	$1,306,058

Liabilities and Equity
Liabilities:
Accounts payable	$2,611	$7,499
Accrued liabilities	94,520	115,158
Payable to former stockholder	54,856	54,192
Deferred revenue and other advances	47,769	38,857
Borrowings and other debt	70,059	70,059

Total liabilities	269,815	285,765
Commitments and contingencies
Equity:
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 95,493,256 and 95,381,143 shares issued as of September 30, 2009 and December 31, 2008, respectively	955	954
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 11,419,461 shares issued and outstanding as of September 30, 2009 and December 31, 2008	114	114
Additional paid-in capital	907,141	876,651
Retained earnings	752,735	645,261
Less: Class A Treasury common stock, at cost, 20,149,343 and 17,432,728 shares as of September 30, 2009 and December 31, 2008, respectively	(558,425)	(505,628)

Total stockholders’ equity	1,102,520	1,017,352
Minority interest	2,941	2,941

Total equity	1,105,461	1,020,293

Total liabilities and equity	$1,375,276	$1,306,058

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues	$135,448	$151,525	$530,962	$450,227
Costs of revenues	89,066	75,518	319,494	248,101

Gross profit	46,382	76,007	211,468	202,126
Product development	155	692	2,616	1,129
Selling, general and administrative expenses	24,687	29,180	70,209	82,914

Operating income	21,540	46,135	138,643	118,083
Interest income, net	237	2,312	1,755	7,769
Other income, net	2,191	1,444	5,256	3,301
Increase in income tax benefit payable to former stockholder	(2,130)	(7,760)	(29,160)	(25,200)

Income before income taxes	21,838	42,131	116,494	103,953
Provision for income taxes	2,230	4,780	9,020	13,010

Net income	$19,608	$37,351	$107,474	$90,943

Basic net income per share	$0.23	$0.42	$1.24	$1.00
Diluted net income per share	$0.23	$0.41	$1.23	$0.99
Shares used in computing net income per share:
Basic	85,882	89,281	86,402	90,667
Diluted	87,129	90,665	87,355	91,755

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Operating activities
Net income	$107,474	$90,943
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	266,024	225,884
Stock compensation expense	22,478	28,533
Depreciation and amortization	2,497	2,721
Revenue earned against deferred revenue and other advances	(69,146)	(58,419)
Deferred taxes, net	23,345	591
Change in operating assets and liabilities:
Trade accounts receivable	3,238	(11,497)
Receivable from Paramount	75,490	200,680
Film costs	(269,011)	(296,044)
Prepaid expenses and other assets	(13,710)	10,158
Accounts payable and accrued liabilities	(25,157)	1,910
Payable to former stockholder	664	(12,444)
Income taxes payable/receivable, net	(17,317)	(16,991)
Deferred revenue and other advances	84,964	88,877

Net cash provided by operating activities	191,833	254,902

Investing activities
Purchases of property, plant and equipment	(55,030)	(33,088)

Net cash used in investing activities	(55,030)	(33,088)

Financing Activities
Purchase of treasury stock	(52,797)	(177,840)
Receipts from exercise of stock options and excess tax benefits from employee equity awards	580	1,442

Net cash used in financing activities	(52,217)	(176,398)

Increase in cash and cash equivalents	84,586	45,416
Cash and cash equivalents at beginning of period	262,644	292,489

Cash and cash equivalents at end of period	$347,230	$337,905

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$3,347	$29,271

Cash paid during the period for interest, net of amounts capitalized	$506	$719

See accompanying notes

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of computer generated, or CG, animated feature films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to expand the exploitation of its film properties through the development of special content such as CG animated television specials, live theatrical stage performances and an online virtual world game.

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2008 was derived from audited financial statements.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance regarding noncontrolling interests in consolidated financial statements. The provisions of this new guidance clarify the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling, or minority, interests. The Company adopted the new guidance related to noncontrolling interests effective January 1, 2009. Accordingly, the Company reclassified minority interest totaling $2.9 million as of September 30, 2009 and December 31, 2008 to equity in the accompanying consolidated balance sheets. There is no minority interest income or minority interest expense associated with the noncontrolling interest recorded in the Company’s consolidated statements of income.

Additionally, the Company adopted the FASB’s new guidance regarding subsequent events effective beginning the quarter ended June 30, 2009. Accordingly, the Company has evaluated for disclosure subsequent events that have occurred up to October 27, 2009, the date of issuance of its financial statements.

Lastly, in June 2009, the FASB issued new standards setting forth a single source of authoritative GAAP for all non-governmental entities (“Codification”). The Codification, which commenced July 1, 2009, changes the referencing and organization of accounting guidance. The Codification is effective for the Company beginning the quarter ended September 30, 2009. The Codification does not change GAAP and only affects how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.

2. Film Costs

Film costs consist of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
In release, net of amortization(1)	$253,443	$329,985
Completed, not released	36,012	—
In production	344,900	258,273
In development	24,640	49,985

Total film costs	$658,995	$638,243

(1)	Includes $14.0 million and $23.1 million of stage musical costs at September 30, 2009 and December 31, 2008, respectively.

The Company anticipates that 46% and 81% of “in release” film costs as of September 30, 2009 will be amortized over the next 12 months and three years, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Employee compensation	$32,795	$52,157
Participations and residuals	32,827	37,220
Deferred rent	4,379	5,806
Other accrued liabilities	24,519	19,975

Total accrued liabilities	$94,520	$115,158

As of September 30, 2009, the Company estimates that over the next 12 months it will pay approximately $17.4 million of its accrued participation and residual costs.

4. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 and the related amounts earned and recorded either as revenue in the consolidated statements of income or capitalized as an offset to film costs for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	September 30, 2009	December 31, 2008	Amounts Earned
			Three Months Ended September 30,		Nine Months Ended September 30,
			2009	2008	2009	2008
	(unaudited)		(unaudited)
Home Box Office Inc., Advance	$—	$—	$13,333	$13,333	$26,666	$26,666
Licensing Advances	33,391	32,549	271	391	28,158	1,713
Deferred Revenue	3,744	1,547	205	837	3,038	10,820
Strategic Alliance/Development Advances(1)	3,077	2,007	3,810	3,811	11,430	11,788
Other Advances	7,557	2,754	2,003	358	6,760	5,466

Total deferred revenue and other advances	$47,769	$38,857

(1)

Of the total amounts earned against the “Strategic Alliance/Development Advances,” $2.1 million and $2.4 million, respectively, for the three months ended September 30, 2009 and 2008, and $6.9 million and $8.0 million, respectively, for the nine months ended September 30, 2009 and 2008, were capitalized as an offset to film costs or property, plant and equipment.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Financing Arrangements

Outstanding Financing. The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding at September 30, 2009 and December 31, 2008 (in thousands):

	Balance Outstanding		Maturity Date	Interest Rate as of September 30, 2009		Interest Cost
						Three Months Ended September 30,				Nine Months Ended September 30,
	September 30, 2009	December 31, 2008				2009		2008		2009		2008
Animation Campus Financing(1)	$73,000	$73,000	October 2009	0.24%		$293		$706		$985		$2,349
Revolving Credit Facility	$—	$—	June 2013	0.375	%(2)	$123	(2)	$131	(2)	$365	(2)	$503	(2)

(1)

In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009 (for further discussion, see Note 12). The financing bore interest primarily at 30-day commercial paper rates and was fully collateralized by the underlying real property. The special-purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation has been presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million minority interest.

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

As of September 30, 2009, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. Interest capitalized to film costs during the three months ended September 30, 2009 and 2008 totaled $0.3 million and $0.7 million, respectively, and for the nine months ended September 30, 2009 and 2008 totaled $1.0 million and $2.3 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2009 and 2008, respectively, differed from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and increase in income tax benefit payable to former stockholder as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Provision for income taxes (excluding effects of Stockholder’s Tax Agreement)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(2.3)	1.3	1.0	1.7
Revaluation of deferred tax assets, net	(11.0)	(4.9)	(7.3)	(4.1)
Prior year research and development credit	(7.4)	(3.6)	(1.4)	(1.4)
Other	3.9	(2.7)	(1.1)	(1.6)

Total provision excluding effect of Stockholder’s Tax Agreement(1)	18.2%	25.1%	26.2%	29.6%

Effects of Stockholder’s Tax Agreement(1)
U.S. state taxes, net of Federal benefit	2.7	(0.7)	(0.7)	(1.0)
Revaluation of deferred tax assets, net	(11.9)	(17.4)	(19.4)	(19.9)
Prior year research and development credit	4.3	—	0.9	—
Other	(4.0)	2.6	(0.8)	1.4

Total effect of Stockholder’s Tax Agreement(1)	(8.9)%	(15.5)%	(20.0)%	(19.5)%

Total net provision for income taxes	9.3%	9.6%	6.2%	10.1%

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

7. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program. In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. For the period January 1, 2009 through April 21, 2009, the Company repurchased approximately 2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to this program. On April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. The Company has made no purchases under its new authorization as of October 27, 2009.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Equity-Based Compensation

The Company recognizes stock-based compensation for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods. The Company has awarded some equity awards to senior management that are dependent upon the achievement of established sets of performance or market-based criteria. Compensation cost for service-based equity awards is recognized ratably over the vesting period. Compensation cost for performance-based awards is adjusted to reflect the probability of vesting. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and nine-month periods ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Total equity-based compensation	$7,783	$10,256	$22,478	$28,533
Tax impact(1)	(1,417)	(2,574)	(5,889)	(8,446)

Reduction in net income, net of tax	$6,366	$7,682	$16,589	$20,087

(1)	Tax impact is determined at the Company’s annual blended effective tax rate, excluding the effect of the Stockholder’s Tax Agreement (see Note 6).

Compensation cost capitalized as a part of film costs was $2.3 million and $1.4 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $6.7 million and $4.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

The following tables set forth the number and weighted average fair value of equity awards granted during the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Number Granted	Weighted Average Fair Value	Number Granted	Weighted Average Fair Value
	(unaudited)
	(in thousands)		(in thousands)
2009
Stock appreciation rights(1)	9	$13.49	1,656	$7.61
Restricted stock and restricted stock units(1)	12	$31.51	1,026	$14.40
2008
Stock appreciation rights	49	$12.25	107	$11.02
Restricted stock and restricted stock units	76	$29.72	130	$28.59

(1)

On May 1, 2009, the Company made a grant to its Chief Executive Officer of 1,600,000 stock appreciation rights and 900,000 shares of restricted stock, the vesting of which is subject to certain market-based conditions.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2009, the total compensation cost related to unvested equity awards granted but not yet recognized was approximately $79.7 million. This cost will be amortized on a straight-line basis over a weighted average life of 1.7 years.

9. Significant Customer and Segment Information

Significant Customer. Paramount represented 93.9% and 78.6% of total revenue for the three-month periods ended September 30, 2009 and 2008, respectively, and 88.8% and 73.1% for the nine-month periods ended September 30, 2009 and 2008, respectively.

Revenue by Film and Other.

The Company’s revenue by film and other are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Monsters vs. Aliens	$33,375	$—	$54,217	$—
Kung Fu Panda	21,885	63,281	88,679	109,719
Madagascar: Escape 2 Africa	35,400	—	209,070	—
Shrek the Third	7,993	32,526	15,758	110,648
Bee Movie	3,394	27,266	34,347	101,721
Flushed Away	7,282	2,589	21,640	22,521
Film Library / Other(1)	26,119	25,863	107,251	105,618

	$135,448	$151,525	$530,962	$450,227

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Numerator:
Net income	$19,608	$37,351	$107,474	$90,943
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	86,720	91,262	87,240	92,648
Less: Unvested restricted stock	(838)	(1,981)	(838)	(1,981)

Denominator for basic calculation	85,882	89,281	86,402	90,667

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	260	120	64	111
Restricted stock awards	987	1,264	889	977

Denominator for diluted calculation	87,129	90,665	87,355	91,755

Net income per share—basic	$0.23	$0.42	$1.24	$1.00
Net income per share—diluted	$0.23	$0.41	$1.23	$0.99

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Options to purchase shares of common stock	247	1,864	1,837	1,685
Stock appreciation rights	2,384	2,497	3,619	2,504
Equity awards subject to performance conditions	1,416	—	1,019	—

Total	4,047	4,361	6,475	4,189

12. Subsequent Event

Upon the maturity of the Animation Campus Financing (see Note 5) on October 27, 2009, the Company repaid the $73.0 million of Animation Campus Financing plus interest using cash-on-hand.

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

Overview

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing and producing computer-generated, or CG, animated feature films. Our films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to an exclusive distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2008 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to expand the exploitation of our film properties through the development of non-theatrical special content such as the current development of television specials based on the characters from some of our films, live theatrical stage performances and an online virtual world game based on Kung Fu Panda.

Our Revenues and Costs

Our feature films are the source of substantially all of our revenues. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, the Company’s reported revenues in any period are often a result of gross revenues generated in one or several territories being offset by the gross costs of both related and unrelated territories. Prior to January 1, 2009, Paramount reported our international theatrical results on a 30-day lag; we eliminated this 30-day lag effective January 1, 2009. This change in reporting did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2009. International home entertainment results continue to be reported on a 30-day lag.

In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product companies worldwide and we recently have begun to expand our business beyond the core feature film business, including the development of CG animated television specials and live theatrical stage performances. Because these activities are not typically subject to the Paramount Agreements, we directly receive payment and record revenues from third parties.

Our primary operating expenses include:

•

Costs of Revenues—Our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, participation and residual costs and write-offs of amounts previously capitalized for films not expected to be released or released films not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs would only be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. Our costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs associated with Shrek the Musical.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Revenues	$135.4	$151.5	$(16.1)	(10.6)%	$531.0	$450.2	$80.8	17.9%
Costs of revenues	89.1	75.5	(13.6)	(18.0)%	319.5	248.1	(71.4)	(28.8)%
Product development	0.2	0.7	0.5	71.4%	2.6	1.1	(1.5)	NM
Selling, general and administrative expenses	24.7	29.2	4.5	15.4%	70.2	82.9	12.7	15.3%

Operating income	21.5	46.1	(24.6)	(53.4)%	138.6	118.1	20.5	17.4%
Interest income, net	0.2	2.3	(2.1)	(91.3)%	1.8	7.8	(6.0)	(76.9)%
Other income, net	2.2	1.4	0.8	57.1%	5.3	3.3	2.0	60.6%
Increase in income tax benefit payable to former stockholder	(2.1)	(7.8)	5.7	73.1%	(29.2)	(25.2)	(4.0)	(15.9)%

Income before income taxes	21.8	42.1	(20.3)	(48.2)%	116.5	104.0	12.5	12.0%
Provision for income taxes	2.2	4.8	2.6	54.2%	9.0	13.0	4.0	30.8%

Net income	$19.6	$37.4	$(17.8)	(47.6)%	$107.5	$90.9	$16.6	18.3%

Diluted net income per share	$0.23	$0.41	$(0.18)	(43.9)%	$1.23	$0.99	$0.24	24.2%

Diluted shares used in computing diluted net income per share(1)	87.1	90.7	N/A	4.0%	87.4	91.8	N/A	4.8%

NM:	Not Meaningful
(1)	During the nine months ended September 30, 2009 and the year ended December 31, 2008, we repurchased a total 2.3 million and 6.8 million shares, respectively, of our Class A common stock.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

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

Revenues. For the three months ended September 30, 2009, our revenue was $135.4 million, a decrease of $16.1 million, or 10.6%, as compared to $151.5 million for the three months ended September 30, 2008. As illustrated in the revenue chart above, the decrease in revenue in the third quarter of 2009 as compared to the third quarter of 2008 was primarily related to the comparative performance of the films comprising the “Current year theatrical releases” category as partially offset by the stronger performance of our properties comprising the “All Other” category. Revenues earned by the films comprising the category “Prior year theatrical releases” for the quarter ended September 30, 2009 remained relatively unchanged from those of the quarter ended September 30, 2008.

Revenue for the quarter ended September 30, 2009 was comprised of amounts earned by a variety of films. Monsters vs. Aliens, our most recent theatrical release, contributed $33.4 million of revenue earned primarily in the worldwide theatrical and domestic home entertainment markets. Madagascar: Escape 2 Africa contributed $35.4 million earned largely in the domestic pay television and international home entertainment markets and Kung Fu Panda added $21.9 million of revenue principally earned in the international television market. Lastly, our library of titles contributed $34.7 million earned across several markets, including ancillary revenue, and Shrek the Musical contributed $10.0 million of revenue.

Revenue for the quarter ended September 30, 2008, was comprised of amounts earned by a variety of films. Kung Fu Panda, the single greatest source of revenue for the quarter, contributed $63.3 million earned primarily in the worldwide theatrical market and through ancillary revenue sources. Bee Movie generated $27.3 million of revenue primarily attributable to the domestic television and worldwide home entertainment markets and Shrek the Third earned an additional $32.5 million of revenue earned primarily in the international television market. Our other properties, including our library titles, contributed revenues totaling $28.4 million earned across a variety of worldwide markets.

Costs of Revenues. Costs of revenues for the three months ended September 30, 2009 totaled $89.1 million, an increase of $13.6 million, compared to $75.5 million for the three months ended September 30, 2008.

Costs of revenues, the primary component of which is film amortization costs, as a percentage of film revenue was 65.8% for the three months ended September 30, 2009 as compared to 49.8% for the three months ended September 30, 2008. The increase in amortization of film costs as a percentage of film revenue for the three months ended September 30, 2009 was primarily due to the overall stronger performance of Kung Fu Panda, 2008’s “Current year theatrical release,” as compared to Monsters vs. Aliens, 2009’s “Current year theatrical release.” This increase in amortization rates between the periods was offset somewhat by the lower rates of amortization for the “Prior year theatrical releases” category during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, primarily due to the stronger performance of Madagascar: Escape 2 Africa as compared to Bee Movie. Furthermore, Monsters vs. Aliens and Bee Movie have such high rates of film amortization that they are significantly less profitable than the other films generating income during these periods. Additionally, costs of revenues for the third quarter of 2009 was impacted by the operating and marketing costs associated with Shrek the Musical, resulting in a moderate gross loss in the third quarter of 2009 for the production.

Product development. Product development costs were immaterial for each of the three-month periods ended September 30, 2009 and 2008.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $4.5 million to $24.7 million (including $7.4 million of stock compensation expense) for the quarter ended September 30, 2009 from $29.2 million (including $10.0 million of stock compensation expense) for the quarter ended September 30, 2008. This 15.4% aggregate decrease is primarily related to $2.6 million of lower stock compensation expense between the comparative periods, partially attributable to the impact of the revision to the terms of certain equity grants during the third quarter of 2008, and approximately $2.0 million of lower company-wide incentive compensation.

Operating Income. Operating income for the three months ended September 30, 2009 was $21.5 million compared to $46.1 million for the comparable period of 2008. The $24.6 million decrease in operating income between the periods is principally due to the stronger performance of Kung Fu Panda in 2008 as compared to Monsters vs. Aliens in 2009.

Interest Income, Net. For the three months ended September 30, 2009, total interest income was $0.2 million, a decrease of $2.1 million or 91.3%, from $2.3 million for the same period of 2008. The decrease in interest income was due to lower rates of interest earned on investments during the third quarter of 2009 as compared to the third quarter of 2008.

Interest expense capitalized to production film costs was $0.3 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively. The $0.4 million decrease between the periods was primarily due to the decrease in amount of overall interest expense during the third quarter of 2009.

Other Income, Net. For the three months ended September 30, 2009 and 2008, total other income was $2.2 million and $1.4 million, respectively. Other income in both periods consisted primarily of income recognized in connection with preferred vendor arrangements.

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

For the quarters ended September 30, 2009 and 2008, we recorded $2.5 million and $9.1 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $2.1 million and $7.8 million, respectively, representing 85% of these recognized benefits.

Provision for Income Taxes. For the three months ended September 30, 2009 and 2008, we recorded a provision for income taxes of $2.2 million and $4.8 million, or an effective tax rate of 9.3% and 9.6%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined effective percentages for the three months ended September 30, 2009 and September 30, 2008 are 18.2% and 25.1%, respectively. Our effective tax rate and our combined effective tax rate for both periods were lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above and an increase in the amount of estimated tax benefits derived from research and development activities recognized upon the filing of our federal income tax returns in the third quarter.

Net Income. Net income for the three months ended September 30, 2009 was $19.6 million, or $0.23 per diluted share, as compared to a net income of $37.4 million, or $0.41 net income per diluted share, in the corresponding period in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

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

Revenues. For the nine months ended September 30, 2009, our revenue was $531.0 million, an increase of $80.8 million, or 17.9%, as compared to $450.2 million for the nine months ended September 30, 2008. As illustrated in the revenue chart above, the change in revenue in the first nine months of 2009 as compared to the first nine months of 2008 was primarily related to the stronger performance of the prior year theatrical releases, particularly that of Madagascar: Escape 2 Africa as compared to Bee Movie. Also contributing to the change in revenues between periods was the larger amount of revenue contributed by our properties comprising the “All Other” category. The stronger performance of our “Prior year theatrical releases” and the “All Other” categories was offset by the lower revenues contributed by Monsters vs. Aliens during the first nine months of 2009 as compared to Kung Fu Panda during the same period of 2008. Additionally, during the second quarter of 2009, we amended our primary video game distribution agreement and, as a result, we recognized approximately $24.0 million of deferred revenue related to several previously released titles. The video game distribution agreement was amended, among other things, to eliminate a provision that allowed certain guaranteed payments for previously released titles to be recouped by the distributor from future royalties generated by subsequently released titles.

Monsters vs. Aliens, our most recent theatrical release, contributed $54.2 million of revenue earned primarily in the worldwide theatrical and domestic home entertainment markets during the nine months ended September 30, 2009. Madagascar: Escape 2 Africa, our 2008 fourth quarter release, contributed $209.1 million of revenue during the nine months ended September 30, 2009, earned primarily in the worldwide theatrical and home entertainment markets, and to a lesser extent, in the domestic pay television market. Kung Fu Panda reported an additional $88.7 million earned in the worldwide home entertainment, television and ancillary markets. Lastly, our library of titles contributed $149.0 million earned across several markets and Shrek the Musical contributed $30.0 million of revenues.

Several films contributed to our revenue totaling $450.2 million for the nine-month period ended September 30, 2008. Kung Fu Panda contributed $109.7 million of revenue associated with its worldwide theatrical release and ancillary revenue sources. In addition to merchandising and licensing revenue, ancillary revenue for Kung Fu Panda included non-recurring revenue associated with the completion of a strategic relationship that accounted for slightly less than a quarter of the film’s total revenue for the nine months ended September 30, 2008. Our “Prior year theatrical releases,” Shrek the Third and Bee Movie, generated a total of $212.4 million primarily attributable to the worldwide theatrical, home entertainment and ancillary markets (including non-recurring revenue associated with strategic relationship that accounted for slightly less than a quarter of Bee Movie’s total revenue for the nine months ended September 30, 2008). Our other properties, including our library of titles, contributed revenues totaling $128.1 million earned principally in the international television and worldwide home entertainment markets.

Costs of Revenues. Costs of revenues for the nine months ended September 30, 2009 totaled $319.5 million, an increase of $71.4 million, compared to $248.1 million for the nine months ended September 30, 2008.

Costs of revenues, the primary component of which is film amortization costs, as a percentage of film revenue was 60.2% for the nine months ended September 30, 2009 as compared to 55.1% for the nine months ended September 30, 2008. While the overall rate of amortization rate of film costs as a percentage of revenues was fairly consistent between the periods, Kung Fu Panda had a lower rate of amortization for the nine-months ended September 30, 2008 than that for Monsters vs. Aliens during the comparable period of 2009 due to its stronger performance. This difference in amortization rate for the “Current year theatrical release” category between the nine-month periods of 2009 and 2008 was partially offset by the combined lower rate of amortization for the “Prior year theatrical releases” category during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, largely due to the stronger performance of Madagascar: Escape 2 Africa as compared to Bee Movie. Furthermore, Monsters vs. Aliens and Bee Movie have such high rates of film amortization that they are significantly less profitable than the other films generating income during these periods. In addition, costs of revenues for the nine months ended September 30, 2009 was impacted by the operating and marketing costs associated with the ongoing production of Shrek the Musical on Broadway, resulting in a moderate gross loss for the production in the first nine months of 2009.

Product development. Product development costs totaled $2.6 million and $1.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively, and represent development costs incurred in connection with an online virtual world and technological development costs associated with recent strategic initiatives.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $12.7 million to $70.2 million (including $21.0 million of stock compensation expense) for the nine months ended September 30, 2009 from $82.9 million (including $27.8 million of stock compensation expense) for the nine months ended September 30, 2008. This 15.3% aggregate decrease spans across several selling, general and administrative categories, including a $6.8 million decrease in stock compensation (primarily due to the absence of expense associated with certain senior executive performance awards during the first quarter of 2009 and, to a lesser extent, the impact of the revision to the terms of certain equity grants during the third quarter of 2008), approximately $5.0 million of lower company-wide incentive compensation and approximately $2.0 million of lower corporate travel expenses.

Operating Income. Operating income for the nine months ended September 30, 2009 was $138.6 million compared to $118.1 million for the comparable period of 2008. The increase of $20.5 million in operating income for the nine months ended September 30, 2009 was largely because of the stronger performance in the first nine months of 2009 of Madagascar: Escape 2 Africa as compared to that of Bee Movie during the nine months of 2008 as mitigated by the impact of the stronger performance of Kung Fu Panda during the first nine months of 2008 as compared to that of Monsters vs. Aliens during the comparable period of 2009. Operating income for the nine months ended September 30, 2009 was also positively affected by the recognition of deferred revenue related to several previously released titles in conjunction with the second quarter 2009 amendment to our video game distribution agreement and to lower selling, general and administrative expenses period-over-period.

Interest Income, Net. For the nine months ended September 30, 2009, total interest income was $1.8 million, a decrease of $6.0 million or 76.9%, from $7.8 million for the same period of 2008. The decrease in interest income was due to lower rates of interest earned on investments during the first nine months of 2009 as compared to the first nine months of 2008 and, to a lesser extent, lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2008 and continuing in the first quarter of 2009.

Interest expense capitalized to production film costs was $1.0 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively. The $1.3 million decrease between the periods was primarily due to the decrease in amount of overall interest expense during the first nine months of 2009.

Other Income, Net. For the nine months ended September 30, 2009 and 2008, total other income was $5.3 million and $3.3 million respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements.

Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the nine months ended September 30, 2009 and 2008, we recorded $34.4 million and $29.6 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $29.2 million and $25.2 million, respectively, representing 85% of these recognized benefits.

Provision for Income Taxes. For the nine months ended September 30, 2009 and 2008, we recorded a provision for income taxes of $9.0 million and $13.0 million, respectively, or an effective tax rate of 6.2% and 10.1%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined effective percentages for the nine months ended September 30, 2009 and 2008 are 26.2% and 29.6%, respectively. Our effective tax rate and our combined effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above and an increase in the amount of estimated tax benefits derived from research and development activities recognized upon the filing of our federal income tax returns in the third quarter.

Net Income. Net income for the nine months ended September 30, 2009 was $107.5 million, or $1.23 per diluted share, as compared to a net income of $90.9 million, or $0.99 net income per diluted share, in the corresponding period in 2008.

Financing Arrangements

On October 27, 2009, upon its maturity, we fully repaid the financing of the Glendale campus totaling $73.0 million plus interest. For further discussion, see Notes 5 and 12 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Other than the financing transaction described above, there have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2008 Form 10-K.

As of September 30, 2009, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 5 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our 2008 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and new lines of business, including television specials and stage musicals, make participation and residual payments, and fund selling, general and administrative costs and capital expenditures. Our operating activities for the nine months ended September 30, 2009 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from our revolving credit facility to meet these needs. Additionally, over the next couple of quarters, we expect to spend approximately $20 million as we enter the final phases of our effort begun in early 2008 to expand and make general improvements to our Company headquarters located in Glendale, California in order to accommodate general business growth, including 3D expansion. On October 27, 2009 we repaid the $73.0 million principal associated with the existing financing of our Company’s headquarters using cash-on-hand (see Notes 5 and 12 to our unaudited consolidated financial statements).

As of September 30, 2009, we had cash and cash equivalents totaling $347.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally commercial paper and commercial paper mutual funds, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at September 30, 2009 increased by $84.6 million from that of $262.6 million at December 31, 2008. Components of this change in cash for the nine months ended September 30, 2009, as well as for the nine months ended September 30, 2008, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 is a follows (in thousands):

	2009	2008
Net cash provided by operating activities	$191,833	$254,902

Net cash provided by operating activities for the first nine months of 2009 was primarily attributable to the collection of revenue from Madagascar: Escape 2 Africa’s worldwide theatrical and home entertainment release, Kung Fu Panda’s worldwide home entertainment release, and, to a lesser extent, the collection of Monsters vs. Aliens’ worldwide theatrical revenues and worldwide home entertainment and television revenues for our other films, including Shrek the Third, Bee Movie, Madagascar and Over the Hedge. The operating cash provided by the collection of revenues during the first nine months of 2009 was offset by $28.5 million paid (net of refunds) to an affiliate of a former significant stockholder related to tax benefits realized in 2008 from the Tax Basis Increase and $37.6 million paid related to annual incentive compensation payments. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

Net cash provided by operating activities for the first nine months of 2008 was primarily attributable to the collection of revenue from Kung Fu Panda’s and Bee Movie’s worldwide theatrical release, Shrek the Third’s worldwide home entertainment release, worldwide television revenue for Madagascar, and, to a lesser extent, the collection of worldwide television and home entertainment revenues for our other films, including Over the Hedge, Shrek 2 and Shrek. The operating cash provided by the collection of revenues during the first nine months of 2008 was offset by $37.6 million paid to an affiliate of a former significant stockholder related to tax benefits realized in 2007 from the Tax Basis Increase, $29.3 million paid for estimated federal and state income taxes and $44.4 million paid related to annual incentive compensation payments. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	2009	2008
Net cash used in investing activities	$(55,030)	$(33,088)

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was primarily related to the investment in property, plant and equipment associated with the expansion of our corporate headquarters and strategic technology initiatives.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	2009	2008
Net cash used in financing activities	$(52,217)	$(176,398)

Net cash used in financing activities for both nine-month periods ended September 30, 2009 and 2008 was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations

Other than the financing transaction described above in “Financing Arrangements,” there have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2008 Form 10-K.

As of September 30, 2009 we had non-cancelable talent commitments totaling approximately $27.4 million that are payable over the next five years.

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

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor. Pursuant to our distribution and servicing arrangements, we recognize revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. Prior to January 1, 2009, Paramount reported our international theatrical results on a 30-day lag. This 30-day lag was eliminated effective January 1, 2009. This change in reporting did not have a material impact on our consolidated financial statements. International home entertainment results continue to be reported on a 30-day lag. Because a third party is the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

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

Film Costs Amortization

Once a film is released, the amount of film costs relating to that film, contingent compensation and residuals are amortized and included in costs of revenues in the proportion that the revenue during the period for each film (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources (“Ultimate Revenue”) as of the beginning of the current fiscal period under the individual-film-forecast-computation method. The amount of film costs that is amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film for such period. We make certain estimates and judgments of Ultimate Revenue to be received for each film based on information received from our distributor and our knowledge of the industry. Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual film will result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. An increase in estimate of Ultimate Revenues will lower the percentage rate of amortization while, conversely, a decrease in the estimate of Ultimate Revenue will raise the percentage rate of amortization. In addition, we evaluate film production costs for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value determined using a net present value calculation. The cost of any such write downs are reflected in costs of revenues.

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of September 30,

2009, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $79.7 million. This cost will be amortized on a straight-line basis over a weighted average life of 1.7 years.

The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. We apply the “simplified” method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. Given our lack of sufficient historical exercise data for stock option grants, we continue to expect to use the simplified method for calculating the expected term. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources becomes available, we will be required to utilize another method to determine the weighted average expected term. In addition, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. Additionally, management makes an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us. Changes to our underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly affect compensation expense to be recognized in future periods.

Provision for Income Taxes

We account for income taxes pursuant to the asset and liability method, and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

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

Additionally, we use a single comprehensive model to address uncertainty in tax positions and apply a minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. We continue to follow the practice of recognizing interest and penalties related to income tax matters as part of the provision for income taxes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended September 30, 2009.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
July 1–July 30, 2009	—	$—	—	$150,000,000
August 1–August 31, 2009	—	$—	—	$150,000,000
September 1–September 30, 2009	—	$—	—	$150,000,000

Total	—	$—	—

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)	In April 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Items 3 and 4 are not applicable and have been omitted.

Item 5.	Other Information

On October 27, 2009, the Company acquired title to its animation campus headquarters located in Glendale, California. In 2002, a special-purpose entity, DW Statutory Trust 2002, was created to hold title to the property in connection with a “synthetic lease” financing of the campus for approximately $73.0 million with a syndicate of lending institutions. On October 27, 2009, the Company exercised its right to acquire the property from the special-purpose entity upon maturity and repayment of the approximately $73.0 million indebtedness. The animation campus comprises approximately 15 acres, contains office buildings with approximately 326,000 square feet and houses the majority of the Company’s employees. See also Notes 5 and 12 to the Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit 10.1†	License Agreement effective as of January 1, 2009 by and among DreamWorks Animation
LLC and DWII Management, Inc. and Steven Spielberg (incorporated by reference to
Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	Confidential treatment has been requested by the Company with respect to the redacted portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: October 27, 2009	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1†	License Agreement effective as of January 1, 2009 by and among DreamWorks Animation
LLC and DWII Management, Inc. and Steven Spielberg (incorporated by reference to
Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	Confidential treatment has been requested by the Company with respect to the redacted portions of this agreement.