Form 10-K
period 2009-12-31
DreamWorks Animation SKG, Inc.
filed 2010-02-24
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission File Number 001-32337

DREAMWORKS ANIMATION SKG, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0589190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Campanile Building 1000 Flower Street Glendale, California	91201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 695-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	Nasdaq Global Select Market

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

The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,007,339,145 using the closing price of $27.59 as reported by the Nasdaq Global Select Market as of such date. As of such date, non-affiliates held no shares of Class B common stock. There is no active market for the Class B common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons filing Schedules 13G with respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 30, 2009.

As of January 29, 2010, there were 75,624,361 shares of Class A common stock and 11,419,461 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2010 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.

Form 10-K

For the Year Ended December 31, 2009

Unless the context otherwise requires, the terms “DreamWorks Animation,” the “Company,” “we,” “us” and “our” refer to DreamWorks Animation SKG, Inc., its consolidated subsidiaries, predecessors in interest and the subsidiaries and assets and liabilities contributed to it by the entity then known as DreamWorks L.L.C. (“Old DreamWorks Studios”) on October 27, 2004 (the “Separation Date”) in connection with our separation from Old DreamWorks Studios (the “Separation”).

PART I

Item 1.	Business

Overview

DreamWorks Animation creates family entertainment, including animated feature films, television specials and series, live entertainment properties, online virtual worlds and related consumer products, meant for audiences around the world. We have released a total of 18 animated feature films of which Shrek the Third, Shrek 2 and Madagascar were the highest-grossing animated films in the domestic box office in their respective years of release, and Shrek 2 remains the highest-grossing animated film, as well as the fifth-highest grossing film, of all time in the domestic box office. The table below lists our animated films produced and released since 2007.

Film	Domestic Theatrical Release Date	Domestic Box Office(1) (as of 12/31/09)	Worldwide Home Video Units(2) (as of 12/31/09)		Worldwide Home Entertainment Revenue(3) (as of 12/31/09)
Monsters vs. Aliens(4)	March 2009	$198.4 million	6.6 million	(4)	$106.5 million	(5)
Madagascar: Escape 2 Africa	November 2008	$180.0 million	12.9 million		$176.4 million
Kung Fu Panda	June 2008	$215.4 million	17.4 million		$233.3 million
Bee Movie	November 2007	$126.6 million	10.1 million		$137.6 million
Shrek the Third	May 2007	$322.7 million	22.8 million		$343.8 million

(1)

Source: boxofficemojo.com. Box office receipts represent the amounts collected by domestic theatrical exhibitors for exhibition of films and do not represent measures of our revenue. In the past, our distributors’ percentage of domestic box office receipts has generally ranged from an effective rate of 41% to 52%, depending on the financial success of the motion picture and the number of weeks that it plays at the box office. For a discussion of how we recognize revenues on our films under our third-party distribution agreements, please see “—Distribution and Servicing Arrangements” herein.

(2)	Represents worldwide home video units shipped, less actual returns and an estimated provision for future returned units. Excludes units sold via digital download.
(3)	Represents worldwide home entertainment revenue, less actual returns and an estimated provision for future returned units. Excludes revenue from units sold via digital download.
(4)	Released in both 2D and stereoscopic 3D.
(5)	Monsters vs. Aliens was released in the home entertainment market on September 29, 2009.

Historically, our business plan has generally been to release two animated feature films per year. During 2009, we released one animated feature film, Monsters vs. Aliens, which was released into the domestic theatrical market on March 27, 2009. In 2009, we announced that, beginning in 2010, we expect to release a total of five movies every two years. We currently plan to release three animated films, How to Train Your Dragon, Shrek Forever After and Megamind, in 2010. We are currently producing five additional feature films, of which we expect to release two in 2011 and three in 2012. In addition, we have a substantial number of projects in creative and story development that are expected to fill the release schedule in 2013 and beyond. In 2007, we announced that all of our films, beginning with the release of Monsters vs. Aliens in 2009, will be released in stereoscopic 3D.

Our feature films are currently the source of a substantial portion of our revenue. We derive revenue from our distributors’ worldwide exploitation of our feature films in theaters and in ancillary markets such as home entertainment and pay and free broadcast television. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. Effective January 31, 2006, our results reflect our distribution, servicing and other arrangements with Paramount Pictures Corporation and its affiliates and related entities, including Old DreamWorks Studios (collectively “Paramount”). Beginning with the fourth quarter of 2004 and continuing through January 31, 2006, our results reflect the effects of our distribution, servicing and other arrangements with Old DreamWorks Studios as also discussed. For a discussion of our distribution arrangements prior to January 31, 2006, see our Annual Report on Form 10-K for the year ended December 31, 2007. For a discussion of the Company’s business segment and of geographic information about the Company’s revenues, please see the Company’s consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

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

In connection with the Separation, we entered into a separation agreement (the “Separation Agreement”) and a number of other agreements with Old DreamWorks Studios to accomplish the Separation and establish the terms of our various relationships with Old DreamWorks Studios. We completed the Separation in connection with our initial public offering in October 2004 by the direct transfer to us of certain of the assets and liabilities that comprise our business. Old DreamWorks Studios also transferred certain of its subsidiaries to us.

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff are based, was custom built in 1997.

We generally retain the exclusive copyright and other intellectual property rights to all of our projects and characters, other than (i) co-ownership of the copyright and other intellectual property rights (including characters) in and to films co-produced with Aardman Animations, Ltd. (“Aardman”), (ii) Wallace & Gromit: The Curse of the Were-Rabbit, a film owned by Aardman for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets and (iii) the animated television series “The Penguins of Madagascar,” for which the copyright is owned by Nickelodeon.

Films in Production and Development

We are currently producing eight animated feature films for release between 2010 and 2012. In addition, we have a substantial number of projects in development that are expected to fill our release schedule in 2013 and beyond. The table below lists all of our films that are expected to be released through the end of 2012.

Title	Expected Release Date*
How to Train Your Dragon	March 26, 2010
Shrek Forever After	May 21, 2010
Megamind	November 5, 2010
Kung Fu Panda: Kaboom of Doom	June 3, 2011
Puss in Boots	November 4, 2011
The Croods	First Quarter 2012
Madagascar 3	Second Quarter 2012
The Guardians (working title)	Fourth Quarter 2012

*	Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of completion can be significantly delayed.

Business Expansion

Over the last few years, the Company has commenced a number of initiatives aimed at further capitalizing on its franchise film properties, such as Shrek, Madagascar and Kung Fu Panda. These business initiatives seek to broaden and diversify the Company’s revenue streams by exploiting the film properties in other areas of family entertainment, including the following:

Television Specials and Series

In December 2007, our half-hour television Christmas special, Shrek the Halls, premiered on network television. The special was one of the highest-rated television shows in its time slot during 2007. In 2009, two additional half-hour television specials, Monsters vs. Aliens: Mutant Pumpkins from Outer Space and Merry Madagascar, debuted on network television. The Company has several additional television specials in development for initial broadcast in 2010 and beyond. In connection with these specials, the Company has or intends to enter into long-term network television distribution agreements, while retaining all other distribution rights (such as DVD, other home entertainment and consumer product distribution rights).

The animated television series, The Penguins of Madagascar, debuted on the Nickelodeon network in March 2009. Under the Company’s agreement with Paramount, an affiliate of Nickelodeon (which is discussed in greater length in “Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films—Nickelodeon Television Development”), the Company is generally entitled to receive one-half of the revenues, as well as certain service fees, associated with home entertainment and consumer products sales related to the television series.

Live Productions

In December 2008, the Company’s Shrek The Musical debuted on Broadway. The play is based on the Company’s 2001 theatrical release, Shrek. Although the Broadway production closed in January 2010, the Company currently expects that a national touring production of the play will begin public performances in Chicago in the second half of 2010. The Company is also developing live shows based on its theatrical film properties, Madagascar, How to Train Your Dragon and Kung Fu Panda.

Online Virtual Worlds

The Company currently expects that its online virtual world based on Kung Fu Panda will become available to the public in the first half of 2010. The virtual world, Kung Fu Panda World, will be aimed at children ages seven through 12. The Company currently expects that it will realize revenue from the virtual world through user subscription fees and advertising. The Company has also begun development of an online virtual world based on How to Train Your Dragon.

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

How We Distribute, Promote and Market our Films

Overview

On January 31, 2006, we entered into a distribution agreement with Paramount and its affiliates (the “Paramount Distribution Agreement”), and our wholly owned subsidiary, DreamWorks Animation Home Entertainment, L.L.C. (“DreamWorks Animation Home Entertainment”), entered into a fulfillment services agreement (the “Paramount Fulfillment Services Agreement” and, with the Paramount Distribution Agreement, the “Paramount Agreements”) with an affiliate of Paramount.

Under the Paramount Distribution Agreement, subject to certain exceptions, Paramount advertises, publicizes, promotes, distributes and exploits our animated feature films in each territory and in each media designated by us. Under the Paramount Fulfillment Services Agreement, we have engaged Paramount to render worldwide home video fulfillment services and video-on-demand services in each territory designated by us for all films previously released for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement with respect to which we own or control the requisite rights.

Paramount Distribution Agreement

The following is a summary of the Paramount Distribution Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors in our common stock are encouraged to read the Paramount Distribution Agreement.

Term of Agreement.    The Paramount Distribution Agreement grants Paramount the worldwide right to distribute all of our animated films, including previously released films, completed and available for release through the later of (i) our delivery to Paramount of 13 new animated feature films, and (ii) December 31, 2012, unless, in either case, the agreement is terminated earlier in accordance with its terms. To date, we have delivered a total of seven animated feature films under the agreement. If we or Paramount terminate the Paramount Distribution Agreement, our existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that we have pre-approved.

The distribution rights granted to Paramount generally include (i) domestic and international theatrical exhibition, (ii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iii) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions, and (iv) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing at the time of delivery. We retain all other rights to exploit our films, including domestic and international home entertainment exhibition and video-on-demand exhibition rights (and we have engaged Paramount under the Paramount Fulfillment Services Agreement to render services in connection with our exploitation of these rights on a worldwide basis), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Once Paramount has acquired the license to distribute one of our animated feature films, Paramount generally will have the right to exploit the film in the manner described above for 16 years from such film’s initial general theatrical release.

Distribution Services.    Paramount is responsible for the worldwide distribution in the media mentioned above of all of our animated feature films, but may engage one or more sub-distributors and service providers in those territories and media in which Paramount subdistributes all or substantially all of its motion pictures, subject to our prior written approval. Our grant of distribution rights to Paramount is expressly subject to certain existing subdistribution and license agreements previously entered into by Old DreamWorks Studios. Pursuant to the Paramount Distribution Agreement, we are required to continue to license directly to Old DreamWorks Studios those distribution rights in and to our existing and future animated films, to the extent necessary for Old DreamWorks Studios to comply with such existing subdistribution and license agreements. Upon expiration of Old DreamWorks Studios’ existing agreements, all distribution rights that are subject to such agreements shall be automatically granted to Paramount for the remainder of the term of the Paramount Distribution Agreement.

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

Expenses and Fees.    The Paramount Distribution Agreement provides that we will be solely responsible for all of the costs of developing and producing our animated feature films, including contingent compensation and residual costs. Paramount will be responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, advertising, marketing and publicizing of each film (collectively, the “Distribution Expenses”).

The Paramount Distribution Agreement provides that we and Paramount will mutually agree on the amount of Distribution Expenses to be incurred with respect to the initial theatrical release of each film in the domestic territory and in the majority of the international territories, including all print and advertising costs and media purchases (e.g., expenses paid for print advertising). However, in the event of a disagreement, Paramount’s decisions, based on its good-faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Distribution Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less-restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Distribution Expenses incurred to release our three most recent event films, as measured on a rolling basis, subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Distribution Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

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

Reimbursement Amounts.    Paramount has agreed to pay us an annual cost reimbursement amount during the period that we are delivering new films to Paramount pursuant to the Paramount Distribution Agreement. During the year ended December 31, 2009, the amount of this cost reimbursement paid by Paramount was approximately $8.3 million.

Nickelodeon Television Development.    As part of the Paramount Distribution Agreement, we agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop television properties based on our films and the characters and elements contained in those films. The license to Paramount is expressly conditioned on Nickelodeon continuing to develop and commence production on television programs based on our film properties. We also retain the right to co-produce any television programs and maintain all customary creative approvals over any production using our film properties, including the selection of the film elements to be used as the basis for any television productions. The animated television series, The Penguins of Madagascar, which is based on our Madagascar films, debuted on the Nickelodeon network in March 2009.

Additional Services.    Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide us at minimal cost certain production-related services, including but not limited to film music licensing, archiving of film materials, credits, participations, travel and residual accounting.

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

Term of Agreement and Exclusivity.    Under the Paramount Fulfillment Services Agreement, we have engaged Paramount to render worldwide home video fulfillment services and video-on-demand services for all films previously released for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement with respect to which we own or control the requisite rights at the time of delivery. Once Paramount has been engaged to render fulfillment services for one of our animated feature films, Paramount generally has the right to render such services in the manner described herein for 16 years from such film’s initial general theatrical release.

Fulfillment Services.    Paramount is responsible for preparing marketing and home entertainment distribution plans with respect to our home entertainment releases, as well as arranging necessary third-party services, preparing artwork, making media purchases for product marketing, maintaining secure physical inventory sites and arranging shipping of the home entertainment units.

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

Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement

Each of our films is accounted for under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement on a combined basis for each film. In such regard, all revenues, expenses and fees under the Paramount Agreements for a given film are fully cross-collateralized. If a theatrical feature film does not generate revenue in all media, net of the 8.0% distribution and servicing fee, sufficient for Paramount to recoup its expenses under the Paramount Agreements, Paramount will not be entitled to recoup those costs from proceeds of our other theatrical feature films, and we will not be required to repay Paramount for such amounts.

Licensing

We have entered into a variety of strategic licensing arrangements with a number of consumer products companies and other retailers. Pursuant to our typical arrangements, we grant a single-picture license to use our characters or film elements in connection with a specified merchandise item or category in exchange for a percentage of net sales of the products and, in certain instances, minimum guaranteed payments. We may also enter into other arrangements, such as multi-picture agreements or multi-category license agreements, pursuant to which the licensee receives exclusive merchandising or promotional rights in exchange for royalty payments or guaranteed payments.

In 2008, the Company announced that it had entered into a master license agreement with Tatweer Dubai LLC (“Tatweer”). Under this agreement, the Company would license certain of its characters for use in connection with a planned DreamWorks Animation theme park in Dubai. The agreement also granted Tatweer the right to use the Company’s characters in connection with themed hotels, restaurants and other tourism projects. The Company and Tatweer mutually agreed to terminate this agreement in 2009, although the Company has granted Tatweer a right of first negotiation with respect to theme parks in certain parts of the Middle East for a limited period of time.

Strategic Alliances and Promotions

The success of our projects greatly depends not only on their quality, but also on the degree of consumer awareness that we are able to generate for their theatrical and home entertainment releases. In order to increase consumer awareness, we have developed key strategic alliances as well as numerous promotional partnerships worldwide. In general, these arrangements provide that we license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we generally receive promotional fees in addition to substantial marketing benefits from cross-promotional opportunities, such as inclusion of our characters and movie images in television commercials, on-line, print media and on promotional packaging.

We currently have strategic alliances with McDonald’s, Hewlett-Packard and Intel. We recently entered into a strategic alliance with Samsung related to 3D DVD versions of Monsters vs. Aliens. We believe these relationships are mutually valuable. We benefit because of the substantial consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

How We Develop and Produce our Films

The Animated Filmmaking Process

The filmmaking process starts with an idea. Inspiration for a film comes from many sources—from our in-house staff, from freelance writers or from existing literary works. Successful ideas are generally written up as a treatment (or story description) and then proceed to a screenplay, followed by the storyboarding process and then finally into the production process. Excluding the script and early development phase, the production process, from storyboarding to filming out the final image, for a full-length feature film can take approximately three to four years.

We employ small collaborative teams that are responsible for preparing storylines and ideas for the initial stages of development. These teams, through a system of creative development controls, are responsible for ensuring that ideas follow the best creative path within a desired budget and schedule parameters. The complexity of each project, the background environments, the characters and all of the elements in a project create a very intricate and time-consuming process that differs for each project. The table below depicts, in a very general manner, a timeline for a full-length feature film, and describes the four general and overlapping phases that constitute the process and their components:

The development phase generally consists of story and visual development. The duration of the development phase can vary project by project—from a matter of months to a number of years. In the pre-production phase, the script and story are further developed and refined prior to the majority of the film crew commencing work on the project. The production phase which follows can last up to two years depending on the length of the project (television specials will generally be shorter) and involves the largest number of staff. The Company’s introduction of stereoscopic 3D for its films beginning in 2009 provides the filmmakers with additional variables to review and decide upon during this production phase. Finally, in the post-production phase, the core visuals and dialogue are in place and we add important elements such as sound effects and the music/score.

Our Technology

Our technology plays an important role in the production of our projects. Our focus on user interface and tool development enables our artists to use existing and emerging technologies, allowing us to leverage our artistic talent. In addition, we have strategic relationships with leading technology companies that allow us to benefit from third-party advancements and technology at the early stages of their introduction.

Competition

Our films and other projects compete on a broad level with all forms of entertainment and even other consumer leisure activities. Our primary competition for film audiences comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at the same time as our films. At this level, in addition to competing for box-office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, with respect to the home entertainment and television markets, we compete with other films as well as other forms of entertainment. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees.

Competition for Film Audiences.    Our primary competition comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its domestic box-office performance. Because we currently expect to release only two or three films per year, our objective is to produce so-called “event” films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of other films (especially 3D films) targeting similar audiences. In this regard, we pay particular attention to the expected release dates of other films produced by other animation studios, although we also pay attention to the expected release dates of live-action and other “event” films that are vying for similar broad audience appeal.

Disney/Pixar, Sony Entertainment and Fox Entertainment’s Blue Sky Studios are currently the animation studios that we believe target similar audiences and have comparable animated filmmaking capabilities. In addition, other companies and production studios continue to release animated films, which can affect the market in which our films compete.

Competition in Home Entertainment.    In the home entertainment market, our films and television entertainment compete with not only other theatrical titles or direct-to-video titles and television series titles, but also other forms of home entertainment, such as online or console games. As competition in the home entertainment market increases, consumers are given a greater number of choices for home entertainment products. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Finally, over the past several years, there has been an increase in competition for shelf space given by retailers for any specific title.

Competition for Talent.    Currently, we compete with other animated film and visual effect studios for artists, animators, directors and producers. In addition, we compete for the services of computer programmers and other technical production staff with other animation studios and production companies and, increasingly, with video game producers. In order to recruit and retain talented creative and technical personnel, we have established relationships with the top animation schools and industry trade groups. We have also established in-house digital training and artistic development training programs.

Potential Competition.    Barriers to entry into the animation field have decreased as technology has advanced. While we have developed proprietary software to create animated films, other film studios may not be required to do so, as technological advances have made it possible to purchase third-party software capable of producing high-quality images. Although we have developed proprietary technology, experience and know-how in the animation field (especially with respect to stereoscopic 3D) that we believe provide us with significant advantages over new entrants in the animated film market, there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a animated feature film, which could result in a significant number of new animated films or products. The entrance of additional animation companies into the animated feature film market could adversely impact us by eroding our market share, increasing the competition for animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly animators and technical staff.

Employees

As of December 31, 2009, we employed approximately 1,940 people, many of whom were covered by employment agreements, which generally include non-disclosure agreements. Of that total, approximately two-thirds were directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 260 were primarily engaged in supporting and developing our animation technology, and approximately 385 worked on general corporate and administrative matters, including our licensing and merchandising operations. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 770 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under three industry-wide collective bargaining agreements to which we are a party, namely agreements with Locals 700 and 839 of the International Alliance of Theatrical Stage Employees (“IATSE”), which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild (“SAG”), which generally covers artists such as actors and singers. We believe that our employee and labor relations are good.

Recent Developments

Time Sharing Agreement with NPM Management, LLC

On October 27, 2008, the Company entered into a Time Sharing Agreement for use of an aircraft that is owned by Intellectual Ventures Management, LLC (“IVM”), a company controlled by one of the Company’s directors, Nathan Myhrvold. Under this agreement, if Mr. Myhrvold uses the aircraft to attend Board meetings or other Company functions, the Company pays an hourly rate equal to two times the fuel cost, plus certain enumerated expenses such as landing fees, crew travel costs and catering. On February 18, 2010, the Company amended this agreement to substitute NPM Management LLC, another entity controlled by Mr. Myhrvold, for IVM. Other than the substitution of the contracting entity, the agreement remains unchanged.

The amended Time Sharing Agreement is attached as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Adoption of Executive Bonus Performance Criteria

On February 18, 2010, the Company’s Compensation Committee approved the performance criteria for the cash bonuses for Lewis Coleman, Ann Daly, William Damaschke and Anne Globe for the year ending December 31, 2010. For 2010, these named executive officers will be eligible to receive a bonus under the Company’s 2008 Annual Incentive Plan (the “2008 Plan”) based on the Company’s 2010 return on equity. The target bonus amounts for Mr. Coleman, Ms. Daly, Mr. Damaschke and Ms. Globe are $1,000,000, $750,000, $400,000 and $350,000, respectively, and the maximum bonus amounts are $2,000,000, $1,500,000, $800,000 and $650,000, respectively. Actual bonuses payable for 2010, if any, will vary depending on the extent to which performance meets, exceeds or falls short of the established performance goals for the year. In addition, the Compensation Committee retains negative discretion to decrease the bonuses that would be payable to these named executive officers regardless of the Company’s performance in 2010.

Appointment of Heather O’Connor as Chief Accounting Officer

On February 18, 2010, the Board of Directors of DreamWorks Animation SKG, Inc. (the “Company”) elected Heather O’Connor as the Company’s Chief Accounting Officer effective February 27, 2010.

Ms. O’Connor, age 39, has served as our Head of SEC Reporting and Accounting Technical Research since January 2006. Prior to the Company, Ms O’Connor filled a variety of roles with increasing levels of responsibility within the Accounting and Financial Planning and Analysis areas at the Company’s predecessor, DreamWorks L.L.C. (“Old DreamWorks”). As the Assistant Controller of Old DreamWorks, Ms. O’Connor was heavily involved in the sale of that company to Paramount and the Separation. Prior to joining Old DreamWorks, Ms. O’Connor worked as an audit senior at Arthur Andersen, LLP. In addition, Ms. O’Connor currently serves as the Treasurer for the non-profit theater company, Needtheater. Ms. O’Connor received a Bachelor of Science in Accountancy from the University of Illinois, Urbana-Champaign, and is a certified public accountant (inactive) in California.

Ms. O’Connor has entered into an employment agreement with the Company, effective February 27, 2010 (the “Employment Agreement”).

Term and Salary. The Employment Agreement provides for a term extending until February 27, 2012, although the Company may at its option extend the term until February 27, 2014. Ms.

O’Connor’s annual base salary will be $250,000, increasing to $275,000 if the Company elects to extend the term until February 27, 2014.

Annual Incentive Awards. Subject in all instances to the discretion of the Compensation Committee, Ms. O’Connor will be eligible to receive an annual cash incentive award with a target value of $100,000. The actual incentive award received will depend on the Company’s performance.

Long-Term Equity Incentive Awards. Ms. O’Connor will be eligible, subject to annual approval by the Compensation Committee, to receive annual equity incentive awards of restricted stock and stock options (or such other form of equity-based compensation as the Compensation Committee may determine) with a grant-date value targeted at $180,000.

In addition to the compensation described above, Ms. O’Connor is eligible for certain other benefits (such as reimbursement of business expenses).

Termination Events. The Employment Agreement provides that the Company may terminate Ms. O’Connor’s employment during the employment period with or without cause (as defined in the Employment Agreement) and Ms. O’Connor may terminate her employment for good reason (as defined in the Employment Agreement).

If the Company terminates Ms. O’Connor’s employment other than for cause, incapacity or death, or Ms. O’Connor terminates her employment for good reason, the Company will generally continue her base salary and benefits until expiration of the term of the Employment Agreement. Ms. O’Connor will also receive an annual cash amount equal to the average annual bonuses that have been paid to her during the term of the Employment Agreement. Moreover, all equity-based compensation held by Ms. O’Connor will generally accelerate vesting (with respect to grants having performance-based vesting criteria, on the basis that any mid-range or target goals have been achieved) and remain exercisable for the remainder of the term of the grant. In addition, if Ms. O’Connor’s employment is involuntarily terminated or she terminates her employment for good reason within 12 months following a change of control (as defined in the Employment Agreement), the Employment Agreement provides that the annual cash amounts described above will continue for the greater of (i) the remaining term of the Employment Agreement or (ii) two years.

In the event that Ms. O’Connor dies or becomes disabled during the term, the Employment Agreement provides for the receipt of continued salary (in the case of disability, at a rate equal to 50% of Ms. O’Connor’s base salary) and other benefits for a specified term. The Employment Agreement also provides that Ms. O’Connor will be entitled to receive or exercise a percentage of each equity award determined based on the length of time she was employed prior to death or disability (in the case of awards having performance-based vesting criteria, subject to attainment of the applicable performance goals) and Ms. O’Connor will receive credit for the shorter of (A) an additional year of service or (B) 50% of the remaining term of the Employment Agreement. The exercisable portion of any equity award will remain exercisable for the remaining term of the grant.

If Ms. O’Connor’s employment is terminated by the Company for cause, she will not be entitled to any equity-based compensation that has not already vested, although she will be entitled to payment for any unpaid base salary and any additional non-contingent cash compensation earned prior to termination.

Change of control. In the event of a change of control, all unvested equity-based compensation held by Ms. O’Connor will remain unvested and continue to vest in accordance with its terms. However, unless outstanding awards are assumed or substituted for with new awards covering stock of a successor corporation in the event of a change of control, all such equity-based compensation will accelerate vesting (with respect to grants having performance-based vesting criteria, on the basis that any mid-range or target goals have been achieved) immediately prior to the change of control. In the event that, during the 12-month period following a change of control, Ms. O’Connor’s employment is terminated by the Company other than for cause or by her for good reason, all equity-based compensation held by Ms. O’Connor will accelerate vesting (with respect to grants having performance-based vesting criteria, on the basis that any mid-range or target goals have been achieved) and remain exercisable for the remainder of the term of the grant.

Miscellaneous. The Company has agreed to indemnify Ms. O’Connor to the fullest extent permitted by law against any claims or losses arising in connection with her service to the Company or any affiliate. In addition, the Company will indemnify Ms. O’Connor, on a fully grossed-up basis, for any tax imposed by Section 4999 of the Code on “excess parachute payments” (as defined in Section 280G of the Code) in connection with certain changes in control; provided, however, that if the “excess parachute payments” are no more than 10% greater than the amount that could be paid without causing tax liability under Section 4999, then the payments to Ms. O’Connor will be reduced such that no tax liability is incurred. If any two of the Company’s Chief Executive Officer, President and Chief Operating Officer are no longer entitled to similar indemnification for such tax liability under Section 4999, then Ms. O’Connor shall no longer be entitled to such indemnification. If any payment due to Ms. O’Connor is subject to a six-month delay pursuant to Section 409A of the Code, the Company will pay interest on such delayed payments. Ms. O’Connor has agreed to non-solicitation and confidentiality provisions in the Employment Agreement.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the Employment Agreement, which is attached as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Prior to the execution of the Employment Agreement, the Company and Ms. O’Connor were parties to a previous employment agreement (the “Prior Agreement”). The Prior Agreement is being terminated in connection with the execution of the Employment Agreement.

Other than pursuant to the Employment Agreement and the Prior Agreement, there are no transactions between the Company and Ms. O’Connor that are reportable under Item 404(a) of Regulation S-K. No “family relationship,” as that term is defined in Item 401(d) of Regulation S-K, exists among Ms. O’Connor and any director, nominee for election as a director or executive officer of the Company. Other than the Employment Agreement, there were no new plans, contracts or arrangements or any amendments to any plans, contracts or arrangements entered into with Ms. O’Connor in connection with her appointment as Chief Accounting Officer, nor were there any grants or awards made to Ms. O’Connor in connection therewith.

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

Our common stock is currently listed on the Nasdaq under the symbol “DWA.” We maintain an Internet site at http://www.DreamworksAnimation.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with, or furnishing them to, the SEC. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website’s investor relations page, our code of ethics. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC.

Item 1A.	Risk Factors

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others acting on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition or operating results.

Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and, therefore, inherently risky.

We cannot predict the economic success of any of our motion pictures because the revenue derived from the distribution of a motion picture (which does not necessarily bear any correlation to the production or distribution costs incurred) depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a motion picture also depends upon the public’s acceptance of competing films, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Furthermore, part of the appeal of CG animated films such as ours may be due to their relatively recent introduction to the market. We cannot assure you that the introduction of new animated filmmaking techniques, an increase in the number of CG animated films or the resurgence in popularity of older animated filmmaking techniques will not adversely affect the popularity of CG animated films.

In general, the economic success of a motion picture is dependent on its domestic theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any net revenues for such film from Paramount. In the past, some of our films have not recovered their production costs, after recoupment of marketing, fulfillment services and distribution costs, in an acceptable timeframe or at all.

Our business is currently substantially dependent upon the success of a limited number of film releases each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results.

Historically our business plan has been to release two animated feature films per year. In 2009, we announced that, beginning in 2010, we expect to release five animated feature films every two years. The unexpected delay in release or commercial failure of just one of these films could have a significant adverse impact on our results of operations in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In addition, we can make no assurances that home entertainment wholesale prices can be maintained at current levels due to marketplace or other factors. In 2005, the home entertainment performance of our films was adversely affected by changes in the home entertainment market. In addition, since that time there has been a general decline in both the number of DVD units sold and the profitability of such DVD units.

We cannot predict the effect that rapid technological change, emerging distribution channels or alternative forms of entertainment may have on us or the motion picture industry.

The entertainment industry in general, and the motion picture industry in particular, continue to undergo significant changes, due, in part, to technological developments. Due to rapid growth of technology and shifting consumer tastes, we cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the potential revenue from and profitability of our animated feature films. In addition, certain outlets for the distribution of motion pictures may not continue to have the public acceptance that they currently have. For example, the availability of high-quality home entertainment systems may reduce the public’s desire to see motion pictures in the theaters. In addition, we cannot assure you that consumers will continue to use the DVD format for their home entertainment or whether other developing distribution channels, such as video-on-demand or Internet distribution, will be accepted by the public. Currently, a significant portion of our results of operations are due to DVD sales. During 2009, three retailers, Wal-Mart, Target and Best Buy, accounted for approximately 60% of the Company’s domestic DVD sales. If these and other retailers’ support of the DVD format decreases, the Company’s results of operations could be materially adversely affected. In addition, if other distribution channels (such as Internet delivery of films) are accepted by the public, we cannot assure you that we will be successful in exploiting such channels. Moreover, to the extent that other distribution channels gain popular acceptance, it is possible that demand for existing distribution channels, such as DVDs, will decrease. If we are unable to successfully exploit new distribution channels or if they prove to be less profitable than existing channels, our business, results of operations or financial condition could be materially adversely affected.

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

We currently operate principally in one business, the production of animated family entertainment, and our lack of a diversified business could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we currently depend primarily on the success of our feature films and other properties. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. We, on the other hand, currently derive substantially all of our revenue from a single source—our animated family entertainment—and our lack of a diversified business model could adversely affect us if our feature films or other properties fail to perform to our expectations.

The Company has recently developed and is currently in the process of developing a number of projects that are not feature films, which will involve upfront and ongoing expenses and may not ultimately be successful.

The Company has recently produced and is currently developing a number of projects that are not feature films as part of the Company’s plan of diversifying its revenue sources. These projects include a Broadway musical and touring show, animated television specials and series and online virtual worlds. These projects require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company’s management resources. While the Company currently believes that it has adequate sources of capital to fund these development and operating expenditures, there can be no assurances, especially in the current credit markets, that such resources will be available to the Company. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we can not provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful.

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

The production and marketing of animated feature films and other properties is capital-intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements.

The costs to develop, produce and market a film are substantial. In 2009, for example, we spent approximately $290 million to fund production costs (excluding capitalized interest and overhead expense) and to make contingent compensation and residual payments. For the year ending December 31, 2010, we expect our commitments to fund production costs (excluding capitalized interest and overhead expense) and to make contingent compensation and residual payments (on films released to date) will be approximately $467.5 million. Although we retain the right to exploit each of the films that we have previously released, the size of our film library is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our $125 million revolving credit facility. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

The costs of producing and marketing our feature films have steadily increased and may increase in the future (in part, as a result of our plans to produce films in stereoscopic 3D), which may make it more difficult for a film to generate a profit or compete against other films.

The production and marketing of theatrical feature films require substantial capital and the costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a rate faster than increases in either domestic admission to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent for revenue from other media, such as home entertainment, television, international markets and new media.

We released our first 3D film, Monsters vs. Aliens in 2009. We expect that all of our future films will also be released in stereoscopic 3D. The Company has implemented a number of changes to its production processes in order to produce stereoscopic 3D films. These changes have increased the costs of producing our films, which may make it more difficult for a film to generate a profit. There are currently a limited number of movie theaters that are capable of screening films in stereoscopic 3D. Additionally, other entertainment companies are planning to release films in stereoscopic 3D, which has increased the competition for 3D screens. While the number of 3D-capable movie theaters has increased and we believe will continue to increase over time, the costs to theater owners of purchasing 3D screening equipment may slow this increase, especially if theater owners are concerned about the availability of sufficient 3D titles to justify the expense. While we believe that consumers will find the 3D movie experience to be at least as enjoyable as the current two-dimensional experience, there can be no assurances about ultimate audience acceptance of the format. There can also be no assurances that a sufficient number of consumers will be willing to pay higher ticket prices for stereoscopic 3D films, which may make it more difficult for us to recover the higher production costs.

We compete for audiences based on a number of factors, many of which are beyond our control.

The number of animated and live-action feature films released by competitors, particularly the major U.S. motion picture studios, may create an oversupply of product in the market and may make it more difficult for our films to succeed. In particular, we compete directly against other animated films and family-oriented live-action films. Oversupply of such products (especially of high-profile “event” films such as ours) may become most pronounced during peak release times, such as school holidays, national holidays and the summer release season, when theater attendance has traditionally been highest. Although we seek to release our films during peak release times, we cannot guarantee that we will be able to release all of our films during those times and, therefore, may miss potentially higher gross box-office receipts. In addition, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. If our competitors were to increase the number of films available for distribution and the number of exhibition screens (especially screens capable of showing 3D films) remained unchanged, it could be more difficult for us to release our films during optimal release periods.

Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.

Beginning in 2008, the global economy began experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. Any decline in economic conditions may reduce the performance of our theatrical and home entertainment releases and purchases of our licensed consumer products, thereby reducing our revenues and earnings. We may also experience increased returns by the retailers that purchase our home entertainment releases. Further, bankruptcies or similar events by retailers, theater chains, television networks, other participants in our distribution chain or other sources of revenue may cause us to incur bad debt expense at levels higher than historically experienced or otherwise cause our revenues to decrease. In periods of generally increasing prices, or of increased price levels in a particular sector such as the energy sector, we may experience a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

The seasonality of our businesses could exacerbate negative impacts on our operations.

Our business is normally subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in our consumer products business are influenced by both seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in the fiscal quarter of a film’s theatrical release. Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of our theatrical or home entertainment releases), the effect could have a disproportionate effect on our results for the year.

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

Our scheduled releases of animated feature films and other projects may place a significant strain on our resources.

We have established multiple creative and production teams so that we can simultaneously produce more than one animated feature film. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our entertainment projects. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our projects will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

We are dependent on Paramount for the distribution and marketing of our feature films and related products.

In January 2006, we entered into the Paramount Agreements, pursuant to which Paramount and certain of its affiliates are responsible for the worldwide distribution and servicing of all of our films in substantially all audio-visual media. If Paramount fails to perform under either of the Paramount Agreements, it could have a material adverse effect on our business reputation, operating results or financial condition. In addition, our grant of distribution and servicing rights to Paramount is expressly subject to certain existing sub-distribution, servicing and license agreements previously entered into by Old DreamWorks Studios. Pursuant to the Paramount Agreements, we will continue to license to Old DreamWorks Studios those distribution and servicing rights in and to existing and future films, to the extent necessary for Old DreamWorks Studios to comply with such existing sub-distribution, servicing and license agreements, including the existing sub-distribution, servicing and licensing agreements that Old DreamWorks Studios has entered into with other third-party distributors and service providers. Upon expiration of our existing agreements, all distribution and servicing rights that are subject to such agreements will be automatically granted to Paramount for the remainder of the term of the Paramount Agreements. We cannot assure you that, upon expiration of such agreements, Paramount will be able to replace such sub-distribution, servicing and license agreements on terms as favorable as Old DreamWorks Studios’ existing sub-distribution, servicing and license agreements. For a description of the terms of the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement, see “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films.”

Although the Paramount Agreements obligate Paramount to distribute and service our films, Paramount is able to terminate the agreements upon the occurrence of certain events of default, including a failure by us to deliver to Paramount a minimum number of films over specified time periods. We are also able to terminate the agreements upon the occurrence of certain events of default. If Paramount fails to perform under the Paramount Agreements or the agreements are terminated, we may have difficulty finding a replacement distributor and service provider, in part because our films could continue to be subject to the terms of the existing sub-distribution, servicing and licensing agreements that Old DreamWorks Studios, Paramount or both have entered into with third-party distributors and service providers that we have approved. We cannot assure you that, as a result of existing agreements or for other reasons, we will be able to find a replacement distributor or service provider on terms as favorable as those in the Paramount Agreements.

Furthermore, in the event that the Paramount Agreements were terminated, depending on the arrangement that we negotiated with a replacement distributor or fulfillment services provider, we could be required to directly incur distribution, servicing and marketing expenses related to our films, which under the Paramount Agreements are incurred by Paramount. Because we would expense those costs as incurred, significant fluctuations in our operating results could result.

Paramount provides us with certain services, which, if terminated, may increase our costs in future periods.

Under the terms of the Paramount Distribution Agreement, Paramount and certain of its affiliates have agreed to provide us with a variety of services, including music licensing, music and creative, music business affairs, archiving of film materials, casting, the calculation and administration of residuals and contingent compensation for our motion pictures, and compiling, preparing and checking credits to be accorded on our films and working and complying with MPAA rules and regulations (including obtaining the MPAA rating for all of our motion pictures). Paramount has the right to terminate a service Paramount is providing under the Paramount Distribution Agreement if we are in breach of a material provision related to such service. If any of the services provided to us by Paramount is terminated, we will be required to either enter into a new agreement with Paramount or another services provider or assume the responsibility for these functions ourselves. If we were to enter into a new agreement with Paramount regarding any such terminated services, hire a new services provider or assume such services ourselves, the economic terms of the new arrangement may be less favorable than our current arrangement with Paramount, which may adversely affect our business, financial condition or results of operations.

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

Unauthorized copying and piracy are prevalent in various parts of the world, including in countries where we may have difficulty enforcing our intellectual property rights. Motion picture piracy is made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures. The introduction of stereoscopic 3D technology in films may temporarily make piracy more difficult during a film’s initial theatrical release; however, it will not likely affect other methods of obtaining unauthorized copies. The increased consumer acceptance of entertainment content delivered electronically and consumer acquisition of the hardware and software for facilitating electronic delivery may also lead to greater public acceptance of unauthorized content. The proliferation of unauthorized copies and piracy of these products has an adverse affect on our business because these products reduce the revenue we receive from our legitimate products. Under our agreements with Paramount, Paramount is substantially responsible for enforcing our intellectual property rights with respect to all of our films subject to the Paramount Agreements and is required to maintain security and anti-piracy measures consistent with the highest levels it maintains for its own motion pictures in each territory in the world. Other than the remedies we have in the Paramount Agreements, we have no way of requiring Paramount to take any anti-piracy actions, and Paramount’s failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

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

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective as of December 31, 2010 (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We could be adversely affected by strikes and other union activity.

A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Along with the major U.S. film studios, we employ members of IATSE on many of our productions. We are currently subject to collective bargaining agreements with IATSE, the Local 839 of IATSE (the Animation Guild and Affiliated Optical Electronic and Graphic Arts), the Local 700 of IATSE (the Motion Picture Editors Guild) and SAG. In 2009, as a result of our development of an online virtual world, we became a signatory to a collective bargain agreement with AFTRA. We may also become subject to additional collective bargaining agreements. Such a halt or delay, depending on the length of time involved, could cause a delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate. In addition, strikes by unions with which we do not have a collective bargaining agreement (such as the 2008 strike by the Writers Guild of America) can have adverse effects on the entertainment industry in general and, thus, indirectly on us.

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

From time to time, we may enter into discussions regarding acquisition opportunities, both in connection with our traditional animation business or new types of businesses. To the extent that we consummate acquisitions, there can be no assurance that such acquisitions will be successfully integrated by us or that such acquisitions will not adversely affect our results of operations, cash flows or financial condition. Moreover, there can be no assurance that we will be able to identify acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any discussions will result in an acquisition. Any such acquisitions may require significant additional capital resources and there can be no assurance that we will have access to adequate capital resources to effect such future acquisitions.

A variety of uncontrollable events may reduce demand for our entertainment products or otherwise adversely affect our business.

Demand for our products and services are highly dependent on the general environment for entertainment and other leisure activities. The environment for these activities can be significantly adversely affected in the United States or worldwide as a result of variety of factors beyond our control, including terrorist activities, military actions, adverse weather conditions or natural disasters or health concerns. For example, the terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. Such disruption in the future could have a material adverse effect on our business and results of operations. Similarly, an outbreak of a particular infectious disease could negatively affect the public’s willingness to see our films in theatres. Finally, the ongoing effects of global climate change could adversely affect our business. Various proposals have been discussed at the federal and state level to limit the carbon emissions of business enterprises, which if enacted could result in an increase in our costs of operations. The effects of climate change could also have unpredictable effects on consumer movie attendance patterns.

To be successful, we must continue to attract and retain qualified personnel and our inability to do so would adversely affect the quality of our films.

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. Competition for the caliber of talent required to make our films, particularly for our film directors, producers, writers, animators, creative and technology personnel, will continue to intensify as other studios, some with substantially larger financial resources than ours, build their in-house animation or special-effects capabilities. The entrance of additional film studios into the animated film industry or the increased production capacity of existing film studios will increase the demand for the limited number of talented CG animators and programmers. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such qualified personnel in the future. If we are unable to hire and retain qualified personnel in the future, particularly film directors, producers, animators, creative personnel and technical directors, there could be a material adverse effect on our business, operating results or financial condition.

We depend on technology and computer systems for the timely and successful development of our animated feature films and related products.

Because we are dependent upon a large number of software applications and hardware for the development and production of our animated feature films and other projects, an error or defect in the software, a failure in the hardware, a failure of our backup facilities or a delay in delivery of products and services could result in significantly increased production costs for a project. Moreover, if a software or hardware problem is significant enough, it could result in delays in one or more productions, which in turn could result in potentially significant delays in the release dates of our feature films or affect our ability to complete the production of a feature film or other project. Significant delays in production and significant delays in release dates, as well as the failure to complete a production, could have a material adverse effect on our results of operations. In addition, we must ensure that our production environment integrates the latest animation tools and techniques developed in the industry so that our projects remain competitive. To accomplish this, we can either develop these capabilities by upgrading our proprietary software, which can result in substantial research and development costs, or we can seek to purchase third-party licenses, which can also result in significant expenditures. In the event we seek to develop these capabilities internally, there is no guarantee that we will be successful in doing so. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all.

Our revenue may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technology.

We depend on our proprietary technology to develop and produce our animated feature films and other projects. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. From time to time, we may have patent applications pending in the United States or other countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, to produce our projects we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films and other projects remain competitive. Such costs could have a material adverse affect on our business, financial condition or results of operations.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, could effectively prevent us from using important technology and could have a material adverse effect on our business, financial condition or results of operations.

Third-party technology licenses may not continue to be available to us in the future.

In addition to our proprietary technology, we also rely on certain technology that we license from third-parties, including software that we use with our proprietary software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms or at all or that the technologies licenses will not result in intellectual property infringement claims by third parties. The loss of or inability to maintain any of these technology licenses could result in delays in project releases until equivalent technology could be identified, licensed and integrated to complete a given project. Any such delays or failures in project releases could materially adversely affect our business, financial condition or results of operations.

Others may assert intellectual property infringement claims against us.

One of the risks of the CG animated film production business is the possibility of claims that our projects and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their technology, software, previously developed films, stories, characters, copyrights, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or misappropriation claims (or claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

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

Jeffrey Katzenberg, David Geffen and entities controlled by them own 100% of our Class B common stock, representing approximately 13% of our common equity and approximately 70% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg and David Geffen or entities controlled by them generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock may make us a less attractive takeover target.

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

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of Paul Allen, who was previously a director and significant stockholder. As a result of certain transactions that entities controlled by Paul Allen engaged in, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the years ended December 31, 2008 and 2009, we made payments totaling $37.6 million and $28.5 million, respectively, to Mr. Allen’s affiliate. As of December 31, 2009, we have recorded a liability of $67.5 million to Mr. Allen’s affiliate. As a result, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 9 to our audited consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes.”

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Internal Revenue Service is currently auditing our tax returns for the years ended December 31, 2007 and 2008. Our California state tax returns for the period October 27, 2004 through December 31, 2004 and for the years ended December 31, 2005, 2006 and 2007 are currently under examination by the California Franchise Tax Board. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year and that remain unresolved.

Item 2.	Properties

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus houses a majority of our employees. In 2008, we began a long-term construction project to expand the size of our headquarters to approximately 500,000 square feet. We expect this project to be completed during the quarter ended June 30, 2010.

In addition to the Glendale animation campus, in February 2008 we entered into a three-year lease for approximately 47,000 square feet of additional office space in Glendale, California. We have exercised our early-termination right under the lease agreement and will be vacating this space during the summer of 2010.

Redwood City Facility

In 2002, we entered into a 10-year lease agreement for our approximately 100,000 square feet of office space in Redwood City, California. In September 2009, we entered into a three-year lease agreement for an additional 15,000 square feet of office space in Redwood City.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2009.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	59	Chief Executive Officer and Director
Lewis Coleman	68	President, Chief Financial Officer and Director
Ann Daly	53	Chief Operating Officer
Andrew Chang	44	General Counsel and Secretary
Anne Globe	47	Head of Worldwide Marketing and Consumer Products
William Damaschke	46	Co-President of Production and President of Live Theatrical
John Batter	46	Co-President of Production
Philip M. Cross	64	Chief Accounting Officer
Rich Sullivan	37	Head of Corporate Finance
Daniel Satterthwaite	41	Head of Human Resources
Heather O’Connor	39	Chief Accounting Officer (effective as of February 27, 2010)

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

Lewis Coleman—President, Chief Financial Officer and Director. Mr. Coleman has served as our President since December 2005, our Chief Financial Officer since February 2007 and a member of our Board of Directors since December 2006. He served as our Chief Accounting Officer from May 2007 until September 2007. He also previously served as a member of our Board of Directors from October 2004 until his resignation from our Board of Directors in December 2005 to assume his new role as President. Previously, he was the president of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004. Prior to that, Mr. Coleman was employed by Banc of America Securities, formerly known as Montgomery Securities, where he was a senior managing director from 1995 to 1998 and chairman from 1998 to 2000. Before he joined Montgomery Securities, Mr. Coleman spent 10 years at the Bank of America and Bank of America Corporation where he was head of capital markets, head of the world banking group, and vice chairman of the board and chief financial officer. He spent the previous 13 years at Wells Fargo Bank, where his positions included head of international banking, chief personnel officer and chairman of the credit policy committee. He serves as the Chairman of the Board of Northrop Grumman Corporation. Previously, Mr. Coleman served on the boards of directors of Regal Entertainment Group (until December 2005) and Chiron Corporation (until April 2006).

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

Andrew Chang—General Counsel and Corporate Secretary. Mr. Chang has served as our General Counsel and Corporate Secretary since January 2010. Mr. Chang joined Old DreamWorks in 2002 as Head of Litigation and Head of Legal and Business Affairs for DreamWorks Distribution. He served as our Head of Litigation and Technology Law from 2004 until 2010. Prior to joining Old DreamWorks, Mr. Chang was Vice President of Legal with Metro-Goldwyn-Mayer Studios Inc. Prior to joining MGM, Mr. Chang was an associate with Gibson, Dunn & Crutcher LLP. Mr. Chang received a J.D. from Georgetown University Law Center and an A.B. in Politics from Princeton University.

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

Philip M. Cross—Chief Accounting Officer. Mr. Cross has served as our Chief Accounting Officer since September 2007. From June 2006 until joining the Company, Mr. Cross served as an independent consultant, including to the Company. From 1980 until his retirement in June 2006, he was a partner with PricewaterhouseCoopers LLP (and its predecessor entities), most recently serving as a senior partner in that firm’s Technology, Information, Communications and Entertainment practice. Mr. Cross is a certified public accountant (inactive) and a member of the American Institute of Certified Public Accountants. Mr. Cross has over 35 years experience in film and entertainment accounting. Mr. Cross previously was a member of the Institute of Chartered Accountants of England and Wales, and also was on the Board of Directors of the American Cinematheque and a financial advisor to the British American Film and Television Academy of Los Angeles. In December 2009, the Company announced that Mr. Cross will be stepping down from his position as Chief Accounting Officer as of February 26, 2010.

Rich Sullivan—Head of Corporate Finance. Mr. Sullivan has served as our Head of Corporate Finance since October 2008. He previously held the position of Head of Investor Relations since joining the Company in 2005. During his term at the Company, Mr. Sullivan has been directly involved with treasury, corporate communications, corporate development and strategic planning. Prior to joining the Company, Mr. Sullivan served as Vice President of Investor Relations for AT&T Corp. from 2002 until 2005, during which time he was also a member of AT&T’s Financial

Leadership Team. Prior to his role in Investor Relations, Mr. Sullivan played a role on AT&T’s mergers and acquisitions team, as well as in AT&T’s Business Services and Solutions organization. Prior to joining AT&T, Mr. Sullivan worked for Deutsche Bank Securities as a member of its mergers and acquisitions investment banking group, focusing on telecommunications. Mr. Sullivan holds a bachelor’s degree in Economics from Hamilton College and an MBA from Columbia University.

Daniel Satterthwaite—Head of Human Resources. Mr. Satterthwaite has served as our Head of Human Resources since joining the Company in September 2007. Prior to joining the Company, Mr. Satterthwaite was with Blockbuster Inc. from 1993. At Blockbuster, Mr. Satterthwaite served in a variety of positions of increasing responsibility, most recently as Senior Vice President of Worldwide Human Resources.

Heather O’Connor—Chief Accounting Officer (effective as of February 27, 2010). Ms. O’Connor has served as our Head of SEC Reporting and Accounting Technical Research since January 2006. Prior to DreamWorks Animation, Ms O’Connor filled a variety of roles with increasing levels of responsibility within the Accounting and Financial Planning and Analysis areas at Old DreamWorks. As the Assistant Controller of Old DreamWorks, Ms. O’Connor was heavily involved in the sale of that company to Paramount and the Separation. Prior to joining Old DreamWorks, Ms. O’Connor worked as an audit senior at Arthur Andersen, LLP. In addition, Ms. O’Connor currently serves as the Treasurer for the non-profit theater company, Needtheater. Ms. O’Connor received a Bachelor of Science in Accountancy from the University of Illinois, Urbana-Champaign, and is a certified public accountant (inactive) in California.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Class A Common Stock

Our Class A common stock is currently listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “DWA”. Prior to February 26, 2009, our Class A common stock was listed on the New York Stock Exchange (“NYSE”). The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock on the NASDAQ (for dates on or after February 26, 2009) and the NYSE (for dates prior to February 26, 2009):

Year Ended December 31, 2008	High	Low
First Quarter	$26.55	$21.87
Second Quarter	$31.88	$25.74
Third Quarter	$32.57	$28.53
Fourth Quarter	$31.51	$20.57

Year Ended December 31, 2009	High	Low
First Quarter	$26.18	$17.62
Second Quarter	$29.54	$18.37
Third Quarter	$36.82	$26.16
Fourth Quarter	$40.53	$31.90

On February 19, 2010, the last quoted price per share of our Class A common stock on the NASDAQ was $40.73. As of February 19, 2010, there were approximately 14,972 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 29, 2010, there were five stockholders of record of our Class B common stock.

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

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2009.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
October 1-October 31, 2009	—	$—	—	$150,000,000
November 1-November 30, 2009	—	$—	—	$150,000,000
December 1-December 31, 2009	—	$—	—	$150,000,000

Total	—	$—	—

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)	In April 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009 with respect to shares of our Class A common stock that may be issued under our 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) and 2008 Omnibus Incentive Compensation Plan (the “2008 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	7,831,447	$28.30	3,078,084
Equity compensation plans not approved by securityholders	—	—	—

Total	7,831,447	$28.30	3,078,084

The 2008 Plan was approved by the Company’s stockholders and became effective in May 2008, after which time no new equity awards may be made under the 2004 Plan. The 2008 Plan provides that any shares with respect to awards under the 2004 Plan that are forfeited or cancelled after the effective date of the 2008 Plan will thereafter become eligible for issuance under the 2008 Plan.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on December 31, 2004 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return against the NYSE Composite Index, NASDAQ Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning December 31, 2004 through December 31, 2009. The graph includes two broad-based market indices, the NYSE Composite Index and the NASDAQ Composite Index, because during 2009 the Company’s Class A common stock was transferred from the NYSE to the Nasdaq Global Select Market. In previous year’s Annual Reports on Form 10-K, the graph included solely the NYSE Composite Index. No cash dividends have been declared on DreamWorks Animation’s Class A Common Stock since the IPO. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of DreamWorks Animation’s Class A Common Stock.

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

	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Dreamworks Animation SKG, Inc.	100.00	65.48	78.62	68.09	67.34	106.50
NYSE Composite Index	100.00	109.36	131.74	143.42	87.12	111.76
NASDAQ Composite Index	100.00	101.41	114.05	123.94	73.43	105.89
S&P Movies & Entertainment Index	100.00	88.32	113.28	102.48	59.57	87.95

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

The historical selected financial information presented below may not be indicative of our future performance. The historical selected financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

	(In thousands, except per share data) Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Income
Revenues	$725,179	$650,052	$767,178	$394,842	$462,316
Operating income (loss)	193,296	171,827	291,314	(1,118)	114,875
Net income	151,035	142,498	218,364	15,125	104,585
Basic net income per share(1)	$1.75	$1.59	$2.18	$0.15	$1.01
Diluted net income per share(2) (3)	$1.73	$1.57	$2.17	$0.15	$1.01

Balance Sheets
Total cash and cash equivalents	$231,245	$262,644	$292,489	$506,304	$403,796
Total assets	1,394,597	1,306,058	1,327,784	1,280,469	1,313,176
Total borrowings(4)	—	70,059	70,059	119,950	194,531
Total stockholders’ equity	1,152,590	1,017,352	1,018,575	1,033,268	946,170

(1)	The basic per share amounts for each year are calculated using the weighted average number of shares of common stock outstanding for each year.
(2)	The diluted per share amounts include dilutive common stock equivalents, using the treasury stock method.
(3)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, shares of restricted common stock and equity awards subject to performance or market conditions excluded from the computation of diluted net income per share because they were anti-dilutive.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Options to purchase shares of common stock and stock appreciations rights	5,124	4,558	2,748	2,108	2,857
Equity awards subject to performance or market conditions	2,187	257	1,849	1,780	1,711

Total	7,311	4,815	4,597	3,888	4,568

In addition, as a result of the acquisition of Old DreamWorks Studios by Viacom, on January 31, 2006, approximately 300,000 unvested shares of restricted stock and 597,000 unvested options to purchase shares of the Company’s Class A common stock, which represented the unvested portions of equity awards granted to certain employees of Old DreamWorks Studios under the 2004 Plan as of such date, were forfeited and cancelled, respectively. In addition, approximately 531,000 vested options to purchase shares of the Company’s Class A common stock held by certain employees of Old DreamWorks Studios were also cancelled in connection with this acquisition.

(4)

Total borrowings include obligations under capital leases, bank borrowings and other debt, Universal Studios advance and debt allocated by Old DreamWorks Studios. As of December 31, 2009, all of these items had been repaid in accordance with the respective terms of the various agreements.

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

Our Business and Distribution and Servicing Arrangements

Our business is currently primarily devoted to developing and producing animated feature films. Our films are distributed in the worldwide theatrical, home entertainment and television markets by Paramount pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1. “Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films” of this Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to expand our business of creating high-quality entertainment through the development and production of non-theatrical special content such as television specials and series, live theatrical stage performances and an online virtual world games based on our films.

Our Revenues and Costs

Sources of Revenues

Feature Films

Our feature films are currently the source of a significant percentage of our revenues. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue for one of our feature films to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, the Company’s reported revenues in any period are often a result of gross revenues generated in one or several territories being offset by the gross costs of both related and unrelated territories.

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

Theatrical and Home Entertainment

Our films are distributed in the worldwide theatrical and home entertainment markets by Paramount. Prior to January 1, 2009, Paramount reported our international theatrical results on a 30-day lag; we eliminated this 30-day lag effective January 1, 2009. This change in reporting did not have a material impact on our consolidated financial statements for the year ended December 31, 2009. International home entertainment results continue to be reported on a 30-day lag.

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

The initial release in the domestic and international home entertainment markets typically occurs three to six months following the film’s theatrical release. Accordingly, a film theatrically released during the spring or summer is typically released into the home entertainment market during the holiday season of that same year, and a film theatrically released in the fall or winter is typically released into the home entertainment market in the winter or early spring of the following year. International home entertainment releases are handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market factors. Over the past couple of years, the home entertainment market has contributed less to the overall revenue for our more recent films than in the past due to a maturing market and increased competition.

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

The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributor and various television licensees. Typically the majority of the license fee for domestic pay television is recognized by our distributor 12 months after the film has been released in the domestic theatrical market. The license fee for the domestic network television market is typically recognized by our distributor two and a half years after the domestic theatrical release of the film. Internationally, the majority of television rights are governed by output agreements on a country-by-country basis. While every film is different, we expect that under our distributor’s current international television deals, the license fees generated in the international pay television market will typically begin to be recognized by our distributor approximately 14 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. In both the international pay and free television markets, revenue is typically recognized by our distributor over several quarters as our films become available for airing in each country around the world. We currently believe that, under existing market conditions, we could not enter into new television licensing agreements on terms as favorable as those obtained in the past.

Licensing/Merchandising and Television Specials

We generate royalty-based revenues from the licensing of our character and film elements to consumer product companies worldwide. In addition, we recently have begun to expand our business beyond our core feature film business, including the development, production and licensing of animated television specials and live theatrical stage performances. For certain properties, we have recently entered into exclusive licensing and promotional arrangements. These activities are not typically subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties.

For a detailed discussion of our critical accounting policies related to revenue recognition, please see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Costs of Revenues

Our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, participation and residual costs for our feature films and television specials and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs for feature films would only be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films.” In addition, costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs and other product costs associated with Shrek The Musical and certain television specials as these activities are not typically subject to the Paramount Agreements.

Capitalized production costs represent the costs incurred to develop and produce our animated films and television specials, which primarily consist of compensation (including salaries, bonuses, stock compensation and fringe benefits) for animators and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production. Capitalized production overhead generally represents the compensation (including salaries, bonuses and stock compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films or television specials. Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. In addition, in the event a film or television special is not set for production within three years from the first time costs are capitalized or the film or television special is abandoned, all such capitalized production costs are generally expensed.

We are responsible for certain contingent compensation, or participations, paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons or companies associated with the production of a film or television special. Generally, these payments are dependent on the performance of the film and are based on factors such as domestic box office and/or total revenue recognized by our distributor related to the film. In some cases, particularly with respect to sequels, participation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Capitalized production costs and participations and residual costs are amortized and included in costs of revenues in the proportion that the revenue for each film or television special (“Current Revenue”) during the period bears to its respective estimated remaining total revenue to be received from all sources (“Ultimate Revenue”) as of the beginning of the current fiscal period. The amount of capitalized production costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television special for such period. Because the profitability for each title varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, total amortization may vary from period to period due to several factors, including: (i) changes in the mix of titles earning revenue, (ii) changes in any title’s Ultimate Revenue and capitalized costs and (iii) write-downs of capitalized production costs due to changes in the estimated fair value of unamortized capitalized production costs. Additionally, the recent changes in the mix of our various film revenue sources (which generally have differing levels of profitability) discussed above in “Sources of Revenues” indicate that the overall ultimate profitability for our future films may be lower than that which we have historically achieved.

For a detailed discussion of our critical accounting policies relating to film and television special amortization, please see “—Critical Accounting Policies and Estimates—Film and Television Costs Amortization.”

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

Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributor fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. Furthermore, revenues related to our television specials fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television special broadcasts. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our audited consolidated statements of income. This information should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

				% Change		$ Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
	(in millions, except percentages and diluted net income per share data)
Revenues	$725.2	$650.1	$767.2	11.6%	(15.3)%	$75.1	$(117.1)
Costs of revenues	433.4	365.5	372.3	(18.6)%	1.8%	(67.9)	6.8
Product development	2.7	2.1	—	(28.6)%	(100.0)%	(0.6)	(2.1)
Selling, general and administrative expenses	95.8	110.7	103.6	13.5%	(6.9)%	14.9	(7.1)

Operating income	193.3	171.8	291.3	12.5%	(41.0)%	21.5	(119.5)
Interest income, net	2.0	9.3	24.5	(78.5)%	(62.0)%	(7.3)	(15.2)
Other income, net	7.2	5.2	5.6	38.5%	(7.1)%	2.0	(0.4)
Increase in income tax benefit payable to former stockholder	(41.8)	(23.5)	(93.6)	(77.9)%	74.9%	(18.3)	70.1

Income before income taxes	160.7	162.8	227.8	(1.3)%	(28.5)%	(2.1)	(65.0)
Provision for income taxes	(9.7)	(20.3)	(9.4)	52.2%	(116.0)%	10.6	(10.9)

Net income	$151.0	$142.5	$218.4	6.0%	(34.8)%	$8.5	$(75.9)

Diluted net income per share	$1.73	$1.57	$2.17	10.2%	(27.6)%	$0.16	$(0.60)

Diluted shares used in computing diluted net income per share(1)	87.3	91.0	100.5	4.1%	9.5%

(1)	During the years ended December 31, 2009, 2008 and 2007, we repurchased a total of 2.3 million, 6.8 million and 10.1 million shares of our Class A common stock, respectively.

The following table sets forth, for the periods presented, our revenues by film. This information should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

(1)

For each period shown, “Current year theatrical releases” consists of revenues attributable to films released during the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year and “All Other” consists of revenues attributable to films released during all previous periods, including our library titles, as well as revenues from any other sources including television specials.

(2)

For the year ended December 31, 2009, “All Other” includes revenue totaling $54.3 million for Shrek the Third and $36.7 million for Bee Movie and $93.1 million associated with our television specials and Shrek The Musical. For the year ended December 31, 2008, “All Other” includes revenue totaling $35.2 million for Over the Hedge and $25.3 million for Flushed Away. For the year ended December 31, 2008, the revenues associated with our television specials and Shrek The Musical were not material. For the year ended December 31, 2007, “All Other” includes revenue totaling $25.5 million of worldwide licensing revenue for the 2007 television special, Shrek the Halls.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.    For the year ended December 31, 2009, our revenue was $725.2 million, an increase of $75.1 million, or 11.6%, as compared to $650.1 million for the year ended December 31, 2008. As illustrated in the revenue chart above in “Overview of Financial Results,” the change in revenue between 2009 as compared to 2008 was primarily related to the stronger performance of the prior year theatrical releases, particularly that of

Madagascar: Escape 2 Africa as compared to Bee Movie. Also contributing to the change in revenues between periods was the larger amount of revenue contributed by our properties comprising the “All Other” category. The stronger performance of our “Prior year theatrical releases” and the “All Other” categories was offset by the lower revenues contributed by Monsters vs. Aliens during 2009 as compared to Kung Fu Panda during 2008. Additionally, during the second quarter of 2009, we amended our primary video game distribution agreement and, as a result, we recognized approximately $24.0 million of deferred revenue related to several previously released titles. The video game distribution agreement was amended, among other things, to eliminate a provision that allowed certain guaranteed payments for previously released titles to be recouped by the distributor from future royalties generated by subsequently released titles.

Monsters vs. Aliens, our only theatrical release in 2009, contributed $83.3 million of revenue earned primarily in the worldwide theatrical and domestic home entertainment markets, and to a lesser extent the international home entertainment and ancillary markets (which includes merchandising and licensing), during the year ended December 31, 2009. Madagascar: Escape 2 Africa, our 2008 fourth quarter release, contributed $232.4 million of revenue during the year ended December 31, 2009, earned primarily in the worldwide theatrical and home entertainment markets, and to a lesser extent, in the worldwide television markets. Kung Fu Panda reported an additional $106.1 million earned in the worldwide home entertainment, television and ancillary markets. Additionally, our revenue for 2009 included $93.1 million associated with our television specials and Shrek The Musical (which had its final performance on Broadway on January 3, 2010) and revenue contributed by Shrek the Third, Bee Movie and our film library earned across several markets.

Several films contributed to our revenue for the year ended December 31, 2008. Kung Fu Panda, contributed $211.5 million of revenue associated with its worldwide theatrical and home entertainment releases and ancillary revenue sources. Madagascar: Escape 2 Africa, which performed strongly enough in the domestic theatrical market to enable our distributor to report revenue during the quarter of its theatrical release, contributed $24.0 million of revenue, which includes merchandising and licensing revenue. Shrek the Third, one of 2008’s “Prior year theatrical releases,” contributed $120.0 million, earned largely in the worldwide home entertainment, television and ancillary markets and Bee Movie, the other film comprising 2008’s “Prior year theatrical releases,” generated a total of $111.4 million of revenues, primarily attributable to the worldwide theatrical, home entertainment and domestic pay television markets. Our other properties, which are principally our library of titles and Over the Hedge and Flushed Away, contributed revenues during 2008 totaling $183.2 million, earned primarily in the international television and worldwide home entertainment markets.

Costs of Revenues.    Costs of revenues for the year ended December 31, 2009 totaled $433.4 million, an increase of $67.9 million, compared to $365.5 million for the year ended December 31, 2008.

Costs of revenues, the primary component of which is the amortization of film costs, as a percentage of film revenue was 59.8% for the year ended December 31, 2009 as compared to 56.2% for the year ended December 31, 2008. While the overall rate of amortization rate of film and television special costs as a percentage of revenues was fairly consistent between the periods, Kung Fu Panda had a lower rate of amortization for the year ended December 31, 2008 than that for Monsters vs. Aliens during the comparable period of 2009 due to Kung Fu Panda’s stronger performance. This difference in amortization rate for the “Current year theatrical release” category between 2009 and 2008 was partially offset by the combined lower rate of amortization for the “Prior year theatrical releases” category during the year ended December 31, 2009 as compared to the year ended December 31, 2008, largely due to the stronger performance of Madagascar: Escape 2 Africa as compared to Bee Movie. Furthermore, Monsters vs. Aliens and Bee Movie have such high rates of film amortization that they are significantly less profitable than the other films generating income during these periods. In addition, costs of revenues for the year ended December 31, 2009 was impacted by the direct operating and marketing costs associated with Shrek The Musical on Broadway and, to a lesser extent, certain of our television specials.

Product development.    Product development costs totaled $2.7 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively, and represent development costs incurred in connection with the development of our online virtual worlds and technological development costs associated with other recent strategic initiatives.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses decreased $14.9 million to $95.8 million (including $28.2 million of stock compensation expense) for the year ended December 31, 2009 from $110.7 million (including $36.4 million of stock compensation expense) for the year ended December 31, 2008. This 13.5% aggregate decrease spans across several selling, general and administrative categories, including an $8.2 million decrease in stock compensation (primarily due to the absence of expense associated with certain senior executive performance awards during the first quarter of 2009 and, to a lesser extent, the impact of the revision to the terms of certain equity grants during the third quarter of 2008), $1.3 million of lower company-wide incentive compensation, approximately $3.6 million of lower corporate travel expenses and lower selling, general and administrative expenses across several categories, none of which were individually material.

Operating Income.    Operating income for the year ended December 31, 2009 was $193.3 million compared to $171.8 million for the year ended December 31, 2008. The increase of $21.5 million in operating income for the year ended December 31, 2009 was largely because of the stronger performance during 2009 of Madagascar: Escape 2 Africa as compared to that of Bee Movie during 2008 as mitigated by the impact of the stronger performance of Kung Fu Panda during 2008 as compared to that of Monsters vs. Aliens during 2009. Operating income for the year ended December 31, 2009 was also positively affected by the recognition of deferred revenue related to several previously released titles in conjunction with the second quarter 2009 amendment to our video game distribution agreement and by lower selling, general and administrative expenses period-over-period.

Interest Income, Net.    For the year ended December 31, 2009, total interest income was $2.0 million, a decrease of $7.3 million or 78.5%, from $9.3 million for the same period of 2008. The decrease in interest income was due to lower rates of interest earned on investments during 2009 as compared to 2008 and, to a lesser extent, lower average balances of cash and cash equivalents largely due to the stock repurchases made throughout 2008 and continuing in the first quarter of 2009 and the repayment of the financing associated with our headquarters in the fourth quarter of 2009.

Interest expense capitalized to production film costs was $1.1 million and $3.0 million for the years ended December 31, 2009 and 2008, respectively. The $1.9 million decrease between the periods was primarily due to the decrease in amount of overall interest expense eligible for capitalization during 2009 because of lower interest rates in 2009 associated with our various financing arrangements. See “—Financing Arrangements” below for discussion of our various financing arrangements.

Other Income, Net.    For the years ended December 31, 2009 and 2008, total other income was $7.2 million and $5.2 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements.

Increase in Income Tax Benefit Payable to Former Stockholder.    As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our separation from Old DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we are obligated to remit to the affiliate of the former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

For the years ended December 31, 2009 and 2008, we recorded $49.2 million and $27.6 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $41.8 million and $23.5 million, respectively, representing 85% of these recognized benefits.

Provision for Income Taxes.    For the years ended December 31, 2009 and 2008, we recorded a provision for income taxes of $9.7 million and $20.3 million, respectively, or an effective tax rate of 4.8% and 10.9%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined effective percentages for the years ended December 31, 2009 and 2008 are 25.4% and 23.5%, respectively. Our effective tax rate and our combined effective tax rate for both periods was lower than the 35% statutory federal rate primarily because of the decrease in our valuation allowance for deferred tax assets largely resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income.    Net income for the year ended December 31, 2009 was $151.0 million, or $1.73 per diluted share, as compared to net income of $142.5 million, or $1.57 net income per diluted share, for the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.    For the year ended December 31, 2008, our revenue was $650.1 million, a decrease of $117.1 million, or 15.3%, as compared to $767.2 million for the year ended December 31, 2007. As illustrated in the revenue chart included above in “Overview of Financial Results,” the change in revenue for the year ended December 31, 2008 as compared to 2007 is primarily a function of the lower revenues contributed by the films comprising our 2008’s “Current year theatrical releases” and “All Other” categories being somewhat offset by the stronger performance of our 2008’s “Prior year theatrical releases” category. Kung Fu Panda, while performing strong enough to contribute more than one-third of our total revenue for the year ended December 31, 2008, contributed less revenue in 2008 than the higher-grossing Shrek the Third, which contributed almost 50% of 2007’s total revenues. Nevertheless, the stronger performance of our 2008 “Prior year theatrical releases” (Shrek the Third and Bee Movie) as compared to 2007’s “Prior year theatrical releases” (Over the Hedge and Flushed Away) significantly offset the decline in revenue for the “Current year theatrical releases” and “All Other” categories.

Several films contributed to our revenue for the year ended December 31, 2008. Kung Fu Panda, contributed $211.5 million of revenue associated with its worldwide theatrical and home entertainment releases and ancillary revenue sources. Madagascar: Escape 2 Africa, which performed strongly enough in the domestic theatrical market to enable our distributor to report revenue during the same quarter as its respective theatrical release, contributed $24.0 million of revenue, which includes merchandising and licensing revenue. Shrek the Third, one of 2008’s “Prior year theatrical releases” contributed $120.0 million, earned largely in the worldwide home entertainment, television and ancillary markets and Bee Movie, the other film comprising 2008’s “Prior year theatrical releases,” generated a total of $111.4 million of revenues, primarily attributable to the worldwide theatrical, home entertainment markets and the domestic pay television markets. Our other properties, which are principally our library of titles and Over the Hedge and Flushed Away, contributed revenues during 2008 totaling $183.2 million earned primarily in the international television and worldwide home entertainment markets.

For the year ended December 31, 2007, Shrek the Third, the year’s single greatest source of revenue, contributed $380.6 million of revenues, earned primarily in the worldwide theatrical, home entertainment and ancillary markets. Bee Movie, 2007’s fourth quarter theatrical release, contributed $11.7 million of ancillary revenue. Our distributor did not report any revenue to us in 2007 for Bee Movie as it had not yet recovered the distribution and marketing costs associated with this film as of December 31, 2007. Over the Hedge contributed $91.2 million of revenues, earned largely in the worldwide home entertainment and pay television markets, and Flushed Away contributed an additional $38.9 million of revenues, earned across a variety of worldwide markets. Our other properties, including the television special Shrek the Halls and our library of titles, contributed revenues totaling $244.8 million, generated primarily in the worldwide television and home entertainment markets. In addition, during the second quarter of 2007, the transition of our home entertainment fulfillment services from Universal Studios Inc. (“Universal Studios”) to Paramount was substantially completed. As a result, the net revenue reported to us by our distributor for the quarter ended June 30, 2007 increased by $25.5 million as a result of a reduction of certain previously recorded estimates of home entertainment product returns and marketing costs. This change in estimate partially contributed to the change in Ultimate Revenues, which is discussed below in “Costs of Revenues.”

Costs of Revenues.    Costs of revenues for the year ended December 31, 2008, totaled $365.5 million, a decrease of $6.8 million, compared to $372.3 million for the year ended December 31, 2007.

Costs of revenues as a percentage of film revenue, the primary component of which is film amortization costs, was 56.2% for the year ended December 31, 2008 and 48.5% for the year ended December 31, 2007. The increase in amortization of film costs in 2008 from that of 2007 is largely due to the change in the mix of films earning revenue. The combined amortization rate for 2008’s “Current year theatrical releases” is higher than that for 2007’s “Current year theatrical releases” primarily because Shrek the Third (2007’s second quarter theatrical release and largest single source of revenue) was more successful than Kung Fu Panda (2008’s second quarter theatrical release and largest single source of revenue) and, consequently, it has a higher projection of Ultimate Revenues. Additionally, Bee Movie, which contributed almost 50% of 2008’s “Prior year theatrical releases” total revenues, has a high rate of amortization as compared to Over the Hedge, which contributed a substantial portion of revenue for this category in 2007. These higher rates of amortization in 2008 were slightly offset by the combined lower rate of amortization for the “All Other” category during the year ended December 31, 2008 as compared to the year ended December 31, 2007. In addition, although to a lesser extent, cost of revenues for 2008 was impacted by the marketing and advertising costs associated with the debut of Shrek The Musical on Broadway and 2007 film amortization was impacted by an increase in estimated Ultimate Revenues for several of our titles.

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

Other Income, Net.    For the year ended December 31, 2008 and 2007, total other income was $5.2 million and $5.6 million, respectively. Other income in both years consisted entirely of income recognized in connection with preferred vendor arrangements.

Increase in Income Tax Benefit Payable to Former Stockholder.    As a result of the Tax Basis Increase, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

For the years ended December 31, 2008 and 2007, we recorded $27.6 million and $110.2 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $23.5 million and $93.6 million, respectively, representing 85% of these recognized benefits to increase income tax benefit payable to former stockholder.

Provision for Income Taxes.    For the years ended December 31, 2008 and 2007, we recorded a provision for income taxes of $20.3 million and $9.4 million, respectively, or an effective tax rate of 10.9% and 3.0%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Shareholder (see above), the combined effective percentages for the years ended December 31, 2008 and 2007 are 23.5% and 32.1%, respectively. Our 2008 and 2007 effective tax rates were significantly lower than the 35% statutory federal rate primarily because of a $33.5 million and $110.9 million, respectively, decrease to our valuation allowance primarily related to the ability to carryback certain deferred tax deductions to taxable income.

Net Income.    Net income for the year ended December 31, 2008 was $142.5 million, or $1.57 per diluted share, as compared to $218.4 million, or $2.17 per diluted share, for the year ended December 31, 2007.

Financing Arrangements

The following table summarizes the balances outstanding and other information associated with our various financing arrangements (in thousands):

			Maturity Date	Interest Rate as of December 31, 2009	Interest Cost
	Balance Outstanding at December 31,				For the Year Ended December 31,
	2009	2008			2009	2008	2007
Animation Campus Financing(1)	N/A	$73,000	October 2009	N/A	$1,090	$3,069	$4,765
Revolving Credit Facility(2)	$—	$—	June 2013	0.375%	$488	$254	N/A

N/A: Not Applicable
(1)

In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009. The financing bore interest primarily at 30-day commercial paper rates and was fully collateralized by the underlying real property. The special-purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation has historically been presented on the consolidated balance sheets as $70.1 million of bank borrowings and other debt and a $2.9 million minority interest.

(2)

On June 24, 2008, we entered into a revolving credit facility with several banks pursuant to which we are permitted to borrow up to $125.0 million. We are required to pay a commitment fee of 0.375% on undrawn amounts. Interest on borrowed amounts is determined by reference to either the lending banks’ base rate plus 0.50% per annum or to LIBOR plus 1.5% per annum. As of December 31, 2009, there were no borrowings under the Revolving Credit Facility. In addition, in connection with entering into the Revolving Credit Facility, we terminated our prior $100 million revolving credit facility (“Prior Credit Facility”). We did not incur any material termination penalties in connection with this termination. There was no debt outstanding under the Prior Credit Facility for any period during 2008 prior to its termination. Under the Prior Credit Facility, we were required to pay a commitment fee of 0.75% on undrawn amounts.

For a more detailed description of our various financing arrangements, please see Note 8 to the audited consolidated financial statements contained elsewhere in this Annual Report.

As of December 31, 2009, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and new lines of business, including television specials and stage musicals, make participation and residual payments, fund selling, general and administrative costs and capital expenditures. Our operating activities for the year ended December 31, 2009 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash generated from operations will be sufficient to satisfy our anticipated cash needs for working capital, stock repurchases and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from our revolving credit facility to meet these needs. For 2010, we expect our commitments to fund production and development costs (excluding capitalized interest and overhead expense), make contingent compensation and residual payments (on films released to date), fund capital expenditures and pay employee bonuses will be approximately $467.5 million. Additionally, over the next few quarters, we expect to spend approximately $7.5 million as we enter the final phases of our effort begun in early 2008 to expand and make general improvements to our Company headquarters located in Glendale, California in order to accommodate general business growth, including 3D expansion.

As of December 31, 2009, we had cash and cash equivalents totaling $231.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally commercial paper and commercial paper mutual funds, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at December 31, 2009 decreased by $31.4 million from that of $262.6 million at December 31, 2008. Components of this change in cash for the year ended December 31, 2009, as well as for change in cash for the years ended December 31, 2008 and 2007, are provided below in more detail.

Net cash provided by operating activities for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Net cash provided by operating activities	$173,511	$207,550	$150,538

Net cash provided by operating activities for 2009 was primarily attributable to the collection of revenue from Madagascar: Escape 2 Africa’s worldwide theatrical and home entertainment release, Kung Fu Panda’s worldwide home entertainment release, and, to a lesser extent, the collection of Monsters vs. Aliens’ worldwide theatrical revenues and worldwide home entertainment and television revenues for our other films, including Shrek the Third, Bee Movie, Madagascar and Over the Hedge. In addition, at December 31, 2009, our non-Paramount trade accounts receivable increased significantly from that at December 31, 2008 largely because of revenue primarily associated with merchandising and promotion activities, which was largely collected in early 2010. The operating cash provided by the collection of revenues during 2009 was offset by $28.5 million paid (net of refunds) to an affiliate of a former significant stockholder related to tax benefits realized in 2008 from the Tax Basis Increase and $37.6 million paid related to annual incentive compensation payments. Additionally, in 2009 we received income tax refunds totaling $7.7 million. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

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

Investing Activities

Net cash used in investing activities for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Net cash used in investing activities	$(74,394)	$(49,049)	$(12,290)

Net cash used in investing activities for the years ended December 31, 2009 and 2008 primarily related to the investment in property and equipment. Net cash used in investing activities for 2007 resulted primarily from the investment in equipment and the purchase of a fractional ownership interest in a corporate aircraft.

The increase in the investment in property, plant and equipment over the years since 2007 is largely related to the expansion of our headquarters and new strategic technology initiatives and alliances.

Financing Activities

Net cash used in financing activities for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Net cash used in financing activities	$(130,516)	$(188,346)	$(352,063)

Net cash used in financing activities for the year ended December 31, 2009 principally included the $73.0 million repayment of financing associated with our headquarters made in October 2009 and repurchases of our Class A common stock. For the years ended December 31, 2008 and 2007, net cash used in financing activities was primarily comprised of repurchases of our Class A common stock and, for the year ended December 31, 2007, also included the $50.0 million repayment of subordinated debt to HBO made in November 2007.

Contractual Obligations

Contractual Obligations.    As of December 31, 2009, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$7,257	$6,159	$3,575	$—	$—	$—	$16,991
Other(1)	8,123	712	672	426	439	37	10,409

Total contractual cash obligations	$15,380	$6,871	$4,247	$426	$439	$37	$27,400

(1)	Other commitments are principally comprised of the remaining contractual commitment related to the expansion of our headquarters.

As of December 31, 2009, we had non-cancelable talent commitments totaling approximately $30.8 million that are payable over the next five years.

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

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor. Pursuant to our distribution and servicing arrangements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. Prior to January 1, 2009, Paramount reported our international theatrical results on a 30-day lag. This 30-day lag was eliminated effective January 1, 2009. This change in reporting did not have a material impact on our consolidated financial statements. International home entertainment results continue to be reported on a 30-day lag. Because a third party is the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by our distributor.

Revenue from the sale of our feature film home video units is recognized at the later of when product is made available for retail sale and when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. In addition, we and our distributor provide for future returns of home video product and for customer programs and sales incentives. We and our distributor calculate these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, and in the case of product returns, provided that the customer has the right of return. Customers are typically given varying rights of return, from 15% up to 100%. However, although we and our distributor allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar types of sales, information we receive from retailers and our assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from both free and pay television licensing agreements is recognized at the later of the time the production is made available for exhibition in those markets or it is reported to us by our distributor.

Revenue from licensing and merchandising is recognized when the associated feature film or television special has been released and the criteria for revenue recognition have been met. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

Film Costs Amortization

Capitalized film and television special production costs, contingent compensation and residuals are amortized and included in costs of revenues in the proportion that a title’s revenue during the period (“Current Revenue”) bears to its estimated remaining total revenue to be received from all sources (“Ultimate Revenue”) as of the beginning of the current fiscal period under the individual-film-forecast-computation method. The amount of capitalized production costs that is amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television special for such period. We make certain estimates and judgments of Ultimate Revenue to be received for each film or television special based on information received from our distributor and our knowledge of the industry. Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized production costs relative to a previous period. An increase in estimate of Ultimate Revenues will lower the percentage rate of amortization while, conversely, a decrease in the estimate of Ultimate Revenue will raise the percentage rate of amortization. In addition, we evaluate capitalized production costs for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. The cost of any such write downs are reflected in costs of revenues.

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of December 31, 2009, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $96.2 million. This cost will be amortized on a straight-line basis over a weighted average life of 1.8 years.

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

Market and Exchange Rate Risk

Interest Rate Risk.    While we continue actively to monitor fluctuations in interest rates, we currently have minimal exposure to interest rate risk on our financing arrangements as we have no outstanding borrowings on our revolving credit facility.

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

While the information provided to us by our distributor does not enable us to isolate or precisely quantify the impact of any foreign currency’s rate fluctuation on our earnings, our distributor does provide sufficient information to enable us to identify those foreign currencies to which we are primarily exposed and to make a general estimate of the impact of a percentage change in these foreign currencies on our reported earnings. During 2009, our most significant foreign currency exposures were with respect to the Euro and the British pound. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the U.S. Dollar and Euro and the U.S. Dollar and the British pound would have impacted our 2009 earnings by approximately $4.1 million and $2.6 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the chief executive officer and the chief financial officer have concluded that, as of December 31, 2009, such disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2009 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2009, which is included herein.

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

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 23rd day of February, 2010.

DREAMWORKS ANIMATION SKG, INC.

By:	/s/ LEWIS W. COLEMAN
Lewis W. Coleman
President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of DreamWorks Animation SKG, Inc. do hereby constitute and appoint Jeffrey Katzenberg and Andrew Chang, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable DreamWorks Animation SKG, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this annual report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this annual report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG Jeffrey Katzenberg	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010

/s/ LEWIS W. COLEMAN Lewis W. Coleman	President, Chief Financial Officer and Director (Principal Financial Officer)	February 23, 2010

Signature	Title	Date

/s/ PHILIP M. CROSS	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2010
Philip M. Cross

/s/ ROGER A. ENRICO	Chairman of the Board of Directors	February 23, 2010
Roger A. Enrico

/s/ HARRY BRITTENHAM	Director	February 23, 2010
Harry Brittenham

/s/ THOMAS E. FRESTON	Director	February 23, 2010
Thomas E. Freston

/s/ JUDSON C. GREEN	Director	February 23, 2010
Judson C. Green

/s/ MELLODY HOBSON	Director	February 23, 2010
Mellody Hobson

/s/ MICHAEL J. MONTGOMERY	Director	February 23, 2010
Michael J. Montgomery

/s/ NATHAN MYHRVOLD	Director	February 23, 2010
Nathan Myhrvold

/s/ RICHARD SHERMAN	Director	February 23, 2010
Richard Sherman

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated balance sheets of DreamWorks Animation SKG, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DreamWorks Animation SKG, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of DreamWorks Animation SKG, Inc.:

We have audited DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DreamWorks Animation SKG, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DreamWorks Animation SKG, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DreamWorks Animation SKG,

Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 23, 2010

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$231,245	$262,644
Trade accounts receivable, net of allowance for doubtful accounts	42,175	4,550
Income taxes receivable	9,016	6,468
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	171,292	186,522
Film costs, net	695,963	638,243
Prepaid expenses and other assets	41,463	31,453
Property, plant and equipment, net of accumulated depreciation and amortization	161,558	114,913
Deferred taxes, net	7,669	27,049
Goodwill	34,216	34,216

Total assets	$1,394,597	$1,306,058

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$2,400	$7,499
Accrued liabilities	111,281	115,158
Payable to former stockholder	67,456	54,192
Deferred revenue and other advances	60,870	38,857
Borrowings and other debt	—	70,059

Total liabilities	242,007	285,765
Commitments and contingencies
Equity:
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 95,967,515 and 95,381,143 shares issued, as of December 31, 2009 and 2008, respectively	960	954
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 11,419,461 and shares issued and outstanding, as of December 31, 2009 and 2008	114	114
Additional paid-in capital	922,681	876,651
Retained earnings	796,296	645,261
Less: Class A Treasury common stock, at cost, 20,430,031 and 17,432,728 shares, as of December 31, 2009 and 2008, respectively	(567,461)	(505,628)

Total stockholders’ equity	1,152,590	1,017,352
Minority interest	—	2,941

Total equity	1,152,590	1,020,293

Total liabilities and stockholders’ equity	$1,394,597	$1,306,058

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Revenues	$725,179	$650,052	$767,178
Costs of revenues	433,367	365,485	372,295

Gross profit	291,812	284,567	394,883
Product development	2,745	2,050	—
Selling, general and administrative expenses	95,771	110,690	103,569

Operating income	193,296	171,827	291,314
Interest income, net	1,953	9,305	24,523
Other income, net	7,196	5,171	5,565
Increase in income tax benefit payable to former stockholder	(41,760)	(23,465)	(93,653)

Income before income taxes	160,685	162,838	227,749
Provision for income taxes	(9,650)	(20,340)	(9,385)

Net income	$151,035	$142,498	$218,364

Basic net income per share	$1.75	$1.59	$2.18

Diluted net income per share	$1.73	$1.57	$2.17

Shares used in computing net income per share
Basic	86,385	89,880	100,083
Diluted	87,301	90,976	100,469

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Class A Treasury Common Stock		Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2006	106,371,875	$1,064	$757,484	$286,525	391,139	$(11,805)	$1,033,268
Adoption of new income tax guidance (see Notes 2 and 9)	—	—	—	(2,126)	—	—	(2,126)
Dividend to non-controlling minority interest	—	—	(247)	—	—	—	(247)
Adjustment to contribution of net liabilities from Old DreamWorks Studios upon Separation	—	—	33,326	—	—	—	33,326
Issuance of shares for stock option exercises and vesting of restricted shares	159,908	1	1,630	—	—	—	1,631
Issuance of employee equity awards	—	—	38,249	—	—	—	38,249
Excess tax benefits from employee equity awards	—	—	673	—	—	—	673
Purchase of treasury shares	—	—	—	—	10,054,139	(304,563)	(304,563)
Net income	—	—	—	218,364	—	—	218,364

Balance at December 31, 2007	106,531,783	1,065	831,115	502,763	10,445,278	(316,368)	1,018,575
Dividend to non-controlling minority interest	—	—	(176)	—	—	—	(176)
Issuance of shares for stock option exercises and vesting of restricted shares	268,821	3	1,479	—	—	—	1,482
Issuance of employee equity awards	—	—	44,707	—	—	—	44,707
Excess tax expense from employee equity awards	—	—	(474)	—	—	—	(474)
Purchase of treasury shares	—	—	—	—	6,987,450	(189,260)	(189,260)
Net income	—	—	—	142,498	—	—	142,498

Balance at December 31, 2008	106,800,604	$1,068	$876,651	$645,261	17,432,728	$(505,628)	$1,017,352
Dividend to non-controlling minority interest	—	—	(81)	—	—	—	(81)
Issuance of shares for stock option exercises and vesting of restricted shares	586,372	6	4,670	—	—	—	4,676
Issuance of employee equity awards	—	—	40,970	—	—	—	40,970
Excess tax benefit from employee equity awards	—	—	471	—	—	—	471
Purchase of treasury shares	—	—	—	—	2,997,303	(61,833)	(61,833)
Net income	—	—	—	151,035	—	—	151,035

Balance at December 31, 2009	107,386,976	$1,074	$922,681	$796,296	20,430,031	$(567,461)	$1,152,590

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities
Net income	$151,035	$142,498	$218,364
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film costs	349,273	324,691	351,600
Stock compensation expense	30,191	37,600	34,037
Depreciation and amortization	3,132	3,461	4,888
Revenue earned against deferred revenue and other advances	(73,193)	(75,201)	(94,010)
Deferred taxes, net	19,380	21,615	(40,930)
Change in operating assets and liabilities:
Trade accounts receivable	(37,625)	(1,080)	(2,261)
Receivable from Paramount	15,230	86,125	(116,917)
Film costs	(380,339)	(405,206)	(399,456)
Prepaid expenses and other assets	(11,114)	16,516	(8,325)
Accounts payable and accrued liabilities	(8,617)	9,891	52,504
Payable to former stockholder	13,264	(14,179)	66,098
Income taxes payable/receivable, net	(1,718)	(38,949)	17,849
Deferred revenue and other advances	104,612	99,768	67,097

Net cash provided by operating activities	173,511	207,550	150,538

Investing activities
Purchases of property, plant and equipment	(74,394)	(49,049)	(10,327)
Purchase of other intangible assets	—	—	(1,963)

Net cash used in investing activities	(74,394)	(49,049)	(12,290)

Financing Activities
Receipts from exercise of stock options	4,676	1,479	1,630
Excess tax benefits from employee equity awards	(359)	357	870
Deferred debt issuance costs	—	(922)	—
Purchase of treasury stock	(61,833)	(189,260)	(304,563)
Repayment of campus financing	(73,000)	—	—
Repayment of HBO debt	—	—	(50,000)

Net cash used in financing activities	(130,516)	(188,346)	(352,063)

Decrease in cash and cash equivalents	(31,399)	(29,845)	(213,815)
Cash and cash equivalents at beginning of year	262,644	292,489	506,304

Cash and cash equivalents at end of year	$231,245	$262,644	$292,489

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$(7,652)	$37,318	$31,598

Cash paid during the year for interest, net of amounts capitalized	$729	$869	$123

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc.( “Viacom”), and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”) (see Note 3). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to expand its business of creating high-quality entertainment through the development and production of non-theatrical special content such as television specials and series, live theatrical stage performances and online virtual world games based on characters from its feature films.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company present the stand-alone financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated.

All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the prior period consolidated balance sheets have been reclassified to conform to the 2009 presentation.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term money-market investments, which are rated AAA, with several financial institutions. Such investments, which are included in “Cash and cash equivalents” on the accompanying consolidated balance sheets, are classified as available-for-sale and reported at fair value, based on quoted prices in active markets. There were no unrealized gains or losses associated with these investments at December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, the Company recorded interest income of $1.0 million, $8.5 million and $26.0 million, respectively, from these investments.

Pursuant to the Company’s distribution and servicing arrangements, significant accounts receivable may be due from Paramount from time to time. As of December 31, 2009 and 2008, $171.3 million and $186.5 million, respectively, were due from Paramount (see Note 3). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. The Company and its distributor perform ongoing credit evaluations of their customers and generally do not require collateral.

Investments

Investments associated with the Company’s 2007 non-qualified deferred compensation plan (see Note 13) are classified as “available-for-sale.” Such investments are recorded at fair value, and unrealized gains and losses are included in other comprehensive income/(loss) until realized. For the years ended December 31, 2009 and 2008, any unrealized gains and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no investment losses recorded for the years ended December 31, 2009 and 2008.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue from the distribution of its animated feature films when earned and reported to it by its distributor. Pursuant to the Paramount Agreements, the Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after Paramount has (i) retained a distribution fee of 8.0% of revenue (without deduction of any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to the Company’s films on a title by title basis. Prior to January 1, 2009, Paramount reported the Company’s international theatrical results on a 30-day lag; this 30-day lag was eliminated effective January 1, 2009. This change in reporting did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2009. International home entertainment results continue to be reported on a 30-day lag.

Additionally, because a third party is the principal distributor of the Company’s films, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from Paramount. As is typical in the film industry, Paramount may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods. Furthermore, management may, in its judgment, make material adjustments in future periods to the information reported by Paramount to ensure that revenues are accurately reflected in the Company’s financial statements. To date, Paramount has not made subsequent, nor has the Company made, material adjustments to information provided by Paramount and used in the preparation of the Company’s historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by Paramount.

Revenue from the sale of feature film home video units is recognized at the later of when product is made available for retail sale and when video sales to customers are reported by third parties, such as fulfillment service providers or distributors. The Company and its distributor provide for future returns of home entertainment product and for customer programs and sales incentives. Management calculates these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company’s product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved, and in the case of product returns, provided that the customer has the right of return. Customers are typically given varying rights of return, from 15% up to 100%. However, although the Company and its distributor allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, because other factors, such as historical experience with similar types of sales, information received from retailers and management’s assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from both free and pay television licensing agreements is recognized at the later of the time the production is made available for exhibition in those markets or it is reported by Paramount. Long-term non-interest-bearing receivables arising from television licensing agreements are discounted to present value in amounts due from our distributor.

Revenue from licensing and merchandising arrangements is recognized when the associated feature film or television special has been released and the criteria for revenue recognition have been met. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

Costs of Revenues

Film Costs.    The production cost of the Company’s animated feature films and television specials are stated at the lower of cost less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films or television product. Substantially all of the Company’s resources are dedicated to the production of its films. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production is capitalized into film costs until production is completed. In addition to the films and television specials being produced, costs of productions in development are capitalized as development film costs and are transferred to film production costs when a film or television special is set for production. In the event a film or television special is not set for production within three years from the time the first costs are capitalized or the film or television special is abandoned, all such costs are generally expensed.

Film Cost Amortization.    Once a film or television special is released, film costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion that the revenue during the period for each title (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each title (“Ultimate Revenue”) as of the beginning of the current fiscal period. The amount of film costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film or television special for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be received for each title based on information received from its distributor and its knowledge of the industry. Ultimate Revenue does not include estimates of revenue that will be earned beyond ten years of a film’s initial theatrical release date.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized film costs and accrued participation and residual costs relative to a previous period.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unamortized film production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining net cash flows are not sufficient to recover the unamortized film costs for that film or television special, the unamortized film costs will be written down to fair value determined using a net present value calculation.

Other.    Direct costs for sales commissions to third parties for the licensing and merchandising of film characters and marketing and promotion costs and other product costs associated with Shrek The Musical and certain of the Company’s television specials are recorded in costs of revenues and are expensed when incurred.

Product Development

The Company records product development costs, which primarily consist of costs incurred pursuant to development agreements with third-party software developers. Product development costs incurred prior to reaching technological feasibility are expensed. Certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses are capitalized. The Company determined that technological feasibility for its online virtual world product based on Kung Fu Panda was established as of the second quarter 2009 and, accordingly, began to capitalize such costs at that time. Any product development costs incurred to date for other titles have been expensed as technological feasibility has not been established. At December 31, 2009 amounts capitalized were not material and no costs were capitalized at December 31, 2008.

Stock-Based Compensation

The Company records employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (see Note 13).

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as shown below:

Asset Category	Estimated Useful Life
Buildings	40 years
Building Improvements	5-10 years
Furniture, Fixtures and Other	4-10 years
Software and Computer Equipment(1)	2-5 years

(1)	Effective in the fourth quarter of 2008, on a prospective basis the useful life for selected types of software, such as financial system software, was determined to be five years.

Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the length of the lease. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.

In addition, the Company consolidated the special-purpose entity that acquired its Glendale animation campus in March 2002. Accordingly, $60.3 million of property, plant and equipment (net of $11.9 million of accumulated depreciation), which represents the lower of the cost or fair value of the Glendale animation campus, and $70.1 million of debt and a $2.9 million minority interest, respectively, are included in the accompanying consolidated balance sheet as of December 31, 2008. In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009 (see Note 8).

Provision for Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating its ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

At the time of the Company’s separation from the entity then known as DreamWorks L.L.C. (“Old DreamWorks Studios”) in 2004, affiliates controlled by a former significant stockholder

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase was initially $1.61 billion with a potential to reduce the amount of tax that the Company may pay in the future, to the extent the Company generates sufficient future taxable income, by $595 million. The Company is obligated to remit to the affiliate of the former stockholder 85% of any such cash savings under this “Stockholder’s Tax Agreement” in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. Additionally, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Realized tax benefits created by such transactions with shareholders in subsequent periods should be included in a company’s income statement.

The Company uses a single comprehensive model to address uncertainty in tax positions that establishes the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as part of the provision for income taxes.

Impairment of Long-Lived Assets

The Company evaluates for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not identified any such impairment indicators or recorded any impairment losses.

Goodwill and Other Intangible Assets

In connection with the Company’s separation from Old DreamWorks Studios in 2004, Old DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). The Company has goodwill of approximately $36.9 million as of December 31, 2009 and 2008, less accumulated amortization of $2.7 million, related to PDI. The Company performed an annual impairment test for goodwill in October of 2009, 2008 and 2007 and determined that there was no impairment.

Additionally, intangible assets with finite lives are amortized over their estimated useful life to the Company and are reviewed for impairment. Finite-lived intangible assets are amortized on a straight-line basis over a period of three to five years. Amortization for the years ended December 31, 2009, 2008 and 2007 was not material. The Company expects to record $5.7 million of amortization over the next five years.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The Company calculates basic per share amounts excluded dilution and using the weighted average number of common shares outstanding for the period, which includes the effects of treasury share purchases. Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2009, 2008 and 2007, respectively the amounts that were classified as other comprehensive income were not material.

Recent Accounting Pronouncements

In June 2009, the FASB issued new standards setting forth a single source of authoritative GAAP for all non-governmental entities (“Codification”). The Codification, which commenced July 1, 2009, changes the referencing and organization of accounting guidance. The Codification was effective for the Company beginning the quarter ended September 30, 2009. The Codification does not change GAAP and only affects how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables which is effective for the Company in 2010, although early adoption is permitted. The guidance revises the criteria for separating, measuring, and allocating consideration received for deliverables under multiple element arrangements. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The Company is assessing the potential effect of this guidance on its consolidated financial statements.

Additionally, the Company adopted the FASB’s new guidance regarding subsequent events effective beginning the quarter ended June 30, 2009. Accordingly, the Company has evaluated for disclosure subsequent events that have occurred up to February 23, 2010, the date of issuance of its financial statements.

3. Distribution and Servicing Arrangements

Distribution and Servicing Arrangements with Paramount.    Pursuant to the Paramount Agreements, the Company granted Paramount and its affiliates (including Old DreamWorks Studios) the right to distribute its feature films in theatrical, home entertainment and television markets on a

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

worldwide basis through the later of (i) the Company’s delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the Paramount Agreements. The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. If the Company or Paramount terminates the Paramount Agreements, the Company’s existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that the Company has pre-approved.

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

Paramount: Other Services and Information.    As of December 31, 2009, the Company provided limited office space and telecommunications support to Paramount. For the years ended December 31, 2008 and 2007, Paramount also provided the Company with corporate aircraft services pursuant to the terms of an aircraft time-share agreement. The cost of corporate aircraft services was reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. For the years ended December 31, 2008 and 2007, the Company incurred costs from Paramount totaling $1.6 million and $0.9, respectively. For the years ended December 31, 2009, 2008 and 2007, Paramount was charged costs by the Company totaling $0.2 million, $0.3 million and $0.4 million, respectively. In addition, under the terms of the Paramount Agreements, Paramount provides the Company with certain production-related services, including but not limited to film music, creative and licensing services, archiving of film materials and credits assistance as well as participation and residual accounting services.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Film Costs

Film costs consist of the following (in thousands):

	December 31,
	2009	2008
In release, net of amortization:
Animated feature films(1)	$204,598	$326,861
Television specials	28,511	3,124
In production:
Animated feature films	428,344	251,066
Television specials	13,145	7,207
In development	21,365	49,985

Total film costs	$695,963	$638,243

(1)	Includes $13.3 million and $23.1 million of stage musical costs at December 31, 2009 and 2008, respectively.

The Company anticipates that approximately 46% and 81% of “in release” film costs as of December 31, 2009 will be amortized over the next 12 months and three years, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Land, buildings and improvements	$178,132	$135,107
Furniture and equipment	16,779	13,432
Computer hardware and software	48,515	31,179

Total property, plant and equipment	243,426	179,718
Accumulated depreciation and amortization	(81,868)	(64,805)

Property, plant and equipment, net	$161,558	$114,913

For the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation and amortization expense (other than film amortization) of $17.3 million, $14.2 million and $6.5 million, respectively, of which $15.6 million, $11.2 million and $4.9 million, respectively, were capitalized as film production costs.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Employee compensation	$39,087	$52,157
Participations and residuals	38,592	37,220
Deferred rent	4,023	5,806
Other accrued liabilities	29,579	19,975

Total accrued liabilities	$111,281	$115,158

The Company estimates that, in 2010, it will pay approximately $17.8 million of its participation and residual costs accrued as of December 31, 2009.

7. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2009 and 2008 and the related amounts earned and recorded either as revenue in the consolidated statements of income or capitalized as an offset to film costs for the years ended December 31, 2009, 2008 and 2007 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2009	2008	2009	2008	2007
Home Box Office Inc., Advance(1)	$—	$—	$26,666	$26,666	$27,321
Licensing Advances(2)	44,045	32,549	29,504	6,636	8,257
Deferred Revenue(2)	5,542	1,547	3,426	26,449	41,309
Strategic Alliance/Development Advances(3)	1,767	2,007	15,240	15,597	13,107
Other Advances(4)	9,516	2,754	7,763	10,124	9,706

Total deferred revenue and other advances	$60,870	$38,857

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

(2)	Amounts received from customers for the licensing of the Company’s animated characters on a worldwide basis received prior to the availability date of the product.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)

The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreements, the Company makes purchases of the technology companies’ equipment. During the years ended December 31, 2009, 2008 and 2007, of the total amounts earned against the “Strategic Alliance/Development Advances,” $9.4 million, $10.3 million and $5.5 million, respectively, were capitalized as an offset to film costs or property, plant and equipment.

(4)

Primarily consists of the annual cost reimbursements received from Paramount (see Note 3), which are initially recorded as an advance and then allocated to each of the films delivered to Paramount and recognized as revenue upon the release of that film.

8. Financing Arrangements

Outstanding Financing.    The following table summarizes the balances outstanding and other information associated with the Company’s various financing arrangements that were outstanding at December 31, 2009 and 2008 (in thousands):

	Balance Outstanding at December 31,		Maturity Date	Interest Rate as of December 31, 2009	Interest Cost
					For the Year Ended December 31,
	2009	2008			2009	2008	2007
Animation Campus Financing	$—	$73,000	N/A	N/A	$1,090	$3,069	$4,765
Revolving Credit Facility	$—	$—	June 2013	0.375%	$488	$254	N/A

Animation Campus Financing.    The special-purpose entity associated with this financing was consolidated by the Company as of December 31, 2003 and, as such, the balance of the obligation has been presented on the consolidated balance sheet as of December 31, 2008 as $70.1 million of bank borrowings and other debt and a $2.9 million minority interest. In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009. The financing bore interest primarily at 30-day commercial paper rates and was fully collateralized by the underlying real property.

Credit Facility Agreements.    On June 24, 2008, the Company entered into a new revolving credit facility (“Revolving Credit Facility”) with several banks pursuant to which the Company is permitted to borrow up to $125.0 million. The Company is required to pay a commitment fee at an annual rate of 0.375% on undrawn amounts. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets. The Revolving Credit Facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders’ consent, such as

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granting liens or entering into any merger or other significant transaction. The Revolving Credit Facility terminates on June 24, 2013. There have been no borrowings under Revolving Credit Facility to date.

In connection with entering into the Revolving Credit Facility, the Company terminated its prior $100 million revolving credit facility (“Prior Credit Facility”). The Company did not incur any material termination penalties in connection with this termination. Under the Prior Credit Facility, the Company was required to pay a commitment fee of 0.75% on undrawn amounts. This fee totaled $0.4 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2009, the Company was in compliance with all applicable financial debt covenants.

Additional Financing Information

HBO Subordinated Notes.    In November 2007, the Company repaid in full $50 million of subordinated notes outstanding to HBO. Prior to repayment, the subordinated notes bore interest at a rate in amount equal to the LIBOR rate plus 0.50% per annum and the Company incurred associated interest cost for the year ended December 31, 2007 of $3.9 million.

Interest Capitalized to Film Costs.    Interest capitalized to film costs during the years ended December 31, 2009, 2008 and 2007 totaled $1.1 million, $3.0 million and $8.6 million, respectively.

9. Income Taxes

The following are the components of the provision for income taxes (in thousands) for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Current:
Federal	$(11,894)	$(1,452)	$42,324
State and local	953	(1,244)	6,420
Foreign	1,211	1,420	1,571

Total current provision (benefit)	(9,730)	(1,276)	50,315
Deferred:
Federal	20,854	21,616	(40,930)
State and local	(1,474)	—	—

Total deferred provision (benefit)	19,380	21,616	(40,930)

Total income tax provision	$9,650	$20,340	$9,385

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for the years ended December 31, 2009, 2008 and 2007 differs from the amounts computed by applying the U.S. Federal statutory rate of 35% to income before income taxes and decrease (increase) in income tax benefit payable to former stockholder (as pursuant to the Stockholder’s Tax Agreement) as a result of the following:

	2009	2008	2007
Provision for income taxes (excluding effects of former Stockholder’s Tax Agreement(1)):
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.0	1.8	1.8
Revaluation of deferred tax assets, net	(7.5)	(5.2)	(3.7)
Export sales exclusion/manufacturers deduction	(0.7)	(5.8)	(1.3)
Other	(2.4)	(2.3)	0.3

Total provision excluding effect of former Stockholder’s Tax Agreement(1)	25.4%	23.5%	32.1%

Effects of former Stockholder’s Tax Agreement(1):
U.S. state taxes, net of Federal benefit	(1.3)	(1.2)	(0.9)
Revaluation of deferred tax assets, net	(21.3)	(12.2)	(27.1)
Export sales exclusion/manufacturers deduction	0.7	1.0	0.6
Other	1.3	(0.2)	(1.7)

Total effect of former Stockholder’s Tax Agreement(1)	(20.6)%	(12.6)%	(29.1)%

Total net provision for income taxes	4.8%	10.9%	3.0%

(1)

The Company is obligated to remit to the affiliate of a former significant stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits (see Note 2).

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below (in thousands).

	December 31,
	2009	2008
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder’s Tax Agreement)	$384,445	$438,095
Stock compensation	26,733	32,521
Other liabilities	12,115	10,535
Fixed assets	3,901	5,769
Film development basis	14,147	11,560
Other	14,250	10,074

Deferred tax assets	455,591	508,554
Less: Valuation allowance	(350,109)	(422,770)

Deferred tax assets (net of valuation allowance)	105,482	85,784

Deferred tax liabilities:
Film basis (net of amortization) and other	(97,813)	(58,735)

Deferred tax liabilities	(97,813)	(58,735)

Net deferred tax assets	$7,669	$27,049

The valuation allowance decreased by $72.7 million and $33.5 million for the years ended December 31, 2009 and 2008, respectively.

Income tax expense (benefit) attributable to equity-based transactions of $(0.5) million and $0.5 million were allocated to stockholders’ equity for the years ended December 31, 2009 and 2008, respectively.

Federal and state net operating loss carryforwards totaled $8.5 million and $0.2 million, respectively, as of December 31, 2009 and will begin to expire in 2018 and 2014, respectively.

The Company’s California Franchise tax returns for the years ended December 31, 2004 through 2007 are currently under examination by the Franchise Tax Board (“FTB”). The Internal Revenue Service (“IRS”) concluded its audits of the Company’s federal income tax return for the periods through December 31, 2006. The Company’s federal income tax returns for the tax years ended December 31, 2007 and 2008 are currently under examination by the IRS. All tax years since the Company’s separation from Old DreamWorks Studios remain open to audit by all state and local taxing jurisdictions.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances and activity in the unrecognized tax benefits from December 31, 2007 to 2009 are presented below (in thousands):

	Accrued Taxes	Deferred Taxes	Deferred Tax Valuation Allowance	Interest and Penalties	Former Stockholder Payable	Total
Balance at December 31, 2006	$7,287	$—	$—	$2,238	$—	$9,525
Adoption of FIN 48	11,347	52,419	(56,563)	(914)	(4,163)	2,126
Prior year additions	1,076	—	56,563	—	4,163	61,802
Prior year reductions	(9,406)	(52,419)	—	(99)	—	(61,924)
Settlements of prior years	(629)	—	—	—	—	(629)
Current year additions	1,073	—	—	951	—	2,024

Balance at December 31, 2007	10,748	—	—	2,176	—	12,924
Prior year additions	1,646	—	—	98	599	2,343
Prior year reductions	(8,645)	—	—	(1,871)	—	(10,516)
Settlements of prior years	219	—	—	—	—	219
Current year additions	763	—	—	273	85	1,121

Balance at December 31, 2008	4,731	—	—	676	684	6,091
Prior year additions	404	—	—	6	382	792
Current year additions	1,614	—	—	281	417	2,312

Balance at December 31, 2009(1)	$6,749	$—	$—	$963	$1,483	$9,195

(1)	The unrecognized tax benefits as of December 31, 2009, if fully realized, would affect the Company’s future effective tax rate.

As of December 31, 2009, any changes that are reasonably possible to occur within the next 12 months to the Company’s unrecognized tax benefits are not expected to be material.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Arrangement with Affiliate of a Former Stockholder.    The Company has an arrangement with an affiliate of a former significant stockholder (who was a stockholder during the year ended December 31, 2007) to share tax benefits generated by the stockholder (see Note 2 and 9).

Aircraft Sub-lease Agreement with a Stockholder.    In June 2008, the Company entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expense on Mr. Katzenberg’s Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 34 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the years ended December 31, 2009 and 2008, the Company incurred $1.2 million and $0.9 million of costs related to the sublease.

11. Commitments and Contingencies

The Company has entered into various noncancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2010 and 2012. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2009, 2008 and 2007, the Company incurred lease expense of approximately $7.6 million, $6.9 million and $5.1 million, respectively.

Future minimum lease commitments for all leases are as follows (in thousands):

Operating Lease Commitments
2010	$7,257
2011	6,159
2012	3,575
2013 and thereafter	—

Total	$16,991

Additionally, as of December 31, 2009, the Company had a contractual commitment related to the expansion of its headquarters located in Glendale, California totaling approximately $7.5 million that is payable over the next year and had non-cancelable talent commitments totaling approximately $30.8 million that are payable over the next five years.

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

Class A and Class B Common Stock Transactions

Secondary Public Offering.    On August 9, 2007, a stockholder sold 10,186,137 shares of the Company’s Class A common stock in a registered secondary public offering (the “2007 Offering”). The Company did not receive any proceeds from the 2007 Offering and, as the shares of Class A common stock sold in the 2007 Offering were comprised entirely of existing outstanding shares held by the stockholder, there was no change to the total amount of the Company’s shares outstanding. Certain of the Company’s significant stockholders continue to have demand registration rights granted to them at the time of the Company’s initial public offering.

Stock Repurchase Programs.    In December 2007, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to an aggregate of $150.0 million of its outstanding stock. In July 2008, the Company’s Board of Directors terminated the December 2007 share repurchase program, which had approximately $62.0 million of unused authorization, and approved a new stock repurchase program pursuant to which the Company was authorized to repurchase up to an additional aggregate of $150.0 million of its outstanding stock. Pursuant to these programs, during the year ended December 31, 2008, the Company repurchased approximately 6.8 million shares of its outstanding Class A common stock for approximately $184.7 million. Additionally, for the period January 1, 2009 through April 21, 2009, the Company repurchased approximately 2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to the program approved in July 2008. On April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and authorized a new stock repurchase

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. The Company has made no purchases under its new authorization as of February 23, 2010.

Additionally, during the year ended December 31, 2007, pursuant to a another stock repurchase program previously approved by the Company’s Board of Directors, the Company repurchased 6,319,763 million shares of the Company’s stock for a total of $193.4 million, which was the total amount authorized under the program. Purchases made under the program included $150.0 million of shares of Class A common stock purchased directly from a former stockholder (see Note 10). In addition, during 2007, pursuant to individual stock repurchase agreements approved by the Company’s Board of Directors, the Company repurchased 3,126,500 shares of the Company’s Class A common stock from various charitable organizations for an aggregate cost of $97.2 million. These purchases involved the purchase of 1,100,000 shares from a charitable foundation established by Mr. Geffen and 1,257,000 shares from a different foundation. Both foundations received the shares via donation from Mr. Geffen, who, prior to their donation, converted them into the Company’s Class A common stock from an equal number of previously outstanding Class B common stock. Additionally, in 2007 the Company also repurchased 357,000 shares of the Company’s Class A common stock directly from Mr. Geffen for an aggregate purchase price of $10.1 million.

Other Conversions of Class B Common Stock.    During 2008 and 2007, Mr. Geffen converted 1,565,000 and 336,000 shares, respectively, of the Company’s Class B common stock into an equal amount of shares of the Company’s Class A common. These transactions had no impact on the total amount of the Company’s shares outstanding.

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

13. Employee Benefits Plan

401(k) Plan

The Company sponsors a defined contribution retirement plan (the “401(k) Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 40(k) Plan. The maximum contribution for the Company’s match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Sec. 415 of the IRC. The costs of the Company’s match, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $1.9 million, $1.5 million and $1.4 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Equity Plans

In February 2008, the Company’s Board of Directors approved, subject to approval by the Company’s stockholders, the 2008 Omnibus Incentive Compensation Plan (“2008 Omnibus Plan”). The Company’s stockholders approved the 2008 Omnibus Plan in May 2008. Concurrent with such approval, the 2008 Omnibus Plan automatically terminated, replaced and superseded the Company’s prior plan, the 2004 Omnibus Incentive Compensation Plan (“2004 Omnibus Plan” and, collectively, with the 2008 Omnibus Plan the “Omnibus Plans”), except that any awards granted under the Prior Omnibus Plan would remain in effect pursuant to their original terms. Both Omnibus Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units and other stock equity awards to the Company’s employees, directors and consultants. Pursuant to the 2008 Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the 2008 Omnibus Plan is (i) 8.3 million, plus (ii) any shares with respect to awards granted under the 2004 Omnibus Plan that are forfeited following the adoption date of the 2008 Omnibus Plan. Pursuant to an amendment to the 2008 Omnibus Plan approved by the Company’s stockholders on June 10, 2009, for any restricted stock award (or similar award) granted after such date the number of shares available for future awards will be reduced by 1.6 times the number of shares subject to such award. As of December 31, 2009, approximately 3.1 million shares were available for future grants of equity awards under the 2008 Omnibus Plan.

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the years ended December 31, 2009, 2008 and 2007, respectively, was as follows (in thousands):

	2009	2008	2007
Total equity-based compensation	$30,191	$37,600	$34,037
Tax impact(1)	(7,668)	(8,836)	(10,915)

Reduction in net income	$22,523	$28,764	$23,122

(1)	Tax impact is determined at the Company’s blended effective tax rate, excluding the effect of the former Stockholder’s Tax Agreement (see Note 9).

Equity-based compensation cost capitalized as a part of film costs was $10.7 million, $7.1 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.

The following table summarizes information about restricted stock activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2009		2008		2007
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	3,413	$28.33	2,687	$28.88	2,551	$27.88
Granted	1,536	$27.02	1,282	$28.12	613	$31.21
Vested	(1,523)	$28.28	(489)	$29.09	(369)	$28.08
Forfeited	(194)	$28.42	(67)	$29.29	(108)	$28.88

Balance at end of year	3,232	$27.72	3,413	$28.33	2,687	$28.88

Compensation cost related to restricted stock awards that vest solely upon service is based upon the market price of the Company’s stock on the date of grant, and is recognized on a straight-line basis over a requisite service period of four to seven years. In addition, the Company has granted restricted stock awards that vest either upon the achievement of certain cumulative performance goals over a four-year period as set by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or certain market-based criteria (such as stock price appreciation). In addition to the attainment of either the performance or market-based criteria, the vesting of the individual awards is further subject to the completion of required service periods ranging from three to five years. The following table summarizes by year of grant the number of restricted stock awards for which vesting is subject to the achievement of either performance or market-based criteria (in thousands):

Year of Grant (1)	Performance- Based	Market- Based	Total
2009	—	900	900
2008	—	516	516
2006	41	41	82
2005	1,021	—	1,021

Total	1,062	1,457	2,519

(1)	The Company made no grants of restricted stock for which vesting was subject to performance or market-based criteria during the year ended December 31, 2007.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2009, the Compensation Committee certified that the related four-year cumulative performance goals had been achieved with respect to approximately 900,000 shares of the performance-based restricted stock granted in 2005. Approximately 100,000 shares of the performance-based restricted stock granted in 2005 were forfeited because the related performance goals were not satisfied. Additionally, in February 2010, the Compensation Committee certified that the related four-year cumulative performance goals and the required market conditions had been achieved with respect to all of the performance-based and market-based restricted stock granted in 2006. The total intrinsic value of restricted shares that vested totaled $40.7 million during 2009, $12.8 million during 2008 and $11.2 million during 2007. The total fair value at grant of restricted stock that vested during 2009, 2008 and 2007 was $43.1 million, $14.2 million and $10.4 million, respectively.

The fair value of stock option grants or stock appreciation rights (which are to be settled in stock) with a service or performance-based vesting condition is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the Company’s dividend yield, volatility of the Company’s stock, the risk-free interest rate and expected option term. Given the Company’s lack of sufficient historical exercise data for stock option grants, it uses the “simplified” method of calculating the weighted average expected term. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available, the Company will utilize another method to determine the weighted average expected term. In addition, the Company’s estimate of volatility incorporates both historical volatility and the implied volatility of publicly traded options. Equity awards of stock options and stock appreciation rights are generally granted with an exercise price based on the market price of the Company’s stock on the date of grant, generally vest over a term of four to seven years and expire 10 years after the date of grant. Compensation cost for stock options is recognized ratably over the vesting period. Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The assumptions used in the Black-Scholes model were as follows:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	37-42%	31-35%	31-35%
Risk-free interest rate	2.55-3.06%	2.75-3.52%	3.94%-4.80%
Weighted average expected term (years)	6.25	6.25	6.2

For equity awards subject to market-based conditions (such as stock-price appreciation), the Company uses a Monte-Carlo simulation option-pricing model to determine the grant-date fair value.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes information about stock option\stock appreciation rights activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2009		2008		2007
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	5,699	$28.75	4,680	$28.62	3,693	$27.29
Options granted	2,632	$27.14	1,214	$28.06	1,225	$31.44
Options exercised	(290)	$26.27	(110)	$15.05	(116)	$15.30
Options expired/canceled	(210)	$28.48	(85)	$29.16	(122)	$29.21

Balance at end of year	7,831	$28.30	5,699	$28.75	4,680	$28.62

Of stock option\stock appreciation rights awards granted by the Company, the following table sets forth by grant year the number for which vesting are further subject to the achievement of certain performance or market-based criteria (in thousands):

Year of Grant (1)	Performance- Based	Market- Based	Total
2009	—	1,600	1,600
2006	28	28	56
2005	690	—	690

Total	718	1,628	2,346

(1)	The Company made no grants of stock options or stock appreciation rights for which vesting was subject to performance or market-based criteria during the years ended December 31, 2008 or 2007.

In February 2009, the Compensation Committee certified that the related four-year cumulative performance goals had been achieved with respect to all the performance-based stock options granted

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2005. Additionally, in February 2010, the Compensation Committee certified that the related four-year cumulative performance goals and required market conditions had been achieved with respect to all the performance-based and market-based stock options granted in 2006. The weighted average grant-date fair value of options granted during the years 2009, 2008 and 2007 was $9.71, $10.98 and $12.59, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised totaled $2.3 million during 2009, $1.5 million during 2008 and $1.8 million during 2007.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2009:

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$8.06	50,914	0.33	$8.06	50,914	$8.06
$19.29-$26.92	1,946,870	8.84	$24.38	173,647	$25.20
$27.06-28.00	1,387,296	4.87	$27.96	1,297,135	$27.96
$28.10-$32.31	4,214,068	7.73	$30.13	1,648,818	$29.82
$32.86-$37.51	230,803	6.41	$34.60	161,266	$35.26
$37.58-$39.36	1,496	5.09	$37.60	1,296	$37.61

Total	7,831,447	7.41	$28.30	3,333,076	$28.79

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2009 was $91.2 million and $37.2 million, respectively.

In addition to the awards described above, in January 2005, additional performance compensation awards with respect to approximately 1,021,000 shares of Common Stock were granted to certain named executive officers. No compensation costs were recorded for these awards because management had determined that it was not probable that the objective performance goals set by the Compensation Committee would be achieved over the four-year performance period. In February 2009, the Compensation Committee confirmed that these awards had been forfeited because the four-year performance goals were not achieved.

Management makes estimates of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of December 31, 2009, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $96.2 million and will be amortized on a straight-line basis over a weighted average of 1.8 years.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes to the Company’s underlying stock price or satisfaction of performance criteria for performance-based awards granted to employees could significantly impact compensation expense to be recognized in future periods. In addition, future grants of equity awards will result in additional compensation expense in future periods.

Other Employee Benefit Plans

Effective July 2007, the Company adopted the Special Deferral Election Plan (the “Plan”), a non-qualified deferred compensation plan. The Plan is available for selected employees of the Company and its subsidiaries. For the years ended December 31, 2009, 2008 and 2007, the activity associated with the Plan was not material.

14. Significant Customer, Segment and Geographic Information

Significant Customer.    A substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 83.6%, 77.8% and 87.8% of total revenue of the years ended December 31, 2009, 2008 and 2007, respectively.

Revenue by Film and Other.

The Company’s revenues by film and other are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Monsters vs. Aliens	$83,331	$—	$—
Kung Fu Panda	106,132	211,513	—
Madagascar: Escape 2 Africa	232,374	23,966	—
Shrek the Third	54,320	119,985	380,599
Bee Movie(1)	36,653	111,386	11,688
Over the Hedge	21,585	35,176	91,211
Flushed Away	26,824	25,274	38,939
Film Library / Other(2)	163,960	122,752	244,741

	$725,179	$650,052	$767,178

(1)

Bee Movie was released during the quarter ended December 31, 2007. Pursuant to the terms of the Paramount Agreements, because the distribution and marketing expenses incurred by Paramount in the year of the film’s release exceeded that film’s gross revenues for such year, no revenue was reported to the Company directly from Paramount with respect to that film in its year of release.

(2)

“Film Library / Other” primarily includes film library revenue from Antz, Prince of Egypt, The Road to El Dorado, Chicken Run, Joseph: King of Dreams, Shrek, Spirit: Stallion of the Cimarron, Sinbad: Legend of the Seven Seas, Shrek 2, Shark Tale, Wallace & Gromit: The Curse of the Were-Rabbit and Madagascar. In addition, it includes revenue from stage musicals and television specials.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.    The Company operates in a single segment: the production and distribution of animated films. Revenues attributable to foreign countries were approximately $347.0 million, $278.3 million and $340.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Long-lived assets located in foreign countries were not material.

15. Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	2009	2008	2007
Numerator:
Net income	$151,035	$142,498	$218,364
Denominator:
Weighted average common shares and denominator for basic calculation
Weighted average common shares outstanding	86,818	91,598	102,144
Less: Unvested restricted stock	(433)	(1,718)	(2,061)

Denominator for basic calculation	86,385	89,880	100,083

Weighted average effects of dilutive equity-based compensation awards
Employee stock options/stock appreciation rights	74	100	159
Restricted stock awards	842	996	227

Denominator for diluted calculation	87,301	90,976	100,469

Net income per share—basic	$1.75	$1.59	$2.18

Net income per share—diluted	$1.73	$1.57	$2.17

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because they were anti-dilutive.

	2009	2008	2007
Options to purchase shares of common stock	1,642	1,878	1,264
Stock appreciation rights	3,482	2,680	1,484
Equity awards subject to performance or market conditions	2,187	257	1,849

Total	7,311	4,815	4,597

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2009
Revenues	$263,524	$131,990	$135,448	$194,217
Gross profit	107,118	57,968	46,382	80,344
Income before provision for income taxes	70,040	24,616	21,838	44,191
Net income	62,310	25,556	19,608	43,561
Basic net income per share	$0.71	$0.30	$0.23	$0.50
Diluted net income per share	$0.71	$0.30	$0.23	$0.50

2008
Revenues	$157,172	$141,530	$151,525	$199,825
Gross profit	60,681	65,438	76,007	82,441
Income before provision for income taxes	28,289	33,533	42,131	58,885
Net income	26,099	27,493	37,351	51,555	(1)
Basic net income per share	$0.28	$0.30	$0.42	$0.59
Diluted net income per share	$0.28	$0.30	$0.41	$0.58

(1)	During the quarter ended December 31, 2008, the Company recognized tax benefits totaling $10.5 million related to the resolution of uncertain tax positions taken in prior years (See Note 9).

17. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2009, 2008 and 2007 (in thousands):

	Balance at Beginning of Year	(Credited) Charged to Operations	Deductions and Bad Debt Write-offs	Balance at End of Year
Trade accounts receivable and Receivable from distributor
Allowance for doubtful accounts and Reserve for returns
2009	$4,381	$1,350	$(2,920)	$2,811
2008	$4,504	$2,049	$(2,172)	$4,381
2007	$865	$3,990	$(351)	$4,504

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/05

2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/06

3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-Q	001-32337	3.2	7/29/08

3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/08/05

4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/05

4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/05

4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/05

10.1*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/05

10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.3	Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/05

10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/05

10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/05

10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/05

10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/05

10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/06

10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/05

10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/05

10.12†	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004	10-K	001-32337	10.10	3/28/05

10.13†	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)	10-K	001-32337	10.11	3/28/05

10.14†	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.12	3/28/05

10.15†	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.13	3/28/05

10.16†	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002	10-K	001-32337	10.14	3/28/05

10.17†	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.15	3/28/05

10.18*	Amended and Restated Employment Agreement, dated as of April 22, 2009, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.1	4/28/09

10.19*	Amended and Restated Employment Agreement, dated as of October 25, 2007, by and between DreamWorks Animation SKG, Inc. and Roger Enrico	8-K	001-32337	99.3	10/31/07

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.20*	Amended and Restated Employment Agreement, dated as of July 24, 2008, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	10-Q	001-32337	10.4	7/29/08

10.21*	Amended and Restated Employment Agreement, dated as of October 23, 2008, between DreamWorks Animation SKG, Inc. and Ann Daly	10-Q	001-32337	10.8	10/28/08

10.22*	Amended and Restated Employment Agreement, dated as of October 25, 2007, between DreamWorks Animation SKG, Inc. and Katherine Kendrick	8-K	001-32337	99.6	10/31/07

10.23*	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and David Geffen	10-K	001-32337	10.21	3/28/05

10.24*	Consulting Agreement dated October 8, 2004, between DreamWorks Animation SKG, Inc. and Steven Spielberg	10-K	001-32337	10.22	3/28/05

10.25	Credit Agreement, dated June 24, 2008, among DreamWorks Animation SKG, Inc. and the lenders party thereto	8-K	001-32337	99.1	6/27/08

10.26	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/05

10.27	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/06

10.28	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.29	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/05

10.30	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/05

10.31†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/05

10.32†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/05

10.33*	Form of Restricted Share Award Agreement.	10-Q	001-32337	10.7	10/31/07

10.34*	Form of Restricted Stock Unit Award Agreement	10-Q	001-32337	10.6	10/31/07

10.35*	Form of Stock Appreciation Right Award Agreement (Time Vested).	10-Q	001-32337	10.5	10/31/07

10.36*	Form of Restricted Stock Unit Award Agreement (Non-employee Directors).	10-Q	001-32337	10.9	10/31/07

10.37*	Form of Stock Appreciation Right Award Agreement (Non-employee Directors).	10-Q	001-32337	10.8	10/31/07

10.38*	Form of Stock Appreciation Rights Award Agreement (Performance).	8-K	001-32337	99.5	12/1/06

10.39*	Form of Restricted Share Award Agreement (Performance).	8-K	001-32337	99.6	12/1/06

10.40*	Form of Performance Compensation Award Agreement.	8-K	001-32337	99.7	12/1/06

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.41*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and Anne Globe	10-K	001-32337	10.45	2/27/08

10.42*	Special Deferral Election Plan— Basic Plan Document	10-Q	001-32337	10.1	10/28/08

10.43*	Special Deferral Election Plan— Adoption Agreement	10-Q	001-32337	10.2	10/28/08

10.44*	Amended and Restated Employment Agreement dated as of October 25, 2007 by and between DreamWorks Animation SKG, Inc. and Philip Cross	10-K	001-32337	10.50	2/27/08

10.45*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and William Damaschke	10-K	001-32337	10.51	2/27/08

10.46*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and John Batter	10-K	001-32337	10.52	2/27/08

10.47*	Form of Amendment Number One dated as of October 25, 2007 to Performance Compensation Award Agreement	10-Q	001-32337	10.5	10/31/07

10.48*	Form of Amendment Number One dated as of October 25, 2007 to Restricted Stock Unit Award Agreement	10-Q	001-32337	10.6	10/31/07

10.49*	Amended and Restated 2008 Omnibus Incentive Compensation Plan	10-Q	001-32337	10.4	4/29/09

10.50*	2008 Annual Incentive Plan	10-K	001-32337	10.61	2/27/08

10.51*	Letter dated February 21, 2008 from Jeffrey Katzenberg to the Company regarding waiver of certain awards	10-K	001-32337	10.62	2/27/08

10.52	Non-exclusive Aircraft Sublease Agreement dated as of June 11, 2008 by and between the Company and M&JK Dream, LLC	8-K	001-32337	99.1	6/13/08

10.53*	Letter Agreement dated as of July 24, 2008 by and between the Company and Roger Enrico	10-Q	001-32337	10.3	7/29/08

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.54	Repurchase Agreement dated as of August 11, 2008 by and between the Company and The Wunderkinder Foundation	8-K	001-32337	99.1	8/12/08

10.55	Time Sharing Agreement dated as of October 16, 2008 by and between Amblin’ Films, LLC and the Company	8-K	001-32337	99.1	10/22/08

10.56	Time Sharing Agreement dated as of February 18, 2010 by and between the Company and NPM Management, LLC					X

10.57*	Form of Performance Compensation Award Agreement (2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/06/08

10.58*	Form of Stock Appreciation Right Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.1	4/30/08

10.59*	Form of Restricted Stock Unit Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.2	4/30/08

10.60*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.3	4/30/08

10.61*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (Enrico) (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.6	10/29/08

10.62*	Form of Restricted Share Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.7	10/29/08

10.63*	Employment Agreement dated as of April 22, 2009 by and between the Company and Daniel Satterthwaite	10-Q	001-32337	10.2	04/29/09

10.64	Aircraft Sublease Agreement dated as of April 22, 2009 by and between the Company and M&J K Dream, LLC	10-Q	001-32337	10.3	04/29/09

10.65*	DreamWorks Animation SKG, Inc. Amended and Restated Omnibus Incentive Compensation Plan	10-Q	001-32337	10.4	04/29/09

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

10.66†	License Agreement effective as of January 1, 1999 by and between DreamWorks Animation LLC, DW II Management Inc. and Steven Spielberg	8-K	001-32337	99.1	08/21/09

10.67*	Employment Agreement dated as of October 30,2009 by and between the Company and Rich Sullivan					X

10.68*	Employment Agreement dated as of February 18, 2010 by and between the Company and Andrew Chang					X

10.69*	Employment Agreement dated as of February 27, 2010 by and between the Company and Heather O’Connor					X

10.70*	Amendment No. 1 dated as of December 18, 2009 to Employment Agreement by and between the Company and Philip Cross					X

14	Code of Business Conduct and Ethics					X

21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Management contract or compensatory plan or arrangement.