Form 10-Q
period 2010-03-31
DreamWorks Animation SKG, Inc.
filed 2010-04-28
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of March 31, 2010, there were 76,484,926 shares of Class A common stock and 10,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$218,387	$231,245
Trade accounts receivable, net of allowance for doubtful accounts	53,647	42,175
Income taxes receivable	4,632	9,016
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	134,519	171,292
Film costs, net	723,686	695,963
Prepaid expenses and other assets	49,989	41,463
Property, plant and equipment, net of accumulated depreciation and amortization	168,767	161,558
Deferred taxes, net	8,207	7,669
Goodwill	34,216	34,216

Total assets	$1,396,050	$1,394,597

Liabilities and Equity
Liabilities:
Accounts payable	$2,105	$2,400
Accrued liabilities	100,840	111,281
Payable to former stockholder	53,945	67,456
Deferred revenue and other advances	49,377	60,870

Total liabilities	206,267	242,007
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 96,975,381 and 95,967,515 shares issued, as of March 31, 2010 and December 31, 2009, respectively	970	960
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 11,419,461 shares issued and outstanding, as of March 31, 2010 and December 31, 2009, respectively	108	114
Additional paid-in capital	940,471	922,681
Retained earnings	817,965	796,296
Less: Class A Treasury common stock, at cost, 20,490,455 and 20,430,031 shares, as of March 31, 2010 and December 31, 2009, respectively	(569,731)	(567,461)

Total stockholders’ equity	1,189,783	1,152,590

Total liabilities and stockholders’ equity	$1,396,050	$1,394,597

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Revenues	$162,143	$263,524
Costs of revenues	106,183	156,406

Gross profit	55,960	107,118
Product development	185	2,368
Selling, general and administrative expenses	23,510	20,691

Operating income	32,265	84,059
Interest income, net	59	539
Other income, net	2,093	1,452
Increase in income tax benefit payable to former stockholder	(8,188)	(16,010)

Income before income taxes	26,229	70,040
Provision for income taxes	4,560	7,730

Net income	$21,669	$62,310

Basic net income per share	$0.25	$0.71
Diluted net income per share	$0.24	$0.71
Shares used in computing net income per share
Basic	86,838	87,465
Diluted	88,709	88,102

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Operating activities
Net income	$21,669	$62,310
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and write off of film costs	96,875	135,237
Stock compensation expense	6,674	5,854
Depreciation and amortization	629	726
Revenue earned against deferred revenue and other advances	(29,898)	(10,831)
Deferred taxes, net	(538)	13,548
Change in operating assets and liabilities:
Trade accounts receivable	(11,472)	(448)
Receivable from Paramount	36,773	(46,762)
Film costs	(116,670)	(101,657)
Prepaid expenses and other assets	(8,963)	(9,664)
Accounts payable and accrued liabilities	(10,597)	(29,431)
Payable to former stockholder	(13,511)	(9,686)
Income taxes payable/receivable, net	4,345	(5,022)
Deferred revenue and other advances	19,889	38,496

Net cash (used in) provided by operating activities	(4,795)	42,670

Investing activities
Purchases of property, plant and equipment	(13,928)	(13,411)

Net cash used in investing activities	(13,928)	(13,411)

Financing Activities
Receipts from exercise of stock options	7,964	21
Excess tax benefits from employee equity awards	171	—
Purchase of treasury stock	(2,270)	(31,294)

Net cash provided by (used in) financing activities	5,865	(31,273)

Decrease in cash and cash equivalents	(12,858)	(2,014)
Cash and cash equivalents at beginning of period	231,245	262,644

Cash and cash equivalents at end of period	$218,387	$260,630

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for income taxes, net	$563	$(878)

Cash paid during the period for interest, net of amounts capitalized	$149	$218

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to expand its business of creating high-quality entertainment through the development and production of non-theatrical special content such as television specials and series, live theatrical stage performances and online virtual world games based on characters from its feature films.

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2009, was derived from audited financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film and television product, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options and other equity awards for stock-based compensation. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue arrangements with multiple deliverables which is effective for the Company as of January 1, 2010. The guidance revises the criteria for separating, measuring, and allocating consideration received for deliverables under multiple element arrangements. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The implementation of the new accounting guidance did not have an impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued an amendment to previously issued guidance on subsequent events. The amended guidance removed the requirement for SEC filers to disclose the date through which subsequent events were evaluated in both originally issued and reissued financial statements.

2. Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, accounts payable and advances approximates carrying value due to the short-term maturity of such instruments. The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheet. The fair value of these investments was measured based on quoted prices in active markets.

3. Film Costs

Film costs consist of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
In release, net of amortization(1)	$300,872	$233,109
In production	399,574	441,489
In development	23,240	21,365

Total film costs	$723,686	$695,963

(1)	Includes $14.3 million and $13.3 million of stage musical costs at March 31, 2010 and December 31, 2009, respectively.

The Company anticipates that 51.4% and 86.4% of “in release” film costs as of March 31, 2010 will be amortized over the next 12 months and three years, respectively.

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Employee compensation	$30,329	$39,087
Participations and residuals	43,376	38,592
Deferred rent	3,666	4,023
Other accrued liabilities	23,469	29,579

Total accrued liabilities	$100,840	$111,281

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2010, the Company estimates that over the next 12 months it will pay approximately $26.4 million of its accrued participation and residual costs.

5. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 and the related amounts earned and recorded either as revenue in the consolidated statements of income or capitalized as an offset to film costs for the three-month periods ended March 31, 2010 and 2009 (in thousands):

			Amounts Earned
	March 31, 2010	December 31, 2009	Three Months Ended March 31,
			2010	2009
	(unaudited)		(unaudited)
Home Box Office Inc. Advance	$—	$—	$13,333	$—
Licensing Advances	35,017	44,045	9,028	3,097
Deferred Revenue	6,141	5,542	1,707	1,767
Strategic Alliance/Development Advances(1)	1,275	1,767	2,993	3,810
Other Advances	6,944	9,516	4,321	4,657

Total deferred revenue and other advances	$49,377	$60,870

(1)

During the three months ended March 31, 2010 and 2009, of the total amounts earned against the “Strategic Alliance/Development Advances,” $1.5 million and $2.5 million, respectively, were capitalized as an offset to film costs or property, plant and equipment.

6. Financing Arrangements

Revolving Credit Facility. The Company has a $125.0 million revolving credit facility with a number of banks which terminates in June 2013. There was no debt outstanding for the respective periods. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets. Interest costs incurred as a result of the commitment fee was $0.1 million for each of the three-month periods ended March 31, 2010 and 2009.

Animation Campus Financing. In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009. Accordingly, during the three months ended March 31, 2010, the Company did not incur any interest expense related to this financing. During the three months ended March 31, 2009, the Company incurred $0.3 million of related interest expense.

As of March 31, 2010, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. There was no interest capitalized to film costs during the three months ended March 31, 2010. Interest capitalized to film costs during the three months ended March 31, 2009 totaled $0.3 million.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

Set forth below is a reconciliation of the components that caused the Company’s provision for income taxes (including the income statement line item “Income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Provision for income taxes (combined with Increase in Income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.4	1.7
Revaluation of deferred tax assets, net	3.0	(7.4)
Other	(2.4)	(1.7)

Total provision for income taxes (combined with Increase in income tax benefit payable to former stockholder)(1)(2)	37.0%	27.6%

Less: Increase in income tax benefit payable to former stockholder(1)
U.S. state taxes, net of Federal benefit	(1.1)	(1.4)
Revaluation of deferred tax assets, net	(22.3)	(17.3)
Other	(0.3)	0.1

Total increase in income tax benefit payable to former stockholder(1)	(23.7)%	(18.6)%

Total provision for income taxes	13.3%	9.0%

(1)

Income tax benefit payable to former stockholder: The Company is obligated to remit to an affiliate of a former significant stockholder 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Refer to the Company’s 2009 Form 10-K for a more detailed description.

(2)	For the three months ended March 31, 2010, includes an adjustment primarily related to deferred tax assets (net of valuation allowance) of approximately $2.1 million associated with prior year taxes.

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

8. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program. In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. For the period January 1, 2009 through April 21, 2009, the Company repurchased approximately 2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to this program. On April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. The Company repurchased 0.7 million shares of its outstanding Class A Common Stock for $27.6 million during the month of March 2010, which did not settle until subsequent to March 31, 2010. As of April 27, 2010, the Company had repurchased an aggregate of 0.9 million shares of its outstanding Class A Common Stock for approximately $36.6 million pursuant to the 2009 stock repurchase program and has remaining authorization to purchase approximately $113.3 million of its outstanding stock.

Class B Common Stock

In March 2010, 580,730 shares of the Company’s Class B common stock were converted into an equal amount of shares of the Company’s Class A common stock at the request of David Geffen, a significant stockholder, who owned such shares. Mr. Geffen, in turn, donated these shares to a charitable foundation that was established by him. These transactions had no impact on the total amount of the Company’s shares outstanding.

9. Equity-Based Compensation

The Company recognizes stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods. The Company has awarded some equity awards to senior management that are dependent upon the achievement of established sets of market-based criteria. Compensation cost for service-based equity awards is recognized ratably over the vesting period. In addition, the Company has granted equity awards of stock appreciation rights and restricted shares subject to market-based conditions. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three-month periods ended March 31, 2010 and 2009, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Total equity-based compensation	$6,674	$5,854
Tax impact(1)	(2,469)	(1,616)

Reduction in net income, net of tax	$4,205	$4,238

(1)	Tax impact is determined at the Company’s annual blended effective tax rate, which includes the income statement line item “Income tax benefit payable to former stockholder” (see Note 7).

Compensation cost capitalized as a part of film costs was $3.0 million and $2.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the number and weighted average grant-date fair value of equity awards granted during the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	Number Granted	Weighted Average Grant-Date Fair Value
	(unaudited)
	(in thousands)
2010
Stock appreciation rights	14	$17.62
Restricted stock and restricted stock units	51	$43.46
2009
Stock appreciation rights	15	$8.41
Restricted stock and restricted stock units	20	$19.29

As of March 31, 2010, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $85.1 million and will be amortized on a straight-line basis over a weighted average remaining life of 1.7 years.

10. Significant Customer

Significant Customer. A substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 58.5% and 93.6% of total revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

11. Related Party Transactions

In June 2008, the Company entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg’s Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 34 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. The Company did not incur significant costs during the three months ended March 31, 2010 and 2009.

12. Commitments and Contingencies

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Numerator:
Net income	$21,669	$62,310
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	87,271	88,340
Less: Unvested restricted stock	(433)	(875)

Denominator for basic calculation	86,838	87,465

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	963	53
Restricted stock awards	908	584

Denominator for diluted calculation	88,709	88,102

Net income per share—basic	$0.25	$0.71
Net income per share—diluted	$0.24	$0.71

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Options to purchase shares of common stock and restricted stock awards	—	1,887
Stock appreciations rights	972	3,613

Total	972	5,500

In addition, 2.8 million (which is comprised of 1.2 million restricted stock awards and 1.6 million stock appreciation rights) and 0.6 million shares of equity awards that are contingently issuable were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of March 31, 2010 and 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q (the “Quarterly Report”) contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our 2009 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.

Overview

Our Business and Distribution and Servicing Arrangements

Our business is currently devoted to developing and producing animated feature films. Our films are distributed in the worldwide theatrical, home entertainment and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2009 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to expand our business of creating high-quality entertainment through the development and production of non-theatrical special content such as television specials and series, live theatrical stage performances and online virtual world games based on our films.

Our Revenues and Costs

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

In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product and home entertainment companies worldwide and we recently have begun to expand our business beyond our core feature film business, including the development, production and licensing of animated television specials and live theatrical stage performances. For certain properties, we have entered into exclusive licensing and promotional arrangements. Additionally, in late March 2010, our online virtual world game, based on our film Kung Fu Panda, was made commercially available primarily on a promotional basis. Revenue and costs generated by the virtual world during the three months ended March 31, 2010 were not material. These activities are not typically subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties.

Our primary operating expenses include:

•

Costs of Revenues—Our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, participation and residual costs for our feature films and television specials and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs for feature films would only be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. Our costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs and other product costs associated with our live theatrical stage performances and certain television specials as these activities are not typically subject to the Paramount Agreements.

•

Selling, General and Administrative Expenses—Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock compensation and employee benefits), rent, insurance and fees for professional services.

For a detailed description of our revenues and operating expenses, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs” in our 2009 Form 10-K.

Our films are distributed in foreign countries and, in recent years, we have derived approximately 40% of our revenue from foreign countries. A significant amount of our transactions in foreign countries are conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2009 Form 10-K.

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

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(unaudited)
	(in millions, except percentages and per share data)
Revenues	$162.1	$263.5	$(101.4)	(38.5)%
Costs of revenues	106.2	156.4	(50.2)	(32.1)%
Product development	0.2	2.4	(2.2)	(91.7)%
Selling, general and administrative expenses	23.5	20.7	2.8	13.5%

Operating income	32.2	84.0	(51.8)	(61.7)%
Interest income, net	0.1	0.5	(0.4)	(80.0)%
Other income, net	2.1	1.5	0.6	40.0%
Increase in income tax benefit payable to former stockholder	(8.2)	(16.0)	(7.8)	(48.8)%

Income before income taxes	26.2	70.0	(43.8)	(62.6)%
Provision for income taxes	4.5	7.7	(3.2)	(41.6)%

Net income	$21.7	$62.3	$(40.6)	(65.2)%

Diluted net income per share	$0.24	$0.71	$(0.47)	(66.2)%

Diluted shares used in computing diluted net income per share	88.7	88.1		0.68%

The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

(1)

For each period shown, “Current year theatrical release” consists of revenues attributable to films released in the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year, and “All Other” consists of revenues attributable to films released during all previous periods, including our library titles, as well as revenues from any other sources.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues. For the three months ended March 31, 2010, our revenue was $162.1 million, a decrease of $101.4 million, or 38.5%, as compared to $263.5 million for the three months ended March 31, 2009. Without a theatrical release in the fourth quarter of 2009 or home entertainment release in the first quarter of 2010, How to Train Your Dragon (released in the first quarter of 2010) was the largest single contributor of revenues during the three months ended March 31, 2010, generating $59.7 million, or 36.8%, attributable primarily to licensing and merchandising activities. In the first quarter of 2010, our distributor reported no theatrical revenue for How to Train Your Dragon as our distributor is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film. Additionally, the first quarter 2009 release of Monsters vs. Aliens contributed $24.6 million of revenues in the first quarter of 2010, earned primarily in the domestic television market. In the first quarter of 2009, Madagascar: Escape 2 Africa (our 2008 fourth quarter release) contributed revenues totaling $147.5 million from the home entertainment market, and to a lesser extent, from the worldwide theatrical market. Revenues earned in the “All Other” category for the first quarter of 2010 remained relatively unchanged from those of the first quarter of 2009.

Revenue for the quarter ended March 31, 2009 was primarily driven by Madagascar: Escape 2 Africa, which contributed $147.5 million, and was earned in the worldwide theatrical and domestic home entertainment markets. Kung Fu Panda contributed $34.1 million which was earned in the worldwide home entertainment and television markets. Additionally, Monsters vs. Aliens contributed $10.5 million of ancillary revenue, including merchandising and licensing revenue. Lastly, our library of titles contributed $71.4 million earned across several markets, including Shrek the Musical which contributed $9.8 million of revenues.

Costs of Revenues. Costs of revenues for the three months ended March 31, 2010 totaled $106.2 million, a decrease of $50.2 million, compared to $156.4 million for the three months ended March 31, 2009.

Cost of revenues, the primary component of which is film amortization costs, as a percentage of revenues was 65.5% for the three months ended March 31, 2010 and was 59.4% for the three months ended March 31, 2009. The increase in amortization of film costs as a percentage of film revenue for the three months ended March 31, 2010 was primarily due to the overall stronger performance of Madagascar: Escape 2 Africa (2009’s “Prior year theatrical release”) in the first quarter of 2009 as compared to the combined performance of How to Train Your Dragon and Monsters vs. Aliens (2010’s “Current year theatrical release” and “Prior year theatrical release,” respectively) in the first quarter of 2010. The higher current period amortization rate was partially offset by the lower rate of amortization for the “All Other” category during the three months ended March 31, 2010 (which for the first quarter of 2010 includes Madagascar: Escape 2 Africa).

Product Development. Product development costs totaled $0.2 million for the three-month period ended March 31, 2010 and $2.4 million for the three-month period ended March 31, 2009. Product development costs represent research and development costs that are incurred in connection with our online virtual worlds or that are not related to an individual film. Subsequent to March 31, 2009, the Company made the determination that the online virtual world based on our film Kung Fu Panda had demonstrated technological feasibility, which allowed the Company to capitalize direct costs incurred until completion of the virtual world (which occurred in March 2010). Accordingly, the Company’s product development costs during the quarter ended March 31, 2010 were significantly lower than during the quarter ended March 31, 2009.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $2.8 million to $23.5 million (including $6.1 million of stock compensation expense) for the quarter ended March 31, 2010 from $20.7 million (including $5.4 million of stock compensation expense) for the quarter ended March 31, 2009. The increase in selling, general and administrative expenses was primarily attributable to stock compensation expense associated with certain senior executive performance awards that were granted in 2009, an increase in expense related to our annual incentive compensation plan and other higher selling, general and administrative expenses, none of which were individually material.

Operating Income. Operating income for the three months ended March 31, 2010 was $32.2 million, a decrease of $51.8 million, compared to $84.0 million for the comparable period of 2009. The decrease in operating income between the periods was primarily because we did not release a film in the fourth quarter of 2009 (historically, films released in the fourth quarter contribute meaningful revenue to the first quarter of the following year). Operating income was higher for the comparable quarter of the prior year as it benefited from revenue generated by our 2008 fourth quarter release, Madagascar: Escape 2 Africa.

Interest Income, Net. For the three months ended March 31, 2010, total interest income was $0.1 million, a decrease of $0.4 million or 80.0% from $0.5 million for the same period of 2009. The decrease in interest income was due to lower rates of interest earned on investments and lower average cash balances during the first quarter of 2010 as compared to the first quarter of 2009.

There was no interest capitalized to film costs during the three months ended March 31, 2010 due to the payoff of outstanding loans which resulted in no interest expense in the first quarter of 2010. Interest capitalized to production film costs during the three months ended March 31, 2009 totaled $0.3 million.

Other Income, Net. For the three months ended March 31, 2010 and 2009, total other income was $2.1 million and $1.5 million respectively. Other income in both years consisted primarily of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

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

For the quarters ended March 31, 2010 and 2009, we recorded $9.6 million and $18.8 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $8.2 million and $16.0 million, respectively, representing 85% of these recognized benefits, as an increase in income tax benefit payable to former stockholder.

Provision for Income Taxes. For the three months ended March 31, 2010 and 2009, we recorded a provision for income taxes of $4.6 million and $7.7 million, respectively, or an effective tax rate of 13.3% and 9.0%, respectively. When our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the three months ended March 31, 2010 and March 31, 2009 were 37.0% and 27.6%, respectively. The increase in the combined effective tax rate between periods is related to projected higher annual operating income for 2010 and an adjustment related to prior year taxes recorded as a discrete item in the first quarter of 2010. Our effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance, primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income. Net income for the three months ended March 31, 2010 was $21.7 million, or $0.24 per diluted share, as compared to net income of $62.3 million, or $0.71 net income per diluted share, in the corresponding period in 2009.

Financing Arrangements

There were no material changes during the three months ended March 31, 2010, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K.

As of March 31, 2010, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 6 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2009 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and new lines of business, including television specials and live theatrical stage performances, make participation and residual payments, and fund selling, general and administrative costs and capital expenditures. Our operating activities for the three months ended March 31, 2010 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand and cash from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures. In the event that these cash flows are insufficient, we expect to be able to draw funds from our revolving credit facility to meet these needs.

As of March 31, 2010, we had cash and cash equivalents totaling $218.4 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally commercial paper and commercial paper mutual funds, that are rated AAA and with maturities of three months of less when purchased. Our cash and cash equivalents balance at March 31, 2010 decreased by $12.8 million from that of $231.2 million at December 31, 2009. Components of this change in cash for the three months ended March 31, 2010, as well as for the three months ended March 31, 2009, are provided below in more detail.

Operating Activities

Net cash (used in) provided by operating activities for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash (used in) provided by operating activities	$(4,795)	$42,670

During the three months ended March 31, 2010, our main source of cash from operating activities was attributable to collections of revenues from Paramount related to Monsters vs. Aliens’ worldwide home entertainment and domestic television releases, Kung Fu Panda’s worldwide home entertainment and television releases, Madagascar: Escape 2 Africa’s worldwide home entertainment and domestic television releases and, to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Net cash used in operating activities for the first three months of 2010 was primarily attributable to $23.5 million paid related to annual incentive compensation payments, as well as $21.7 million paid to an affiliate of a former significant stockholder related to tax benefits realized in 2010 from the Tax Basis Increase. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash used in investing activities	$(13,928)	$(13,411)

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was primarily related to the investment in property, plant and equipment.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash provided by (used in) financing activities	$5,865	$(31,273)

Net cash provided by financing activities for the three-month period ended March 31, 2010 was primarily due to proceeds received upon employee exercise of stock options. Net cash used in financing activities for the three-month period ended March 31, 2009 was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K.

As of March 31, 2010 we had non-cancelable talent commitments totaling approximately $35.1 million that are payable over the next five years.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2009 Form 10-K. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film and television product, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of stock options and other equity awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Revenue Recognition

We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor.

Pursuant to our distribution and servicing arrangements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. Paramount generally reports our international home entertainment results on a 30-day lag. We do not believe that this has a material impact on our consolidated financial statements for the three months ended March 31, 2010 and 2009. Because a third party is the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

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

Revenue from licensing and merchandising is recognized when the associated feature film or television specials has been released and the criteria for revenue recognition have been met. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

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

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of March 31, 2010, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $85.1 million. This cost will be amortized on a straight-line basis over a weighted average remaining life of 1.7 years.

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

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency, and credit risks, please see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our 2009 Form 10-K. Exposure to our interest rate, foreign currency and credit risks have not changed materially since December 31, 2009.

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

See discussion of Legal Proceedings in Note 12 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of the Company’s 2009 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2009 Form 10-K or filings subsequently made with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended March 31, 2010.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
January 1–January 31, 2010	—	$—	—	$150,000,000
February 1–February 28, 2010	—	$—	—	$150,000,000
March 1–March 31, 2010	—	$—	—	$150,000,000

Total	—	$—	—

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)

In April 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. The Company repurchased 0.7 million shares of its outstanding Class A Common Stock for $27.6 million during the month of March 2010, which did not settle until subsequent to March 31, 2010. As of April 27, 2010, the Company had repurchased an aggregate of 0.9 million shares of its outstanding Class A Common Stock for approximately $36.6 million under its existing stock repurchase program and has remaining authorization to purchase approximately $113.3 million of its outstanding stock.

Item 3 is not applicable and has been omitted.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1	DreamWorks Animation SKG, Inc. 2010 Employee Stock Purchase Plan.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: April 27, 2010	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	DreamWorks Animation SKG, Inc. 2010 Employee Stock Purchase Plan.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.