Form 10-Q
period 2010-06-30
DreamWorks Animation SKG, Inc.
filed 2010-07-28
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of June 30, 2010, there were 73,410,051 shares of Class A common stock and 10,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$76,918	$231,245
Trade accounts receivable, net of allowance for doubtful accounts	46,558	42,175
Income taxes receivable	13,690	9,016
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	161,259	171,292
Film, live performance and other inventory costs, net	752,950	695,963
Prepaid expenses	33,018	25,505
Other assets	21,913	15,958
Property, plant and equipment, net of accumulated depreciation and amortization	174,862	161,558
Deferred taxes, net	7,106	7,669
Goodwill	34,216	34,216

Total assets	$1,322,490	$1,394,597

Liabilities and Equity
Liabilities:
Accounts payable	$2,194	$2,400
Accrued liabilities	101,998	111,281
Payable to former stockholder	61,744	67,456
Deferred revenue and other advances	41,060	60,870

Total liabilities	206,996	242,007
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 97,022,472 and 95,967,515 shares issued, as of June 30, 2010 and December 31, 2009, respectively	970	960
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 11,419,461 shares issued and outstanding, as of June 30, 2010 and December 31, 2009, respectively	108	114
Additional paid-in capital	953,203	922,681
Retained earnings	841,940	796,296
Less: Class A Treasury common stock, at cost, 23,612,421 and 20,430,031 shares, as of June 30, 2010 and December 31, 2009, respectively	(680,727)	(567,461)

Total stockholders’ equity	1,115,494	1,152,590

Total liabilities and stockholders’ equity	$1,322,490	$1,394,597

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Revenues	$158,095	$131,990	$320,238	$395,514
Costs of revenues	98,734	74,022	204,917	230,428

Gross profit	59,361	57,968	115,321	165,086
Product development	422	93	607	2,461
Selling, general and administrative expenses	27,751	24,831	51,261	45,522

Operating income	31,188	33,044	63,453	117,103
Interest income, net	171	979	230	1,518
Other income, net	2,004	1,613	4,097	3,065
Increase in income tax benefit payable to former stockholder	(8,668)	(11,020)	(16,856)	(27,030)

Income before income taxes	24,695	24,616	50,924	94,656
Provision (benefit) for income taxes	720	(940)	5,280	6,790

Net income	$23,975	$25,556	$45,644	$87,866

Basic net income per share	$0.28	$0.30	$0.53	$1.01
Diluted net income per share	$0.27	$0.30	$0.51	$1.01
Shares used in computing net income per share
Basic	85,709	85,890	86,741	86,673
Diluted	87,582	86,382	88,972	87,390

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Operating activities
Net income	$45,644	$87,866
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and write off of film, live performance and other inventory costs	183,295	192,183
Stock compensation expense	15,210	14,695
Depreciation and amortization	2,526	1,831
Revenue earned against deferred revenue and other advances	(53,499)	(51,667)
Deferred taxes, net	563	12,330
Change in operating assets and liabilities:
Trade accounts receivable	(4,383)	2,427
Receivable from Paramount	10,033	72,534
Film, live performance and other inventory costs	(223,418)	(183,574)
Prepaid expenses and other assets	(15,540)	(16,242)
Accounts payable and accrued liabilities	(9,347)	(27,749)
Payable to former stockholder	(5,712)	(1,466)
Income taxes payable/receivable, net	(4,851)	(8,001)
Deferred revenue and other advances	35,549	74,515

Net cash (used in) provided by operating activities	(23,930)	169,682

Investing activities
Purchases of property, plant and equipment	(26,590)	(31,495)

Net cash used in investing activities	(26,590)	(31,495)

Financing Activities
Receipts from exercise of stock options	8,786	90
Excess tax benefits from employee equity awards	673	—
Purchase of treasury stock	(113,266)	(52,125)

Net cash used in financing activities	(103,807)	(52,035)

(Decrease) increase in cash and cash equivalents	(154,327)	86,152
Cash and cash equivalents at beginning of period	231,245	262,644

Cash and cash equivalents at end of period	$76,918	$348,796

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$8,891	$2,373

Cash paid during the period for interest, net of amounts capitalized	$281	$355

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

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair presentation for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year, or for any future period, as fluctuations can occur based upon the timing of our films’ theatrical and home entertainment releases, and television special broadcasts.

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

2. Recent Accounting Pronouncements

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

3. Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, accounts payable and advances approximates carrying value due to the short-term maturity of such instruments. The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheet. The fair value of these investments was measured based on quoted prices in active markets.

4. Film, Live Performance and Other Inventory Costs

Film, live performance and other inventory costs consist of the following (in thousands):

	June 30, 2010	December 31, 2009
In release, net of amortization(1)	$397,816	$233,109
In production	335,866	441,489
In development	19,268	21,365

Total film, live performance and other inventory costs, net	$752,950	$695,963

(1)	Includes $14.4 million and $13.3 million of live performance theatrical costs at June 30, 2010 and December 31, 2009, respectively.

The Company anticipates that approximately 57% and 88% of the above “in release” costs as of June 30, 2010 will be amortized over the next 12 months and three years, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Employee compensation	$33,993	$39,087
Participations and residuals	40,968	38,592
Deferred rent	3,309	4,023
Other accrued liabilities	23,728	29,579

Total accrued liabilities	$101,998	$111,281

As of June 30, 2010, the Company estimates that over the next 12 months it will pay approximately $25.1 million of its accrued participation and residual costs.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 and the related amounts earned and recorded either as revenue in the consolidated statements of income or capitalized as an offset to property, plant and equipment for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	December 31, 2009	Amounts Earned
			Three Months Ended June 30,		Six Months Ended June 30,
			2010	2009	2010	2009
Home Box Office Inc. Advance	$—	$—	$—	$13,333	$13,333	$13,333
Licensing Advances	26,994	44,045	11,023	24,790	20,051	27,887
Deferred Revenue	3,521	5,542	6,258	1,066	7,965	2,833
Strategic Alliance/Development Advances(1)	6,812	1,767	1,962	3,810	4,955	7,620
Other Advances	3,733	9,516	4,734	100	9,055	4,757

Total deferred revenue and other advances	$41,060	$60,870

(1)

Of the total amounts earned against the “Strategic Alliance/Development Advances,” $0.4 million and $2.3 million, respectively, for the three months ended June 30, 2010 and 2009, and $1.9 million and $4.8 million, respectively, for the six months ended June 30, 2010 and 2009, were capitalized as an offset to property, plant and equipment.

7. Financing Arrangements

Revolving Credit Facility. The Company has a $125.0 million revolving credit facility with a number of banks which terminates in June 2013. There was no debt outstanding for the respective periods. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets. Interest costs incurred as a result of the commitment fee was $0.1 million for each of the three-month periods ended June 30, 2010 and 2009. Interest costs incurred as a result of the commitment fee was $0.2 million for each of the six-month periods ended June 30, 2010 and 2009.

Animation Campus Financing. In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009. Accordingly, during the three- and six-month periods ended June 30, 2010, the Company did not incur any interest expense related to this financing. During the three- and six-month periods ended June 30, 2009, the Company incurred $0.4 million and $0.7 million of related interest expense.

As of June 30, 2010, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. There was no interest capitalized to film costs during the three- and six-month periods ended June 30, 2010. Interest capitalized to film costs during the three- and six-month periods ended June 30, 2009 totaled $0.4 million and $0.7 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

Set forth below is a reconciliation of the components that caused the Company’s provision for income taxes (including the income statement line item “Income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Provision for income taxes (combined with increase in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	0.1	1.5	0.8	1.7
Revaluation of deferred tax assets, net	(3.1)	(4.8)	(3.7)	(6.7)
Other	(3.9)	(3.4)	0.6	(2.2)

Total provision for income taxes (combined with increase in income tax benefit payable to former stockholder)(1)	28.1%	28.3%	32.7%	27.8%

Less: increase in income tax benefit payable to former stockholder(1)
U.S. state taxes, net of Federal benefit	(0.3)	(1.4)	(0.7)	(1.4)
Revaluation of deferred tax assets, net	(25.6)	(29.4)	(20.2)	(20.8)
Other	—	(0.1)	(4.0)	—

Total increase in income tax benefit payable to former stockholder(1)	(25.9)%	(30.9)%	(24.9)%	(22.2)%

Total provision for income taxes	2.2%	(2.6)%	7.8%	5.6%

(1)

Income tax benefit payable to former stockholder: As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former significant stockholder at the time of the Company’s initial public offering, the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future. The Company is obligated to remit to an affiliate of the former significant stockholder 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Refer to the Company’s 2009 Form 10-K for a more detailed description.

The Company’s California Franchise tax returns for the years ended December 31, 2004 through 2007 are currently under examination by the Franchise Tax Board (“FTB”). The Internal Revenue Service (“IRS”) had previously concluded its audits of the Company’s federal income tax return for the periods through December 31, 2006. The Company’s federal income tax returns for the tax years ended December 31, 2007 and 2008 are currently under examination by the IRS. All tax years since the Company’s separation from Old DreamWorks Studios remain open to audit by all state and local taxing jurisdictions.

9. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program. In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. For the period January 1, 2009 through April 21, 2009, the Company repurchased approximately 2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to this program. On

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. During the three and six months ended June 30, 2010, the Company repurchased 3.1 million shares of its outstanding Class A Common Stock for $110.8 million.

In July 2010, the Company’s Board of Directors terminated the April 2009 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

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

10. Equity-Based Compensation

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June 30, 2010 and 2009, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total equity-based compensation	$8,536	$8,841	$15,210	$14,695
Tax impact(1)	(2,399)	(2,502)	(4,974)	(4,085)

Reduction in net income, net of tax	$6,137	$6,339	$10,236	$10,610

(1)	Tax impact is determined at the Company’s annual blended effective tax rate, which includes the income statement line item “Income tax benefit payable to former stockholder” (see Note 8).

Compensation cost capitalized as a part of film costs was $3.0 million and $2.2 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $6.0 million and $4.4 million for the six-month periods ended June 30, 2010 and 2009, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the number and weighted average grant-date fair value of equity awards granted during the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2010
Stock appreciation rights	26	$16.45	40	$16.85
Restricted stock and restricted stock units	83	$38.96	134	$40.67
2009
Stock appreciation rights	1,632	$7.57	1,647	$7.57
Restricted stock and restricted stock units	994	$13.88	1,014	$14.00

As of June 30, 2010, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $77.1 million and will be amortized on a straight-line basis over a weighted average remaining life of 1.6 years.

11. Concentrations of Credit Risk

A substantial portion of the Company’s revenue is derived through distribution of its films by Paramount. Such revenues represented 82.8% and 74.2% of the Company’s total revenue for the three-month periods ended June 30, 2010 and 2009, respectively, and 70.5% and 87.1% for the six-month periods ended June 30, 2010 and 2009, respectively.

12. Related Party Transactions

In June 2008, the Company entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg’s Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 34 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the three months ended June 30, 2010 and 2009, the Company incurred $0.4 million and $0.1 million, respectively, related to the sublease. For the six months ended June 30, 2010 and 2009, the Company incurred $0.5 million and $0.2 million, respectively.

From time to time, the Company uses a private airplane that is owned by David Geffen, a former director and one of the Company’s controlling stockholders, for Company business. The Company’s use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related charges, such as crew expenses, catering and landing fees. During the six months ended June 30, 2010, the Company paid an aggregate of approximately $0.1 million for use of this plane.

Consulting Agreement with David Geffen

During July 2010, the Company entered into a consulting agreement with David Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company’s operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party.

13. Commitments and Contingencies

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

14. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$23,975	$25,556	$45,644	$87,866
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	86,041	86,759	87,174	87,542
Less: Unvested restricted stock	(332)	(869)	(433)	(869)

Denominator for basic calculation	85,709	85,890	86,741	86,673

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	685	59	996	56
Restricted stock awards	1,188	433	1,235	661

Denominator for diluted calculation	87,582	86,382	88,972	87,390

Net income per share—basic	$0.28	$0.30	$0.53	$1.01
Net income per share—diluted	$0.27	$0.30	$0.51	$1.01

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase shares of common stock and restricted stock awards	216	1,820	83	1,854
Stock appreciation rights	1,828	3,599	1,671	3,609

Total	2,044	5,419	1,754	5,463

In addition, 1.5 million shares of equity awards (which is comprised of 0.7 million restricted stock awards and 0.8 million stock appreciation rights) that are contingently issuable were not included in the calculation of diluted shares for the three and six months ended June 30, 2010, as the required market and/or performance conditions had not been met as of June 30, 2010. For the three and six months ended June 30, 2009, 2.3 million and 1.4 million shares, respectively, of equity awards that are contingently issuable were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of June 30, 2009.

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

Overview

Our Business and Distribution and Servicing Arrangements

Our business is currently devoted to developing and producing animated feature films. Our films are distributed in the worldwide theatrical, home entertainment and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2009 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to expand our business of creating high-quality entertainment through the development and production of non-theatrical special content such as television specials and series, live theatrical performances and online virtual world games based on our films.

Our Revenues and Costs

Our feature films are currently the source of a significant percentage of our revenues. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue for one of our feature films to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, the Company’s reported revenues in any period are often a result of gross revenues generated in one or several territories being offset by the gross costs of both related and unrelated territories. Prior to April 1, 2010, Paramount reported our international home entertainment results on a 30-day lag. As such revenue is now determinable without a lag, we eliminated this 30-day lag effective April 1, 2010. This change in reporting did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2010. This change resulted in $2.5 million of additional revenue or $0.01 of diluted net income per share for each period. In addition, we do not expect the change to have a material impact on our consolidated financial statements for the three and nine months ending September 30, 2010. We currently anticipate the change will have a material impact on our results of operations for the three and 12 months ending December 31, 2010 as the results from international territories in which we release our home entertainment product in December 2010, which previously would have been recorded in January 2011, will now be included in this year’s results. We will not be able to quantify the impact of eliminating this lag on our financial results for the quarter ending December 31, 2010 until these films are released in the home entertainment market as the impact will depend, among other things, on the release schedule as well as the home entertainment results in these territories.

In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product and home entertainment companies worldwide and we recently have begun to expand our business beyond our core feature film business, including the development, production and licensing of animated television specials and live theatrical performances. For certain properties, we have entered into exclusive licensing and promotional arrangements. Additionally, in late March 2010, our online virtual world game based on our film Kung Fu Panda was made commercially available (initially on a promotional basis). Revenues generated by the online virtual world during the three and six months ended June 30, 2010 were not material. These revenue and expense activities are not typically subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties, and we directly incur costs of revenues and selling, general and administrative expenses and directly pay costs with third party vendors.

Our primary operating expenses include:

•

Costs of Revenues—Our costs of revenues primarily include the amortization of capitalized production, overhead and interest costs, amortization of capitalized online virtual world costs, participation and residual costs for our feature films and television specials and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs associated with the exploitation of our feature films would only be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. Our costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs and other product costs associated with our live theatrical stage performances and certain television specials as these activities are not typically subject to the Paramount Agreements.

•

Selling, General and Administrative Expenses—Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock compensation and employee benefits), rent, insurance and fees for professional services, and marketing costs associated with our online virtual worlds.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$158.1	$132.0	$26.1	19.8%	$320.2	$395.5	$(75.3)	(19.0)%
Costs of revenues	98.7	74.0	24.7	33.4%	204.9	230.4	(25.5)	(11.1)%
Product development	0.4	0.1	0.3	300.0%	0.6	2.5	(1.9)	(76.0)%
Selling, general and administrative expenses	27.8	24.8	3.0	12.1%	51.2	45.5	5.7	12.5%

Operating income	31.2	33.0	(1.8)	(5.5)%	63.5	117.1	(53.6)	(45.8)%
Interest income, net	0.2	1.0	(0.8)	(80.0)%	0.2	1.5	(1.3)	(86.7)%
Other income, net	2.0	1.6	0.4	25.0%	4.1	3.1	1.0	32.3%
Increase in income tax benefit payable to former stockholder	(8.7)	(11.0)	(2.3)	(20.9)%	(16.9)	(27.0)	(10.1)	(37.4)%

Income before income taxes	24.7	24.6	0.1	0.4%	50.9	94.7	(43.8)	(46.3)%
Provision (benefit) for income taxes	0.7	(0.9)	1.6	177.8%	5.3	6.8	(1.5)	(22.1)%

Net income	$24.0	$25.6	$(1.6)	(6.3)%	$45.6	$87.9	$(42.3)	(48.1)%

Diluted net income per share	$0.27	$0.30	$(0.03)	(10.0)%	$0.51	$1.01	$(0.50)	(49.5)%

Diluted shares used in computing diluted net income per share	87.6	86.4	1.2	1.4%	89.0	87.4	1.6	1.8%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

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

Revenues. For the three months ended June 30, 2010, our revenue was $158.1 million, an increase of $26.1 million, or 19.8%, as compared to $132.0 million for the three months ended June 30, 2009. As illustrated in the revenue chart above, the increase in revenue in the second quarter of 2010 as compared to the second quarter of 2009 was primarily related to the release of two feature films in the worldwide theatrical markets during the current year compared to one theatrical release in the prior year, as well as the overall stronger performance of our 2010 releases when compared to the performance of our 2009 release in the second quarter of 2009. During the three months ended June 30, 2010, our distributor began reporting revenues to us for our first quarter 2010 release, How to Train Your Dragon, as the revenues generated by the film had exceeded our distributor’s marketing and distribution costs. Additionally, our distributor reported revenue to us related to Shrek Forever After in the same period as the film’s theatrical release because the film’s gross revenues exceeded the marketing and distribution costs incurred by our distributor. The increase in revenues from our “Current year theatrical releases” during the three months ended June 30, 2010 was partially offset by a $41.6 million decrease in the contribution of revenues from “Prior year theatrical releases,” which is partially due to having only one “Prior year theatrical release” title in the current period compared to two in the same period of the prior year.

Revenue for the quarter ended June 30, 2010 was comprised of amounts earned by a variety of films. For the three months ended June 30, 2010, Shrek Forever After (released in the second quarter of 2010) contributed $51.8 million primarily earned in the domestic theatrical market, and How to Train Your Dragon (released in the first quarter of 2010) contributed $33.4 million primarily earned in the worldwide theatrical markets. Our prior year theatrical release, Monsters vs. Aliens, contributed $17.2 million or 10.9% of revenues, which was primarily earned in the international pay television market. Lastly, our “All Other” category, which is mainly comprised of our library of titles, contributed $55.7 million earned across several markets, including ancillary revenue and $6.8 million, or $0.04 of diluted net income per share, of prior period international pay television revenue reported to our distributor by an international television broadcaster in the second quarter of 2010 as a result of an audit by our distributor.

Revenue for the quarter ended June 30, 2009 was comprised of amounts earned by a variety of films. Kung Fu Panda reported $32.7 million of revenue earned primarily in the domestic pay television market and Madagascar: Escape 2 Africa contributed revenue of $26.1 million earned mainly in the international home entertainment market. Additionally, Monsters vs. Aliens, released in 2009, contributed $10.3 million of ancillary revenue. As is somewhat typical for our films, our distributor reported no revenue for Monsters vs. Aliens during the quarter following its initial release because our distributor had not recovered its marketing and distribution costs for this film. Lastly, our library of titles contributed $52.8 million earned across several markets, including ancillary revenue, and Shrek the Musical, which debuted on Broadway in the fourth quarter of 2008, contributed $10.1 million of revenue.

Costs of Revenues. Costs of revenues for the three months ended June 30, 2010 totaled $98.7 million, an increase of $24.7 million, compared to $74.0 million for the three months ended June 30, 2009.

Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues was 62.4 % for the three months ended June 30, 2010 as compared to 56.1% for the three months ended June 30, 2009. The increase in amortization as a percentage of revenues for the three months ended June 30, 2010 was primarily due to the change in the mix of films earning revenue. The primary source of revenue for the second quarter of 2010 was our two current-year releases, Shrek Forever After and How to Train Your Dragon, which, due to the size of each film’s total revenue to be received from all sources (“Ultimate Revenue”) in comparison to its capitalized costs, had higher rates of amortization compared to the prior year’s primary revenue contributors (Kung Fu Panda and our library titles). Additionally, costs of revenues was impacted by start-up costs and spending associated with our new business initiatives.

Product Development. Product development costs increased slightly to $0.4 million for the three-month period ended June 30, 2010 compared to $0.1 million for the three-month period ended June 30, 2009. Product development costs primarily represent research and development costs that are incurred in connection with our online virtual worlds or that are not related to an individual film.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $3.0 million to $27.8 million (including $7.9 million of stock compensation expense) for the quarter ended June 30, 2010 from $24.8 million (including $8.4 million of stock compensation expense) for the quarter ended June 30, 2009. This 12.1% aggregate increase spans across several selling, general and administrative categories, including $2.0 million of marketing costs related to our Kung Fu Panda online virtual world and other changes in selling, general and administrative expenses, none of which were individually material.

Operating Income. Operating income decreased slightly to $31.2 million for the three months ended June 30, 2010 compared to $33.0 million for the three months ended June 30, 2009.

Interest Income, Net. For the three months ended June 30, 2010, total interest income was $0.2 million, a decrease of $0.8 million or 80.0%, from $1.0 million for the same period of 2009. The decrease in interest income was due to lower rates of interest earned on investments during the second quarter of 2010 as compared to the second quarter of 2009 and lower average balances of cash and cash equivalents largely due to the stock repurchases made during the three months ended June 30, 2010, as well as cash used in 2009 to payoff the outstanding amounts on our animation campus financing.

There was no interest capitalized to production film costs during the three months ended June 30, 2010 due to the payoff of outstanding debt in 2009, which resulted in no interest expense in the second quarter of 2010. Interest capitalized to production film costs during the three months ended June 30, 2009 totaled $0.4 million.

Other Income, Net. For the three months ended June 30, 2010 and 2009, total other income was $2.0 million and $1.6 million, respectively. Other income in both years consisted primarily of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

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

For the quarters ended June 30, 2010 and 2009, we recorded $10.2 million and $13.0 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded as an expense of $8.7 million and $11.0 million, respectively, representing 85% of these recognized benefits, as an increase in income tax benefit payable to former stockholder.

Provision (Benefit) for Income Taxes. For the three months ended June 30, 2010 and 2009, we recorded a provision for income taxes of $0.7 million and $(0.9) million, respectively, or an effective tax rate of 2.2% and (2.6)%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the three months ended June 30, 2010 and June 30, 2009 were 28.1% and 28.3%, respectively. Our effective tax rate and our combined effective tax rate for both periods were lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income. Net income for the three months ended June 30, 2010 was $24.0 million, or $0.27 per diluted share, as compared to a net income of $25.6 million, or $0.30 net income per diluted share, in the corresponding period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

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

Revenues. For the six months ended June 30, 2010, our revenue was $320.2 million, a decrease of $75.3 million, or 19.0%, as compared to $395.5 million for the six months ended June 30, 2009. Although our 2010 “Current year theatrical releases” outperformed our 2009 “Current year theatrical release”, our revenues decreased when comparing the first six months of 2010 to the first six months of 2009 due to the contribution of our 2008 fourth quarter release, Madagascar: Escape 2 Africa, in the first half of 2009. Typically our films released in the fourth quarter contribute meaningful revenue to the first half of the following year, as the revenues earned from the worldwide theatrical and home entertainment markets during this period generate sufficient revenues to enable our distributor to recover its marketing and distribution and report revenues to us. We did not release a film in the fourth quarter of 2009.

Revenue for the six months ended June 30, 2010 was comprised of amounts earned by a variety of films. Our current year releases contributed an aggregate of $144.9 million or 45.3% of revenues for the six months ended June 30, 2010. As illustrated in the revenue chart above, during the six months ended June 30, 2010, Shrek Forever After contributed $51.8 million (primarily earned in the domestic theatrical market) and How to Train Your Dragon contributed $93.1 (primarily earned in the domestic and international theatrical markets). Our prior year theatrical release, Monsters vs. Aliens, contributed $41.8 million or 13.0% of revenues, which were primarily earned in the domestic and international pay television markets. Lastly, our “All Other” category, which is mainly comprised of our library of titles, contributed $133.5 million, which was primarily driven by Madagascar: Escape 2 Africa, Shrek the Third and Bee Movie, each individually contributing more than $23.0 million, earned across several markets.

Madagascar: Escape 2 Africa, our 2008 fourth quarter release, contributed the largest amount of revenue, $173.7 million, or 44% of the total revenues, during the six months ended June 30, 2009, earned in the worldwide theatrical and home entertainment markets. Kung Fu Panda reported an additional $66.8 million earned in the worldwide home entertainment, television and ancillary markets. Additionally, Monsters vs. Aliens, our March 2009 release, contributed $20.8 million of ancillary revenue, including merchandising and licensing revenue. During the six months ended June 30, 2009, our distributor reported no revenue for Monsters vs. Aliens because our distributor is entitled to recover its marketing and distribution costs before it is required to report any revenue generated from the exploitation of this film. Lastly, our library of titles contributed $114.3 million earned across several markets and Shrek the Musical, which debuted on Broadway in the fourth quarter of 2008, contributed $19.9 million of revenues.

Costs of Revenues. Costs of revenues for the six months ended June 30, 2010 totaled $204.9 million, a decrease of $25.5 million, compared to $230.4 million for the six months ended June 30, 2009. Cost of revenues, the primary component of which is film amortization costs, as a percentage of revenues was 64.0 % for the six months ended June 30, 2010 and 58.3% for the six months ended June 30, 2009. The increased amortization rate for 2010 was primarily attributable to the overall stronger performance of Madagascar: Escape 2 Africa (2009’s “Prior year theatrical release”) in 2009 as compared to the combined performance of How to Train Your Dragon and Shrek Forever After (2010’s “Current year theatrical releases”) in 2010.

Product Development. Product development costs totaled $0.6 million and $2.5 million for the six-month periods ended June 30, 2010 and 2009, respectively. Subsequent to June 30, 2009, the Company made the determination that the online virtual world based on our film Kung Fu Panda had met the necessary criteria that allowed the Company to capitalize direct costs incurred until completion of the online virtual world (which occurred in March 2010). Accordingly, the Company’s product development costs during the six-month period ended June 30, 2010 were significantly lower than during the quarter ended June 30, 2009.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $5.7 million to $51.2 million (including $14.0 million of stock compensation expense) for the six months ended June 30, 2010 from $45.5 million (including $13.7 million of stock compensation expense) for the six months ended June 30, 2009. This 12.5% aggregate increase was attributable to $2.0 million of marketing costs related to our Kung Fu Panda online virtual world, an increase of approximately $1.1 million related to corporate travel expenses, an increase in salaries and benefits expense attributable to new hires, and other higher selling, general and administrative expenses, none of which were individually material.

Operating Income. Operating income for the six months ended June 30, 2010 was $63.5 million compared to $117.1 million for the comparable period of 2009. The decrease of $53.6 million in operating income for the six months ended June 30, 2010 was largely because we did not theatrically release a film in the fourth quarter of 2009 (historically, films released in the fourth quarter contribute meaningful revenue to the first half of the following year). Operating income was higher for the comparable period of the prior year as it benefited from revenue generated by our 2008 fourth quarter release, Madagascar: Escape 2 Africa.

Interest Income, Net. For the six months ended June 30, 2010, total interest income was $0.2 million, a decrease of $1.3 million or 86.7%, from $1.5 million for the same period of 2009. The decrease in interest income was due to lower rates of interest earned on investments during the first six months of 2010 as compared to the first six months of 2009 and lower average balances of cash and cash equivalents largely due to the stock repurchases made during 2010, as well as cash used in 2009 to payoff the outstanding amounts on our animation campus financing.

There was no interest capitalized to production film costs during the six months ended June 30, 2010 due to the payoff of outstanding debt in 2009, which resulted in no interest expense in the six months ended June 30, 2010. Interest capitalized to production film costs during the six months ended June 30, 2009 totaled $0.7 million.

Other Income, Net. For the six months ended June 30, 2010 and 2009, total other income was $4.1 million and $3.1 million respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Increase in Income Tax Benefit Payable to Former Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2010 and 2009, we recorded $19.9 million and $31.8 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $16.9 million and $27.0 million, respectively, representing 85% of these recognized benefits, as an increase in income tax benefit payable to former stockholder.

Provision for Income Taxes. For the six months ended June 30, 2010 and 2009, we recorded a provision for income taxes of $5.3 million and $6.8 million, respectively, or an effective tax rate of 7.8% and 5.6%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the six months ended June 30, 2010 and 2009 are 32.7% and 27.8%, respectively. Our effective tax rate and our combined effective tax rate for both periods was lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income. Net income for the six months ended June 30, 2010 was $45.6 million, or $0.51 per diluted share, as compared to a net income of $87.9 million, or $1.01 net income per diluted share, in the corresponding period in 2009.

Financing Arrangements

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K.

As of June 30, 2010, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 7 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2009 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and new lines of business, including television specials and live theatrical stage performances, make participation and residual payments, and fund selling, general and administrative costs and capital expenditures. Our operating activities for the six months ended June 30, 2010 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand, cash from operations and our available revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures.

As of June 30, 2010, we had cash and cash equivalents totaling $76.9 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally commercial paper and commercial paper mutual funds, that are rated AAA and with maturities of three months or less when purchased.

Our cash and cash equivalents balance at June 30, 2010 decreased by $154.3 million from that of $231.2 million at December 31, 2009. Components of this change in cash for the six months ended June 30, 2010, as well as for the six months ended June 30, 2009, are provided below in more detail.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash (used in) provided by operating activities	$(23,930)	$169,682

During the six months ended June 30, 2010, our main source of cash from operating activities was attributable to the collection of revenue from Paramount related to How to Train Your Dragon’s worldwide theatrical release, Monsters vs. Aliens’ worldwide home entertainment and domestic television revenues, Kung Fu Panda’s worldwide home entertainment and television revenues, Madagascar: Escape 2 Africa’s worldwide home entertainment and television revenues and, to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. As we did not have a theatrical release in the fourth quarter of 2009, our cash inflow from operating activities was approximately 35% less for the first six months of 2010 than that for the comparable period of 2009 (which benefited from the collection of revenue from our 2008 fourth quarter theatrical release). Net cash used in operating activities for the first six months of 2010 was primarily attributable to $23.5 million paid related to annual incentive compensation payments, $22.6 million paid to an affiliate of a former significant stockholder related to tax benefits realized in 2010 from the Tax Basis Increase, and spending for the production of our feature films, television specials, and live theatrical performances.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash used in investing activities	$(26,590)	$(31,495)

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was primarily related to the investment in property, plant and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash used in financing activities	$(103,807)	$(52,035)

Net cash used in financing activities for both six-month periods ended June 30, 2010 and 2009 was primarily comprised of repurchases of our Class A common stock. During the six months ended June 30, 2010, we repurchased approximately 35% more shares than we did during the six months ended June 30, 2009.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K.

As of June 30, 2010 we had non-cancelable talent commitments totaling approximately $26.9 million that are payable over the next five years.

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

Pursuant to the Paramount Agreements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. Prior to April 1, 2010, Paramount reported our international home entertainment results on a 30-day lag. As such revenue is now determinable without a lag, the 30-day lag was eliminated effective April 1, 2010. This change in reporting did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2010 (also see “—Overview—Our Revenues and Costs”). Because a third party is the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As is typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

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

Film, Live Performance and Other Inventory Costs Amortization

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

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized production costs relative to a previous period. An increase in estimate of Ultimate Revenues will lower the percentage rate of amortization while, conversely, a decrease in the estimate of Ultimate Revenue will raise the percentage rate of amortization. In addition, we evaluate capitalized production costs for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized production costs will be written down to fair value determined using a net present value calculation. The cost of any such write downs are reflected in costs of revenues.

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

Provision for Income Taxes

We account for income taxes pursuant to the asset and liability method, and accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please see Note 2 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

See discussion of Legal Proceedings in Note 13 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2010.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
April 1–April 30, 2010	934,000	$39.22	934,000	$113,344,913
May 1–May 31, 2010	1,843,114	$34.76	1,843,114	$49,215,858
June 1–June 30, 2010	337,500	$29.68	337,500	$39,189,307

Total	3,114,614	$35.55	3,114,614

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)

In April 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. In July 2010, the Company’s Board of Directors terminated the April 2009 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Item 3 is not applicable and has been omitted.

Item 5.	Other Information

Consulting Agreement with David Geffen

On July 23, 2010, the Company entered into a consulting agreement with The David Geffen Company, pursuant to which David Geffen provides consulting services to the Company with respect to the Company’s operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party.

Item 6.	Exhibits

Exhibit 10.1	Consulting Agreement dated as of July 23, 2010 by and between the Company and The David Geffen Company.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: July 27, 2010	By:	/s/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Consulting Agreement dated as of July 23, 2010 by and between the Company and The David Geffen Company.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).