Form 10-Q
period 2010-09-30
DreamWorks Animation SKG, Inc.
filed 2010-10-27
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of September 30, 2010, there were 73,420,361 shares of Class A common stock and 10,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$169,600	$231,245
Trade accounts receivable, net of allowance for doubtful accounts	43,303	42,175
Income taxes receivable	10,852	9,016
Receivable from Paramount, net of reserve for returns and allowance for doubtful accounts	119,999	171,292
Film and other inventory costs, net	794,077	695,963
Prepaid expenses	31,893	25,505
Other assets	22,662	15,958
Property, plant and equipment, net of accumulated depreciation and amortization	172,899	161,558
Deferred taxes, net	8,905	7,669
Goodwill	34,216	34,216

Total assets	$1,408,406	$1,394,597

Liabilities and Equity
Liabilities:
Accounts payable	$3,854	$2,400
Accrued liabilities	118,987	111,281
Payable to former stockholder	79,755	67,456
Deferred revenue and other advances	40,602	60,870

Total liabilities	243,198	242,007
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 97,055,131 and 95,967,515 shares issued as of September 30, 2010 and December 31, 2009, respectively	971	960
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 11,419,461 shares issued and outstanding, as of September 30, 2010 and December 31, 2009, respectively	108	114
Additional paid-in capital	963,843	922,681
Retained earnings	881,701	796,296
Less: Class A Treasury common stock, at cost, 23,634,770 and 20,430,031 shares as of September 30, 2010 and December 31, 2009, respectively	(681,415)	(567,461)

Total stockholders’ equity	1,165,208	1,152,590

Total liabilities and stockholders’ equity	$1,408,406	$1,394,597

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Revenues	$188,882	$135,448	$509,120	$530,962
Costs of revenues	107,664	89,066	312,581	319,494

Gross profit	81,218	46,382	196,539	211,468
Product development	1,450	155	2,057	2,616
Selling, general and administrative expenses	26,478	24,687	77,739	70,209

Operating income	53,290	21,540	116,743	138,643
Interest income, net	160	237	390	1,755
Other income, net	2,343	2,191	6,440	5,256
Increase in income tax benefit payable to former stockholder	(18,012)	(2,130)	(34,868)	(29,160)

Income before income taxes	37,781	21,838	88,705	116,494
(Benefit) provision for income taxes	(1,980)	2,230	3,300	9,020

Net income	$39,761	$19,608	$85,405	$107,474

Basic net income per share	$0.47	$0.23	$1.00	$1.24
Diluted net income per share	$0.47	$0.23	$0.98	$1.23
Shares used in computing net income per share:
Basic	83,946	85,882	85,491	86,402
Diluted	85,496	87,129	87,503	87,355

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Operating activities
Net income	$85,405	$107,474
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write off of film and other inventory costs	269,840	266,024
Stock compensation expense	22,403	22,478
Depreciation and amortization	4,693	2,497
Revenue earned against deferred revenue and other advances	(56,699)	(69,146)
Deferred taxes, net	(1,236)	23,345
Change in operating assets and liabilities:
Trade accounts receivable	(1,128)	3,238
Receivable from Paramount	51,293	75,490
Film and other inventory costs	(342,498)	(269,011)
Prepaid expenses and other assets	(17,134)	(13,710)
Accounts payable and accrued liabilities	9,312	(25,157)
Payable to former stockholder	12,299	664
Income taxes payable/receivable, net	(2,140)	(17,317)
Deferred revenue and other advances	45,736	84,964

Net cash provided by operating activities	80,146	191,833

Investing activities
Purchases of property, plant and equipment	(37,777)	(55,030)

Net cash used in investing activities	(37,777)	(55,030)

Financing activities
Receipts from exercise of stock options	8,801	936
Excess tax benefits from employee equity awards	1,139	(356)
Purchase of treasury stock	(113,954)	(52,797)

Net cash used in financing activities	(104,014)	(52,217)

(Decrease) increase in cash and cash equivalents	(61,645)	84,586
Cash and cash equivalents at beginning of period	231,245	262,644

Cash and cash equivalents at end of period	$169,600	$347,230

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net	$5,513	$3,347

Cash paid during the period for interest, net of amounts capitalized	$404	$506

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

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film, live theatrical stage productions and television product, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options and other equity awards for stock-based compensation. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue arrangements with multiple deliverables which was effective for the Company as of January 1, 2010. An arrangement may contain multiple deliverables if it requires a company to perform multiple revenue-generating activities (that is, deliver products, services, or rights to use assets). Arrangements that may contain multiple deliverables are to be evaluated to determine whether deliverables qualify as separate units of accounting and, therefore, require separate revenue recognition. The guidance revises the criteria for separating, measuring, and allocating consideration received for deliverables under multiple element arrangements. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The implementation of the new accounting guidance did not have an impact on the Company’s consolidated financial statements.

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

4. Film and Other Inventory Costs

Film, live performance, television and other inventory costs consist of the following (in thousands):

	September 30, 2010	December 31, 2009
In release, net of amortization(1)	$343,948	$233,109
Completed, not released(2)	162,576	—
In production	261,315	441,489
In development	26,238	21,365

Total film and other inventory costs, net	$794,077	$695,963

(1)	Includes live performance theatrical and television costs at September 30, 2010 and December 31, 2009.
(2)	Consists of feature film and television specials expected to be released in the fourth quarter of 2010.

The Company anticipates that approximately 58% and 85% of the above “in release” costs as of September 30, 2010 will be amortized over the next 12 months and three years, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Employee compensation	$51,833	$39,087
Participations and residuals	43,976	38,592
Deferred rent	2,935	4,023
Other accrued liabilities	20,243	29,579

Total accrued liabilities	$118,987	$111,281

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2010, the Company estimates that over the next 12 months it will pay approximately $26.4 million of its accrued participation and residual costs.

6. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 and the related amounts earned and recorded either as revenue in the consolidated statements of income or capitalized as an offset to property, plant and equipment for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	September 30, 2010	December 31, 2009	Amounts Earned
			Three Months Ended September 30,		Nine Months Ended September 30,
			2010	2009	2010	2009
Home Box Office Inc. Advance	$—	$—	$—	$13,333	$13,333	$26,666
Licensing Advances	26,978	44,045	16	271	20,067	28,158
Deferred Revenue	3,967	5,542	376	205	8,341	3,038
Strategic Alliance/Development Advances(1)	2,917	1,767	9,295	3,810	14,250	11,430
Other Advances	6,740	9,516	958	2,003	10,013	6,760

Total deferred revenue and other advances	$40,602	$60,870

(1)	Of the total amounts earned against the “Strategic Alliance/Development Advances,” $7.4 million and $2.1 million, respectively, for the three months ended September 30, 2010 and 2009, and $9.3 million and $6.9 million, respectively, for the nine months ended September 30, 2010 and 2009, were capitalized as an offset to property, plant and equipment.

7. Financing Arrangements

Revolving Credit Facility. The Company has a $125.0 million revolving credit facility with a number of banks which terminates in June 2013. There was no debt outstanding for the respective periods. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all the Company’s assets. Interest costs incurred as a result of the commitment fee was $0.1 million for each of the three-month periods ended September 30, 2010 and 2009. Interest costs incurred as a result of the commitment fee was $0.3 million and $0.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Animation Campus Financing. In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009. Accordingly, during the three- and nine-month periods ended September 30, 2010, the Company did not incur any interest expense related to this financing. During the three- and nine-month periods ended September 30, 2009, the Company incurred $0.3 million and $1.0 million of related interest expense.

As of September 30, 2010, the Company was in compliance with all applicable financial debt covenants.

Interest Capitalized to Film Costs. There was no interest capitalized to film costs during the three- and nine-month periods ended September 30, 2010. Interest capitalized to film costs during the three- and nine-month periods ended September 30, 2009 totaled $0.3 million and $1.0 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

Set forth below is a reconciliation of the components that caused the Company’s provision for income taxes (including the income statement line item “Increase in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Provision for income taxes (combined with increase in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(0.5)	(2.3)	0.3	1.0
Revaluation of deferred tax assets, net	(4.7)	(11.0)	(2.6)	(7.3)
Prior year research and development credit	0.5	(7.4)	—	(1.4)
Other	(1.5)	3.9	(1.8)	(1.1)

Total provision for income taxes (combined with increase in income tax benefit payable to former stockholder)(1)	28.8%	18.2%	30.9%	26.2%

Less: increase in income tax benefit payable to former stockholder(1)
U.S. state taxes, net of Federal benefit	—	2.7	(0.4)	(0.7)
Revaluation of deferred tax assets, net	(31.9)	(11.9)	(28.4)	(19.4)
Prior year research and development credit	(0.2)	4.3	0.2	0.9
Other	(0.2)	(4.0)	0.4	(0.8)

Total increase in income tax benefit payable to former stockholder(1)	(32.3)%	(8.9)%	(28.2)%	(20.0)%

Total (benefit) provision for income taxes	(3.5)%	9.3%	2.7%	6.2%

(1)	Income tax benefit payable to former stockholder: As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former significant stockholder at the time of the Company’s initial public offering, the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future. The Company is obligated to remit to an affiliate of the former significant stockholder 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Refer to the Company’s 2009 Form 10-K for a more detailed description.

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

9. Stockholders’ Equity

Class A Common Stock

Stock Repurchase Program. In July 2008, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. For the period January 1, 2009 through April 21, 2009, the Company repurchased approximately

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to this program. On April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. During the nine months ended September 30, 2010, the Company repurchased 3.1 million shares of its outstanding Class A Common Stock for $110.8 million.

In July 2010, the Company’s Board of Directors terminated the April 2009 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. The Company has not made any repurchases under this authorization.

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and nine-month periods ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total equity-based compensation	$7,193	$7,783	$22,403	$22,478
Tax impact(1)	(2,072)	(1,417)	(6,923)	(5,889)

Reduction in net income, net of tax	$5,121	$6,366	$15,480	$16,589

(1)	Tax impact is determined at the Company’s annual blended effective tax rate, which includes the income statement line item “Increase in income tax benefit payable to former stockholder” (see Note 8).

Stock-based compensation capitalized as a part of film costs was $3.1 million and $2.3 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $9.1 million and $6.7 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the number and weighted average grant-date fair value of equity awards granted during the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Number Granted	Weighted Average Grant- Date Fair Value	Number Granted	Weighted Average Grant- Date Fair Value
	(unaudited)
	(in thousands)		(in thousands)
2010
Stock appreciation rights	47	$12.64	87	$14.58
Restricted stock and restricted stock units	248	$31.16	382	$34.50
2009
Stock appreciation rights	9	$13.49	1,656	$7.61
Restricted stock and restricted stock units	12	$31.51	1,026	$14.40

As of September 30, 2010, the total compensation cost related to unvested equity awards granted to employees but not yet recognized was approximately $74.7 million and will be amortized on a straight-line basis over a weighted average remaining life of 1.6 years.

11. Concentrations of Credit Risk

A substantial portion of the Company’s revenue is derived through distribution of its films by Paramount. Such revenues represented 86.7% and 93.9% of the Company’s total revenue for the three-month periods ended September 30, 2010 and 2009, respectively, and 76.4% and 88.8% for the nine-month periods ended September 30, 2010 and 2009, respectively.

12. Related Party Transactions

In June 2008, the Company entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg’s Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 34 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the three months ended September 30, 2010, the Company did not incur expenses related to the sublease. For the three months ended September 30, 2009, the Company incurred $0.7 million related to the sublease. For the nine months ended September 30, 2010 and 2009, the Company incurred $0.5 million and $0.9 million, respectively.

From time to time, the Company uses a private airplane that is owned by David Geffen, a former director and one of the Company’s controlling stockholders, for Company business. The Company’s use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related charges, such as crew expenses, catering and landing fees. During the nine months ended September 30, 2010, the Company incurred an aggregate of approximately $0.4 million for use of this plane.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consulting Agreement with David Geffen

During July 2010, the Company entered into a consulting agreement with David Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company’s operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party. During the three months ended September 30, 2010, the Company paid $1.0 million to Mr. Geffen, $0.5 million of which was recorded as a prepaid asset as of September 30, 2010.

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

14. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$39,761	$19,608	$85,405	$107,474
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,275	86,720	85,924	87,240
Less: Unvested restricted stock	(329)	(838)	(433)	(838)

Denominator for basic calculation	83,946	85,882	85,491	86,402

Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	319	260	776	64
Restricted stock awards	1,231	987	1,236	889

Denominator for diluted calculation	85,496	87,129	87,503	87,355

Net income per share—basic	$0.47	$0.23	$1.00	$1.24
Net income per share—diluted	$0.47	$0.23	$0.98	$1.23

DREAMWORKS ANIMATION SKG, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase shares of common stock and restricted stock awards	922	247	162	1,837
Stock appreciation rights	2,508	2,384	1,727	3,619

Total	3,430	2,631	1,889	5,456

In addition, 1.5 million shares of equity awards (which is comprised of 0.7 million restricted stock awards and 0.8 million stock appreciation rights) that are contingently issuable were not included in the calculation of diluted shares for the three and nine months ended September 30, 2010, as the required market and/or performance conditions had not been met as of September 30, 2010. For the three and nine months ended September 30, 2009, 3.0 million and 1.9 million shares, respectively, of equity awards that were contingently issuable were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of September 30, 2009.

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

Overview

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing and producing animated feature films. Our films are distributed in the worldwide theatrical, home entertainment and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see Part I, Item 1 “Business—Distribution and Servicing Arrangements” in our 2009 Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to expand our business of creating high-quality entertainment through the development and production of non-theatrical special content such as television specials and series, live theatrical performances and online virtual world games based on our films.

Our Revenues and Costs

Our feature films are currently the source of a significant percentage of our revenues. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue for one of our feature films to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, the Company’s reported revenues in any period are often a result of gross revenues generated in one or several territories being offset by the gross costs of both related and unrelated territories. Prior to April 1, 2010, Paramount reported our international home entertainment results on a 30-day lag. As such revenue is now determinable without a lag, we eliminated this 30-day lag effective April 1, 2010. This change in reporting did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2010. We currently anticipate the change could have a material impact on our results of operations for the three and 12 months ending December 31, 2010 as the results from international territories in which we release our home entertainment product in December 2010, which previously would have been recorded in January 2011, will now be included in this year’s results. We will not be able to quantify the impact of eliminating this lag on our financial results for the quarter ending December 31, 2010 until these films are released in the home entertainment market as the impact will depend, among other things, on the release schedule as well as the home entertainment results in these territories.

In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product and home entertainment companies worldwide and we recently have begun to expand our business beyond our core feature film business, including the development, production and licensing of animated television specials and live theatrical performances. For certain properties, we have entered into exclusive licensing and promotional arrangements. Additionally, in late March 2010, our online virtual world game based on our film Kung Fu Panda was made commercially available (initially on a promotional basis). Revenues generated by the online virtual world during the three and nine months ended September 30, 2010 were not material. Revenue and expense activities related to our online virtual world, live theatrical stage performances, and certain television specials are not typically subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties, and we directly incur costs of revenues and selling, general and administrative expenses and directly pay costs with third party vendors.

Our primary operating expenses include:

•

Costs of Revenues—Our costs of revenues primarily include the amortization of capitalized costs related to feature films and television specials (which consists of production, overhead and interest costs), participation and residual costs for our feature films and television specials and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees. Distribution and marketing costs associated with the exploitation of our feature films would only be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. Our costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs.

Over the past several years, we have developed new lines of business, including live theatrical stage performances and online virtual worlds. As of September 30, 2010, approximately $38.0 million was capitalized in our consolidated balance sheet related to these specific new businesses. Once operational, the capitalized costs associated with these new businesses are amortized into our income statement as costs of revenues. The amortization periods for these new businesses vary depending on performance and activity and are typically significantly shorter than those of our feature films.

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

Our films are distributed in foreign countries and, historically, we have derived approximately 40% of our revenue from foreign countries. A significant amount of our transactions in foreign countries are conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2009 Form 10-K.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$188.9	$135.4	$53.5	39.5%	$509.1	$531.0	$(21.9)	(4.1)%
Costs of revenues	107.7	89.1	18.6	20.9%	312.6	319.5	(6.9)	(2.2)%
Product development	1.5	0.2	1.3	650.0%	2.1	2.6	(0.5)	(19.2)%
Selling, general and administrative expenses	26.4	24.7	1.7	6.9%	77.7	70.2	7.5	10.7%

Operating income	53.3	21.5	31.8	147.9%	116.7	138.6	(21.9)	(15.8)%
Interest income, net	0.2	0.2	—	—%	0.4	1.8	(1.4)	(77.8)%
Other income, net	2.3	2.2	0.1	4.5%	6.4	5.3	1.1	20.8%
Increase in income tax benefit payable to former stockholder	(18.0)	(2.1)	15.9	757.1%	(34.8)	(29.2)	5.6	19.2%

Income before income taxes	37.8	21.8	16.0	73.4%	88.7	116.5	(27.8)	(23.9)%
(Benefit) provision for income taxes	(2.0)	2.2	(4.2)	(190.9)%	3.3	9.0	(5.7)	(63.3)%

Net income	$39.8	$19.6	$20.2	103.1%	$85.4	$107.5	$(22.1)	(20.6)%

Diluted net income per share	$0.47	$0.23	$0.24	104.3%	$0.98	$1.23	$(0.25)	(20.3)%

Diluted shares used in computing diluted net income per share	85.5	87.1	(1.6)	(1.8)%	87.5	87.4	0.1	0.1%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

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

Revenues. For the three months ended September 30, 2010, our revenue was $188.9 million, an increase of $53.5 million, or 39.5%, as compared to $135.4 million for the three months ended September 30, 2009. As illustrated in the revenue chart above, the increase in revenue was primarily related to our second quarter 2010 release, Shrek Forever After. The increase in revenues from our “Current year theatrical releases” during the three months ended September 30, 2010 was partially offset by a $46.3 million decrease in the contribution of revenues from “Prior year theatrical releases,” due to having only one title comprising this category in the current period compared to two in 2009. The increase in the revenues of our “All other” category was primarily related to international exclusive licenses of our television specials and the commencement of our live theatrical touring show based on our feature film Shrek.

Revenue for the quarter ended September 30, 2010 was comprised of amounts earned by a variety of films. For the three months ended September 30, 2010, the largest contributor, Shrek Forever After (released in the second quarter of 2010), generated revenues of $120.4 million primarily earned in the international theatrical markets. Our first quarter 2010 theatrical release, How to Train Your Dragon, contributed $0.8 million of ancillary revenue. During the third quarter of 2010, our distributor reported no revenue to us for this title as the revenues generated during this period did not recoup the home entertainment distribution costs incurred in preparation for the title’s home entertainment release (scheduled for October 2010). Our prior year theatrical release, Monsters vs. Aliens, contributed $11.0 million or 5.8% of revenue, which was primarily earned in the worldwide home entertainment and international pay television markets. Lastly, our “All other” category, which is mainly comprised of our library of titles, contributed $56.7 earned across several markets (but also included $12.6 million attributable to our new businesses).

For the quarter ended September 30, 2009, Monsters vs. Aliens, our only 2009 theatrical release, contributed $33.4 million of revenue earned primarily in the worldwide theatrical and domestic home entertainment markets. 2009’s “Prior year theatrical release,” Madagascar: Escape 2 Africa, contributed $35.4 million earned largely in the domestic pay television and international home entertainment markets, and Kung Fu Panda added $21.9 million of revenue principally earned in the international television market. Lastly, our library of titles contributed $34.7 million earned across several markets, including ancillary revenue, and Shrek the Musical contributed $10.0 million of revenue.

Cost of Revenues. Costs of revenues for the three months ended September 30, 2010 totaled $107.7 million, an increase of $18.6 million or 20.9%, compared to $89.1 million for the three months ended September 30, 2009.

Costs of revenues as a percentage of revenues was 57.0% for the three months ended September 30, 2010 as compared to 65.8% for the three months ended September 30, 2009. The primary component of our costs of revenues is film amortization. The decrease in amortization as a percentage of revenues for the three months ended September 30, 2010 was primarily related to the mix of films. The primary source of revenue for the third quarter of 2010 was our current year release, Shrek Forever After, which, due to the size of the film’s total revenue to be received from all sources (“Ultimate Revenue”) in comparison to its capitalized costs, had lower rates of amortization compared to the prior year’s primary revenue contributors (Monsters vs. Aliens, Kung Fu Panda and Madagascar: Escape 2 Africa). Additionally, there was a slight negative impact to our costs of revenues as a percentage of revenues due to costs associated with our Shrek the Musical touring show and Kung Fu Panda online virtual world.

Product Development. Product development costs increased to $1.5 million for the three-month period ended September 30, 2010 compared to $0.2 million for the three-month period ended September 30, 2009 as a result of development activities that commenced in 2010 related to our online virtual world based on our feature film How to Train Your Dragon. Product development costs primarily represent research and development costs that are incurred in connection with our online virtual worlds or that are not related to an individual film.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $1.7 million to $26.4 million (including $6.4 million of stock compensation expense) for the quarter ended September 30, 2010 from $24.7 million (including $7.4 million of stock compensation expense) for the quarter ended September 30, 2009. This 6.9% aggregate increase was primarily related to $1.2 million of higher salaries and benefits expense attributable to new hires and $0.5 million of higher professional fees.

Operating Income. Operating income for the three months ended September 30, 2010 was $53.3 million compared to $21.5 million for the comparable period of 2009. The $31.8 million increase in operating income between the periods is principally due to the overall stronger performance of our two current year theatrical releases compared to our single theatrical release in the prior year.

Interest Income, Net. For the three months ended September 30, 2010, total interest income remained unchanged at $0.2 million, compared the same period of 2009.

Other Income, Net. For the three months ended September 30, 2010 and 2009, total other income was $2.3 million and $2.2 million, respectively. Other income in both years consisted primarily of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

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

For the quarters ended September 30, 2010 and 2009, we recorded $21.2 million and $2.5 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $18.0 million and $2.1 million, respectively, representing 85% of these recognized benefits.

(Benefit) Provision for Income Taxes. For the three months ended September 30, 2010 and 2009, we recorded a provision for income taxes of $(2.0) million and $2.2 million, or an effective tax rate of (3.5)% and 9.3%, respectively. The primary reason for the income tax benefit recognized in the third quarter of 2010 was our ability to carryback an incremental net operating loss to a prior year in conjunction with the filing of our 2009 federal income tax return in the third quarter of 2010. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended September 30, 2010 and September 30, 2009 were 28.8% and 18.2%, respectively. Our effective tax rate and our combined effective tax rate for both periods were lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets, primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above and the timing of our ability to deduct certain film and television production costs for income tax purposes.

Net Income. Net income for the three months ended September 30, 2010 was $39.8 million, or $0.47 per diluted share, as compared to a net income of $19.6 million, or $0.23 net income per diluted share, in the corresponding period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

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

Revenues. For the nine months ended September 30, 2010, our revenue was $509.1 million, a decrease of $21.9 million or 4.1%, as compared to $531.0 million for the nine months ended September 30, 2009. As illustrated in the revenue chart above, the change in revenue in the first nine months of 2010 as compared to the first nine months of 2009 was primarily related to the slightly stronger performance of the “Prior year theatrical releases” in 2009 compared to the 2010 performance of our “Current year theatrical releases.”

Revenue for the nine months ended September 30, 2010 was comprised of amounts earned by a variety of films. For the nine months ended September 30, 2010, Shrek Forever After (released in the second quarter of 2010) contributed $172.3 million primarily earned in the worldwide theatrical markets, and How to Train Your Dragon (released in the first quarter of 2010) contributed $93.9 million primarily earned in the worldwide theatrical and ancillary (such as merchandising and licensing) markets. Our prior year theatrical release, Monsters vs. Aliens, contributed $52.8 million or 10.4% of revenue, which was primarily earned in the worldwide pay television markets. Lastly, our “All other” category, which is mainly comprised of our library of titles, contributed $190.1 million which was largely driven by Madagascar: Escape 2 Africa, Shrek the Third, and Bee Movie, earned across several markets. For the nine months ended September 30, 2010, our “All other” category included $21.4 million of revenues attributable to new businesses.

For the nine months ended September 30, 2009, Monsters vs. Aliens, our only 2009 theatrical release, contributed $54.2 million of revenue earned primarily in the worldwide theatrical and domestic home entertainment markets. Madagascar: Escape 2 Africa, our 2008 fourth quarter release, contributed $209.1 million of revenue during the nine months ended September 30, 2009, earned primarily in the worldwide theatrical and home entertainment markets, and to a lesser extent, in the domestic pay television market. Kung Fu Panda reported an additional $88.7 million earned in the worldwide home entertainment, television and ancillary markets. Lastly, our library of titles contributed $149.0 million earned across several markets and Shrek the Musical contributed $30.0 million of revenues.

Costs of Revenues. Costs of revenues for the nine months ended September 30, 2010 totaled $312.6 million, a decrease of $6.9 million, compared to $319.5 million for the nine months ended September 30, 2009.

Costs of revenues as a percentage of revenues remained fairly consistent at 61.4% for the nine months ended September 30, 2010 compared to 60.2% for the nine months ended September 30, 2009. The primary component of our costs of revenues is film amortization. Film amortization costs as a percentage of revenues for each of our feature film categories were consistent between periods. In addition, costs of revenues associated with our new businesses were comparable between years.

Product Development. Product development costs totaled $2.1 million and $2.6 million for the nine-month periods ended September 30, 2010 and 2009. Product development costs primarily represent research and development costs that are incurred in connection with our online virtual worlds or that are not related to an individual film.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $7.5 million to $77.7 million (including $20.4 million of stock compensation expense) for the nine months ended September 30, 2010 from $70.2 million (including $21.0 million of stock compensation expense) for the nine months ended September 30, 2009. This 10.7% aggregate increase was attributable to $2.4 million costs related to our Kung Fu Panda online virtual world (primarily related to marketing), $1.8 million of higher salaries and benefits expense attributable to new hires, and $1.4 million related to consulting fees. Additionally, the remaining increase was attributable to other higher selling, general and administrative expenses, none of which were individually material.

Operating Income. Operating income for the nine months ended September 30, 2010 decreased $21.9 million to $116.7 million compared to $138.6 million for the comparable period of 2009. Our operating income for the nine-month period ended September 30, 2010 was lower than that of the comparable period of 2009 largely because we did not release a feature film in the home entertainment market during the first nine months of 2010. During the comparable period of the prior year we released two feature films into the home entertainment market. Additionally, operating income for the nine months ended September 30, 2010 was slightly impacted by the operating and marketing costs associated with our new businesses, resulting in a moderate pre-tax loss for these businesses during this period.

Interest Income, Net. For the nine months ended September 30, 2010, total interest income was $0.4 million, a decrease of $1.4 million or 77.8%, from $1.8 million for the same period of 2009. The decrease in interest income was due to lower average balances of cash and cash equivalents largely due to the stock repurchases made during 2010 when compared to the same period of the prior year.

There was no interest capitalized to production film costs during the nine months ended September 30, 2010 due to the payoff of outstanding debt in 2009, which resulted in no interest expense in the nine months ended September 30, 2010. Interest expense capitalized to production film costs was $1.0 million for the nine months ended September 30, 2009.

Other Income, Net. For the nine months ended September 30, 2010 and 2009, total other income was $6.4 million and $5.3 million respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Increase in Income Tax Benefit Payable to Former Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the nine months ended September 30, 2010 and 2009, we recorded $41.0 million and $34.4 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $34.8 million and $29.2 million, respectively, representing 85% of these recognized benefits.

Provision for Income Taxes. For the nine months ended September 30, 2010 and 2009, we recorded a provision for income taxes of $3.3 million and $9.0 million, respectively, or an effective tax rate of 2.7% and 6.2%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the nine months ended September 30, 2010 and 2009 were 30.9% and 26.2%, respectively. Our effective tax rate and our combined effective tax rate for both periods were lower than the 35% statutory federal rate because of the decrease in our valuation allowance for deferred tax assets, primarily resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above and the timing of our ability to deduct certain film and television production costs for income tax purposes due to timing differences.

Net Income. Net income for the nine months ended September 30, 2010 was $85.4 million, or $0.98 per diluted share, as compared to a net income of $107.5 million, or $1.23 net income per diluted share, in the corresponding period in 2009.

Financing Arrangements

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K.

As of September 30, 2010, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 7 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2009 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and new lines of business, including television specials, live theatrical stage performances and online virtual worlds, make participation and residual payments, and fund selling, general and administrative costs and capital expenditures. Our operating activities for the nine months ended September 30, 2010 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand, cash from operations and our available revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures.

As of September 30, 2010, we had cash and cash equivalents totaling $169.6 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally commercial paper and commercial paper mutual funds, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at September 30, 2010 decreased by $61.6 million from that of $231.2 million at December 31, 2009. Components of this change in cash for the nine months ended September 30, 2010, as well as for the nine months ended September 30, 2009, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash provided by operating activities	$80,146	$191,833

During the nine months ended September 30, 2010, our main source of cash from operating activities was attributable to the collection of revenue from Paramount related to Shrek Forever After’s and How to Train Your Dragon’s worldwide theatrical releases, Monsters vs. Aliens’ worldwide home entertainment and domestic television revenues, Kung Fu Panda’s worldwide home entertainment and television revenues, Madagascar: Escape 2 Africa’s worldwide home entertainment and television revenues and, to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. As we did not have a theatrical release in the fourth quarter of 2009, our cash inflow from operating activities was approximately 40% less for the first nine months of 2010 than that for the comparable period of 2009 (which benefited from the collection of revenue from our 2008 fourth quarter theatrical release). Net cash used in operating activities for the first nine months of 2010 was primarily attributable to $23.5 million paid related to annual incentive compensation payments, $22.6 million paid to an affiliate of a former significant stockholder related to tax benefits realized in 2010 from the Tax Basis Increase, and spending for the production of our feature films, television specials, live theatrical performances, and online virtual worlds.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash used in investing activities	$(37,777)	$(55,030)

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was primarily related to the investment in property, plant and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	2010	2009
Net cash used in financing activities	$(104,014)	$(52,217)

Net cash used in financing activities for both nine-month periods ended September 30, 2010 and 2009 was primarily comprised of repurchases of our Class A common stock. During the nine months ended September 30, 2010 we repurchased approximately 35% more shares than we did during the nine months ended September 30, 2009.

Contractual Obligations

There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K.

As of September 30, 2010 we had non-cancelable talent commitments totaling approximately $27.4 million that are payable over the next five years.

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

Pursuant to the Paramount Agreements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to our films on a title-by-title basis. Prior to April 1, 2010, Paramount reported our international home entertainment results on a 30-day lag. As such revenue is now determinable without a lag, the 30-day lag was eliminated effective April 1, 2010. This change in reporting did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2010 (also see “—Overview—Our Revenues and Costs”). Because a third party is the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As is typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

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

Film and Other Inventory Costs Amortization

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its Class A common stock for the three months ended September 30, 2010.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
July 1–July 30, 2010	—	$—	—	$150,000,000
August 1–August 31, 2010	—	$—	—	$150,000,000
September 1–September 30, 2010	—	$—	—	$150,000,000

Total	—	$—	—

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
(2)	In April 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. In July 2010, the Company’s Board of Directors terminated the April 2009 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Item 3 is not applicable and has been omitted.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010).

Exhibit 10.2	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 4, 2010).

Exhibit 10.3	Amendment No. 1 to License Agreement entered into on August 19, 2010 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 24, 2010).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: October 26, 2010	By:	/s/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010).

Exhibit 10.2	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 4, 2010).

Exhibit 10.3	Amendment No. 1 to License Agreement entered into on August 19, 2010 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 24, 2010).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).