Form 10-K
period 2010-12-31
DreamWorks Animation SKG, Inc.
filed 2011-02-25
CIK 1297401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,803,877,220 using the closing price of $28.55 as reported by the Nasdaq Global Select Market as of such date. As of such date, non-affiliates held no shares of Class B common stock. There is no active market for the Class B common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons holding more than 10% of the registrant’s Class A or Class B common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 30, 2010.

As of February 18, 2011, there were 73,652,549 shares of Class A common stock and 10,838,731 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2011 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.

Form 10-K

For the Year Ended December 31, 2010

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

Overview

DreamWorks Animation creates family entertainment, including animated feature films, television specials and series, live entertainment properties, an online virtual world and related consumer products, meant for audiences around the world. We have released a total of 21 animated feature films of which Shrek the Third, Shrek 2 and Madagascar were the highest-grossing animated films in the domestic box office in their respective years of release, and Shrek 2 remains the fifth-highest grossing film of all time in the domestic box office.

Historically, our business plan has generally been to release two animated feature films per year. In 2009, we announced that, beginning in 2010, we expect to release a total of five movies every two years. In 2010, we released three animated films, How to Train Your Dragon, Shrek Forever After and Megamind. We are currently producing five additional feature films, of which we expect to release two in 2011 and three in 2012. In addition, we have a substantial number of projects in creative and story development and production that are expected to fill the release schedule in 2013 and beyond. In 2007, we announced that all of our films, beginning with the release of Monsters vs. Aliens in 2009, would be released in stereoscopic 3D.

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

We generally retain the exclusive copyright and other intellectual property rights to all of our projects and characters, other than (i) co-ownership of the copyright and other intellectual property rights (including characters) in and to Flushed Away, which was co-produced with Aardman Animations, Ltd. (“Aardman”), (ii) Wallace & Gromit: The Curse of the Were-Rabbit, a film owned by Aardman for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets, (iii) co-ownership of the copyright and other intellectual property rights (including characters) in and to Chicken Run with Aardman Chicken Run Limited and Pathé Image and (iv) the animated television series The Penguins of Madagascar and Kung Fu Panda: Legends of Awesomeness, for which the copyright is owned by Nickelodeon.

Films in Production and Development

We are currently producing five animated feature films for release in 2011 and 2012. In addition, we have a substantial number of projects in development and production that are expected to fill our release schedule in 2013 and beyond. The table below lists all of our films that are expected to be released through the end of 2012.

Title	Expected Release Date*
Kung Fu Panda 2	June 3, 2011
Puss in Boots	November 4, 2011
The Croods	First Quarter 2012
Madagascar 3	Second Quarter 2012
Rise of the Guardians	Fourth Quarter 2012

*	Release dates are tentative. Due to the uncertainties involved in the development and production of animated feature films, the date of completion can be significantly delayed.

Non-Feature Film Businesses

Over the last few years, the Company has commenced a number of initiatives aimed at further capitalizing on its franchise film properties, such as Shrek, Madagascar and Kung Fu Panda. These business initiatives seek to diversify the Company’s revenue streams by exploiting the film properties in other areas of family entertainment, including the following:

Television Specials and Series

Since 2007 (with our Christmas special, Shrek the Halls), the Company has been producing half-hour television specials based on its films, Shrek, Kung Fu Panda, Madagascar and Monsters vs. Aliens. The Company has additional television specials/series in development based on its films

(including How to Train Your Dragon) for initial broadcast in 2011 and beyond. In connection with these specials/series, the Company entered into various network television distribution agreements. The Company retains all other distribution rights (such as DVD, other home entertainment and consumer product distribution rights) with respect to its television specials/series.

The animated television series, The Penguins of Madagascar, debuted on the Nickelodeon network in March 2009. Under the Company’s agreement with Paramount, an affiliate of Nickelodeon (which is discussed in greater length in “Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films—Nickelodeon Television Development”), the Company is generally entitled to receive one-half of the revenues, as well as certain service fees, associated with home entertainment and consumer products sales related to the television series. The Company and Nickelodeon are currently producing an animated television series based on Kung Fu Panda, which the Company expects will debut on the Nickelodeon network in late 2011.

The Company is also producing an animated television series based on How to Train Your Dragon, for broadcast on the Cartoon Network.

Live Performances

From December 2008 until January 2010, the Company’s Shrek The Musical ran on Broadway. The play is based on the Company’s 2001 theatrical release, Shrek. In July 2010, the Company launched a national touring production of the play. The Company currently expects that a separate production of the play will begin public performances in London in May 2011. In January 2011, a live show based on the film Madagascar debuted in the United States. The Company is also developing live shows based on its theatrical properties Kung Fu Panda and How to Train Your Dragon.

Online Virtual World

The Company’s online virtual world based on the film Kung Fu Panda became available to the public in March 2010. The virtual world is aimed at children ages seven through 12. The Company currently realizes revenue from the virtual world through user subscription fees and advertising.

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

Term of Agreement.    Subject to certain exceptions, the Paramount Distribution Agreement grants Paramount the worldwide right to distribute all of our animated films, including previously released films, completed and available for release through the later of (i) our delivery to Paramount of 13 new animated feature films, and (ii) December 31, 2012, unless, in either case, the agreement is terminated earlier in accordance with its terms. To date, we have delivered a total of 10 animated feature films under the agreement. If we or Paramount terminate the Paramount Distribution Agreement, our existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that we have pre-approved. The distribution rights granted to Paramount generally include (i) domestic and international theatrical exhibition, (ii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iii) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions, and (iv) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing at the time of delivery. We retain all other rights to exploit our films, including domestic and international home entertainment exhibition and video-on-demand exhibition rights (and we have engaged Paramount under the Paramount Fulfillment Services

Agreement to render services in connection with our exploitation of these rights on a worldwide basis), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Once Paramount has acquired the license to distribute one of our animated feature films, Paramount generally will have the right to exploit the film in the manner described above for 16 years from such film’s initial general theatrical release.

Distribution Services.    Paramount is responsible for the worldwide distribution in the media mentioned above of all of our animated feature films, but may engage one or more sub-distributors and service providers in those territories and media in which Paramount subdistributes all or substantially all of its motion pictures, subject to our prior written approval. Our grant of distribution rights to Paramount is expressly subject to certain existing subdistribution and license agreements previously entered into by Old DreamWorks Studios. Pursuant to the Paramount Distribution Agreement, we are required to continue to license directly to Old DreamWorks Studios those distribution rights in and to our existing and future animated films, to the extent necessary for Old DreamWorks Studios to comply with such existing subdistribution and license agreements. Upon expiration of Old DreamWorks Studios’ existing agreements, all distribution rights that are subject to such agreements shall be automatically granted to Paramount for the remainder of each film’s respective license term under the Paramount Distribution Agreement.

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

Under the Paramount Distribution Agreement, Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction for, among other things, distribution and marketing costs, third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to our films on a title-by-title basis prior to our recognizing any revenue. For each film licensed to Paramount, revenues, fees and expenses for such film under the Paramount Distribution Agreement are combined with the revenues, fees and expenses for such film under the Paramount Fulfillment Services Agreement and we are provided with a single monthly accounting statement and, if applicable, payment for each film. For further discussion, see “—Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement” below.

Creative Control.    We retain the exclusive right to make all creative decisions and initiate any action with respect to the development, production and acquisition of each of our films, including the right to abandon the development or production of a film, and the right to exercise final cut.

Reimbursement Amounts.    Paramount has agreed to pay us an annual cost reimbursement amount (currently $7.0 million per year) during the period that we are delivering new films to Paramount pursuant to the Paramount Distribution Agreement.

Nickelodeon Television Development.    As part of the Paramount Distribution Agreement, we agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop animated television properties based on our films and the characters and elements contained in those films. The license to Paramount is expressly conditioned on Nickelodeon continuing to develop and commence production on television programs based on our film properties. Generally, if Nickelodeon does not determine whether to commence production on such programs based on a film property within a specified time, the animated television rights in such film property revert to us. We also retain the right to co-produce any television programs and maintain all customary creative approvals over any production using our film properties, including the selection of the film elements to be used as the basis for any television productions. The animated television series, The Penguins of Madagascar, which is based on our Madagascar films, debuted on the Nickelodeon network in March 2009. The Company and Nickelodeon are currently producing an animated television series based on Kung Fu Panda, which the Company expects will debut on the Nickelodeon network in late 2011.

Additional Services.    Under the terms of the Paramount Distribution Agreement, Paramount has agreed to provide us at minimal cost certain production-related services, including but not limited to film music licensing, archiving of film materials, credits, participations, travel and residual accounting.

Termination.    Upon the occurrence of certain events of default, which include the failure of either party to make a payment and the continuance thereof for five business days, material uncured breach of the agreement and certain bankruptcy-related events, the non-breaching party may terminate the agreement. If we fail to deliver to Paramount three qualifying theatrical films per five-year period, if applicable, of the Paramount Distribution Agreement (e.g., three films within the first five years, six films within the first 10 years), then Paramount has the right to terminate the agreement. In addition, if Paramount is in breach or default under any sub-distribution or third-party service agreements that have been pre-approved by us, and such breach or default has or will have a material adverse effect on Paramount’s ability to exploit the distribution rights in accordance with the terms of the Paramount Distribution Agreement, then we may terminate the agreement. If we terminate the agreement, we generally can require Paramount to stop distributing our films in the various territories and markets in which Paramount directly distributes our films, or we can terminate the remaining term of the Paramount Distribution Agreement, but require Paramount to continue distributing our films that are currently being distributed or are ready for release pursuant to the Paramount Distribution Agreement, subject, in each case, to the terms of any output agreements (such as any agreements that we may have with any television networks) or other agreements to which the films are then subject (provided that Paramount continues to pay us all amounts required to be paid to us and to perform its other obligations pursuant to the Paramount Distribution Agreement). Unless otherwise agreed, termination of the Paramount Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. Moreover, we can elect to terminate the Paramount Distribution Agreement and, in our sole discretion, the Paramount Fulfillment Services Agreement, after January 1, 2011, if we experience a change in control (as defined therein) and pay a one-time termination fee. The amount of the termination fee is specified as $150 million if we terminated the Paramount Distribution Agreement on January 1, 2011, and the amount of the termination fee reduces ratably to zero during the period from January 2, 2011 to December 31, 2012. Upon termination by either party of the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, we have the corresponding right to terminate the other agreement at our sole election.

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

Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement

Each of our films is accounted for under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement on a combined basis for each film. In such regard, all revenues, expenses and fees under the Paramount Agreements for a given film are fully cross- collateralized. If a theatrical feature film does not generate revenue in all media, net of the 8.0% distribution and servicing fee, sufficient for Paramount to recoup its expenses under the Paramount Agreements, Paramount will not be entitled to recoup those costs from proceeds of our other theatrical feature films, and we will not be required to repay Paramount for such amounts.

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

Strategic Alliances and Promotions

The success of our projects greatly depends not only on their quality, but also on the degree of consumer awareness that we are able to generate for their theatrical and home entertainment releases. In order to increase consumer awareness, we have developed key strategic alliances as well as numerous promotional partnerships worldwide. In general, these arrangements provide that we license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we may receive promotional fees in addition to substantial marketing benefits from cross-promotional opportunities, such as inclusion of our characters and movie images in television commercials, on-line, print media and on promotional packaging.

We currently have strategic alliances with McDonald’s, Hewlett-Packard and Intel. We have also entered into a strategic alliance with Samsung related to 3D DVD versions of several of our films. We believe these relationships are mutually valuable. We benefit because of the consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

How We Develop and Produce our Films

The Animated Filmmaking Process

The filmmaking process starts with an idea. Inspiration for a film comes from many sources—from our in-house staff, from freelance writers or from existing literary or other works. Successful ideas are generally written up as a treatment (or story description) and then proceed to a screenplay, followed by the storyboarding process and then finally into the production process. Excluding the script and early development phase, the production process, from storyboarding to filming out the final image, for a full-length feature film can take approximately three to four years.

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

The development phase generally consists of story and visual development. The duration of the development phase can vary project by project—from a matter of months to a number of years. In the pre-production phase, the script and story are further developed and refined prior to the majority of the film crew commencing work on the project. The production phase which follows can last up to two years depending on the length of the project (television specials/series will generally be shorter) and involves the largest number of staff. The Company’s introduction of stereoscopic 3D for its films provides the filmmakers with additional variables to review and decide upon during this production phase. Finally, in the post-production phase, the core visuals and dialogue are in place and we add important elements such as sound effects and the music/score.

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

Competition

Our films and other projects compete on a broad level with all forms of entertainment and even other consumer leisure activities. Our primary competition for film audiences comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at the same time as our films. At this level, in addition to competing for box-office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, with respect to the home entertainment and television markets, we compete with other films as well as other forms of entertainment. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees and for the acquisition of rights to pre-existing literary and other works.

Competition for Film Audiences.    Our primary competition for film audiences comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its box-office performance. Because we currently expect to release only two or three films per year, our objective is to produce so-called “event” films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of other films (especially 3D films) targeting similar audiences. In this regard, we pay particular attention to the expected release dates of other films produced by other animation studios, although we also pay attention to the expected release dates of live-action and other “event” films that are vying for similar broad audience appeal.

Disney/Pixar, Sony Entertainment, Fox Entertainment’s Blue Sky Studios and Illumination Entertainment are currently the animation studios that we believe target similar audiences and have comparable animated filmmaking capabilities. In addition, other companies and production studios continue to release animated films, which can affect the market in which our films compete.

Competition in Home Entertainment.    In the home entertainment market, our films and television entertainment compete with not only other theatrical titles or direct-to-video titles and television series titles, but also other forms of home entertainment, such as online, casual or console games. As competition in the home entertainment market increases, consumers are given a greater number of choices for home entertainment products. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Historically, a significant portion of our revenues has been derived from consumer purchases of our home entertainment titles. In this regard, we compete with video-rental or video-on-demand services that offer consumers the ability to view home entertainment titles one or more times for a rental fee that is typically significantly less than the purchase of the title. Over the last couple of years, a number of companies have begun offering Internet-based services that allow consumers to stream home entertainment titles to their televisions, computers or mobile devices for a one-time or monthly subscription fee. Additionally, some existing subscription cable television channels are developing or have developed Internet-based services that offer subscribers the ability to also view content on computers or mobile devices. Our home entertainment titles also compete with these services. Finally, over the past several years, there has been an increase in competition for shelf space given by retailers for any specific title and for DVDs in general.

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

Potential Competition.    Barriers to entry into the animation field have decreased as technology has advanced. While we have developed proprietary software to create animated films, other film studios may not be required to do so, as technological advances have made it possible to purchase third-party software capable of producing high-quality images. Although we have developed proprietary technology, experience and know-how in the animation field (especially with respect to stereoscopic 3D) that we believe provide us with significant advantages over new entrants in the animated film market, there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce an animated feature film, which could result in a significant number of new animated films or products. The entrance of additional animation companies into the animated feature film market could adversely impact us by eroding our market share, increasing the competition for animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly animators and technical staff.

Employees

As of December 31, 2010, we employed approximately 2,100 people, many of whom were covered by employment agreements, which generally include non-disclosure agreements. Of that total, approximately two-thirds were directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 300 were primarily engaged in supporting and developing our animation technology, and approximately 410 worked on general corporate and administrative matters, including our licensing and merchandising operations. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 840 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under three industry-wide collective bargaining agreements to which we are a party, namely agreements with Locals 700 and 839 of the International Alliance of Theatrical Stage Employees (“IATSE”), which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild (“SAG”), which generally covers artists such as actors and singers. We believe that our employee and labor relations are good.

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

We cannot predict the economic success of any of our motion pictures because the revenue derived from the distribution of a motion picture (which does not necessarily directly correlate with the production or distribution costs incurred) depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a motion picture also depends upon the public’s acceptance of competing films, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Furthermore, part of the appeal of CG (“computer-generated”) animated films such as ours may be due to their relatively recent introduction to the market. We cannot assure you that the introduction of new animated filmmaking techniques, an increase in the number of CG animated films or the resurgence in popularity of older animated filmmaking techniques will not adversely affect the popularity of CG animated films.

In general, the economic success of a motion picture is dependent on its theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any net revenues for such film from Paramount. In the past, some of our films have not recovered their production costs, after recoupment of marketing, fulfillment services and distribution costs, in an acceptable timeframe or at all.

Our business is currently substantially dependent upon the success of a limited number of film releases each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results.

Historically our business plan has been to release two animated feature films per year. In 2009, we announced that, beginning in 2010, we expect to release five animated feature films every two years. The unexpected delay in release or commercial failure of just one of these films could have a significant adverse impact on our results of operations in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In fact, over the last several years domestic theatrical results and foreign theatrical results have become less directly correlated than in the past. While we have generally seen growth in our foreign theatrical results, it has come in countries where the home entertainment market is not as robust as in the United States or Western Europe.

Our home entertainment business is currently experiencing significant changes as a result of rapid technological change and shifting consumer preferences and behavior. We cannot predict the effect that these changes and shifting preferences will have on the revenue from and profitability of our films.

During the last 10 years, a significant amount of our revenues and profitability have resulted from sales of DVDs in the home entertainment market. Since 2005, there has been a general decline in both the number of DVD units sold and the profitability of such units, and such decline accelerated during 2010. We believe that this decline is a result of various technological advances and changes in consumer preferences and behavior. Consumers (especially children) are spending an increasing amount of time on the Internet and mobile devices, and technology in these areas continues to evolve rapidly. In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on handheld or portable devices. As a result, we cannot assure you that consumers will continue to use the DVD format for their home entertainment. We must adapt our businesses to changing consumer behavior and preferences and exploit new distribution channels or find new and enhanced ways to deliver our films in the home entertainment market. There can be no assurances that we will be able to do so or that we will be able to achieve historical revenues or margin levels in such business. During 2010, three large retailers, Walmart, Target and Best Buy, accounted for approximately 53% of the Company’s domestic DVD sales. If these and other retailers’ support of the DVD format decreases, the Company’s results of operations could be materially adversely affected.

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

As part of the Company’s plan of diversifying its revenue sources, the Company has recently produced and is currently developing a number of projects that are not feature films. These projects include several live shows, animated television specials and series and an online virtual world. Some of these new businesses are inherently riskier than the Company’s traditional animated feature film business. These projects also require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company’s management resources. While the Company currently believes that it has adequate sources of capital to fund these development and operating expenditures, there can be no assurances that such resources will be available to the Company. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we cannot provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful. During the year ended December 31, 2010, the Shrek The Musical touring show and the Kung Fu Panda online virtual world did not achieve the operating results that had been expected. As a result, during the fourth quarter of 2010, the Company recorded an impairment charge of $11.9 million related to the online virtual world and $7.9 million related to the touring show.

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

Animated feature films typically take three to four years (or longer) to produce after the initial development stage, as opposed to an average of 12 to 18 months for live-action films. The additional time that it takes to produce and release an animated feature film increases the risk that our films in production will fall out of favor with target audiences and that competing films will be released in advance of or concurrently with ours, either of which risks could reduce the demand for or popular appeal of our films.

The production and marketing of animated feature films and other properties is capital-intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated cash requirements.

The costs to develop, produce and market a film are substantial. In 2010, for example, we spent approximately $323.1 million to fund production costs (excluding overhead expense) and to make contingent compensation and residual payments. For the year ending December 31, 2011, we expect our commitments to fund production costs (excluding overhead expense) and to make contingent compensation and residual payments (on films released to date) will be approximately $397.0 million. Although we retain the right to exploit each of the films that we have previously released, the size of our film library is insubstantial compared to the film libraries of the major United States (“U.S.”) movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our $125 million revolving credit facility. If our films fail to perform, we may be forced to seek substantial sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

The costs of producing and marketing our feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.

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

Our decision to produce all of our films in stereoscopic 3D may lead to decreased profitability of our films.

We released our first 3D film, Monsters vs. Aliens in 2009. We expect that all of our future films will also be released in stereoscopic 3D. The Company has implemented a number of changes to its production processes in order to produce stereoscopic 3D films. These changes have increased the costs of producing our films, which may make it more difficult for a film to generate a profit. There are currently a limited number of movie theaters that are capable of screening films in stereoscopic 3D. Additionally, other entertainment companies are planning to release films in stereoscopic 3D, which has increased the competition for 3D screens. While the number of 3D-capable movie theaters has increased significantly and we believe will continue to increase over time, the costs to theater owners of purchasing 3D screening equipment may slow this increase, especially if theater owners are concerned about the availability of sufficient 3D titles to justify the expense. Finally, there have been limited sales of televisions and DVD players capable of displaying stereoscopic 3D images. While we believe that consumers find the 3D movie experience to be at least as enjoyable as the two-dimensional experience, there can be no assurances that a sufficient number of consumers will be willing to pay higher prices for stereoscopic 3D films and DVDs, which may make it more difficult for us to recover the higher production costs.

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

Beginning in 2008, the global economy began experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This decrease and any future decrease in economic activity in the U.S. or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. Any decline in economic conditions may reduce the performance of our theatrical and home entertainment releases and purchases of our licensed consumer products, thereby reducing our revenues and earnings. We may also experience increased returns by the retailers that purchase our home entertainment releases. Further, bankruptcies or similar events by retailers, theater chains, television networks, other participants in our distribution chain or other sources of revenue may cause us to incur bad debt expense at levels higher than historically experienced or otherwise cause our revenues to decrease. In periods of generally increasing prices, or of increased price levels in a particular sector such as the energy sector, we may experience a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

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

Strong existing film studios competing in the CG animated film market and the entrance of additional competing film producers could adversely affect our business in several ways.

CG animation has been successfully exploited by a growing number of film studios since the first CG animated feature film, Toy Story, was released by Pixar in 1995. In the past several years, a number of studios have entered the CG animated film market, thus increasing the number of CG animated films released per year. There are no substantial technological barriers to entry that prevent other film producers from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

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

We have established multiple creative and production teams so that we can simultaneously produce several animated feature films. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our entertainment projects. This growth and expansion has placed, and continues to place, a significant strain on our resources.

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

Under the terms of the Paramount Distribution Agreement, Paramount and certain of its affiliates have agreed to provide us with a variety of services, including music licensing, music creative, music business affairs, archiving of film materials, casting, the calculation and administration of residuals and contingent compensation for our motion pictures, and compiling, preparing and checking credits to be accorded on our films and working and complying with MPAA rules and regulations (including obtaining the MPAA rating for all of our motion pictures). Paramount has the right to terminate a service Paramount is providing under the Paramount Distribution Agreement if we are in breach of a material provision related to such service. If any of the services provided to us by Paramount is terminated, we will be required to either enter into a new agreement with Paramount or another services provider or assume the responsibility for these functions ourselves. If we were to enter into a new agreement with Paramount regarding any such terminated services, hire a new services provider or assume such services ourselves, the economic terms of the new arrangement may be less favorable than our current arrangement with Paramount, which may adversely affect our business, financial condition or results of operations.

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

In recent years, we have derived approximately 49% of our feature film revenue from the exploitation of our films in territories outside of the United States. Additionally, some of our newer non-feature film businesses are being or are expected to be conducted, at least partially, outside of the U.S. As a result, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

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

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective as of December 31, 2011 (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control. In addition, our two studios are located in California—one in Southern California and one in Northern California. These areas in California have in the past and may in the future be subject to earthquakes as well as electrical blackouts as a consequence of a shortage of available electrical power. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment designed to protect our CG animation rendering equipment and other sensitive equipment. A long-term power outage, however, could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

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

Demand for our products and services is highly dependent on the general environment for entertainment and other leisure activities. The environment for these activities can be significantly adversely affected in the U.S. or worldwide as a result of variety of factors beyond our control, including terrorist activities, military actions, adverse weather conditions or natural disasters or health concerns. Such events could have a material adverse effect on our business and results of operations. Similarly, an outbreak of a particular infectious disease could negatively affect the public’s willingness to see our films in theatres. Finally, the ongoing effects of global climate change could adversely affect our business. Various proposals have been discussed at the federal and state level to limit the carbon emissions of business enterprises, which if enacted could result in an increase in our costs of operations. The effects of climate change could also have unpredictable effects on consumer movie attendance patterns.

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

Our revenue may be adversely affected if we fail to protect certain of our proprietary technology or enhance or develop new technology.

We depend on certain of our proprietary technology to develop and produce our animated feature films and other projects. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. From time to time, we may have patent applications pending in the United States or other countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. In addition, to produce our projects we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films and other projects remain competitive. Such costs could have a material adverse affect on our business, financial condition or results of operations.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, could effectively prevent us from using important technology and could have a material adverse effect on our business, financial condition or results of operations.

Third-party technology licenses may not continue to be available to us in the future.

In addition to our proprietary technology, we also rely on certain technology that we license from third parties, including software that we use with our proprietary software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms or at all or that the technology licenses will not result in intellectual property infringement claims by third parties. The loss of or inability to maintain any of these technology licenses could result in delays in project releases until equivalent technology could be identified, licensed and integrated to complete a given project. Any such delays or failures in project releases could materially adversely affect our business, financial condition or results of operations.

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

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we would be required to accelerate amortization of related costs. For instance, in the quarter ended December 31, 2006, we incurred a write-down of $108.6 million for a change in the estimated fair value of unamortized film costs for Flushed Away. Such accelerated amortization would adversely impact our business, operating results and financial condition.

Our online virtual world business and other online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In March 2010, our online virtual world, Kung Fu Panda World, became commercially available. This virtual world, which is based on our 2008 theatrical release, Kung Fu Panda, is targeted primarily to children between the ages of seven and 13. We also use social media and other Internet websites to market our projects and connect with consumers. A variety of laws and regulations have been adopted over the last several years aimed at protecting children using the Internet. These laws include the federal Children’s Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. Kung Fu Panda World has been developed and created in manner that we believe complies with COPPA and other laws and regulations applicable to online virtual worlds. However, if the

Company’s virtual world or other online activities were to violate any applicable current or future laws and regulations, the Company could be subject to litigation and regulatory actions, including fines and other penalties. Additionally, the Company currently uses a subscription model to generate revenue from the virtual world, under which users pay for access through monthly or other periodic charges to their credit cards. Any unauthorized disclosure of our users’ credit card or other personally identifiable information could result in claims and lawsuits against us, as well as damage to our reputation as a family-friendly content provider.

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

Jeffrey Katzenberg, David Geffen and entities controlled by them own 100% of our Class B common stock, representing approximately 13% of our common equity and approximately 69% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg and David Geffen or entities controlled by them generally have the collective ability to control (without the consent of our other stockholders) all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock may make us a less attractive takeover target.

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

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of Paul Allen, who was previously a director and significant stockholder. As a result of certain transactions that entities controlled by Paul Allen engaged in, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the years ended December 31, 2009 and 2010, we made payments (net of refunds) totaling $28.5 million and $26.9 million, respectively, to Mr. Allen’s affiliate. As of December 31,

2010, we have recorded a liability of $329.6 million to Mr. Allen’s affiliate. We expect that $27.5 million will become payable during the next 12 months (which is subject to the finalization of our 2010 tax returns) and the remainder will become payable over the next several years. The significant increase in the liability due to Mr. Allen’s affiliate as of December 31, 2010 was attributable to the reversal of a substantial portion of our valuation allowance held against our deferred tax assets during the year ended December 31, 2010. In addition, this liability may increase in the future to the extent that new deferred tax assets result in realized tax benefits that are subject to the tax receivable agreement. See Risk Factor entitled “Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.”

As a result of the tax receivable agreement, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 9 to our audited consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes.”

Anti-takeover provisions of our charter and by-laws, as well as Delaware law may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

The anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and by-laws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Internal Revenue Service is currently auditing our tax returns for the years ended December 31, 2007 and 2008. Our California state tax returns for the period October 27, 2004 through December 31, 2004 and for the years ended December 31, 2005, 2006 and 2007 are currently under examination by the California Franchise Tax Board. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations. As of December 31, 2010, we concluded that it was more likely than not that our deferred tax assets were realizable and that substantially all of the related valuation allowance previously established was no longer needed. This conclusion was based upon our expectation of sufficient future taxable income to fully utilize these assets. However, as indicated by the above Risk Factor entitled “Our operating results fluctuate significantly,” there is no assurance that we will attain our future expected levels of taxable income or that a valuation allowance against new or existing deferred tax assets will not be necessary in the future.

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2010 fiscal year and that remain unresolved.

Item 2.	Properties

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus houses a majority of our employees. During 2010, we completed a long-term construction project that expanded the size of our headquarters to approximately 500,000 square feet.

Redwood City Facility

In 2002, we entered into a 10-year lease agreement for our approximately 100,000 square feet of office space in Redwood City, California. In September 2009, we entered into a three-year lease agreement for an additional 15,000 square feet of office space in Redwood City. In anticipation of the expiration of our 2002 and 2009 leases, in November 2010 we entered into a new 10-year lease agreement with respect to approximately 193,000 square feet of office space in Redwood City, California. We currently anticipate that we will occupy this new office space during the second half of 2011.

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

Item 4.	Removed and Reserved

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	60	Chief Executive Officer and Director
Lewis Coleman	69	President, Chief Financial Officer and Director
Ann Daly	54	Chief Operating Officer
Andrew Chang	45	General Counsel and Corporate Secretary
Anne Globe	48	Head of Worldwide Marketing and Consumer Products
John Batter	47	Co-President of Production
Rich Sullivan	38	Head of Corporate Finance
Daniel Satterthwaite	42	Head of Human Resources
Heather O’Connor	40	Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director.    Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. DreamWorks Animation is the largest animation studio in the world and has released a total of 21 animated feature films, which have enjoyed a number of critical and commercial theatrical successes. These include the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon. Under Mr. Katzenberg’s leadership, DreamWorks Animation became the first studio to produce all of its feature films in 3D and in 2010 became the first Company to release three CG feature films in 3D in a single year. Mr. Katzenberg co-founded and was a principal member of DreamWorks L.L.C. (“Old DreamWorks Studios”) from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding Old DreamWorks Studios, Mr. Katzenberg served as chairman of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. Mr. Katzenberg is Chairman of the Board of The Motion Picture & Television Fund Foundation. He serves on the Boards of AIDS Project Los Angeles, American Museum of the Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts, Geffen Playhouse, Michael J. Fox Foundation for Parkinson’s Research and The Simon Wiesenthal Center. He is co-chairman of the Creative Rights Committee of the Directors Guild of America and the Committee on the Professional Status of Writers of the Writers Guild of America. With over 30 years of experience in the entertainment industry, Mr. Katzenberg brings an unparalleled level of expertise and knowledge of the Company’s core business to the Board. Among the many accomplishments of his lengthy career, he has been responsible for the production of many of the most successful animated films of all time.

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

John Batter—Co-President of Production.    Mr. Batter has served in his current position since October 2007. Mr. Batter joined the Company in January 2006 as Head of Production Operations. From January 2000 until January 2006, Mr. Batter was with Electronic Arts Inc., and served in a variety of capacities including Group Studio General Manager and General Manager of EA Mobile. From 1995 until 2000, Mr. Batter worked in a variety of positions with Old DreamWorks Studios, including serving as Chief Financial Officer of DreamWorks Interactive (a joint venture between DreamWorks and Microsoft Corporation) and as Chief Financial Officer of the Company’s PDI/DreamWorks unit.

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

Heather O’Connor—Chief Accounting Officer.    Ms. O’Connor has served as our Chief Accounting Officer since February 2010. From January 2006 until February 2010, Ms. O’Connor served as our Head of SEC Reporting and Accounting Technical Research. Prior to DreamWorks Animation, Ms O’Connor filled a variety of roles with increasing levels of responsibility within the Accounting and Financial Planning and Analysis areas at Old DreamWorks. As the Assistant Controller of Old DreamWorks, Ms. O’Connor was heavily involved in the sale of that company to Paramount and the Separation. Prior to joining Old DreamWorks, Ms. O’Connor worked as an audit senior at Arthur Andersen LLP. In addition, Ms. O’Connor currently serves as the Treasurer for the non-profit theater company, Needtheater. Ms. O’Connor received a Bachelor of Science in Accountancy from the University of Illinois, Urbana-Champaign, and is a certified public accountant (inactive) in California.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Year Ended December 31, 2009	High	Low
First Quarter	$26.18	$17.62
Second Quarter	$29.54	$18.37
Third Quarter	$36.82	$26.16
Fourth Quarter	$40.53	$31.90

Year Ended December 31, 2010	High	Low
First Quarter	$44.00	$38.72
Second Quarter	$43.04	$27.08
Third Quarter	$34.85	$28.31
Fourth Quarter	$37.00	$29.01

On February 18, 2011, the last quoted price per share of our Class A common stock on the NASDAQ was $28.66. As of February 18, 2011, there were approximately 16,024 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 18, 2011, there were five stockholders of record of our Class B common stock.

Dividend Policy

We continuously evaluate ways in which we can provide a meaningful return to our stockholders. We have never declared or paid cash dividends on shares of our common stock. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on contractual restrictions contained in our credit facility or other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors. See Note 8 to the audited consolidated financial statements contained elsewhere in this Form 10-K for a discussion of restrictions on our ability to pay dividends contained in our credit facility and other agreements.

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2010.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
October 1-October 31, 2010	—	$—	—	$150,000,000
November 1-November 30, 2010	—	$—	—	$150,000,000
December 1-December 31, 2010	—	$—	—	$150,000,000

Total	—	$—	—

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.
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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2010 with respect to shares of our Class A common stock that may be issued under our 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) and 2008 Omnibus Incentive Compensation Plan (the “2008 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	7,812,523	$29.21	285,244
Equity compensation plans not approved by securityholders	—	—	—

Total	7,812,523	$29.21	285,244

The 2008 Plan was approved by the Company’s stockholders and became effective in May 2008, after which time no new equity awards may be made under the 2004 Plan. The 2008 Plan provides that any shares with respect to awards under the 2004 Plan that are forfeited or cancelled after the effective date of the 2008 Plan will thereafter become eligible for issuance under the 2008 Plan.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on December 31, 2005 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return against the NASDAQ Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning December 31, 2005 through December 31, 2010. No cash dividends have been declared on DreamWorks Animation’s Class A Common Stock since the IPO.

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

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
DreamWorks Animation SKG, Inc.	100.0	120.07	103.99	102.85	162.66	119.99
NASDAQ Composite Index	100.0	111.16	124.64	73.80	107.07	125.99
S&P Movies & Entertainment Index	100.0	128.26	116.03	67.45	99.59	116.26

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

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

	(In thousands, except per share data) Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of Income
Revenues	$784,791	$725,179	$650,052	$767,178	$394,842
Operating income (loss)	166,844	193,296	171,827	291,314	(1,118)
Net income	170,639	151,035	142,498	218,364	15,125
Basic net income per share(1)	$2.00	$1.75	$1.59	$2.18	$0.15
Diluted net income per share(2)(3)	$1.96	$1.73	$1.57	$2.17	$0.15

Balance Sheets
Total cash and cash equivalents	$163,819	$231,245	$262,644	$292,489	$506,304
Total assets(4)	1,755,867	1,394,597	1,306,058	1,327,784	1,280,469
Total borrowings(5)	—	—	70,059	70,059	119,950
Total stockholders’ equity	1,258,871	1,152,590	1,017,352	1,018,575	1,033,268

(1)	The basic per share amounts for each year are calculated using the weighted average number of shares of common stock outstanding for each year.
(2)	The diluted per share amounts include dilutive common stock equivalents, using the treasury stock method.
(3)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Options to purchase shares of common stock and restricted stock awards	250	1,642	1,878	1,264	1,687
Stock appreciation rights	1,499	3,482	2,680	1,485	422

Total	1,749	5,124	4,558	2,749	2,109

In addition, the following table sets forth (in thousands) the number of shares of contingently issuable equity awards that were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of the end of the respective fiscal year.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Options to purchase shares of common stock and restricted stock awards	708	1,485	585	1,794	1,794
Stock appreciation rights	800	1,600	—	55	55

Total	1,508	3,085	585	1,849	1,849

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

(4)

During the quarter ended December 31, 2010, the Company released substantially all of the valuation allowance previously taken against its deferred tax assets. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)

Total borrowings include obligations under capital leases, bank borrowings and other debt, Universal Studios advance and debt allocated by Old DreamWorks Studios. As of December 31, 2010 and 2009, all of these items had been repaid in accordance with the respective terms of the various agreements.

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

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing and producing animated feature films. Our films are distributed in the worldwide theatrical, home entertainment and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see “Part I—Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films” of this Form 10-K for a discussion of our distribution and servicing arrangements with Paramount. In addition, we continue to build upon the value of our intellectual property by seeking opportunities beyond our core animated feature film business and creating high-quality entertainment through the development and production of non-theatrical special content such as television specials and series, live performances and an online virtual world game based on our films.

Our Revenues and Costs

Revenues - Feature Films

Our feature films are currently the source of a significant percentage of our revenues. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in markets such as home entertainment, pay and free broadcast television and other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue for one of our feature films to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, the Company’s reported revenues in any period are often a result of gross revenues generated in one or several territories being offset by the gross costs of both related and unrelated territories.

Our films are distributed in foreign countries and, in recent years, we have derived approximately 49% of our feature film revenue from foreign countries. A significant amount of our transactions in foreign countries are conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Market and Exchange Rate Risk—Foreign Currency Risk” of this Form 10-K.

Theatrical and Home Entertainment Markets

The percentage of box office receipts (the total amount collected by theatrical exhibitors for exhibition of films) remitted to our distributor is dependent on the financial success of a given motion picture and the number of weeks that it plays at the box office. In general, our distributor’s percentage of box office receipts ranges from 49% to 56% domestically and from 39% to 44% internationally. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors, such as whether the film is an original or sequel, can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets. In addition, our films have experienced meaningful growth in their international box office receipts over the past couple of years generally due to the growth in developing theatrical markets. However, our films’ performance in the international post-theatrical markets generally has a different correlation to box office receipts than in the domestic markets.

The initial release in the domestic and international home entertainment markets typically occurs three to six months following the film’s theatrical release. Accordingly, a film theatrically released during the spring or summer is typically released into the home entertainment market during the holiday season of that same year, and a film theatrically released in the fall or winter is typically released into the home entertainment market in the winter or early spring of the following year. The timing of international home entertainment releases is handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market factors. Over the past couple of years, the home entertainment market has contributed less to the overall revenue for our more recent films than in the past due to changes in consumer behavior, increased competition and lower pricing by retailers. In order to increase the marketability of our home entertainment products and achieve higher price points, we often incur additional costs to provide premium or bonus content with our home entertainment releases. However, we may not reach price points that correspond with the level of additional costs incurred. In addition, we are currently experiencing shifts in consumer preferences with respect to home entertainment formats as a result of new technological developments, which may lead to different levels of correlation between the theatrical and home entertainment markets than we have historically experienced. The rapid evolution of technology related to methods in which content can be delivered is leading to an increasing number of consumers viewing content on an on-demand basis from the internet, on their televisions and on handheld or portable devices.

Television Market

Our films are distributed in the worldwide free and pay television markets by our distributor. Our distributor licenses our films pursuant to output agreements and individual and package film agreements. These generally provide that the exhibitor pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. Our distributor generally enters into license and/or output agreements for both pay and free television exhibition on a country-by-country basis with respect to our films.

The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributor and various television licensees. Typically the majority of the license fee for domestic pay television is recognized by our distributor 10 to 12 months after the film has been released in the domestic theatrical market. The license fee for the domestic network television market is typically recognized by our distributor two and a half years after the domestic theatrical release of the film. Internationally, the majority of television rights are governed by output agreements on a country-by-country basis. While every film is different, we expect that under our distributor’s current international television agreements, the license fees generated in the international pay television market will typically begin to be recognized by our distributor approximately 12 to 14 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. In both the international pay and free television markets, revenue is typically recognized by our distributor over several quarters as our films become available for airing in each country around the world and the films are exploited during the international license terms.

Revenues - Licensing, Merchandising and Other

We generate royalty-based revenues from the licensing of our character and film elements to consumer product and home entertainment companies worldwide. We have also entered into business activities beyond our core feature film business, including the development, production and licensing of animated television specials/series and live performances. Additionally, in late March 2010, our online virtual world game based on our film Kung Fu Panda was made commercially available (initially on a promotional basis). Revenue activities related to our online virtual world, live performances and certain television specials/series are not typically subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties.

For a detailed discussion of our critical accounting policies related to revenue recognition, please see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Costs of Revenues - Feature Films and Television Specials/Series

Our costs of revenues primarily include the amortization of capitalized costs related to feature films and television specials/series (which consists of production, overhead and interest costs), participation and residual costs for our feature films and television specials/series and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films would only be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. However, our television specials/series are typically not subject to the Paramount Agreements, and accordingly, we may directly incur distribution and marketing costs, which are classified as costs of revenues. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films.” In addition, costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs.

Capitalized production costs represent the costs incurred to develop and produce our animated films and television specials/series, which primarily consist of compensation (including salaries, bonuses, stock compensation and fringe benefits) for animators and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production. Capitalized production overhead generally represents the compensation (including salaries, bonuses and stock compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films or television specials/series. Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. In addition, in the event a film or television special/series is not set for production within three years from the first time costs are capitalized or the film or television special/series is abandoned, all such capitalized production costs are generally expensed.

We are responsible for certain contingent compensation, or participations, paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons or companies associated with the production of a film or television special/series. Generally, these payments are dependent on the performance of the film and are based on factors such as domestic box office and/or total revenue recognized by our distributor related to the film. In some cases, particularly with respect to sequels, participation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Capitalized production costs and participations and residual costs are amortized and included in costs of revenues in the proportion that the revenue for each film or television special/series (“Current Revenue”) during the period bears to its respective estimated remaining total revenue to be received from all sources (“Ultimate Revenue”) as of the beginning of the current fiscal period. The amount of capitalized production costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television special/series for such period. Because the profitability for each title varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, total amortization may vary from period to period due to several factors, including: (i) changes in the mix of titles earning revenue, (ii) changes in any title’s Ultimate Revenue and capitalized costs and (iii) write-downs of capitalized production costs due to changes in the estimated fair value of unamortized capitalized production costs. Additionally, the recent changes in the mix of our various film revenue sources (which generally have differing levels of profitability) discussed above in “Revenues—Feature Films” indicate that the overall ultimate profitability for our future films may be lower than that which we have historically achieved.

For a detailed discussion of our critical accounting policies relating to film and television special/series amortization, please see “—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization.”

Costs of Revenues - Other

Over the past few years, we have developed alternative uses of our intellectual property beyond our core feature film business, such as developing and producing live performances and an online virtual world based on characters from our feature films. Expense activities related to our online virtual world and live performances are not subject to the Paramount Agreements and, accordingly, we directly incur costs of revenues such as operating costs and amortization of any capitalized costs associated with these activities. The amortization periods for these newer activities vary depending on performance and activity and are typically significantly shorter than those of our feature films.

As of December 31, 2010, approximately $21.3 million was capitalized in our consolidated balance sheet related to live performances. We evaluate the capitalized costs related to these newer activities for impairment on an annual basis or whenever indicators of impairment exist. If it is determined that there are indicators of impairment, we determine the fair value of the respective capitalized asset and, if this capitalized value exceeds the asset’s fair value, we record an impairment as part of our cost of revenues. For the year ended December 31, 2010, our costs of revenues included impairment charges totaling $19.8 million related to our Shrek The Musical touring show and Kung Fu Panda online virtual world (see “—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Costs of Revenues” for further discussion). Due to the relative size of these activities in comparison to our core animated feature film business, we do not expect these newer businesses to have a material impact on operations during the immediate future.

Product Development Expenses

Product development costs primarily consist of research and development costs or costs incurred pursuant to development agreements with third-party software developers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock compensation and employee benefits), rent, insurance, fees for professional services and marketing costs associated with our online virtual world.

Income Tax Benefit Payable to Former Stockholder and (Benefit) Provision for Income Taxes

As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we account for income taxes pursuant to the asset and liability method, and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We record a valuation allowance to reduce our deferred income tax assets to the amount that we estimate to be more likely than not to be realized. Prior to the quarter ended December 31, 2010, we established a valuation allowance against a large portion of our deferred tax assets as we were unable to conclude that it was more likely than not that some portion, or all, of our deferred tax assets would ultimately be realized. During the quarter ended December 31, 2010, we determined that as of December 31, 2010, we should release substantially all of the valuation allowance taken against our deferred tax assets.

The evaluation of the realizability of deferred tax assets is inherently subjective. In evaluating our ability to recover our deferred income tax assets, we considered all available evidence, both positive and negative and including our operating results and forecasts of future taxable income, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Following are some of the key items that provided positive evidence to support the release of the valuation allowance of $348.1 million against our deferred tax assets (which totalled $427.0 million on our consolidated balance sheet as of December 31, 2010) in the fourth quarter of 2010:

•	Taxable income for the year ended December 31, 2010 that, if achieved at similar levels in future years, would be sufficient to allow us to realize our deferred tax assets.

•	The number of years remaining prior to the expiration of our existing net operating loss carryforwards.

•

Increased confidence in our longer-term forecasted taxable income levels. We had significant revenue-generating activities that occurred during our fourth quarter which, once realized, allowed us to better measure the variability in our future expected taxable earnings to determine the likelihood of the future realization of our deferred tax assets.

In addition, as discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” as a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our separation from Old DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. We are obligated to remit to the affiliate of the former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment by the former stockholder if it is determined that these savings should not have been available to us. As a result of this obligation, 85% of the impact associated with release of the valuation allowance against deferred tax assets is passed along to our former stockholder. Accordingly, the amount payable to former stockholder on our consolidated balance sheet as of December 31, 2010 increased by $262.1 million to $329.6 million, when compared to the balance as of December 31, 2009. Of this balance, we are projecting that $27.5 million will become due to the former stockholder in the upcoming 12 months as our deferred tax assets are projected to be realized over many future years.

For a further discussion of income tax matters, please see Note 9 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributor fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. Furthermore, revenues related to our television specials/series fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television special/series broadcasts. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our audited consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

				Increase/(Decrease)
				% Change		$ Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	(in millions, except percentages and diluted net income per share data)
Revenues	$784.8	$725.2	$650.1	8.2%	11.6%	$59.6	$75.1
Costs of revenues	506.4	433.4	365.5	16.8%	18.6%	73.0	67.9
Product development	3.2	2.7	2.1	18.5%	28.6%	0.5	0.6
Selling, general and administrative expenses	108.3	95.8	110.7	13.0%	(13.5)%	12.5	(14.9)

Operating income	166.9	193.3	171.8	(13.7)%	12.5%	(26.4)	21.5
Interest income, net	0.6	2.0	9.3	(70.0)%	(78.5)%	(1.4)	(7.3)
Other income, net	8.1	7.2	5.2	12.5%	38.5%	0.9	2.0
Increase in income tax benefit payable to former stockholder	(289.1)	(41.8)	(23.5)	NM	77.9%	247.3	18.3

(Loss) income before income taxes	(113.5)	160.7	162.8	NM	(1.3)%	(274.2)	(2.1)
(Benefit) provision for income taxes	(284.1)	9.7	20.3	NM	(52.2)%	(293.8)	(10.6)

Net income	$170.6	$151.0	$142.5	13.0%	6.0%	$19.6	$8.5

Diluted net income per share	$1.96	$1.73	$1.57	13.3%	10.2%	$0.23	$0.16

Diluted shares used in computing diluted net income per share(1)	87.2	87.3	91.0	(0.1)%	(4.1)%

NM: Not Meaningful.

(1)	During the years ended December 31, 2010, 2009 and 2008, we repurchased a total of 3.1 million, 2.3 million and 6.8 million shares of our Class A common stock, respectively.

The following table sets forth, for the years presented, our revenues by film. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

(1)

For each period shown, “Current year theatrical release” consists of revenues attributable to films released during the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year and “All other” consists of revenues attributable to films released during all previous periods, including our library titles, as well as revenues from any other sources.

(2)

For the year ended December 31, 2010, “All other” includes revenue totaling $71.8 million for Madagascar: Escape 2 Africa and Kung Fu Panda, and $40.1 million associated with our television specials/series and Shrek The Musical touring show. For the year ended December 31, 2010, the revenues associated with our online virtual world were not material. For the year ended December 31, 2009, “All other” includes revenue totaling $54.3 million for Shrek the Third and $36.7 million for Bee Movie, and $93.1 million associated with our television specials/series and Shrek The Musical. For the year ended December 31, 2008, “All Other” includes revenue totaling $35.2 million for Over the Hedge and $25.3 million for Flushed Away. For the year ended December 31, 2008, the revenues associated with our television specials/series and Shrek The Musical were not material.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues.    For the year ended December 31, 2010, our revenue was $784.8 million, an increase of $59.6 million, or 8.2%, as compared to $725.2 million for the year ended December 31, 2009. The change in revenue between the years was primarily related to the number of films released during 2010, during which we released three feature films, and 2009, during which we released only one feature film. As a result of the increase in the number of films released in 2010, and as illustrated in the revenue chart above in “Overview of Financial Results,” our “Current year theatrical releases” category for the year ended December 31, 2010 increased $362.0 million, or 434.6%, when compared to the same period of 2009. Similarly, due to decline between the years in the number of feature films comprising the “Prior year theatrical releases” category (two in 2009 and one in 2010), revenue contributed by this category declined by $279.7 million, or 82.6%, between the years. The decrease in the revenues of our “All other” category in 2010 was primarily related to a decrease of $53.0 million in revenues derived from our television specials/series and live performance business when compared to the prior year.

Revenue for the year ended December 31, 2010 was comprised of amounts earned by a variety of films. For the year ended December 31, 2010, Shrek Forever After (released in the second quarter of 2010) contributed $244.5 million primarily earned in the worldwide theatrical and home entertainment markets, How to Train Your Dragon (released in the first quarter of 2010) contributed $174.2 million primarily earned in the worldwide theatrical, home entertainment and ancillary (such as merchandising and licensing) markets and Megamind (released in the fourth quarter of 2010) contributed $26.6 million primarily earned in the ancillary markets. As is typical for many of our new theatrical releases, our distributor did not report any theatrical revenue to us for Megamind during 2010 as our distributor is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film. We anticipate that our distributor will begin reporting revenue to us during the first quarter of 2011 after our release of Megamind into the home entertainment market (currently scheduled for February 25, 2011 in the United States). Megamind’s ultimate profitability will be largely dependent on its performance in the home entertainment market. Our prior year theatrical release, Monsters vs. Aliens, contributed $58.8 million of revenue, which was primarily earned in the worldwide pay television markets. Lastly, our “All other” category, which is mainly comprised of our library titles, contributed $280.7 million which was largely driven by Madagascar: Escape 2 Africa, Kung Fu Panda, Shrek the Third and Bee Movie, earned across several markets. For the year ended December 31, 2010, our “All other” category included $40.3 million of revenues attributable to our non-feature film initiatives.

For the year ended December 31, 2009, Monsters vs. Aliens (the year’s only theatrical release) contributed $83.3 million of revenue earned primarily in the worldwide theatrical and domestic home entertainment markets, and to a lesser extent the international home entertainment and worldwide ancillary markets (which includes merchandising and licensing). Madagascar: Escape 2 Africa, our 2008 fourth quarter release, contributed $232.4 million of revenue during the year ended December 31, 2009, earned primarily in the worldwide theatrical and home entertainment markets, and to a lesser extent, in the worldwide television markets. Kung Fu Panda reported an additional $106.1 million earned in the worldwide home entertainment, television and ancillary markets. Additionally, our revenue for 2009 included $93.1 million associated with our television specials/

series and Shrek The Musical (which had its final performance on Broadway on January 3, 2010) and revenue contributed by Shrek the Third, Bee Movie and our film library earned across several markets.

Costs of Revenues.    Costs of revenues for the year ended December 31, 2010 totaled $506.4 million, an increase of $73.0 million, compared to $433.4 million for the year ended December 31, 2009.

Costs of revenues as a percentage of revenues was 64.5% for the year ended December 31, 2010 as compared to 59.8% for the year ended December 31, 2009. The primary component of our costs of revenues is film amortization. Film amortization costs as a percentage of revenues for our feature films were higher in 2010 when compared to 2009 as the combined amortization rate for 2010’s “Current year theatrical releases” (the most significant source of revenue for 2010) is higher than that for 2009’s “Prior year theatrical releases” (which contributed a substantial portion of revenue in 2009). Film amortization rates for 2009 were more favorable due to Kung Fu Panda and Madagascar: Escape 2 Africa’s lower amortization rates associated with their higher projections of Ultimate Revenues as a result of their stronger performances.

In addition, costs of revenues for the year ended December 31, 2010 were negatively impacted by impairment charges totaling $19.8 million (2.5% when calculated as a percentage of revenues) related to our Shrek The Musical touring show and Kung Fu Panda online virtual world. During the fourth quarter of 2010, these newer initiatives did not achieve expected results and incurred operating losses. Accordingly, we evaluated and subsequently lowered the associated forecasted cash flows for these businesses. These updated forecasts of future net cash flows indicated that such cash flows would not be sufficient to recover the remaining capitalized costs at December 31, 2010 during the remaining useful lives of the respective assets. Accordingly, we recorded impairment charges to the extent the capitalized costs for these activities exceeded their fair value.

Product development.    Product development costs totaled $3.2 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively. Product development costs primarily represent research and development costs that are incurred in connection with our online virtual worlds or that are not related to an individual film.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased $12.5 million to $108.3 million (including $27.9 million of stock compensation expense) for the year ended December 31, 2010 from $95.8 million (including $28.2 million of stock compensation expense) for the year ended December 31, 2009. This 13.0% aggregate increase was attributable to $3.3 million of marketing costs related to our Kung Fu Panda online virtual world, $3.1 million of higher salaries and benefits expense attributable to new hires, and $2.3 million related to consulting fees. The remaining increase between the years was attributable to other higher selling, general and administrative expenses, none of which were individually material.

Operating Income.    Operating income for the year ended December 31, 2010 was $166.9 million compared to $193.3 million for the year ended December 31, 2009. The decrease of $26.4 million in operating income for the year ended December 31, 2010 was largely attributable to lower contributions between the years from our non-feature film activities (including impairment charges totaling $19.8 million related to our Shrek The Musical touring show and Kung Fu Panda online virtual world). Our operating income also decreased due to the combined higher rate of film cost amortization related to our feature films released in 2010 as compared to the amortization of Kung Fu Panda and Madagascar: Escape 2 Africa during 2009 and higher selling, general and administrative expenses.

Interest Income, Net.    For the year ended December 31, 2010, total interest income was $0.6 million, a decrease of $1.4 million or 70.0%, from $2.0 million for the same period of 2009. The decrease in interest income was due to lower average balances of cash and cash equivalents largely due to the stock repurchases made during 2010 when compared to the same period of the prior year.

There was no interest capitalized to production film costs during the year ended December 31, 2010 due to the payoff of outstanding debt in 2009, which resulted in no interest expense during the current year. Interest expense capitalized to production film costs was $1.1 million for the year ended December 31, 2009.

Other Income, Net.    For the years ended December 31, 2010 and 2009 total other income was $8.1 million and $7.2 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Increase in Income Tax Benefit Payable to Former Stockholder.    As a result of the Tax Basis Increase, we are obligated to remit to the former stockholder’s affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment by the former stockholder if it is determined that these savings should not have been available to us.

For the years ended December 31, 2010 and 2009, we recorded $340.1 million and $49.2 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $289.1 million and $41.8 million, respectively, representing 85% of these recognized benefits. As discussed above in “Our Revenues and Costs—Income Tax Benefit Payable to Former Stockholder and (Benefit) Provision for Income Taxes,” the net tax benefits associated with the Tax Basis Increase for the year ended December 31, 2010, significantly increased because of the release of the valuation allowance previously held against our deferred tax assets.

(Benefit) Provision for Income Taxes.    For the years ended December 31, 2010 and 2009, we recorded a (benefit) provision for income taxes of $(284.1) million and $9.7 million, respectively, or an effective tax rate of (161.9)% and 4.8%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the years ended December 31, 2010 and 2009 were 2.8% and 25.4%, respectively. Our effective tax rate and our combined effective tax rate for 2010 were significantly lower than the 35% statutory federal rate primarily because we released substantially all of our valuation allowance previously held against our deferred tax assets. For 2009, our effective tax rate and our combined effective tax rate was lower than the 35% statutory federal rate primarily because of the decrease in our valuation allowance for deferred tax assets largely resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income.    Net income for the year ended December 31, 2010 was $170.6 million, or $1.96 per diluted share, as compared to net income of $151.0 million, or $1.73 net income per diluted share, for the year ended December 31, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.    For the year ended December 31, 2009, our revenue was $725.2 million, an increase of $75.1 million, or 11.6%, as compared to $650.1 million for the year ended December 31, 2008. As illustrated in the revenue chart above in “Overview of Financial Results,” the change in revenue between 2009 as compared to 2008 was primarily related to the stronger performance of the “Prior year theatrical releases,” particularly that of Madagascar: Escape 2 Africa as compared to Bee Movie. Also contributing to the change in revenues between periods was the larger amount of revenue contributed by our properties comprising the “All Other” category. The stronger performance of our “Prior year theatrical releases” and the “All Other” categories was offset by the lower revenues contributed by Monsters vs. Aliens during 2009 as compared to Kung Fu Panda during 2008. Additionally, during the second quarter of 2009, we amended our primary video game distribution agreement and, as a result, we recognized approximately $24.0 million of deferred revenue related to several previously released titles. The video game distribution agreement was amended, among other things, to eliminate a provision that allowed certain guaranteed payments for previously released titles to be recouped by the distributor from future royalties generated by subsequently released titles.

Monsters vs. Aliens, our only theatrical release in 2009, contributed $83.3 million of revenue earned primarily in the worldwide theatrical and domestic home entertainment markets, and to a lesser extent the international home entertainment and worldwide ancillary markets (which includes merchandising and licensing), during the year ended December 31, 2009. Madagascar: Escape 2 Africa, our 2008 fourth quarter release, contributed $232.4 million of revenue during the year ended December 31, 2009, earned primarily in the worldwide theatrical and home entertainment markets, and to a lesser extent, in the worldwide television markets. Kung Fu Panda reported an additional $106.1 million earned in the worldwide home entertainment, television and ancillary markets. Additionally, our revenue for 2009 included $93.1 million associated with our television specials/series and Shrek The Musical (which had its final performance on Broadway on January 3, 2010) and revenue contributed by Shrek the Third, Bee Movie and our film library earned across several markets.

Several films contributed to our revenue for the year ended December 31, 2008. Kung Fu Panda, contributed $211.5 million of revenue associated with its worldwide theatrical and home entertainment releases and ancillary revenue sources. Madagascar: Escape 2 Africa, which performed strongly enough in the domestic theatrical market to enable our distributor to report revenue during the quarter of its theatrical release, contributed $24.0 million of revenue, which includes merchandising and licensing revenue. Shrek the Third, one of 2008’s “Prior year theatrical releases,” contributed $120.0 million, earned largely in the worldwide home entertainment, television and ancillary markets and Bee Movie, the other film comprising 2008’s “Prior year theatrical releases,” generated a total of $111.4 million of revenues, primarily attributable to the worldwide theatrical, home entertainment and domestic pay television markets. Our other properties, which are principally our library titles and Over the Hedge and Flushed Away, contributed revenues during 2008 totaling $183.2 million, earned primarily in the international television and worldwide home entertainment markets.

Costs of Revenues.    Costs of revenues for the year ended December 31, 2009 totaled $433.4 million, an increase of $67.9 million, compared to $365.5 million for the year ended December 31, 2008.

Costs of revenues, the primary component of which is the amortization of film costs, as a percentage of revenues was 59.8% for the year ended December 31, 2009 as compared to 56.2% for the year ended December 31, 2008. While the overall rate of amortization of film and television special/series costs as a percentage of revenues was fairly consistent between the periods, Kung Fu Panda had a lower rate of amortization for the year ended December 31, 2008 than that for Monsters vs. Aliens during the comparable period of 2009 due to Kung Fu Panda’s stronger performance. This difference in amortization rate for the “Current year theatrical release” category between 2009 and 2008 was partially offset by the combined lower rate of amortization for the “Prior year theatrical releases” category during the year ended December 31, 2009 as compared to the year ended December 31, 2008, largely due to the stronger performance of Madagascar: Escape 2 Africa as compared to Bee Movie. Furthermore, Monsters vs. Aliens and Bee Movie have such high rates of film amortization that they are significantly less profitable than the other films generating income during these periods. In addition, costs of revenues for the year ended December 31, 2009 was impacted by the direct operating and marketing costs associated with Shrek The Musical on Broadway and, to a lesser extent, certain of our television specials/series.

Product development.    Product development costs totaled $2.7 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively, and primarily represent research and development costs that are incurred in connection with our online virtual worlds or that are not related to an individual film.

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

Increase in Income Tax Benefit Payable to Former Stockholder.    As a result of the Tax Basis Increase, we are obligated to remit to the affiliate of the former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

For the years ended December 31, 2009 and 2008, we recorded $49.2 million and $27.6 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $41.8 million and $23.5 million, respectively, representing 85% of these recognized benefits.

Provision for Income Taxes.    For the years ended December 31, 2009 and 2008, we recorded a provision for income taxes of $9.7 million and $20.3 million, respectively, or an effective tax rate of 4.8% and 10.9%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the years ended December 31, 2009 and 2008 were 25.4% and 23.5%, respectively. Our effective tax rate and our combined effective tax rate for both periods was lower than the 35% statutory federal rate primarily because of the decrease in our valuation allowance for deferred tax assets largely resulting from the increase in the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income.    Net income for the year ended December 31, 2009 was $151.0 million, or $1.73 per diluted share, as compared to net income of $142.5 million, or $1.57 net income per diluted share, for the year ended December 31, 2008.

Financing Arrangements

Revolving Credit Facility.    On June 24, 2008, we entered into a $125.0 million revolving credit facility with a number of banks which terminates in June 2013. There was no debt outstanding during the respective periods. We are required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all our assets. Interest costs incurred as a result of the commitment fee was $0.5 million, $0.5 million, and $0.3 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Animation Campus Financing.    In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009. The financing bore interest primarily at 30-day commercial paper rates and was fully collateralized by the underlying real property. During the year ended December 31, 2010, we did not incur any interest expense related to this financing. During years ended December 31, 2009 and 2008, we incurred $1.1 million and $3.1 million, respectively, of related interest expense.

For a more detailed description of our various financing arrangements, see Note 8 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

As of December 31, 2010, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Our primary operating capital needs are to fund the production and development costs of our films and non-film initiatives, including television specials/series, live performances and online virtual worlds, make participation and residual payments, and fund selling, general and administrative costs and capital expenditures. Our operating activities for the year ended December 31, 2010 generated adequate cash to meet our operating needs. For the next 12 months, we expect that cash on hand, cash generated from operations and our available revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures. For 2011, we expect our commitments to fund production and development costs (excluding capitalized interest and overhead expense), make contingent compensation and residual payments (on films released to date), fund capital expenditures and pay employee bonuses will be approximately $435.8 million.

As of December 31, 2010, we had cash and cash equivalents totaling $163.8 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally commercial paper and commercial paper mutual funds, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at December 31, 2010 decreased by $67.4 million from that of $231.2 million at December 31, 2009. Components of this change in cash for the year ended December 31, 2010, as well as for change in cash for the years ended December 31, 2009 and 2008, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Net cash provided by operating activities	$91,823	$173,511	$207,550

During the year ended December 31, 2010, our main source of cash from operating activities was attributable to the collection of revenue from Paramount related to Shrek Forever After’s and How to Train Your Dragon’s worldwide theatrical releases and worldwide television and home entertainment revenues for a variety of films, particularly Monsters vs. Aliens, Kung Fu Panda and Madagascar: Escape 2 Africa. As we did not have a theatrical release in the fourth quarter of 2009, our cash inflow from operating activities was approximately 37% less for the year ended December 31, 2010 than that for 2009 (which benefited from the collection of revenue from our 2008 fourth quarter theatrical release). In addition, at December 31, 2010, our accounts receivable from Paramount increased by $71.3 million from that at December 31, 2009 largely because of worldwide home entertainment revenue earned on our 2010 releases of Shrek Forever After and How to Train Your Dragon, which we anticipate collecting during the first half of 2011. Net cash used in operating activities for the year ended December 31, 2010 was primarily attributable to $23.5 million paid related to annual incentive compensation payments, $26.9 million paid (net of refunds) to an affiliate of a former stockholder related to tax benefits realized in 2010 from the Tax Basis Increase, and spending for the production of our feature films, television specials/series, live performances and online virtual worlds.

Net cash provided by operating activities for 2009 was primarily attributable to the collection of revenue from Madagascar: Escape 2 Africa’s worldwide theatrical and home entertainment release, Kung Fu Panda’s worldwide home entertainment release, and, to a lesser extent, the collection of Monsters vs. Aliens’ worldwide theatrical revenues and worldwide home entertainment and television revenues for our other films, including Shrek the Third, Bee Movie, Madagascar and Over the Hedge. In addition, at December 31, 2009, our non-Paramount trade accounts receivable increased significantly from that at December 31, 2008 largely because of revenue primarily associated with merchandising and promotion activities, which was largely collected in early 2010. The operating cash provided by the collection of revenues during 2009 was offset by $28.5 million paid (net of refunds) to an affiliate of a former stockholder related to tax benefits realized in 2008 from the Tax Basis Increase and $37.6 million paid related to annual incentive compensation payments. Additionally, in 2009 we received income tax refunds totaling $7.7 million. The operating cash provided by revenues was also partially offset by film production spending and participation and residual payments.

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

Investing Activities

Net cash used in investing activities for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Net cash used in investing activities	$(50,633)	$(74,394)	$(49,049)

Net cash used in investing activities for the years ended December 31, 2010, 2009 and 2008 primarily related to the investment in property and equipment. The decrease in the investment in property, plant and equipment when comparing 2010 to 2009 was largely due to the completion of the expansion of our headquarters in early 2010. The increase in the investment in property, plant and equipment when comparing 2009 to 2008 was largely related to the expansion of our headquarters and new strategic technology initiatives and alliances.

Financing Activities

Net cash used in financing activities for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Net cash used in financing activities	$(108,616)	$(130,516)	$(188,346)

Net cash used in financing activities for the year ended December 31, 2010 was primarily comprised of repurchases of our Class A common stock. During the year ended December 31, 2010, we repurchased approximately 35% more shares than we did during the year ended December 31, 2009. Net cash used in financing activities for the year ended December 31, 2009 principally included the $73.0 million repayment of financing associated with our headquarters made in October 2009 and repurchases of our Class A common stock. For the year ended December 31, 2008, net cash used in financing activities was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations

Contractual Obligations.    As of December 31, 2010, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$9,881	$11,009	$5,295	$5,179	$5,509	$8,457	$45,330
Other	16,206	5,853	766	467	—	—	23,292

Total contractual cash obligations	$26,087	$16,862	$6,061	$5,646	$5,509	$8,457	$68,622

As of December 31, 2010, we had non-cancelable talent commitments totaling approximately $25.3 million that are payable over the next five years.

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

Revenue Recognition

The majority of our revenue is derived from our core feature film business (95% in 2010). We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor. Pursuant to our distribution and servicing arrangements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its permissible distribution and marketing costs with respect to our films on a title-by-title basis. Because a third party is the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made subsequent, nor has management made, material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by our distributor.

Revenue from the sale of our feature film home video units is recognized at the later of when product is made available for retail sale and when video sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. Prior to April 1, 2010, our distributor reported our international home entertainment results on a 30-day lag. We eliminated this 30-day lag effective April 1, 2010 and, as a result our December 2010 home entertainment releases in international territories (which previously would have been recorded in January 2011) were included in our 2010 results. This change in reporting resulted in $27.1 million of additional revenue, or $0.10 of diluted net income per share, during the three months ended December 31, 2010. For the 12 months ended December 31, 2010, this change resulted in $28.6 million of additional revenue, or $0.11 of diluted net income per share. In addition, we and our distributor provide for future returns of home video product and for customer programs and sales incentives. We and our distributor calculate these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, from 15% up to 100%. However, although we and our distributor allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar types of sales, information we receive from retailers and our assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from both free and pay television licensing agreements is recognized at the later of the time the production is made available for exhibition in those markets or it is reported to us by our distributor.

Revenue from licensing and merchandising is recognized when the associated feature film or television special/series has been released and the criteria for revenue recognition have been met. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

Film and Other Inventory Costs Amortization

Capitalized film, television special/series and live performance production costs, contingent compensation and residuals are amortized and included in costs of revenues in the proportion that a title’s revenue during the period (“Current Revenue”) bears to its estimated remaining total revenue to be received from all sources (“Ultimate Revenue”) as of the beginning of the current fiscal period under the individual-film-forecast-computation method. The amount of capitalized production costs that is amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film, television special/series or live performance for such period. We make certain estimates and judgments of Ultimate Revenue to be received for each film, television special/series or live performance based on information received from our distributor or operating partners, as well as knowledge of the industry. Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Our estimates of ultimate film revenue subsequent to their initial theatrical release is sensitive to the extent of home entertainment revenues achieved. Home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing home entertainment products, marketing and promotional strategies, as well as economic conditions. Historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. In general, films that achieve domestic box office success also tend to experience success in the home entertainment and international theatrical markets. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact.

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

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of December 31, 2010, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $98.6 million. This cost will be amortized on a straight-line basis over a weighted average period of 1.8 years.

The fair value of stock option grants with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. Given our lack of sufficient historical exercise data for stock option grants, we apply the “simplified” method of calculating the weighted average expected term for “plain vanilla” awards. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from relevant comparable external sources, becomes available, we will utilize another method to determine the weighted average expected term. For awards that are not “plain vanilla”, the Company determines the expected term after considering all available facts specific to the group of participants, which include (but are not limited) the following: available exercise history, likelihood of exercise based on existing outstanding and exercisable awards and expected length of employment with the Company. In addition, the estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options.

Additionally, management makes an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For equity awards that contain certain performance-based measures, compensation costs are adjusted to reflect the estimated probability of vesting. For equity awards that contain a market-based condition (such as vesting based upon stock-price appreciation), we use a Monte-Carlo simulation option-pricing model to determine the award’s grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model as outlined above, however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Estimates of the fair value of equity awards are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us. Changes to the Company’s assessment of the probability of achieving performance criteria or the satisfaction of such criteria for performance-based awards granted to employees could significantly affect compensation expense to be recognized in future periods.

Provision for Income Taxes

We account for income taxes pursuant to the asset and liability method, and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. In the fourth quarter of 2010 we released $348.1 million of our valuation allowance because we believe it is more likely than not that we will be able to generate sufficient levels of future profitability to realize substantially all of our deferred tax assets.

At the time of our separation from Old DreamWorks Studios, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (previously defined above as the Tax Basis Increase). The Tax Basis increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years if we generate sufficient taxable income. The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to the affiliate of our former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

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

While the information provided to us by our distributor does not enable us to isolate or precisely quantify the impact of any foreign currency’s rate fluctuation on our earnings, our distributor does provide sufficient information to enable us to identify those foreign currencies to which we are primarily exposed and to make a general estimate of the impact of a percentage change in these foreign currencies on our reported earnings. During 2010, our most significant foreign currency exposures were with respect to the Euro and the British pound. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the U.S. Dollar and Euro and the U.S. Dollar and the British pound would have impacted our 2010 earnings by approximately $7.2 million and $3.3 million, respectively.

Additionally, from time to time we may enter into forward contracts to hedge future production costs denominated in a foreign currency or to minimize exposure to fluctuations of foreign currency rates related to outstanding receivables denominated in a foreign currency. The majority of our exposure is related to the Australian Dollar and the British Pound. As of December 31, 2010, we had no outstanding forward contracts, and for the year ended December 31, 2010, realized foreign currency gains and losses resulting from these contracts were immaterial. During the next 12 months, we expect to continue to use forward contracts to hedge future production costs of our live performance production costs denominated in the Australian Dollar.

Item 8.	Financial Statements and Supplementary Data

The Index to Financial Statements and Supplemental Data is on page F-1 following the signature pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in our Current Report on Form 8-K dated October 21, 2010, we expect to change our independent registered public accounting firm on February 24, 2011 from Ernst & Young LLP to PricewaterhouseCoopers LLP following the filing of this Annual Report on Form 10-K. Information regarding the change in the independent registered public accounting firm was disclosed in such Current Report on Form 8-K. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the chief executive officer and the chief financial officer have concluded that, as of December 31, 2010, such disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2010 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2010, which is included herein.

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

The information required by this Item is incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders except for the information required by Item 401(b) of Regulation S-K which is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See index on Page F-1.

(a)(2) Financial Statement Schedules

See index on Page F-1.

(a)(3) and (b) Exhibits

The Exhibits listed in the Index to Exhibits (except for Exhibit 32.1, which is furnished with this Form 10-K), which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 24th day of February, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG Jeffrey Katzenberg	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/S/ LEWIS W. COLEMAN Lewis W. Coleman	President, Chief Financial Officer and Director (Principal Financial Officer)	February 24, 2011

/s/ HEATHER O’CONNOR Heather O’Connor	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011

Signature	Title	Date

/S/ ROGER A. ENRICO Roger A. Enrico	Chairman of the Board of Directors	February 24, 2011

/S/ HARRY BRITTENHAM	Director	February 24, 2011
Harry Brittenham

/S/ THOMAS E. FRESTON Thomas E. Freston	Director	February 24, 2011

/S/ JUDSON C. GREEN Judson C. Green	Director	February 24, 2011

/S/ MELLODY HOBSON Mellody Hobson	Director	February 24, 2011

/S/ MICHAEL J. MONTGOMERY Michael J. Montgomery	Director	February 24, 2011

/S/ NATHAN MYHRVOLD Nathan Myhrvold	Director	February 24, 2011

/S/ RICHARD SHERMAN Richard Sherman	Director	February 24, 2011

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated balance sheets of DreamWorks Animation SKG, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DreamWorks Animation SKG, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.:

We have audited DreamWorks Animation SKG, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DreamWorks Animation SKG, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DreamWorks Animation SKG, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DreamWorks Animation SKG,

Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2011

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$163,819	$231,245
Trade accounts receivable, net of allowance for doubtful accounts	40,136	42,175
Income taxes receivable	310	9,016
Receivable from Paramount, net of allowance for doubtful accounts	242,629	171,292
Film and other inventory costs, net	772,668	695,963
Prepaid expenses	21,795	25,505
Other assets	9,889	15,958
Property, plant and equipment, net of accumulated depreciation and amortization	174,803	161,558
Deferred taxes, net	295,602	7,669
Goodwill	34,216	34,216

Total assets	$1,755,867	$1,394,597

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$3,515	$2,400
Accrued liabilities	143,098	111,281
Payable to former stockholder	329,590	67,456
Deferred revenue and other advances	20,793	60,870

Total liabilities	496,996	242,007
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 97,436,947 and 95,967,515 shares issued, as of December 31, 2010 and 2009, respectively	975	960
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 11,419,461 shares issued and outstanding, as of December 31, 2010 and 2009, respectively	108	114
Additional paid-in capital	979,177	922,681
Retained earnings	966,935	796,296
Less: Class A Treasury common stock, at cost, 23,834,081 and 20,430,031 shares, as of December 31, 2010 and 2009, respectively	(688,324)	(567,461)

Total stockholders’ equity	1,258,871	1,152,590

Total liabilities and stockholders’ equity	$1,755,867	$1,394,597

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Revenues	$784,791	$725,179	$650,052
Costs of revenues	506,422	433,367	365,485

Gross profit	278,369	291,812	284,567
Product development	3,183	2,745	2,050
Selling, general and administrative expenses	108,342	95,771	110,690

Operating income	166,844	193,296	171,827
Interest income, net	599	1,953	9,305
Other income, net	8,107	7,196	5,171
Increase in income tax benefit payable to former stockholder	(289,052)	(41,760)	(23,465)

(Loss) income before income taxes	(113,502)	160,685	162,838
(Benefit) provision for income taxes	(284,141)	9,650	20,340

Net income	$170,639	$151,035	$142,498

Basic net income per share	$2.00	$1.75	$1.59

Diluted net income per share	$1.96	$1.73	$1.57

Shares used in computing net income per share
Basic	85,227	86,385	89,880
Diluted	87,183	87,301	90,976

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Class A Treasury Common Stock		Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2007	106,531,783	$1,065	$831,115	$502,763	10,445,278	$(316,368)	$1,018,575
Dividend to non-controlling minority interest	—	—	(176)	—	—	—	(176)
Issuance of shares for stock option exercises and vesting of restricted shares	268,821	3	1,479	—	—	—	1,482
Stock-based compensation	—	—	44,707	—	—	—	44,707
Shortfall in tax benefits from employee equity awards	—	—	(474)	—	—	—	(474)
Purchase of treasury shares	—	—	—	—	6,987,450	(189,260)	(189,260)
Net income	—	—	—	142,498	—	—	142,498

Balance at December 31, 2008	106,800,604	$1,068	$876,651	$645,261	17,432,728	$(505,628)	$1,017,352
Dividend to non-controlling minority interest	—	—	(81)	—	—	—	(81)
Issuance of shares for stock option exercises and vesting of restricted shares	586,372	6	4,670	—	—	—	4,676
Stock-based compensation	—	—	40,970	—	—	—	40,970
Excess tax benefit from employee equity awards	—	—	471	—	—	—	471
Purchase of treasury shares	—	—	—	—	2,997,303	(61,833)	(61,833)
Net income	—	—	—	151,035	—	—	151,035

Balance at December 31, 2009	107,386,976	$1,074	$922,681	$796,296	20,430,031	$(567,461)	$1,152,590
Issuance of shares for stock option exercises and vesting of restricted shares	888,702	9	9,330	—	—	—	9,339
Stock-based compensation	—	—	45,039	—	—	—	45,039
Excess tax benefit from employee equity awards	—	—	2,127	—	—	—	2,127
Purchase of treasury shares	—	—	—	—	3,404,050	(120,863)	(120,863)
Net income	—	—	—	170,639	—	—	170,639

Balance at December 31, 2010	108,275,678	$1,083	$979,177	$966,935	23,834,081	$(688,324)	$1,258,871

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities
Net income	$170,639	$151,035	$142,498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write-off of film and other inventory costs	424,175	349,273	324,691
Impairment charges related to online virtual world asset	11,954	—	—
Stock-based compensation expense	31,262	30,191	37,600
Depreciation and amortization	7,120	3,132	3,461
Revenue earned against deferred revenue and other advances	(86,031)	(73,193)	(75,201)
Deferred taxes, net	(287,933)	19,380	21,615
Changes in operating assets and liabilities:
Trade accounts receivable	2,039	(37,625)	(1,080)
Receivable from Paramount	(71,337)	15,230	86,125
Film and other inventory costs	(464,127)	(380,339)	(405,206)
Prepaid expenses and other assets	(9,360)	(11,114)	16,516
Accounts payable and accrued liabilities	33,080	(8,617)	9,891
Payable to former stockholder	262,134	13,264	(14,179)
Income taxes payable/receivable, net	7,923	(1,718)	(38,949)
Deferred revenue and other advances	60,285	104,612	99,768

Net cash provided by operating activities	91,823	173,511	207,550

Investing activities
Purchases of property, plant and equipment	(50,633)	(74,394)	(49,049)

Net cash used in investing activities	(50,633)	(74,394)	(49,049)

Financing Activities
Receipts from exercise of stock options	9,339	4,676	1,479
Excess (shortfall in) tax benefits from employee equity awards	2,908	(359)	357
Deferred debt issuance costs	—	—	(922)
Purchase of treasury stock	(120,863)	(61,833)	(189,260)
Repayment of campus financing	—	(73,000)	—

Net cash used in financing activities	(108,616)	(130,516)	(188,346)

Decrease in cash and cash equivalents	(67,426)	(31,399)	(29,845)
Cash and cash equivalents at beginning of year	231,245	262,644	292,489

Cash and cash equivalents at end of year	$163,819	$231,245	$262,644

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$(7,066)	$(7,652)	$37,318

Cash paid during the year for interest, net of amounts capitalized	$528	$729	$869

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of animated films and characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”) (See Note 3). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to build upon the value of its intellectual property by seeking opportunities beyond its core animated feature film business and creating high-quality entertainment through the development and production of non-theatrical special content such as television specials and series, live performances and an online virtual world game based on characters from its feature films.

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

Reclassifications

Certain amounts in the prior period consolidated balance sheets have been reclassified to conform to the 2010 presentation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film, television product and live performances, estimates relating to the recoverability of the online virtual world, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future tax consequences of events that have been recognized in the Company’s financial statements, loss contingencies, and estimates used in the determination of the fair value of equity awards for stock-based compensation or their probability of vesting. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term money-market investments, which are rated AAA, with several financial institutions. Such investments, which are included in “Cash and cash equivalents” on the accompanying consolidated balance sheets, are classified as available-for-sale and reported at fair value, based on quoted prices in active markets. There were no unrealized gains or losses associated with these investments at December 31, 2010. For the years ended December 31, 2010, 2009 and 2008, the Company recorded interest income of $1.3 million, $1.0 million and $8.5 million, respectively, from these investments.

Pursuant to the Company’s distribution and servicing arrangements, significant accounts receivable may be due from Paramount from time to time. As of December 31, 2010 and 2009, $242.6 million and $171.3 million, respectively, were due from Paramount (see Note 3). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. The Company and its distributor perform ongoing credit evaluations of their customers and generally do not require collateral.

Investments

Investments associated with the Company’s 2007 non-qualified deferred compensation plan (see Note 13) are classified as available-for-sale. Such investments are recorded at fair value, based on quoted prices in active markets, and unrealized gains and losses are included in other comprehensive income/(loss) until realized. For the years ended December 31, 2010 and 2009, any unrealized gains

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no investment losses recorded for the years ended December 31, 2010 and 2009.

Revenue Recognition

The Company recognizes revenue from the distribution of its animated feature films when earned and reported to it by its distributor and fulfillment services provider. Pursuant to the Paramount Agreements, the Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after Paramount has (i) retained a distribution fee of 8.0% of revenue (without deduction of any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its distribution and marketing costs with respect to the Company’s films on a title by title basis. Prior to April 1, 2010, Paramount reported the Company’s international home entertainment results on a 30-day lag. The Company eliminated this 30-day lag effective April 1, 2010, and as such, the results from the Company’s December 2010 international home entertainment releases, which previously would have been recorded in January 2011 were included in the Company’s results for the year ended December 31, 2010. This change in reporting resulted in $27.1 million of additional revenue, or $0.10 of diluted net income per share, during the three months ended December 31, 2010. For the 12 months ended December 31, 2010, this change resulted in $28.6 million of additional revenue, or $0.11 of diluted net income per share.

Additionally, because a third party, Paramount, is the principal distributor of the Company’s films, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from Paramount. As is typical in the film industry, Paramount may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by Paramount to ensure that revenues are accurately reflected in the Company’s financial statements. To date, Paramount has not made, nor has the Company made, material adjustments to information provided by Paramount and used in the preparation of the Company’s historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by Paramount.

Revenue from the sale of feature film home video units is recognized at the later of when product is made available for retail sale and when video sales to customers are reported by third parties, such as fulfillment service providers or sub-distributors. The Company and its fulfillment services provider provide for future returns of home entertainment product and for customer programs and sales incentives. Management calculates these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company’s product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, from 15%

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

up to 100%. However, although the Company and its fulfillment services provider allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, because other factors, such as historical experience with similar types of sales, information received from retailers and management’s assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from both free and pay television licensing agreements for the Company’s films is recognized at the later of the time the production is made available for exhibition in those markets or it is reported by Paramount. Long-term non-interest-bearing receivables arising from television licensing agreements are discounted to present value in amounts due from the Company’s distributor.

Revenue from licensing and merchandising arrangements is recognized when the associated feature film or television special/series has been released and the criteria for revenue recognition have been met. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

Costs of Revenues

Film and Other Inventory Costs.    The production cost of the Company’s animated feature films, television specials/series and live performances, are stated at the lower of cost less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films or television product. Substantially all of the Company’s resources are dedicated to the production of its films. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production, if any, is capitalized into film costs until production is completed. In addition to the films and television specials/series being produced, costs of productions in development are capitalized as development film costs and are transferred to film production costs when a film or television special/series is set for production. In the event a film or television special/series is not set for production within three years from the time the first costs are capitalized or the film or television special/series is abandoned, all such costs are generally expensed. See Note 4 for discussion related to impairment charges recorded on film and other inventory costs during the year ended December 31, 2010.

Film and Other Inventory Cost Amortization.    Once a film, television special/series or live performance is released, capitalized productions costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion that the revenue during the period for each title (“Current Revenue”) bears to the estimated remaining total revenue to be received from all sources for each title (“Ultimate Revenue”) as of the beginning of the current fiscal period. The amount of film and other inventory costs that is amortized each period will depend on the ratio of

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current Revenue to Ultimate Revenue for each film, television special/series or live performance for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be received for each title based on information received from its distributor or its operating partners, as well as its knowledge of the industry. Ultimate Revenue does not include estimates of revenue that will be earned beyond 10 years of a film’s initial theatrical release date.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized film and other inventory costs and accrued participation and residual costs relative to a previous period.

Unamortized film, television special/series and live performance production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining net cash flows are not sufficient to recover the unamortized production costs for that title, the unamortized film and other inventory costs will be written down to fair value determined using a net present value calculation.

Other.    Direct costs for sales commissions to third parties for the licensing and merchandising of film characters and marketing and promotion costs and other product costs associated with Shrek The Musical and certain of the Company’s television specials/series are recorded in costs of revenues and are expensed when incurred.

Product Development Expense

The Company records product development costs, which primarily consist of research and development costs or costs incurred pursuant to development agreements with third-party software developers. Product development costs incurred prior to reaching the application development stage are expensed. Certain software development costs incurred after reaching the application development stage or for development costs that have alternative future uses are capitalized. The Company determined that the application development stage for its online virtual world product based on Kung Fu Panda was reached as of the second quarter 2009 and, accordingly, began to capitalize such costs at that time. Any product development costs incurred to date for other titles have been expensed as the application development stage has not been reached.

Advertising and Marketing Expenses

The costs of prints, advertising and marketing related to the exploitation of feature films are incurred by the Company’s film distributor pursuant to a distribution and servicing arrangement (see Note 3). Advertising and marketing expenses that are not under the distribution and servicing arrangement, which are those primarily associated with live performance and online virtual world activities, are expensed as incurred by the Company. During the years ended December 31, 2010, 2009 and 2008, the Company incurred advertising and marketing expenses totaling $11.0 million, $10.5 million and $6.1 million, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company records employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (see Note 14).

Estimates of the fair value of stock-based compensation awards are not intended to predict actual future events or the value ultimately realized by employees who receive such awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. Changes to the Company’s assessment of the probability of achieving performance criteria or the satisfaction of such criteria for performance-based awards granted to employees could significantly affect compensation expense to be recognized in future periods.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as shown below:

Asset Category	Estimated Useful Life
Buildings	40 years
Building Improvements	10 years
Furniture, Fixtures and Other	5-10 years
Software and Computer Equipment(1)	3-5 years

(1)	Effective in the fourth quarter of 2008, on a prospective basis the useful life for selected types of software, such as financial system software, was determined to be five years.

Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the length of the lease. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.

Provision for Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating its ability to recover its deferred income tax assets, the Company considers all available positive and

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

negative evidence, including its operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. See Note 9 for discussion of changes in the valuation allowance on deferred tax assets during the year ended December 31, 2010.

At the time of the Company’s separation from the entity then known as DreamWorks L.L.C. (“Old DreamWorks Studios”) in 2004, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase was initially $1.61 billion with a potential to reduce the amount of tax that the Company may pay in the future, to the extent the Company generates sufficient future taxable income, by $595 million. The Company is obligated to remit to the affiliate of the former stockholder 85% of any such cash savings under this “Stockholder’s Tax Agreement” in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. Additionally, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Realized tax benefits created by such transactions with shareholders in subsequent periods should be included in a company’s income statement.

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

Impairment of Long-Lived Assets

The Company evaluates for impairment losses on long-lived assets used in operations on an annual basis or when indicators of impairment are present. If the Company determines that indicators of impairment exist, the undiscounted cash flows estimated to be generated by those assets are compared to the assets’ carrying amount. If the undiscounted cash flows are less than the assets’ carrying amount, then the assets are deemed to not be recoverable from future cash flows and an impairment calculation is performed by determining the fair value of any impaired assets. The amount that an asset’s carrying value exceeds the fair value is recorded as an impairment loss. The Company has not identified any such impairment indicators or recorded any impairment losses on long-lived assets, except as discussed below.

In connection with the assessment of impairment of long-lived assets, the Company also assesses impairment of the online virtual world software in accordance with the same accounting policy. As of December 31, 2009, other assets included $7.3 million related to the Kung Fu Panda online virtual world software. During the year ended December 31, 2010, once the asset was ready

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for its intended use, the Company began recognizing amortization of the asset using the straight-line method over the estimated useful life of three years. During the year ended December 31, 2010, the Company determined that there were indicators that the asset was impaired as a result of continued operating losses. The Company used a probability-weighted average of three cash flow scenarios based on user and subscriber growth to test the asset for recoverability. Based on this test, it was determined that the remaining amount capitalized on the balance sheet would not be recoverable and that an impairment existed. Accordingly, the Company determined the fair value of the online virtual world software using an income approach by calculating the present value of future estimated cash flows during the estimated remaining useful life of the asset. The fair value measurement was based on unobservable inputs derived from the Company’s assumptions about how market participants would price the asset. Due to the nature of the asset, market data for similar assets was not available. As a result of the fair value measurement, the Company recorded an impairment of $11.9 million during the year ended December 31, 2010, which represented the excess of the carrying value over the fair value. This amount was recorded as costs of revenues in the consolidated statements of income. As of December 31, 2010, there were no amounts recorded in other assets related to the online virtual world software.

Goodwill and Other Intangible Assets

In connection with the Company’s separation from Old DreamWorks Studios in 2004, Old DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). The Company had goodwill of approximately $34.2 million as of December 31, 2010 and 2009, related to PDI. The Company performed an annual impairment test for goodwill in October of 2010, 2009 and 2008 and determined that there was no impairment.

Additionally, intangible assets with finite lives are amortized over their estimated useful life to the Company and are reviewed for impairment. Finite-lived intangible assets are amortized on a straight-line basis over a period of three to five years. Amortization for the years ended December 31, 2010, 2009 and 2008 was not material. The Company expects to record $5.7 million of amortization over the next five years.

Earnings Per Share

The Company calculates basic per share amounts excluding dilution and using the weighted average number of common shares outstanding for the period, which includes the effects of treasury share purchases. Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock, common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method and certain contingently issuable shares.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2010, 2009 and 2008, respectively the amounts that were classified as other comprehensive income were not material.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables which was effective for the Company as of January 1, 2010. An arrangement may contain multiple deliverables if it requires a company to perform multiple revenue-generating activities (that is, deliver products, services or rights to use assets). Arrangements that may contain multiple deliverables are to be evaluated to determine whether deliverables qualify as separate units of accounting and, therefore, require separate revenue recognition. The guidance revises the criteria for separating, measuring and allocating consideration received for deliverables under multiple element arrangements. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The implementation of the new accounting guidance did not have an impact on the Company’s consolidated financial statements.

3. Distribution and Servicing Arrangements

Distribution and Servicing Arrangements with Paramount.    Pursuant to the Paramount Agreements, the Company granted Paramount and its affiliates (including Old DreamWorks Studios) the right to distribute its feature films in theatrical, home entertainment and television markets on a worldwide basis through the later of (i) the Company’s delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012, unless, in either case, terminated earlier in accordance with the terms of the Paramount Agreements. The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. If the Company or Paramount terminates the Paramount Agreements, the Company’s existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that the Company has pre-approved.

The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its films, including participation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its permissible distribution and marketing costs and home video fulfillment costs with respect to the Company’s

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

films on a title-by-title basis prior to the Company receiving any proceeds. If a film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount to recoup its expenses under the Paramount Agreements, Paramount will not be entitled to recoup those costs from proceeds of the Company’s other films and the Company will not be required to repay Paramount for such unrecouped amounts.

In addition, under the Paramount Agreements, Paramount is obligated to pay the Company an annual cost reimbursement (currently $7.0 million per year). The Company recognizes a portion of the aggregate of each years’ cost reimbursements as revenue upon the release of each film. These annual cost reimbursements are independent from Paramount’s right to recoup its distribution and marketing costs for each film and, as a result, are recorded as revenue by the Company without regard to Paramount’s recoupment position.

Paramount: Other Services and Information.    As of December 31, 2010, the Company provided limited office space and telecommunications support to Paramount. For the year ended December 31, 2008, Paramount also provided the Company with corporate aircraft services pursuant to the terms of an aircraft time-share agreement. The cost of corporate aircraft services was reimbursed pursuant to the maximum amount permitted under the Federal Aviation Administration time-sharing regulations. For the year ended December 31, 2008, the Company incurred costs from Paramount totaling $1.6 million. For the year ended December 31, 2010, 2009 and 2008, Paramount was charged costs by the Company totaling $0.1 million, $0.2 million and $0.3 million, respectively. In addition, under the terms of the Paramount Agreements, Paramount provides the Company with certain production-related services, including but not limited to film music, creative and licensing services, archiving of film materials and credits assistance as well as participation and residual accounting services.

4. Film and Other Inventory Costs

Film, live performance, television and other inventory costs consist of the following (in thousands):

	December 31,
	2010	2009
In release, net of amortization:
Animated feature films(1)	$328,174	$204,598
Television specials/series	56,689	28,511
In production:
Animated feature films	341,319	428,344
Television specials/series	14,359	13,145
In development	32,127	21,365

Total film, live performance and other inventory costs, net	$772,668	$695,963

(1)	Includes $13.6 million and $13.3 million of capitalized live performance costs at December 31, 2010 and 2009, respectively.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates that approximately 50% and 87% of “in release” film and other inventory costs as of December 31, 2010 will be amortized over the next 12 months and three years, respectively.

As of December 31, 2010, the Company’s estimate of remaining net cash flows (calculated on a net present value basis) to be generated from the Shrek The Musical touring show would not be sufficient to recover the unamortized costs for that production. The unamortized inventory costs were written down to fair value determined using a net present value calculation. Accordingly during the year ended December 31, 2010, the Company recorded an impairment in the amount of $7.9 million, which was classified as costs of revenues in the consolidated statements of income and as amortization and write-off of film and other inventory costs in the consolidated statements of cash flows.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Land, buildings and improvements	$201,593	$178,132
Furniture and equipment	18,513	16,779
Computer hardware and software	57,595	48,515

Total property, plant and equipment	277,701	243,426
Accumulated depreciation and amortization	(102,898)	(81,868)

Property, plant and equipment, net	$174,803	$161,558

For the years ended December 31, 2010, 2009 and 2008, the Company recorded depreciation and amortization expense (other than film amortization) of $22.9 million, $17.3 million and $14.2 million, respectively, of which $20.2 million, $15.6 million and $11.2 million, respectively, was capitalized as film production costs.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Employee compensation	$63,931	$39,087
Participations and residuals	46,746	38,592
Deferred rent	2,550	4,023
Other accrued liabilities	29,871	29,579

Total accrued liabilities	$143,098	$111,281

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates that, in 2011, it will pay approximately $27.7 million of its participation and residual costs accrued as of December 31, 2010.

7. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2010 and 2009 and the related amounts earned and recorded either as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the years ended December 31, 2010, 2009 and 2008 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2010	2009	2010	2009	2008
Home Box Office Inc., Advance(1)	$—	$—	$13,333	$26,666	$26,666
Licensing Advances(2)	12,967	44,045	42,078	29,504	6,636
Deferred Revenue(2)	3,795	5,542	9,860	3,426	26,449
Strategic Alliance/Development Advances(3)	1,667	1,767	20,700	15,240	15,597
Other Advances(4)	2,364	9,516	14,391	7,763	10,124

Total deferred revenue and other advances	$20,793	$60,870

(1)

The Company remains a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. (“HBO”), pursuant to which the Company receives advances against license fees payable for future film product. The agreement is currently expected to extend through 2014.

(2)	Amounts received from customers for the licensing of the Company’s animated characters on a worldwide basis received prior to the availability date of the product.
(3)

The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreements, the Company makes purchases of the technology companies’ equipment. During the years ended December 31, 2010, 2009 and 2008, of the total amounts earned against the “Strategic Alliance/Development Advances,” $13.3 million, $9.4 million and $10.3 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the year ended December 31, 2010, of the total amounts earned against the “Strategic Alliance/Development Advances,” $0.9 million was recorded as a reduction to other assets.

(4)

Primarily consists of the annual cost reimbursements received from Paramount (see Note 3), which are initially recorded as an advance and then allocated to each of the films delivered to Paramount and recognized as revenue upon the release of that film.

8. Financing Arrangements

Revolving Credit Facility.    The Company has a $125.0 million revolving credit facility with a number of banks which terminates in June 2013. Borrowings are secured by substantially all the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s assets. There was no debt outstanding for the respective periods. The revolving credit facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders’ consent, such as granting liens or entering into any merger or other significant transaction. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. The interest rate as of December 31, 2010 and 2009 was 0.375%. Interest costs incurred as a result of the commitment fee was $0.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Animation Campus Financing.    In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009. The financing bore interest primarily at 30-day commercial paper rates and was fully collateralized by the underlying real property. Accordingly, during the year ended December 31, 2010, the Company did not incur any interest expense related to this financing. During the years ended December 31, 2009 and 2008, the Company incurred $1.1 million and $3.1 million of interest expense, respectively.

As of December 31, 2010, the Company was in compliance with all applicable financial debt covenants.

Additional Financing Information

Interest Capitalized to Film Costs.    No interest was capitalized to film costs during the year ended December 31, 2010. Interest capitalized to film costs during the years ended December 31, 2009 and 2008 totaled $1.1 million and $3.0 million, respectively.

9. Income Taxes

The following are the components of the provision for income taxes (in thousands) for the years ended December 31, 2010, 2009 and 2008:

	2010(1)	2009	2008
Current:
Federal	$2,554	$(11,894)	$(1,452)
State and local	(564)	953	(1,244)
Foreign	1,803	1,211	1,420

Total current provision (benefit)	3,793	(9,730)	(1,276)
Deferred:
Federal	(271,759)	20,890	21,616
State and local	(15,387)	(1,474)	—
Foreign	(788)	(36)	—

Total deferred (benefit) provision	(287,934)	19,380	21,616

Total (benefit) provision for income taxes	$(284,141)	$9,650	$20,340

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

In 2010, as a result of a change in judgment about the realizability of deferred tax assets in future years, the Company released $348.1 million of a valuation allowance previously established with respect to its deferred tax assets. See below for a further discussion of the release of the valuation allowance.

Set forth below is a reconciliation of the components that caused the Company’s provision for income taxes (including the income statement line item “Increase in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Provision for income taxes (combined with increase in income tax benefit payable to former stockholder)(1):
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	0.3	1.0	1.8
Export sales exclusion/manufacturers deduction	(2.0)	(0.7)	(5.8)
Revaluation of deferred tax assets, net	(2.7)	(7.5)	(5.2)
Release of valuation allowance(2)	(28.4)	—	—
Provision to return	1.0	(2.0)	(2.7)
Other	(0.4)	(0.4)	0.4

Total provision for income taxes (combined with increase in income tax benefit payable to former stockholder)(1)	2.8%	25.4%	23.5%

Less: increase in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	(0.3)	(1.3)	(1.2)
Revaluation of deferred tax assets, net	(21.9)	(21.3)	(12.2)
Export sales exclusion/manufacturers deduction	1.7	0.7	1.0
Release of valuation allowance(2)	(138.5)	—	—
Provision to return	(4.5)	0.8	0.9
Other	(1.2)	0.5	(1.1)

Total increase in income tax benefit payable to former stockholder(1)	(164.7)%	(20.6)%	(12.6)%

Total (benefit) provision for income taxes	(161.9)%	4.8%	10.9%

(1)

The Company is obligated to remit to the affiliate of a former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits (see Note 2).

(2)

In 2010, as a result of a change in judgment about the realizability of deferred tax assets in future years, the Company released $348.1 million of a valuation allowance previously established with respect to its deferred tax assets. As discussed in the footnote above, the Company is obligated to remit 85% of the impact of this release to the former stockholder. See below for a further discussion of the release of the valuation allowance.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below (in thousands).

	December 31,
	2010	2009
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder’s Tax Agreement)	$345,002	$384,445
Stock-based compensation	32,803	26,733
Other liabilities	8,084	12,115
Fixed assets	—	3,901
Film development basis	14,247	14,147
Research and development credit	13,318	5,443
Other	13,551	8,807

Deferred tax assets	427,005	455,591
Less: Valuation allowance	(2,055)	(350,109)

Deferred tax assets (net of valuation allowance)	424,950	105,482

Deferred tax liabilities:
Film basis (net of amortization)	(127,383)	(95,813)
Other	(1,965)	(2,000)

Deferred tax liabilities	(129,348)	(97,813)

Net deferred tax assets	$295,602	$7,669

The Company reduces its deferred tax assets by establishing a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2009, a substantial portion of the Company’s deferred tax assets had a full valuation allowance. During the year ended December 31, 2009, the valuation allowance balance decreased $72.7 million. In the fourth quarter of 2010, the Company concluded that it was more likely than not that it will realize substantially all of its U.S. deferred tax assets because it expects to generate sufficient levels of future taxable income. As a result, the Company released $348.1 million of the valuation allowance related to its deferred tax assets.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The evaluation of the realizability of deferred tax assets is inherently subjective. In evaluating its ability to recover its deferred income tax assets, the Company considered all available evidence, both positive and negative and including its operating results and forecasts of future taxable income, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Following are some of the key items that provided positive evidence to support the release of the valuation allowance against the Company’s deferred tax assets in the fourth quarter of 2010:

•	Taxable income for the year ended December 31, 2010 that, if achieved at similar levels in future years, would be sufficient to allow the Company to realize its deferred tax assets.

•	The number of years remaining prior to the expiration of the Company’s existing net operating loss carryforwards.

•

Increased confidence in the Company’s longer-term forecasted taxable income levels. The Company had significant revenue-generating activities that occurred during the fourth quarter which, once realized, allowed it to better measure the variability in its future expected taxable earnings to determine the likelihood of the future realization of the deferred tax assets.

Income tax expense (benefit) attributable to equity-based transactions of $(2.1) million, $(0.5) million and $0.5 million were allocated to stockholders’ equity for the years ended December 31, 2010, 2009 and 2008, respectively.

Federal and state net operating loss carryforwards totaled $8.1 million and $0.2 million, respectively, as of December 31, 2010 and will begin to expire in 2019 and 2015, respectively.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances and activity in the unrecognized tax benefits from December 31, 2007 to 2010 are presented below (in thousands):

	Accrued Taxes	Deferred Taxes	Deferred Tax Valuation Allowance	Interest and Penalties	Former Stockholder Payable	Total
Balance at December 31, 2007	$10,748	$—	$—	$2,176	$—	$12,924
Prior year additions	1,646	—	—	98	599	2,343
Prior year reductions	(8,645)	—	—	(1,871)	—	(10,516)
Settlements of prior years	219	—	—	—	—	219
Current year additions	763	—	—	273	85	1,121

Balance at December 31, 2008	4,731	—	—	676	684	6,091
Prior year additions	404	—	—	6	382	792
Current year additions	1,614	—	—	281	417	2,312

Balance at December 31, 2009	6,749	—	—	963	1,483	9,195
Prior year additions	77	—	—	—	634	711
Prior year reductions	(140)	—	—	(5)	(2,676)	(2,821)
Current year additions	1,784	—	—	352	22	2,158

Balance at December 31, 2010(1)	$8,470	$—	$—	$1,310	$(537)	$9,243

(1)	The unrecognized tax benefits as of December 31, 2010, if fully realized, would affect the Company’s future effective tax rate.

Any changes that are reasonably possible to occur within the next 12 months to unrecognized tax benefits as of December 31, 2010 are not expected to be material.

10. Related Party Transactions

Arrangement with Affiliate of a Former Stockholder.    The Company has an arrangement with an affiliate of a former stockholder to share tax benefits generated by the stockholder (see Notes 2 and 9).

Aircraft Sub-lease Agreement with a Stockholder.    In June 2008, the Company entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg’s Company-related flights. In addition, in the

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

event that Mr. Katzenberg uses the aircraft for Company-related travel more than 36 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the years ended December 31, 2010, 2009, and 2008, the Company incurred $0.5 million, $1.2 million and $0.9 million of costs related to the sublease.

From time to time, the Company uses a private airplane that is owned by David Geffen, a former director and one of the Company’s controlling stockholders, for Company business. The Company’s use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related charges, such as crew expenses, catering and landing fees. During the year ended December 31, 2010, the Company incurred an aggregate of approximately $0.6 million for use of this plane. The Company did not incur any costs for use of this plane during the years ended December 31, 2009 and 2008.

Consulting Agreement with David Geffen.    During July 2010, the Company entered into a consulting agreement with David Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company’s operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party. During the year ended December 31, 2010, the Company incurred an aggregate of $1.0 million related to this agreement. As of December 31, 2010, the Company has also recorded a prepaid asset of $0.5 million related to this agreement.

11. Commitments and Contingencies

The Company has entered into various noncancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2011 through 2016. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2010, 2009 and 2008, the Company incurred lease expense of approximately $5.9 million, $7.6 million and $6.9 million, respectively.

Future minimum lease commitments are as follows (in thousands):

Operating Lease Commitments
2011	$9,881
2012	11,009
2013	5,295
2014	5,179
2015 and thereafter	13,966

Total	$45,330

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, as of December 31, 2010, the Company had non-cancelable talent commitments totaling approximately $25.3 million that are payable over the next five years.

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

12. Stockholders’ Equity

The Company has authorized two classes of common stock: 350.0 million shares of Class A common stock and 150.0 million shares of Class B common stock. The Class A common stock and Class B common stock each have a par value of $0.01 per share and are identical and generally vote together on all matters, except that the Class A common stock carries one vote per share, whereas the Class B common stock carries 15 votes per share.

Class A and Class B Common Stock Transactions

Stock Repurchase Programs.    In July 2008, the Company’s Board of Directors terminated the December 2007 share repurchase program, which had approximately $62.0 million of unused authorization, and approved a new stock repurchase program pursuant to which the Company was authorized to repurchase up to an additional aggregate of $150.0 million of its outstanding stock. Pursuant to these programs, during the year ended December 31, 2008, the Company repurchased approximately 6.8 million shares of its outstanding Class A common stock for approximately $184.7 million. Additionally, for the period January 1, 2009 through April 21, 2009, the Company repurchased approximately 2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to the program approved in July 2008. On April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. In July 2010, the Company’s Board of Directors terminated the April 2009 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. During the year ended December 31, 2010, the Company repurchased 3.1 million shares of its outstanding Class A Common Stock for $110.8 million under the April 2009 authorization. As of December 31, 2010, the Company had not made any repurchases under the July 2010 authorization.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Conversions of Class B Common Stock.    During 2008, Mr. Geffen converted 1,565,000 shares of the Company’s Class B common stock into an equal amount of shares of the Company’s Class A common. These transactions had no impact on the total amount of the Company’s shares outstanding.

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

13. Employee Benefits Plan

401(k) Plan

The Company sponsors a defined contribution retirement plan (the “401(k) Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 401(k) Plan. The maximum contribution for the Company’s match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Sec. 415 of the IRC. The costs of the Company’s match, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $1.8 million, $1.9 million and $1.5 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Other Employee Benefit Plans

Effective July 2007, the Company adopted the Special Deferral Election Plan (the “Plan”), a non-qualified deferred compensation plan. The Plan is available for selected employees of the Company and its subsidiaries. For the years ended December 31, 2010, 2009 and 2008, the activity associated with the Plan was not material.

14. Stock-Based Compensation

In February 2008, the Company’s Board of Directors approved, subject to approval by the Company’s stockholders, the 2008 Omnibus Incentive Compensation Plan (“2008 Omnibus Plan”). The Company’s stockholders approved the 2008 Omnibus Plan in May 2008. Concurrent with such approval, the 2008 Omnibus Plan automatically terminated, replaced and superseded the Company’s prior plan, the 2004 Omnibus Incentive Compensation Plan (“2004 Omnibus Plan” and, collectively, with the 2008 Omnibus Plan the “Omnibus Plans”), except that any awards granted under the prior Omnibus Plan would remain in effect pursuant to their original terms. Both Omnibus Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units and other stock equity awards to the Company’s employees, directors and

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consultants. Pursuant to the 2008 Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the 2008 Omnibus Plan is (i) 8.3 million, plus (ii) any shares with respect to awards granted under the 2004 Omnibus Plan that are forfeited following the adoption date of the 2008 Omnibus Plan. Pursuant to an amendment to the 2008 Omnibus Plan approved by the Company’s stockholders on June 10, 2009, for any restricted stock award (or similar award) granted after such date the number of shares available for future awards will be reduced by 1.6 times the number of shares subject to such award. As of December 31, 2010, approximately 0.3 million shares were available for future grants of equity awards under the 2008 Omnibus Plan.

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the years ended December 31, 2010, 2009 and 2008, respectively, was as follows (in thousands):

	2010	2009	2008
Total equity-based compensation	$31,262	$30,191	$37,600
Tax impact(1)	(875)	(7,668)	(8,836)

Reduction in net income	$30,387	$22,523	$28,764

(1)	Tax impact is determined at the Company’s blended effective tax rate, which includes the income statement line item “Increase in income tax benefit payable to former stockholder” (see Note 9).

Stock-based compensation cost capitalized as a part of film costs was $13.7 million, $10.7 million and $7.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the vesting period. Compensation cost for certain performance-based awards is adjusted to reflect the estimated probability of vesting. In 2010, the Company granted performance-based awards where the value of the award upon vesting will vary depending on the level of performance ultimately achieved. The Company recognizes compensation cost for these awards based on the level of performance expected to be achieved. The Company will recognize the impact of any change in estimate in the period of the change.

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.

Management makes estimates of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of December 31, 2010, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $98.6 million and will be amortized on a straight-line basis over a weighted average period of 1.8 years.

Restricted Stock Awards.    The following table summarizes information about restricted stock activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2010		2009		2008
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	3,232	$27.72	3,413	$28.33	2,687	$28.88
Granted	1,209	$35.05	1,536	$27.02	1,282	$28.12
Vested	(712)	$29.27	(1,523)	$28.28	(489)	$29.09
Forfeited	(67)	$30.35	(194)	$28.42	(67)	$29.29

Balance at end of year	3,662	$29.84	3,232	$27.72	3,413	$28.33

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost related to restricted stock awards that vest solely upon service is based upon the market price of the Company’s stock on the date of grant, and is recognized on a straight-line basis over a requisite service period of four to seven years. In addition, the Company has granted restricted stock awards that vest either upon the achievement of certain cumulative performance goals over a multi-year period as set by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or certain market-based criteria (such as stock price appreciation). In addition to the attainment of either the performance or market-based criteria, the vesting of the individual awards is further subject to the completion of required service periods ranging from one to five years. The following table summarizes by year of grant the number of restricted stock awards for which vesting is subject to the achievement of either performance or market-based criteria (in thousands):

Year of Grant (1)	Performance- Based	Market- Based	Total
2010(2)	276	—	276
2009	—	900	900
2008	—	516	516
2006(3)	41	41	82

Total	317	1,457	1,774

(1)	The Company made no grants of restricted stock for which vesting was subject to performance or market-based criteria during the year ended December 31, 2007.
(2)	The performance-based awards have been included herein based on the maximum number of shares that may vest.
(3)

In February 2010, the Compensation Committee certified that the related four-year cumulative performance goals and the required market conditions had been achieved with respect to all of the performance-based and market-based restricted stock granted in 2006.

The total intrinsic value of restricted stock awards that vested totaled $25.4 million during 2010, $40.7 million during 2009 and $12.8 million during 2008. The total fair value at grant of restricted stock awards that vested during 2010, 2009 and 2008 was $20.8 million, $43.1 million and $14.2 million, respectively.

Stock Options and Stock Appreciation Rights.    The fair value of stock option grants or stock-settled stock appreciation rights with a service or performance-based vesting condition is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the Company’s dividend yield, volatility of the Company’s stock, the risk-free interest rate and expected option term. Given the Company’s lack of sufficient historical exercise data for stock option grants, it uses the “simplified” method of calculating the weighted average expected term for “plain vanilla” awards. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from relevant comparable external sources, becomes available, the Company will utilize another method to determine the weighted average expected term. For awards that are not “plain vanilla”, the Company determines the expected term after considering all available facts specific to the group of participants, which include (but are not limited) the following: available exercise history, likelihood of exercise based on existing outstanding and exercisable awards and expected length of employment with the Company. In addition, the Company’s estimate of volatility incorporates both historical volatility and the implied volatility of publicly traded options. Equity awards of stock options and stock appreciation rights are generally granted with an exercise price based on the market price of the Company’s stock on the date of grant, generally vest over a term of four to seven years and expire 10 years after the date of grant. Compensation cost for stock options is recognized ratably over the requisite service period. Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The assumptions used in the Black-Scholes model were as follows:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	36-38%	37-42%	31-35%
Risk-free interest rate	1.73-2.94%	2.55-3.06%	2.75-3.52%
Weighted average expected term (years)	6.25-8.0	6.25	6.25

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

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock option/stock appreciation rights activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2010		2009		2008
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	7,831	$28.30	5,699	$28.75	4,680	$28.62
Options granted	1,017	$35.33	2,632	$27.14	1,214	$28.06
Options exercised	(776)	$27.94	(290)	$26.27	(110)	$15.05
Options expired/canceled	(259)	$29.85	(210)	$28.48	(85)	$29.16

Balance at end of year	7,813	$29.21	7,831	$28.30	5,699	$28.75

Of stock option/stock appreciation rights awards granted by the Company, the following table sets forth by grant year the number for which vesting is further subject to the achievement of certain performance or market-based criteria (in thousands):

Year of Grant (1)	Performance- Based	Market- Based	Total
2009	—	1,600	1,600
2006(2)	28	28	56

Total	28	1,628	1,656

(1)	The Company made no grants of stock options or stock appreciation rights for which vesting was subject to performance or market-based criteria during the years ended December 31, 2010, 2008 or 2007.
(2)

In February 2010, the Compensation Committee certified that the related four-year cumulative performance goals and required market conditions had been achieved with respect to all the performance-based and market-based stock options granted in 2006.

The weighted average grant-date fair value of options granted during the years 2010, 2009 and 2008 was $14.60, $9.71 and $10.98, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised totaled $9.7 million during 2010, $2.3 million during 2009 and $1.5 million during 2008. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2010 was $13.1 million and $3.7 million, respectively. The number of stock options exercisable at December 31, 2010 was 3.7 million with a weighted-average exercise price of $29.24.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2010:

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$19.29-$26.92	1,862,870	7.96	$24.36	189,495	$25.18
$27.06-28.00	1,207,394	3.87	$27.96	1,162,298	$27.96
$28.10-$32.31	3,620,892	7.30	$30.17	2,188,562	$29.91
$32.86-$37.51	1,080,476	9.15	$35.27	121,311	$35.71
$37.58-$39.71	27,154	9.19	$39.66	698	$37.63
$43.46-$43.46	13,737	9.15	$43.46	—	$—

Total	7,812,523	7.19	$29.21	3,662,364	$29.24

The weighted-average remaining contractual life of options that were outstanding and exercisable as of December 31, 2010 was 5.7 years.

15. Concentrations of Risk

Concentrations of Credit Risk.    A substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 73.4%, 83.6% and 77.8% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Collective Bargaining Agreements.    As of December 31, 2010, approximately 40% of the Company’s employees were represented under three industry-wide collective bargaining agreements to which the Company is a party. None of these agreements will expire in the next 12 months.

16. Segment and Geographic Information

The Company’s production and distribution of animated films and television specials/series reportable segment represents 98% of the Company’s consolidated revenues. The Company’s determination that the animated films segment and the television specials/series segment should be aggregated was based on the similarities in the production processes, nature of the products and management of these segments.

Revenues attributable to foreign countries were approximately $375.7 million, $347.0 million and $278.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Long-lived assets located in foreign countries were not material.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Revenue by Film and Other

The Company’s revenues by film and other are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Shrek Forever After	$244,464	$—	$—
How to Train Your Dragon	174,233	—	—
Megamind(1)	26,584	—	—
Monsters vs. Aliens	58,787	83,331	—
Kung Fu Panda	41,412	106,132	211,513
Madagascar: Escape 2 Africa	30,354	232,374	23,966
Shrek the Third	37,388	54,320	119,985
Bee Movie	38,542	36,653	111,386
Film Library / Other(2)	133,027	212,369	183,202

	$784,791	$725,179	$650,052

(1)

Megamind was released during the quarter ended December 31, 2010. Pursuant to the terms of the Paramount Agreements, because the distribution and marketing expenses incurred by Paramount in the year of the film’s release exceeded that film’s gross revenues for such year, no revenue was reported to the Company directly from Paramount with respect to that film in its year of release. Revenue recognized during the year ended December 31, 2010 was primarily attributable to the Company’s licensing arrangements.

(2)

“Film Library / Other” primarily includes film library revenue from Shrek, Shrek 2, Shark Tale, Wallace & Gromit: The Curse of the Were-Rabbit, Madagascar, Flushed Away, and Over the Hedge. In addition, it includes revenue from live performances and television specials/series.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per-share amounts):

	2010	2009	2008
Numerator:
Net income	$170,639	$151,035	$142,498
Denominator:
Weighted average common shares and denominator for basic calculation
Weighted average common shares outstanding	85,382	86,818	91,598
Less: Unvested restricted stock	(155)	(433)	(1,718)

Denominator for basic calculation	85,227	86,385	89,880

Weighted average effects of dilutive equity-based compensation awards
Employee stock options/stock appreciation rights	969	74	100
Restricted stock awards	987	842	996

Denominator for diluted calculation	87,183	87,301	90,976

Net income per share—basic	$2.00	$1.75	$1.59

Net income per share—diluted	$1.96	$1.73	$1.57

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	2010	2009	2008
Options to purchase shares of common stock and restricted stock awards	250	1,642	1,878
Stock appreciation rights	1,499	3,482	2,680

Total	1,749	5,124	4,558

In addition, 1.5 million shares of equity awards (which is comprised of 0.7 million restricted stock awards and 0.8 million stock appreciation rights) that are contingently issuable were not included in the calculation of diluted shares for the year ended December 31, 2010, as the required market and/or performance conditions had not been met as of December 31, 2010. For the years ended December 31, 2009 and 2008, 3.1 million and 0.6 million shares, respectively, of equity awards that were contingently issuable were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of the end of each respective year.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2010
Revenues	$162,143	$158,095	$188,882	$275,671
Gross profit	55,960	59,361	81,218	81,830
Income (loss) before provision for income taxes	26,229	24,695	37,781	(202,207)
Net income	21,669	23,975	39,761	85,234	(1)
Basic net income per share	$0.25	$0.28	$0.47	$1.01
Diluted net income per share	$0.24	$0.27	$0.47	$0.99

2009
Revenues	$263,524	$131,990	$135,448	$194,217
Gross profit	107,118	57,968	46,382	80,344
Income before provision for income taxes	70,040	24,616	21,838	44,191
Net income	62,310	25,556	19,608	43,561
Basic net income per share	$0.71	$0.30	$0.23	$0.50
Diluted net income per share	$0.71	$0.30	$0.23	$0.50

(1)	During the quarter ended December 31, 2010, the Company reversed its valuation allowance that had previously been established against its deferred tax assets (See Note 9).

20. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2010, 2009 and 2008 (in thousands):

	Balance at Beginning of Year	(Credited) Charged to Operations	Deductions and Bad Debt Write-offs	Balance at End of Year
Trade accounts receivable and Receivable from distributor
Allowance for doubtful accounts
2010	$2,811	$595	$(403)	$3,003
2009	$4,381	$1,350	$(2,920)	$2,811
2008	$4,504	$2,049	$(2,172)	$4,381

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/05

2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/06

3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-Q	001-32337	3.2	7/29/08

3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/08/05

4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/05

4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/05

4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/05

10.1*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/05

10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/05

10.3	Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/05

10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/05

10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/05

10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/05

10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/06

10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/05

10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/05

10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/05

10.12†	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004	10-K	001-32337	10.10	3/28/05

10.13†	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)	10-K	001-32337	10.11	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.14†	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.12	3/28/05

10.15†	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.13	3/28/05

10.16†	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002	10-K	001-32337	10.14	3/28/05

10.17†	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.15	3/28/05

10.18*	Amended and Restated Employment Agreement, dated as of April 22, 2009, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.1	4/28/09

10.19*	Amended and Restated Employment Agreement, dated as of October 25, 2007, by and between DreamWorks Animation SKG, Inc. and Roger Enrico	8-K	001-32337	99.3	10/31/07

10.20*	Amended and Restated Employment Agreement, dated as of July 24, 2008, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	10-Q	001-32337	10.4	7/29/08

10.21*	Amended and Restated Employment Agreement, dated as of October 23, 2008, between DreamWorks Animation SKG, Inc. and Ann Daly	10-Q	001-32337	10.8	10/28/08

10.22	Credit Agreement, dated June 24, 2008, among DreamWorks Animation SKG, Inc. and the lenders party thereto	8-K	001-32337	99.1	6/27/08

10.23	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.24	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/06

10.25	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/05

10.26	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/05

10.27	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/05

10.28†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/05

10.29†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/05

10.30*	Form of Restricted Share Award Agreement.	10-Q	001-32337	10.7	10/31/07

10.31*	Form of Restricted Stock Unit Award Agreement	10-Q	001-32337	10.6	10/31/07

10.32*	Form of Stock Appreciation Right Award Agreement (Time Vested).	10-Q	001-32337	10.5	10/31/07

10.33*	Form of Restricted Stock Unit Award Agreement (Non-employee Directors).	10-Q	001-32337	10.9	10/31/07

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.34*	Form of Stock Appreciation Right Award Agreement (Non-employee Directors).	10-Q	001-32337	10.8	10/31/07

10.35*	Form of Stock Appreciation Rights Award Agreement (Performance).	8-K	001-32337	99.5	12/1/06

10.36*	Form of Restricted Share Award Agreement (Performance).	8-K	001-32337	99.6	12/1/06

10.37*	Form of Performance Compensation Award Agreement.	8-K	001-32337	99.7	12/1/06

10.38*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and Anne Globe	10-K	001-32337	10.45	2/27/08

10.39*	Special Deferral Election Plan—Basic Plan Document	10-Q	001-32337	10.1	10/28/08

10.40*	Special Deferral Election Plan—Adoption Agreement	10-Q	001-32337	10.2	10/28/08

10.41*	Amended and Restated Employment Agreement dated as of December 13, 2007 by and between DreamWorks Animation SKG, Inc. and John Batter	10-K	001-32337	10.52	2/27/08

10.42*	Form of Amendment Number One dated as of October 25, 2007 to Performance Compensation Award Agreement	10-Q	001-32337	10.5	10/31/07

10.43*	Form of Amendment Number One dated as of October 25, 2007 to Restricted Stock Unit Award Agreement	10-Q	001-32337	10.6	10/31/07

10.44*	Amended and Restated 2008 Omnibus Incentive Compensation Plan					X

10.45*	2008 Annual Incentive Plan	10-K	001-32337	10.61	2/27/08

10.46*	Letter dated February 21, 2008 from Jeffrey Katzenberg to the Company regarding waiver of certain awards	10-K	001-32337	10.62	2/27/08

10.47	Non-exclusive Aircraft Sublease Agreement dated as of June 11, 2008 by and between the Company and M&JK Dream, LLC	8-K	001-32337	99.1	6/13/08

10.48*	Letter Agreement dated as of July 24, 2008 by and between the Company and Roger Enrico	10-Q	001-32337	10.3	7/29/08

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.49	Time Sharing Agreement dated as of October 16, 2008 by and between Amblin’ Films, LLC and the Company	8-K	001-32337	99.1	10/22/08

10.50	Time Sharing Agreement dated as of February 18, 2010 by and between the Company and NPM Management, LLC	10-K	001-32337	10.56	2/23/10

10.51*	Form of Performance Compensation Award Agreement (2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/06/08

10.52*	Form of Stock Appreciation Right Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.1	4/30/08

10.53*	Form of Restricted Stock Unit Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.2	4/30/08

10.54*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.3	4/30/08

10.55*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (Enrico) (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.6	10/29/08

10.56*	Form of Restricted Share Award Agreement (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.7	10/29/08

10.57*	Employment Agreement dated as of April 22, 2009 by and between the Company and Daniel Satterthwaite	10-Q	001-32337	10.2	04/29/09

10.58	Aircraft Sublease Agreement dated as of April 22, 2009 by and between the Company and M&J K Dream, LLC	10-Q	001-32337	10.3	04/29/09

10.59†	License Agreement effective as of January 1, 2009 by and between DreamWorks Animation LLC, DW II Management Inc. and Steven Spielberg	8-K	001-32337	99.1	08/21/09

10.60	Amendment No. 1 to License Agreement entered into on August 19, 2010 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	8/24/10

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.61*	Employment Agreement dated as of October 30, 2009 by and between the Company and Rich Sullivan	10-K	001-32337	10.67	2/23/10

10.62*	Employment Agreement dated as of February 18, 2010 by and between the Company and Andrew Chang	10-K	001-32337	10.68	2/23/10

10.63*	Employment Agreement dated as of February 27, 2010 by and between the Company and Heather O’Connor	10-K	001-32337	10.69	2/23/10

10.64*	DreamWorks Animation SKG, Inc. 2010 Employee Stock Purchase Plan	10-Q	001-32337	10.1	4/28/10

10.65*	Consulting Agreement dated as of July 23, 2010 by and between the Company and The David Geffen Company	10-Q	001-32337	10.1	7/28/10

10.66*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	8/4/10

10.67*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	8/4/10

10.68*	Form of Restricted Stock Unit Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/4/10

10.69*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	11/4/10

10.70*	Restricted Share Award Agreement dated as of October 29, 2010 by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.3	11/4/10

10.71*	Form of Cash Incentive Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.4	11/4/10

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.72*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.5	11/4/10

10.73*	Cash Incentive Award Agreement dated as of October 29, 2010 by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.6	11/4/10

14	Code of Business Conduct and Ethics					X

16.1	Letter dated October 26, 2010 from Ernst & Young LLP to the Securities and Exchange Commission	8-K	001-32337	16.1	10/27/10

21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to the Consolidated Financial Statements (tagged as blocks of text).					X

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Management contract or compensatory plan or arrangement.