Form 10-Q
period 2011-06-30
DreamWorks Animation SKG, Inc.
filed 2011-07-27
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission file number 001-32337
DREAMWORKS ANIMATION SKG, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0589190
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1000 Flower Street
Glendale, California 91201
(Address of principal executive offices) (Zip code)
(818) 695-5000
(Registrant's telephone number, including area code)
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of July 15, 2011, there were 72,679,123 shares of Class A common stock and 10,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$113,164	$163,819
Trade accounts receivable, net of allowance for doubtful accounts	25,120	40,136
Income taxes receivable	8,999	310
Receivable from Paramount, net of allowance for doubtful accounts	230,180	242,629
Film and other inventory costs, net	853,941	772,668
Prepaid expenses	21,886	21,795
Other assets	8,678	9,889
Property, plant and equipment, net of accumulated depreciation and amortization	176,269	174,803
Deferred taxes, net	268,900	295,602
Goodwill	34,216	34,216
Total assets	$1,741,353	$1,755,867
Liabilities and Equity
Liabilities:
Accounts payable	$3,916	$3,515
Accrued liabilities	107,393	143,098
Payable to former stockholder	296,925	329,590
Deferred revenue and other advances	32,964	20,793
Total liabilities	441,198	496,996
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 97,478,074 and 97,436,947 shares issued, as of June 30, 2011 and December 31, 2010, respectively	975	975
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 10,838,731 shares issued and outstanding, as of June 30, 2011 and December 31, 2010, respectively	108	108
Additional paid-in capital	1,003,286	979,177
Retained earnings	1,009,802	966,935
Less: Class A Treasury common stock, at cost, 24,798,951 and 23,834,081 shares, as of June 30, 2011 and December 31, 2010, respectively	(714,016)	(688,324)
Total stockholders’ equity	1,300,155	1,258,871
Total liabilities and stockholders’ equity	$1,741,353	$1,755,867

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Revenues	$218,255	$158,095	$326,292	$320,238
Costs of revenues	141,311	98,734	213,338	204,917
Gross profit	76,944	59,361	112,954	115,321
Product development	255	422	423	607
Selling, general and administrative expenses	29,554	27,751	59,683	51,261
Operating income	47,135	31,188	52,848	63,453
Interest income, net	44	171	260	230
Other income, net	2,060	2,004	4,060	4,097
Decrease (increase) in income tax benefit payable to former stockholder	175	(8,668)	4,764	(16,856)
Income before income taxes	49,414	24,695	61,932	50,924
Provision for income taxes	15,341	720	19,065	5,280
Net income	$34,073	$23,975	$42,867	$45,644
Basic net income per share	$0.41	$0.28	$0.51	$0.53
Diluted net income per share	$0.40	$0.27	$0.51	$0.51
Shares used in computing net income per share
Basic	83,384	85,709	83,759	86,741
Diluted	84,565	87,582	84,854	88,972

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Operating activities
Net income	$42,867	$45,644
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and write-off of film and other inventory costs	172,568	183,295
Stock-based compensation expense	15,546	15,210
Depreciation and amortization	1,689	2,526
Revenue earned against deferred revenue and other advances	(49,360)	(53,499)
Deferred taxes, net	26,702	563
Changes in operating assets and liabilities:
Trade accounts receivable	15,016	(4,383)
Receivable from Paramount	12,449	10,033
Film and other inventory costs	(233,973)	(223,418)
Prepaid expenses and other assets	(1,374)	(15,540)
Accounts payable and accrued liabilities	(35,202)	(9,347)
Payable to former stockholder	(32,665)	(5,712)
Income taxes payable/receivable, net	(8,739)	(4,851)
Deferred revenue and other advances	71,166	35,549
Net cash used in operating activities	(3,310)	(23,930)
Investing activities
Purchases of property, plant and equipment	(21,347)	(26,590)
Net cash used in investing activities	(21,347)	(26,590)
Financing activities
Receipts from exercise of stock options	8	8,786
Excess tax benefits from employee equity awards	24	673
Deferred financing costs	(338)	—
Purchase of treasury stock	(25,692)	(113,266)
Net cash used in financing activities	(25,998)	(103,807)
Decrease in cash and cash equivalents	(50,655)	(154,327)
Cash and cash equivalents at beginning of period	163,819	231,245
Cash and cash equivalents at end of period	$113,164	$76,918
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of amounts refunded	$1,384	$8,891
Cash paid during the period for interest, net of amounts capitalized	$290	$281
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
Business
The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of animated films and its characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets (such as the creation of television specials/series and live performances based on the characters). The Company's films are distributed on a worldwide basis, except for in the merchandising and licensing markets, by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights, live performance and television production rights.
Basis of Presentation and Use of Estimates
The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year, or for any future period, as fluctuations can occur based upon the timing of our films' theatrical and home entertainment releases, and television special broadcasts.
The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film, television product and live performances, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements, loss contingencies, and estimates used in the determination of the fair value of equity awards for stock-based compensation or their probability of vesting. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company's financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

2.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, Companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company's fiscal year beginning January 1, 2012. The Company does not expect the guidance to impact its consolidated financial statements.

In May 2011, the FASB issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company's interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

3.	Financial Instruments
The fair value of cash and cash equivalents, accounts receivable, accounts payable and advances approximates carrying value due to the short-term maturity of such instruments. The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheet. The fair value of these investments at June 30, 2011 and December 31, 2010 was measured based on quoted prices in active markets.

4.	Film and Other Inventory Costs
Film, television, live performance and other inventory costs consist of the following (in thousands):

	June 30, 2011	December 31, 2010
In release, net of amortization(1)	$418,574	$384,863
In production(2)	404,619	355,678
In development(3)	30,748	32,127
Total film, television, live performance and other inventory costs, net	$853,941	$772,668
 ____________________

(1)	Includes $22.0 million and $13.6 million of live performance costs at June 30, 2011 and December 31, 2010, respectively.

(2)	Includes $10.0 million and $5.6 million of live performance costs at June 30, 2011 and December 31, 2010, respectively.

(3)	Includes $4.3 million and $2.1 million of live performance costs at June 30, 2011 and December 31, 2010, respectively.
The Company anticipates that 48% and 88% of the above “in release” film costs as of June 30, 2011 will be amortized over the next 12 months and three years, respectively.

5.	Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Employee compensation	$37,243	$63,931
Participations and residuals	41,944	46,746
Deferred rent	6,353	2,550
Other accrued liabilities	21,853	29,871
Total accrued liabilities	$107,393	$143,098

As of June 30, 2011, the Company estimates that over the next 12 months it will pay approximately $30.8 million of its accrued participation and residual costs.

6.	Deferred Revenue and Other Advances
The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 and the related amounts earned and either recorded as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

			Amounts Earned
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Home Box Office Inc. Advance(1)	$15,000	$—	$30,000	$—	30,000	13,333
Licensing Advances	8,143	12,967	6,012	11,023	6,024	20,051
Deferred Revenue	4,615	3,795	3,340	6,258	3,678	7,965
Strategic Alliance/Development Advances(2)	4,167	1,667	6,549	1,962	13,100	4,955
Other Advances	1,039	2,364	5,233	4,734	6,193	9,055
Total deferred revenue and other advances	$32,964	$20,793
  ____________________

(1)
The Company remains a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. ("HBO"), pursuant to which the Company receives advances against license fees payable for future film product. The agreement is currently set to expire in 2014. The advance recorded as of June 30, 2011 relates to the Company's remaining 2010 film that is expected to be made available to HBO during 2011.

(2)
Of the total amounts earned against the “Strategic Alliance/Development Advances,” $3.1 million and $0.4 million, respectively, for the three months ended June 30, 2011 and 2010, and $7.7 million and $1.9 million, respectively, for the six months ended June 30, 2011 and 2010, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended June 30, 2011, of the total amounts earned against the “Strategic Alliance/Development Advances,” $1.8 million was recorded as a reduction to other assets.

7.	Financing Arrangements
Revolving Credit Facility. The Company has a revolving credit facility with a number of banks which terminates in June 2013. In May 2011, pursuant to the terms of the revolving credit facility agreement, the Company and the facility banks agreed to increase the total amount that can be drawn upon from $125.0 million to a maximum of $200.0 million. There was no debt outstanding during the three and six months ended June 30, 2011 and 2010. The revolving credit facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders' consent, such as granting liens or entering into any merger or other significant transaction. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks' base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Interest costs incurred as a result of the commitment fee were $0.2 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. Interest costs incurred as a result of the commitment fee were $0.3 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.
As of June 30, 2011, the Company was in compliance with all applicable financial debt covenants.

8.	Income Taxes
Set forth below is a reconciliation of the components that caused the Company's provision for income taxes (including the income statement line item “Decrease (increase) in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1)(2)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(0.6)	0.1	(0.1)	0.8
Export sales exclusion/manufacturer's deduction	(1.6)	(2.1)	(9.3)	(2.2)
Revaluation of deferred tax assets, net	—	(3.1)	1.3	(3.7)
Other	(2.0)	(1.8)	(1.9)	2.8
Total provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1)(2)	30.8%	28.1%	25.0%	32.7%
Less: decrease/increase in income tax benefit payable to former stockholder(1)(2)
U.S. state taxes, net of Federal benefit	—	(0.3)	5.3	(0.7)
Export sales exclusion/manufacturer's deduction	1.8	1.8	4.4	1.5
Revaluation of deferred tax assets, net	—	(25.6)	—	(20.2)
Other	(1.4)	(1.8)	(1.3)	(5.5)
Total decrease/increase in income tax benefit payable to former stockholder(1)(2)	0.4%	(25.9)%	8.4%	(24.9)%
Total provision for income taxes	31.2%	2.2%	33.4%	7.8%
  ____________________

(1)
As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former significant stockholder at the time of the Company's 2004 initial public offering, the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future. The Company is obligated to remit to an affiliate of the former stockholder 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits. Refer to the Company's 2010 Form 10-K for a more detailed description.

(2)
For the six months ended June 30, 2011, includes an aggregate benefit of $4.3 million related to the Company's determination, during the first quarter of 2011, of its ability to claim certain tax deductions related to prior years. For the six months ended June 30, 2010, includes an adjustment primarily related to deferred tax assets (net of valuation allowance) of approximately $2.1 million associated with prior year taxes.

The Company's California Franchise tax returns for the years ended December 31, 2004 through 2007 are currently under examination by the Franchise Tax Board (“FTB”). The Internal Revenue Service (“IRS”) had previously concluded its audits of the Company's federal income tax return for the periods through December 31, 2006. The Company's federal income tax returns for the tax years ended December 31, 2007 and 2008 are currently under examination by the IRS. All tax years since the Company's separation from Old DreamWorks Studios remain open to audit by all state and local taxing jurisdictions.

9.	Stockholders’ Equity
Class A Common Stock
Stock Repurchase Program. In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three and six months ended June 30, 2010, the Company repurchased 3.1 million shares of its outstanding Class A Common Stock for $110.8 million. During the three months ended June 30, 2011, the Company did not repurchase any of its outstanding stock. During the six months ended June 30, 2011, the Company repurchased 0.9 million shares of its outstanding Class A Common Stock for $25.0 million. As of June 30, 2011, the Company's remaining authorization under the stock repurchase program was $125.0 million.
Class B Common Stock
In March 2010, 580,730 shares of the Company's Class B common stock were converted into an equal amount of shares of the Company's Class A common stock at the request of David Geffen, a significant stockholder, who owned such shares. Mr. Geffen, in turn, donated these shares to a charitable foundation that was established by him. These transactions had no impact on the total amount of the Company's shares outstanding.

10.	Equity-Based Compensation
The Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company's equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the vesting period. Compensation cost for certain performance-based awards is adjusted to reflect the estimated probability of vesting. The Company has granted performance-based awards where the value of the award upon vesting will vary depending on the level of performance ultimately achieved. The Company recognizes compensation cost for these awards based on the level of performance expected to be achieved. The Company will recognize the impact of any change in estimate in the period of the change.

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
The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June 30, 2011 and 2010, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total equity-based compensation	$8,525	$8,536	$15,546	$15,210
Tax impact(1)	(2,626)	(2,399)	(3,887)	(4,974)
Reduction in net income, net of tax	$5,899	$6,137	$11,659	$10,236
   ____________________

(1)	Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item “Increase in income tax benefit payable to former stockholder” (see Note 8).
Stock-based compensation cost capitalized as a part of film costs was $4.4 million and $3.0 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $8.6 million and $6.0 million for the six-month periods ended June 30, 2011 and 2010, respectively.

The following tables set forth the number and weighted average grant-date fair value of equity awards granted during the three- and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2011
Stock appreciation rights	270	$10.30	305	$10.34
Restricted stock and restricted stock units	245	$26.52	290	$26.80
2010
Stock appreciation rights	26	$16.45	40	$16.85
Restricted stock and restricted stock units	83	$38.96	134	$40.67

As of June 30, 2011, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $77.9 million and will be amortized on a straight-line basis over a weighted average period of 1.7 years.

11.	Concentrations of Credit Risk
A substantial portion of the Company's revenue is derived directly from Paramount. Paramount represented 87.5% and 82.8% of the Company's total revenue for the three-month periods ended June 30, 2011 and 2010, respectively, and 84.3% and 70.5% for the six-month periods ended June 30, 2011 and 2010, respectively.

12.	Related Party Transactions
The Company has entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company's Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg's Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 36 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the three months ended June 30, 2011 and 2010, the Company incurred $0.3 million and $0.4 million, respectively, related to the sublease. For the six months ended June 30, 2011 and 2010, the Company incurred $0.5 million and $0.5 million, respectively.
From time to time, the Company uses a private airplane that is owned by David Geffen, a former director and one of the Company's controlling stockholders, for Company business. The Company's use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related charges, such as crew expenses, catering and landing fees. During the three and six months ended June 30, 2011 and 2010, costs incurred for use of this plane were not material.
Consulting Agreement with David Geffen
The Company has entered into a consulting agreement with David Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company's operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party. During the three and six months ended June 30, 2011, the Company incurred $0.5 million and $1.0 million, respectively, related to this agreement. As of June 30, 2011, the Company had also recorded a prepaid asset of $0.5 million related to this agreement.

13.	Commitments and Contingencies
Legal Proceedings. From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to the Company's feature films, which could cause the Company to incur significant expenses or prevent the Company from releasing a film. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company's feature films, which may affect the Company's ability to continue to do so. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material effect on its financial position, results of operations or liquidity.

14.	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$34,073	$23,975	$42,867	$45,644
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	83,513	86,041	83,914	87,174
Less: Unvested restricted stock	(129)	(332)	(155)	(433)
Denominator for basic calculation	83,384	85,709	83,759	86,741
Weighted average effects of dilutive equity-based compensation awards:
Employee stock options and stock appreciation rights	56	685	94	996
Restricted stock awards	1,125	1,188	1,001	1,235
Denominator for diluted calculation	84,565	87,582	84,854	88,972
Net income per share—basic	$0.41	$0.28	$0.51	$0.53
Net income per share—diluted	$0.40	$0.27	$0.51	$0.51

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Options to purchase shares of common stock and restricted stock awards	2,468	216	2,445	83
Stock appreciation rights	5,033	1,828	4,909	1,671
Total	7,501	2,044	7,354	1,754

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of June 30, 2011 nor 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Options to purchase shares of common stock and restricted stock awards	890	708	890	708
Stock appreciation rights	800	800	800	800
Total	1,690	1,508	1,690	1,508

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$218.3	$158.1	$60.2	38.1%	$326.3	$320.2	$6.1	1.9%
Costs of revenues	141.3	98.7	42.6	43.2%	213.3	204.9	8.4	4.1%
Product development	0.3	0.4	(0.1)	(25.0)%	0.4	0.6	(0.2)	(33.3)%
Selling, general and administrative expenses	29.6	27.8	1.8	6.5%	59.7	51.2	8.5	16.6%
Operating income	47.1	31.2	15.9	51.0%	52.8	63.5	(10.7)	(16.9)%
Interest income, net	—	0.2	(0.2)	(100.0)%	0.2	0.2	—	—%
Other income, net	2.1	2.0	0.1	5.0%	4.1	4.1	—	—%
Decrease (increase) in income tax benefit payable to former stockholder	0.2	(8.7)	8.9	102.3%	4.8	(16.9)	21.7	128.4%
Income before income taxes	49.4	24.7	24.7	100.0%	61.9	50.9	11.0	21.6%
Provision for income taxes	15.3	0.7	14.6	NM	19.0	5.3	13.7	258.5%
Net income	$34.1	$24.0	$10.1	42.1%	$42.9	$45.6	$(2.7)	(5.9)%
Diluted net income per share	$0.40	$0.27	$0.13	48.1%	$0.51	$0.51	$—	—%
Diluted shares used in computing diluted net income per share	84.6	87.6		(3.4)%	84.9	89.0		(4.6)%
  ____________________
NM: Not meaningful

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

____________________

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

Revenues. For the three months ended June 30, 2011, our revenue was $218.3 million, an increase of $60.2 million, or 38.1%, as compared to $158.1 million for the three months ended June 30, 2010. As illustrated in the revenue chart above, revenues contributed by the "Current year theatrical release" category were lower for the three months ended June 30, 2011 when compared to the same period of the prior year as a result of the decrease in the number of films in this category that were released during the first half of 2011 compared to the first half of 2010. This decrease in revenues was offset by an increase in the number of films that comprise 2011's "Prior year theatrical releases" compared to the 2010's "Prior year theatrical release" category, which resulted in increased revenues contributed by this category during the current quarter when compared to the same quarter of the prior year. Additionally, our "All Other" category increased $10.8 million, which was primarily driven by our non-film initiatives.
Revenue for the quarter ended June 30, 2011 was comprised of amounts earned by a variety of films. Our most recent release, Kung Fu Panda 2 (released in the second quarter of 2011), contributed $55.8 million, or 25.6%, of revenues, primarily earned in the worldwide theatrical markets. Our 2011 "Prior year theatrical releases" contributed an aggregate of $96.0 million, or 44.0%, to current quarter revenues, and were primarily earned in the worldwide television and home entertainment markets. Lastly, our "All Other" category, which is comprised of our library titles and non-film initiatives, contributed $66.5 million which was largely driven by Madagascar: Escape 2 Africa (primarily earned in the international television market) and Shrek the Third (primarily earned in the television market). For the quarter ended June 30, 2011, our "All Other" category included $12.2 million of revenues attributable to our non-film initiatives.
Revenue for the quarter ended June 30, 2010 was primarily driven by 2010's "Current year theatrical releases." For the three months ended June 30, 2010, Shrek Forever After (released in the second quarter of 2010) contributed $51.8 million primarily earned in the domestic theatrical market, and How to Train Your Dragon (released in the first quarter of 2010) contributed $33.4 million primarily earned in the worldwide theatrical markets. Our 2010 prior year theatrical release, Monsters vs. Aliens, contributed $17.2 million or 10.9% of revenues, which was primarily earned in the international pay television market. Lastly, our “All Other” category, which is mainly comprised of our library of titles, contributed $55.7 million earned across several markets, including ancillary revenue and $6.8 million, or $0.04 of diluted net income per share, of prior period international pay television revenue reported to our distributor by an international television broadcaster in the second quarter of 2010 as a result of an audit by our distributor.
Costs of Revenues. Costs of revenues for the three months ended June 30, 2011 totaled $141.3 million, an increase of $42.6 million, compared to $98.7 million for the three months ended June 30, 2010. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 64.7% for the three months ended June 30, 2011 as compared to 62.4% for the three months ended June 30, 2010. The increase in amortization as a percentage of revenues for the three months ended June 30, 2011 was partially due to the overall stronger combined performance of Shrek Forever After and How to Train Your Dragon (since each of the titles' releases in 2010) as compared to the current quarter performance of Kung Fu Panda 2 (2011’s “Current year theatrical release”). In addition, costs of revenues increased as a result of operating and marketing costs associated with the ongoing production of our Shrek The Musical touring show (which debuted in July 2010) and our non-touring version of the show in London (which debuted in May 2011).
Product Development. Product development costs remained relatively consistent at $0.3 million for the three-month period ended June 30, 2011 compared to $0.4 million for the three-month period ended June 30, 2010. Product development costs primarily represent software research and development costs that are not related to an individual film.
Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $1.8 million to $29.6 million (including $8.4 million of stock-based compensation expense) for the quarter ended June 30, 2011 from $27.8 million (including $7.9 million of stock-based compensation expense) for the quarter ended June 30, 2010. This aggregate 6.5% increase spans across several selling, general and administrative categories, including $1.4 million in increased professional fees, $1.6 million in increased salaries and benefits expense (including stock-based compensation expense), which was partially offset by reductions in certain incentive compensation, as well as $2.0 million in lower marketing costs related to our Kung Fu Panda online virtual world.
Operating Income. Operating income increased to $47.1 million for the three months ended June 30, 2011 compared to $31.2 million million for the three months ended June 30, 2010. This $15.9 million, or 51.0% , increase was largely driven by an increase in revenues contributed by our "Prior year theatrical releases" in the current quarter compared to the same quarter of the prior year, as well as an increase in revenues contributed by our library titles and non-film initiatives.
Interest Income, Net. For the three months ended June 30, 2011 and 2010, the amounts recorded as interest income (net) were immaterial.
Other Income, Net. For the three months ended June 30, 2011 and 2010, other income was $2.1 million and $2.0 million, respectively. Other income in both years consisted primarily of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.
Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder. As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former significant stockholder at the time of our 2004 initial public offering (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed in “—Critical Accounting Policies and Estimates—Provision for Income Taxes” of our 2010 Form 10-K, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.
Consistent with the first quarter of 2011, for the quarter ended June 30, 2011, our payable to the former stockholder decreased as a result of our ability to claim a certain tax deduction. Accordingly, we recorded a $0.2 million as a decrease in income tax benefit payable to the former stockholder in our income statement. For the quarter ended June 30, 2010, we recorded $10.2 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $8.7 million, representing 85% of these recognized benefits, as an increase in income tax benefit payable to former stockholder.
Provision for Income Taxes. For the three months ended June 30, 2011 and 2010, we recorded a provision for income taxes of $15.3 million and $0.7 million, respectively, or an effective tax rate of 31.2% and 2.2%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the three months ended June 30, 2011 and June 30, 2010 were 30.8% and 28.1%, respectively. Our effective tax rate and our combined effective tax rate for both periods were lower than the 35% statutory federal rate because of the Company's ability to benefit from certain prior year tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income. Net income for the three months ended June 30, 2011 was $34.1 million, or $0.40 per diluted share, as compared to a net income of $24.0 million, or $0.27 net income per diluted share, in the corresponding period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.
 ____________________

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

Revenues. For the six months ended June 30, 2011, our revenue was $326.3 million, an increase of $6.1 million, or 1.9%, as compared to $320.2 million for the six months ended June 30, 2010. As illustrated in the revenue chart above, revenues contributed by the "Current year theatrical release" category were lower for the six months ended June 30, 2011 when compared to the same period of the prior year as a result of the decrease in the number of films released in this category during the first half of 2011 compared to the first half of 2010. This decrease in revenues was offset by an increase in the number of films that comprise 2011's "Prior year theatrical releases" compared to the 2010's "Prior year theatrical release" category, which resulted in increased revenues contributed by this category during the six months ended June 30, 2011 when compared to the same period of the prior year. Lastly, our "All Other" category decreased $5.5 million, which was attributable to a decrease in revenues contributed by our library titles.
Revenue for the six months ended June 30, 2011 was comprised of amounts earned by a variety of films. As illustrated in the chart above, our most recent release, Kung Fu Panda 2, contributed $55.8 million or 17.1% of revenues, primarily earned in the worldwide theatrical markets. Our 2011 "Prior year theatrical releases," contributed an aggregate of $142.5 million, or 43.7%, of revenues, which were primarily earned in the worldwide television and home entertainment markets. Lastly, our "All Other" category, which is comprised of our library titles and non-film initiatives, contributed $128.0 million which was largely driven by Madagascar: Escape 2 Africa and Kung Fu Panda (both titles' revenues were primarily earned in the international television market). For the six months ended June 30, 2011, our "All Other" category included $23.0 million of revenues attributable to our non-film initiatives.
Revenue for the six months ended June 30, 2010 was primarily driven by 2010's "Current year theatrical releases." Our 2010 releases contributed an aggregate of $144.9 million or 45.3% of revenues for the six months ended June 30, 2010. During the six months ended June 30, 2010, Shrek Forever After contributed $51.8 million (primarily earned in the domestic theatrical market) and How to Train Your Dragon contributed $93.1 (primarily earned in the domestic and international theatrical markets). Our 2010 prior year theatrical release, Monsters vs. Aliens, contributed $41.8 million or 13.0% of revenues, which were primarily earned in the domestic and international pay television markets. Lastly, our “All Other” category, which is mainly comprised of our library of titles, contributed $133.5 million, which was primarily driven by Madagascar: Escape 2 Africa, Shrek the Third and Bee Movie, each individually contributing more than $23.0 million, earned across several markets.

Costs of Revenues. Costs of revenues for the six months ended June 30, 2011 totaled $213.3 million, an increase of $8.4 million, compared to $204.9 million for the six months ended June 30, 2010. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 65.4% for the six months ended June 30, 2011 and 64.0% for the six months ended June 30, 2010. The increase in amortization as a percentage of revenues for the six months ended June 30, 2011 was partially due to the overall stronger combined performance of Shrek Forever After and How to Train Your Dragon (since each of the titles' releases in 2010) as compared to the performance of Kung Fu Panda 2 (2011’s “Current year theatrical release”). In addition, costs of revenues increased as a result of operating and marketing costs associated with the ongoing production of our Shrek The Musical touring show (which debuted in July 2010) and our non-touring version of the show in London (which debuted in May 2011).
Product Development. Product development costs totaled $0.4 million and $0.6 million for the six-month periods ended June 30, 2011 and 2010, respectively. Product development costs primarily represent research and development costs that are incurred in connection with our online virtual world activities or that are not related to an individual film.
Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $8.5 million to $59.7 million (including $15.1 million of stock-based compensation expense) for the six months ended June 30, 2011 from $51.2 million (including $14.0 million of stock-based compensation expense) for the six months ended June 30, 2010. This 16.6% aggregate increase was attributable to $4.0 million of higher salaries and benefits (including stock-based and incentive compensation), $2.4 million in increased professional fees and $0.8 million related to bad debt expense. The remaining increase was attributable to other higher selling, general and administrative expenses, none of which were individually material.
Operating Income. Operating income for the six months ended June 30, 2011 was $52.8 million compared to $63.5 million for the comparable period of 2010. The decrease of $10.7 million in operating income for the six months ended June 30, 2011 was largely due to an increase in selling, general and administrative expenses, as well as an increase in operating and marketing costs associated with our Shrek The Musical live performance shows (as previously described).
Interest Income, Net. For the six months ended June 30, 2011 and 2010, the amounts recorded as interest income (net) were immaterial.
Other Income, Net. For the six months ended June 30, 2011 and 2010, total other income was $4.1 million and $4.1 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.
Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2011, our payable to the former stockholder decreased as a result of our ability to claim certain tax deductions identified in the first quarter of 2011. Accordingly, we recorded $4.8 million as a decrease in income tax benefit payable to the former stockholder in our income statement. For the six months ended June 30, 2010, we recorded $19.9 million in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an expense of $16.9 million, representing 85% of these recognized benefits, as an increase in income tax benefit payable to former stockholder.
Provision for Income Taxes. For the six months ended June 30, 2011 and 2010, we recorded a provision for income taxes of $19.0 million and $5.3 million, respectively, or an effective tax rate of 33.4% and 7.8%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the six months ended June 30, 2011 and 2010 are 25.0% and 32.7%, respectively. Our effective tax rate and our combined effective tax rate for both periods was lower than the 35% statutory federal rate because of the Company's ability to benefit from certain prior year tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above.
Net Income. Net income for the six months ended June 30, 2011 was $42.9 million, or $0.51 per diluted share, as compared to a net income of $45.6 million, or $0.51 net income per diluted share, in the corresponding period in 2010.

Financing Arrangements
In May 2011, pursuant to the terms of the revolving credit facility agreement, the total amount that can be drawn upon was increased from $125.0 million to a maximum of $200.0 million. There were no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Form 10-K.
As of June 30, 2011, we were in compliance with all applicable financial debt covenants.
For a more detailed description of our various financing arrangements, please see Note 7 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2010 Form 10-K.

Liquidity and Capital Resources
Current Financial Condition
Our primary operating capital needs are to fund the production and development costs of our films and non-film initiatives, including television specials/series and live performances, make participation and residual payments, and fund selling, general and administrative costs and capital expenditures. Our operating activities for the six months ended June 30, 2011, as well as our cash on hand, were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations (including anticipated cash collections during the second half of 2011) and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures.

As of June 30, 2011, we had cash and cash equivalents totaling $113.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at June 30, 2011 decreased by $50.6 million from that of $163.8 million at December 31, 2010. Components of this change in cash for the six months ended June 30, 2011, as well as for the six months ended June 30, 2010, are provided below in more detail.
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was as follows (in thousands):

	2011	2010
Net cash used in operating activities	$(3,310)	$(23,930)

During the six months ended June 30, 2011, our main source of cash from operating activities was attributable to the collection of revenue from Paramount related to Megamind’s domestic home entertainment and worldwide theatrical revenues, Shrek Forever After's and How to Train Your Dragon’s domestic television and worldwide home entertainment revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, operating cash flows for the six months ended June 30, 2011 benefited from additional pay television revenue fees related to an increased number of films that are available to air in 2011. Net cash used in operating activities for the first six months of 2011 was primarily attributable to $38.2 million paid related to annual incentive compensation payments, as well as $27.9 million paid to an affiliate of a former stockholder related to tax benefits realized in 2011 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments.
Net cash provided by operating activities for the first six months of 2010 was primarily attributable to the collection of revenue from Paramount related to How to Train Your Dragon's worldwide theatrical release, Monsters vs. Aliens' worldwide home entertainment and domestic television revenues, Kung Fu Panda's worldwide home entertainment and television revenues, Madagascar: Escape 2 Africa's worldwide home entertainment and television revenues and, to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Net cash used in operating activities for the first six months of 2010 was primarily attributable to $23.5 million paid related to annual incentive compensation payments, $22.6 million paid to an affiliate of a former stockholder related to tax benefits realized in 2010 from the Tax Basis Increase, and spending for the production of our feature films, television specials, and live theatrical performances.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was as follows (in thousands):

	2011	2010
Net cash used in investing activities	$(21,347)	$(26,590)

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was primarily related to the investment in property, plant and equipment.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2011 and 2010 was as follows (in thousands):

	2011	2010
Net cash used in financing activities	$(25,998)	$(103,807)

Net cash used in financing activities for the six months ended June 30, 2011 and 2010 was primarily comprised of repurchases of our Class A common stock.

Contractual Obligations
There have been no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Form 10-K.
As of June 30, 2011 we had non-cancelable talent commitments totaling approximately $26.3 million that are payable over the next five years.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes there have been no material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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
Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2011.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
April 1–April 30, 2011	—	$—	—	$125,000,000
May 1–May 31, 2011	—	$—	—	$125,000,000
June 1–June 30, 2011	—	$—	—	$125,000,000
Total	—	$—	—
 ____________________

(1)	Does not include shares forfeited to the Company upon the expiration or cancellation of unvested restricted stock awards.

(2)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Item 3 is not applicable and has been omitted.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit 10.1
Increased Facility Activation Notice dated as of May 13, 2011 by and among the Company and the lenders party thereto (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 17, 2011).

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: July 26, 2011	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1
Increased Facility Activation Notice dated as of May 13, 2011 by and among the Company and the lenders party thereto (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 17, 2011).

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements.