Form 10-K
period 2011-12-31
DreamWorks Animation SKG, Inc.
filed 2012-02-29
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.  ☒.
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
The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,001,081,143 using the closing price of $20.10 as reported by the Nasdaq Global Select Market as of such date. As of such date, non-affiliates held no shares of Class B common stock. There is no active market for the Class B common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons holding more than 10% of the registrant’s Class A or Class B common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 30, 2011.
As of February 17, 2012, there were 73,191,028 shares of Class A common stock and 10,838,731 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2012 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.
Form 10-K
For the Year Ended December 31, 2011

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

Overview

DreamWorks Animation creates family entertainment, including animated feature films, television specials and series, live entertainment properties and related consumer products, meant for audiences around the world. We have released a total of 23 animated feature films of which Shrek the Third, Shrek 2 and Madagascar were the highest-grossing animated films in the domestic box office in their respective years of release, and Shrek 2 remains the fifth-highest grossing film of all time in the domestic box office.

Historically, our business plan has generally been to release two animated feature films per year. In 2009, we announced that, beginning in 2010, we generally expect to release a total of five movies every two years. In 2011, we released two animated films, Kung Fu Panda 2 and Puss in Boots. We are currently producing five feature films, of which we expect to release two in 2012 and three in 2013. In addition, we have a substantial number of projects in creative and story development and production that are expected to fill the release schedule in 2014 and beyond. In 2007, we announced that all of our films, beginning with the release of Monsters vs. Aliens in 2009, would be released in stereoscopic 3D.

Our feature films are currently the source of a substantial portion of our revenue. We derive revenue from our distributors’ worldwide exploitation of our feature films in theaters and in ancillary markets such as home entertainment, digital and pay and free broadcast television. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. Effective January 31, 2006, our results reflect our distribution, servicing and other arrangements with Paramount Pictures Corporation and its affiliates and related entities, including Old DreamWorks Studios (collectively “Paramount”). For a discussion of the Company’s business segment and of geographic information about the Company’s revenues, please see the Company’s consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

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

Films in Production and Development

We are currently producing five animated feature films for release in 2012 and 2013. In addition, we have a substantial number of projects in development and production that are expected to fill our release schedule in 2014 and beyond. The table below lists all of our films that are expected to be released through the end of 2013.

Title	Expected Release Date*
Madagascar 3	June 8, 2012
Rise of the Guardians	November 21, 2012
The Croods	First Quarter 2013
Turbo	Third Quarter 2013
Me and My Shadow	Fourth Quarter 2013
__________________
*    Release dates are tentative as of February 27, 2012. Due to the uncertainties involved in the development and production of animated feature films, the date of completion can be significantly delayed.

Non-Feature Film Businesses

Over the last few years, the Company has commenced a number of initiatives aimed at further capitalizing on its franchise film properties, such as Shrek, Madagascar and Kung Fu Panda. These business initiatives seek to diversify the Company’s revenue streams by exploiting the film properties in other areas of family entertainment, including the following:

Television Specials and Series

The animated television series, The Penguins of Madagascar, based on the Company's film Madagascar, debuted on the Nickelodeon network in March 2009. The Company's newest animated television series, Kung Fu Panda: Legends of Awesomeness, debuted on Nickelodeon in late 2011. Under the Company's agreement with Paramount, which is an affiliate of Nickelodeon (which is discussed in greater length in “Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films—Nickelodeon Television Development”), the Company is generally entitled to receive one-half of the revenues, as well as certain service fees, associated with home entertainment and consumer products sales related to the television series. The Company is also producing an animated television series based on How to Train Your Dragon, for broadcast on the Cartoon Network.

Since 2007 (with our Christmas special, Shrek the Halls), the Company has also produced half-hour television specials based on its films Shrek, Kung Fu Panda, Madagascar and Monsters vs. Aliens. In connection with these specials, the Company has, from time to time, directly entered into various network television distribution agreements and in 2011 entered into a long-term distribution agreement with Netflix covering various of these specials (as well as the Company's feature film releases beginning in 2013). The Company retains all other distribution rights (such as DVD, other home entertainment and consumer product distribution rights) with respect to its television specials and series.

Live Performances

From December 2008 until January 2010, the Company's Shrek The Musical ran on Broadway. The play is based on the Company's 2001 theatrical release, Shrek. From July 2010 until July 2011, the Company also operated a national touring production of the play. A separate production of the play opened in London in May 2011. During 2011, the Company operated a live show in the United States based on the film Madagascar. The Company is also currently developing live shows based on its theatrical properties Kung Fu Panda and How to Train Your Dragon.

Online Virtual World

The Company’s online virtual world based on the film Kung Fu Panda became available to the public in March 2010. The virtual world is aimed at children ages seven through 13. The Company currently realizes revenue from the virtual world through user subscription fees and advertising.

Joint Ventures and Investments

From time to time, the Company also considers entering into joint ventures or making investments in various family entertainment and other entertainment-oriented businesses. See "Recent Developments."

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

Term of Agreement.    Subject to certain exceptions, the Paramount Distribution Agreement grants Paramount the worldwide right to distribute all of our animated films, including previously released films, completed and available for release through the later of (i) our delivery to Paramount of 13 new animated feature films, and (ii) December 31, 2012, unless, in either case, the agreement is terminated earlier in accordance with its terms. To date, we have delivered a total of 12 animated feature films under the agreement. If we or Paramount terminate the Paramount Distribution Agreement, our existing and future films will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that we have pre-approved. The distribution rights granted to Paramount generally include (i) domestic and international theatrical exhibition, (ii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iii) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions, and (iv) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing at the time of delivery. We retain all other rights to exploit our films, including domestic and international home entertainment exhibition and video-on-demand exhibition rights (and we have engaged Paramount under the Paramount Fulfillment Services Agreement to render services in connection with our exploitation of these rights on a worldwide basis), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Once Paramount has acquired the license to distribute one of our animated feature films, Paramount generally will have the right to exploit the film in the manner described above for 16 years from such film’s initial general theatrical release.

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

The Paramount Distribution Agreement provides that we and Paramount will mutually agree on the amount of Distribution Expenses to be incurred with respect to the initial theatrical release of each film in the domestic territory and in the majority of the international territories, including all print and advertising costs and media purchases (e.g., expenses paid for print advertising). However, in the event of a disagreement, Paramount’s decisions, based on its good-faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Distribution Expenses to be incurred with respect to any event film that is rated “PG 13” (or a less-restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Distribution Expenses incurred to release our three most recent event films, as measured on a rolling basis, subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Distribution Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount. During 2012, we may incur marketing and distribution expenses with respect to films to be released after December 31, 2012, the expiration of the Paramount Distribution Agreement output term. In such event, we may be required to expense such costs as incurred. For further discussion, please see "Item 1A—Risk Factors."

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

Nickelodeon Television Development.    As part of the Paramount Distribution Agreement, we agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop animated television properties based on our films and the characters and elements contained in those films. The license to Paramount is expressly conditioned on Nickelodeon continuing to develop and commence production on television programs based on our film properties. Generally, if Nickelodeon does not determine whether to commence production on such programs based on a film property within a specified time, the animated television rights in such film property revert to us. We also retain the right to co-produce any television programs and maintain all customary creative approvals over any production using our film properties, including the selection of the film elements to be used as the basis for any television productions. The animated television series, The Penguins of Madagascar, which is based on our Madagascar films, debuted on the Nickelodeon network in March 2009. The animated television series Kung Fu Panda: Legends of Awesomeness, which is based on our Kung Fu Panda films, debuted on Nickelodeon in 2011.

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

Competition

Our films and other projects compete on a broad level with all forms of entertainment and other consumer leisure activities. Our primary competition for film audiences comes from both animated and live-action films that are targeted at similar audiences and released into the theatrical market at or near the same time as our films. At this level, in addition to competing for box-office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, with respect to the home entertainment and television markets, we compete with other films as well as other forms of entertainment. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees and for the acquisition of rights to pre-existing literary and other works.

Competition for Film Audiences.    Our primary competition for film audiences comes from both animated and live-

action films that are targeted at similar audiences and released into the theatrical market at or near the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its box-office performance. Because we currently expect to release only two or three films per year, our objective is to produce so-called “event” films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of other films targeting similar audiences. In this regard, we pay particular attention to the expected release dates of other films produced by other animation studios, although we also pay attention to the expected release dates of live-action and other “event” films that are vying for similar broad audience appeal.

Disney/Pixar, Sony Entertainment, Fox Entertainment’s Blue Sky Studios and Illumination Entertainment are currently the animation studios that we believe target similar audiences and have comparable animated filmmaking capabilities. In addition, other companies and production studios continue to release animated films, which can affect the market in which our films compete.

Competition in Home Entertainment.    In the home entertainment market, our films and television entertainment compete with not only other theatrical titles or direct-to-video titles and television series titles, but also other forms of home entertainment, such as online, casual or console games. As competition in the home entertainment market increases, consumers have a greater number of choices for home entertainment products. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Historically, a significant portion of our revenues has been derived from consumer purchases of our home entertainment titles. In this regard, we compete with video-rental or video-on-demand services that offer consumers the ability to view home entertainment titles one or more times for a rental fee that is typically significantly less than the purchase of the title. Over the last several years, a number of companies have begun offering Internet-based services that allow consumers to stream home entertainment titles to their televisions, computers or mobile devices for a one-time or monthly subscription fee. Additionally, some existing subscription cable television channels have developed Internet-based services that offer subscribers the ability to also view content on computers or mobile devices. Our home entertainment titles also compete with these services. Finally, over the past several years, there has been an increase in competition for shelf space given by retailers for any specific title and for DVDs in general.

Competition for Talent.    Currently, we compete with other animated film and visual effect studios for artists, animators, directors and producers. In addition, we compete for the services of computer programmers and other technical production staff with other animation studios, production companies and video game producers. In order to recruit and retain talented creative and technical personnel, we have established relationships with the top animation schools and industry trade groups. We have also established in-house digital training and artistic development training programs.

Potential Competition.    Barriers to entry into the animation field have decreased as technology has advanced. While we have developed proprietary software to create animated films, other film studios may not be required to do so, as technological advances have made it possible to purchase third-party software capable of producing high-quality images. Although we have developed proprietary technology, experience and know-how in the animation field that we believe provide us with significant advantages over new entrants in the animated film market, there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce an animated feature film, which could result in a significant number of new animated films or products. The entrance of additional animation companies into the animated feature film market could adversely affect us by eroding our market share, increasing the competition for animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly animators and technical staff.

Employees

As of December 31, 2011, we employed approximately 2,100 people, many of whom were covered by employment agreements, which generally include non-disclosure agreements. Of that total, approximately two-thirds were directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 310 were primarily engaged in supporting and developing our animation technology, and approximately 420 worked on general corporate and administrative matters, including our licensing and merchandising operations. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 810 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under three industry-wide collective bargaining agreements to which we are a party, namely agreements with

Locals 700 and 839 of the International Alliance of Theatrical Stage Employees (“IATSE”), which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild (“SAG”), which generally covers artists such as actors and singers. Our collective bargaining agreements with IATSE and SAG expire in July 2012. We believe that our employee and labor relations are good.

Recent Developments

Chinese Joint Venture
On February 17, 2012, the Company entered into an Agreement of Summary of Business Terms (the “Framework Agreement”) with China Media Capital (Shanghai) Center L.P. (“CMC”), pursuant to which the Company has agreed to launch a joint venture to be known as “Oriental DreamWorks” (the “Joint Venture”) with CMC. The Joint Venture is also contemplated to include Shanghai Alliance Investment Ltd. (“SAIL”) and Shanghai Media Group (“SMG”).

The purpose of the Joint Venture will be to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language for China and, as agreed upon by the partners, for the rest of the world. The Joint Venture will encompass animated and live action motion pictures and television programming, an internet distribution platform, live shows, theme parks, animation parks, mobile, online, interactive games and related consumer products. The business of the Joint Venture will be conducted in the People's Republic of China, with the potential for expansion into such other markets in the world as may be approved by the board of directors of the Joint Venture.

In exchange for 54.55% of the equity of the Joint Venture, an entity controlled by CMC, SAIL and SMG will make a total cash capital commitment of $150 million (a portion of which is expected to be funded at closing, with the balance to be funded over time) and non-cash contributions valued at $30 million. In exchange for 45.45% of the equity of the Joint Venture, the Company will make a total cash capital commitment of $50 million (a portion of which is expected to be funded at closing, with the balance to be funded over time) and non-cash contributions valued at $100 million (including contributions in the form of licenses of intellectual property).

The Joint Venture will be governed by a board of directors, which will initially consist of five directors, three of which will be appointed by the Chinese partners and two of which will be appointed by the Company. The Joint Venture will be prohibited from taking certain actions without the affirmative vote of at least one director appointed by the Chinese partners and one director appointed by the Company.

The Framework Agreement sets forth certain terms and conditions for the Joint Venture, which will be further elaborated on in the definitive agreements to be negotiated and executed among the parties. The definitive agreements will also include additional provisions to be agreed upon between the parties, including, among other things, provisions related to resolution of impasses among the members of the board of directors, restrictions on transfers of the equity of the Joint Venture, noncompetition and exclusivity arrangements and events triggering the unwind of the Joint Venture.

The Framework Agreement is attached as an exhibit to this Annual Report on Form 10-K.

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

We cannot predict the economic success of any of our motion pictures because the revenue derived from the distribution of a motion picture (which does not necessarily directly correlate with the production or distribution costs incurred) depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a motion picture also depends upon the public’s acceptance of competing films, the public's preference for the stereoscopic 3D format, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Furthermore, part of the appeal of CG (“computer-generated”) animated films (especially films produced in stereoscopic 3D) such as ours may be due to their comparatively recent introduction to the market. We cannot assure you that the introduction of new animated filmmaking techniques, an increase in the number of CG animated films or the resurgence in popularity of older animated filmmaking techniques will not adversely affect the popularity of CG animated films.

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

Under our current business plan, we generally expect to release five animated feature films every two years. The unexpected delay in release or commercial failure of just one of these films could have a significant adverse impact on our results of operations in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In fact, over the last several years domestic theatrical results and foreign theatrical results have become less directly correlated than in the past. While we have generally seen growth in our foreign theatrical results, it has come in countries where the home entertainment market is not as robust as in the United States or Western Europe.

Our home entertainment business is currently experiencing significant changes as a result of rapid technological change and shifting consumer preferences and behavior. We cannot predict the effect that these changes and shifting preferences will have on the revenue from and profitability of our films.

During the last 10 years, a significant amount of our revenues and profitability have resulted from sales of DVDs in the home entertainment market. Since 2005, there has been a general decline in both the number of DVD units sold and the profitability of such units, and such decline accelerated during 2010 and 2011. We believe that this decline is a result of various technological advances and changes in consumer preferences and behavior. Consumers (especially children) are spending an increasing amount of time on the Internet and mobile devices, and technology in these areas continues to evolve rapidly. In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on handheld or portable devices. As a result, consumer demand for DVDs has been declining. We must adapt our businesses to changing consumer behavior and preferences and exploit new distribution channels (such as Internet distribution) or find new and enhanced ways to deliver our films in the home entertainment market. There can be no assurances that we will be able to do so or that we will be able to achieve historical revenues or margin levels in such business.

During 2011, three large retailers, Walmart, Target and Best Buy, accounted for approximately 68% of the Company's domestic DVD sales. If these and other retailers' support of the DVD format decreases, the Company's results of operations could be materially adversely affected.

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

We currently derive substantially all of our revenue from a single source, the production of animated family entertainment, and our lack of a diversified business could adversely affect us.

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

As part of the Company’s plan of diversifying its revenue sources, over the last several years the Company has produced and is currently developing a number of projects that are not feature films. These projects include several live shows, animated television specials and series and an online virtual world. Some of these new businesses are inherently riskier than the Company’s traditional animated feature film business. These projects also require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company’s management resources. While the Company currently believes that it has adequate sources of capital to fund these development and operating expenditures, there can be no assurances that such resources will be available to the Company. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we cannot provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful. During the year ended December 31, 2010, the Shrek The Musical touring show and the Kung Fu Panda online virtual world did not achieve the operating results that had been expected. As a result, during the fourth quarter of 2010, the Company recorded an impairment charge of $11.9 million related to the online virtual world and $7.9 million related to the touring show.

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

The costs to develop, produce and market a film are substantial. In 2011, for example, we spent approximately $316.4 million to fund production costs (excluding overhead expense) and to make contingent compensation and residual payments. Although we retain the right to exploit each of the films that we have previously released, the size of our film library is insubstantial compared to the film libraries of the major United States (“U.S.”) movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that help to offset fluctuations in the financial performance of newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows to the same extent and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our $200.0 million revolving credit facility. If our films fail to perform, we may be forced to seek sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our growth or our business.

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

Over the last several years, the global economy has experienced a significant contraction. This decrease and any future decrease in economic activity in the U.S. or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. Any decline in economic conditions may reduce the performance of our theatrical and home entertainment releases and purchases of our licensed consumer products, thereby reducing our revenues and earnings. We may also experience increased returns by the retailers that purchase our home entertainment releases. Further, bankruptcies or similar events by retailers, theater chains, television networks, other participants in our distribution chain or other sources of revenue may cause us to incur bad debt expense at levels higher than historically experienced or otherwise cause our revenues to decrease. In periods of generally increasing prices, or of increased price levels in a particular sector such as the energy sector, we may experience a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

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

CG animation has been successfully exploited by a growing number of film studios since the first CG animated feature film, Toy Story, was released by Pixar in 1995. Since that time, several studios have entered the CG animated film market, thus increasing the number of CG animated films released per year. There are no substantial technological barriers to entry that prevent other film producers from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

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

Under the Paramount Agreements, Paramount and certain of its affiliates are responsible for the worldwide distribution and servicing of all of our films in substantially all audio-visual media. If Paramount fails to perform under either of the Paramount Agreements, it could have a material adverse effect on our business reputation, operating results or financial condition. In addition, our grant of distribution and servicing rights to Paramount is expressly subject to certain existing sub-distribution, servicing and license agreements previously entered into by Old DreamWorks Studios. Pursuant to the Paramount Agreements, we will continue to license to Old DreamWorks Studios those distribution and servicing rights in and to existing and future films, to the extent necessary for Old DreamWorks Studios to comply with such existing sub-distribution, servicing and license agreements, including the existing sub-distribution, servicing and licensing agreements that Old DreamWorks Studios has entered into with other third-party distributors and service providers. Upon expiration of these existing agreements, all distribution and servicing rights that are subject to such agreements will be automatically granted to Paramount for the remainder of the term of the Paramount Agreements. For a description of the terms of the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement, see “Item 1—Business—Distribution and Servicing Arrangements—How

We Distribute, Promote and Market Our Films.”

Our distribution and fulfillment services agreements with Paramount terminate on December 31, 2012, and we may be unable to make alternative distribution arrangements on terms that are as favorable for us.

Under the Paramount Agreements, Paramount is obligated to provide theatrical distribution and home entertainment fulfillment services with respect to films available for release on or before December 31, 2012. Additionally, with respect to each film for which Paramount has rendered fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release. For a description of the terms of the Paramount Agreements, see “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films.”

We are currently considering a variety of alternative arrangements for the distribution of our films beginning in 2013, including similar arrangements with other potential distribution entities and service providers and self-distribution with respect to some or all aspects of our business. However, we may have difficulty finding a replacement distributor and fulfillment services provider, in part because our films may continue to be subject to the terms of existing sub-distribution, servicing and license agreements that Old DreamWorks Studios, Paramount or both have entered into with third-party distributors and service providers and that we have approved. Additionally, there can be no assurances that we will be able to enter into new arrangements on economic terms that are as favorable to us or, if we decide to self-distribute our theatrical or home entertainment releases, in as cost-efficient manner as our current arrangements. Any new distribution arrangements (whether or not they involve some component of self-distribution) will require a transition process from our current relationships with Paramount, which may cause us to incur additional expenses and may require significant management time and other resources.

Depending on the arrangement that we negotiate with a replacement distributor or fulfillment services provider or to the extent that we undertake self-distribution, we may be required to directly incur distribution, servicing and marketing expenses, which have been incurred by Paramount under the Paramount Agreements. Because we would be required to expense those costs as incurred, we could experience significant fluctuations in our quarterly or annual results of operations, financial condition and cash flows.

In the event that we determine to undertake self-distribution, we would be required to hire qualified staff to handle these activities. There can be no assurances that we will be successful in identifying, attracting, hiring, training and retaining such qualified personnel.

Additionally, we may be required to expense marketing and other costs incurred in 2012 with respect to films that will be released in 2013 and beyond that, under the current Paramount Agreements, would otherwise be borne by Paramount and recouped from future theatrical and home entertainment receipts. Such expenses could have a negative effect on our operating results, cash flows and financial condition.

Paramount provides us with certain services, which, if terminated, may increase our costs in future periods.

Under the terms of the Paramount Distribution Agreement, Paramount and certain of its affiliates have agreed to provide us with a variety of services, including music licensing, music creative, music business affairs, archiving of film materials, casting, the calculation and administration of residuals and contingent compensation for our motion pictures, and compiling, preparing and checking credits to be accorded on our films and working and complying with MPAA rules and regulations (including obtaining the MPAA rating for all of our motion pictures). Paramount has the right to terminate a service Paramount is providing under the Paramount Distribution Agreement if we are in breach of a material provision related to such service. If any of the services provided to us by Paramount is terminated (including as a result of the expiration of the Paramount Agreements), we will be required to either enter into a new agreement with Paramount or another services provider or assume the responsibility for these functions ourselves. If we were to enter into a new agreement with Paramount regarding any such terminated services, hire a new services provider or assume such services ourselves, the economic terms of the new arrangement may be less favorable than our current arrangement with Paramount, which may adversely affect our business, financial condition or results of operations.

We face risks relating to the international distribution of our films and related products.

In recent years, we have derived approximately 53% of our feature film revenue from the exploitation of our films in territories outside of the United States. Additionally, some of our newer non-feature film businesses are being or are expected to be conducted, at least partially, outside of the U.S. In February 2012, we announced that we were forming a joint venture that will conduct significant operations in China. See "Item 1—Business—Recent Developments." As a result, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

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

Unauthorized copying and piracy are prevalent in various parts of the world, including in countries where we may have difficulty enforcing our intellectual property rights. Motion picture piracy has been made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures. The increased consumer acceptance of entertainment content delivered electronically and consumer acquisition of the hardware and software for facilitating electronic delivery may also lead to greater public acceptance of unauthorized content. The proliferation of unauthorized copies and piracy of these products has an adverse affect on our business because these products reduce the revenue we receive from our legitimate products. Under the Paramount Agreements, Paramount is substantially responsible for enforcing our intellectual property rights with respect to all of our films subject to the Paramount Agreements and is required to maintain security and anti-piracy measures consistent with the highest levels it maintains for its own motion pictures in each territory in the world. Other than the remedies we have in the Paramount Agreements, we have no way of requiring Paramount to take any anti-piracy actions, and Paramount’s failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

We could be adversely affected by strikes and other union activity.

Along with the major U.S. film studios, we employ members of IATSE on many of our productions. We are currently subject to collective bargaining agreements with IATSE, SAG and AFTRA. We may also become subject to additional collective bargaining agreements. A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause a delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate. In addition, strikes by unions with which we do not have a collective bargaining agreement (such as the Writers Guild of America) can have adverse effects on the entertainment industry in general and, thus, indirectly on us.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control. In addition, we have two large production facilities in California—one in Southern California and one in Northern California. These areas in California have in the past and may in the future be subject to earthquakes as well as electrical blackouts as a consequence of a shortage of available electrical power. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment designed to protect our CG animation rendering equipment and other sensitive equipment. A long-term power outage, however, could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Potential acquisitions, joint ventures and other transactions could negatively affect our operating results.

From time to time, we may enter into discussions regarding potential acquisitions, joint ventures or other similar transactions, in connection with our traditional animation business or new types of businesses. To the extent that we consummate such transactions, there can be no assurance that such acquisitions, joint ventures or other transactions will be successfully integrated by us to the extent required. Additionally, there can be no assurance that such acquisitions, joint ventures or other transactions will not adversely affect our results of operations, cash flows or financial condition. Moreover, there can be no assurance that we will be able to identify acquisition candidates or other potential business partners or that any discussions will result in a consummated transaction. Any such transactions may require significant additional capital resources and there can be no assurance that we will have access to adequate capital resources.

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

We may be adversely affected if we fail to protect certain of our proprietary technology or enhance or develop new technology.

We depend on certain of our proprietary technology to develop and produce our animated feature films and other projects. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. We typically have several patent applications pending in the United States or other countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. From time to time, we make some of our proprietary technology available to our business partners pursuant to agreements containing non-disclosure obligations. In addition, to produce our projects we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent to or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films and other projects remain competitive. Such costs could have a material adverse affect on our business, financial condition or results of operations.

In addition, we may be required to litigate to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, could effectively prevent us from using important technology and could have a material adverse effect on our business, financial condition or results of operations.

Third-party technology licenses may not continue to be available to us in the future.

In addition to our proprietary technology, we also rely on certain technology that we license from third parties, including software that we use with our proprietary software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms or at all or that the technology licenses will not result in intellectual property infringement claims by third parties. The loss of or inability to maintain any of these technology licenses could result in delays in project releases until equivalent technology is identified, licensed and integrated to complete a given project. Any such delays or failures in project releases could materially adversely affect our business, financial condition or results of operations.

Others may assert intellectual property infringement claims against us.

One of the risks of the CG animated film production business is the possibility of claims that our projects and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their technology, software, previously developed films, stories, characters, copyrights, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or misappropriation claims (or our business partners' claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of such claims, we could incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization of related costs. For instance, in the quarter ended December 31, 2006, we incurred a write-down of $108.6 million for a change in the estimated fair value of unamortized film costs for one of our films. Such accelerated amortization would adversely impact our business, operating results and financial condition.

Our online virtual world business and other online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In March 2010, our online virtual world, Kung Fu Panda World, became commercially available. This virtual world, which is based on our film Kung Fu Panda, is targeted primarily to children between the ages of seven and 13. We also use social media and other Internet websites to market our projects and connect with consumers. A variety of laws and regulations have been adopted over the last several years aimed at protecting children using the Internet. These laws include the federal Children’s Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. Kung Fu Panda World has been developed and created in manner that we believe complies with COPPA and other laws and regulations applicable to online virtual worlds. There are also a variety of laws and regulations governing privacy in general and the protection and use of information received from consumers, regardless of age. If the Company’s virtual world or other online activities were to violate any applicable current or future laws and regulations, the Company could be subject to litigation and regulatory actions, including fines and other penalties. Additionally, the Company currently uses a subscription model to generate revenue from the virtual world, under which users pay for access through monthly or other periodic charges to their credit cards. Any unauthorized disclosure of our users’ credit card or other personally identifiable information could result in claims and lawsuits against us, as well as damage to our reputation as a family-friendly content provider.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts;

•	announcements by us or our competitors of significant contracts, productions, acquisitions, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	general economic conditions;

•	terrorist acts;

•	future sales of our common stock; and

•	investor perception of us, the filmmaking industry and the other businesses that we operate.

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

We cannot assure you that the interests of Jeffrey Katzenberg, David Geffen or entities controlled by them will coincide in all instances with the interests of the holders of our Class A common stock. For example, Jeffrey Katzenberg and David Geffen, or entities controlled by them, could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Jeffrey Katzenberg and David Geffen may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between us, on the one hand, and certain of our founding stockholders, on the other hand, which could prevent us from taking advantage of certain corporate opportunities. So long as Jeffrey Katzenberg, David Geffen or entities controlled by them continue to collectively own shares of our Class B common stock with significant voting power, Jeffrey Katzenberg and David Geffen, or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions.

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of Paul Allen, who was previously a director and significant stockholder. As a result of certain transactions in which entities controlled by Paul Allen engaged, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the years ended December 31, 2010 and 2011, we made payments (net of refunds) totaling $26.9 million and $29.7 million, respectively, to Mr. Allen’s affiliate. As of December 31, 2011, we have recorded a liability of $294.4 million to Mr. Allen’s affiliate. We expect that $14.2 million will become payable during the next 12 months (which is subject to the finalization of our 2011 tax returns) and the remainder will become payable over the next several years. This liability may increase in the future to the extent that new deferred tax assets result in realized tax benefits that are subject to the tax receivable agreement. See Risk Factor entitled “Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.”

As a result of the tax receivable agreement, the interests of Paul Allen and entities controlled by him and the holders of our Class A common stock could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 10 to our audited consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes.”

Anti-takeover provisions of our charter and by-laws, as well as Delaware law, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Internal Revenue Service is currently auditing our tax returns for the years ended December 31, 2007 through 2009. Our California state tax returns for the period October 27, 2004 through December 31, 2004 and for the years ended December 31, 2005, 2006 and 2007 are currently under examination by the California Franchise Tax Board. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations. As of December 31, 2010, we concluded that it was more likely than not that our deferred tax assets were realizable and that substantially all of the related valuation allowance previously established was no longer needed. This conclusion was based upon our expectation of sufficient future taxable income to fully utilize these assets. Based on our current assessment, we continue to believe that substantially all of our deferred tax assets will be realized. However, as indicated by the above Risk Factor entitled “Our operating results fluctuate significantly,” there is no assurance that we will attain our future expected levels of taxable income or that a valuation allowance against new or existing deferred tax assets will not be necessary in the future.

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2011 fiscal year and that remain unresolved.

Item 2.	Properties

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus houses a majority of our employees. During 2010, we completed a long-term construction project that expanded the size of our headquarters to approximately 500,000 square feet.

Redwood City Facility

In 2002, we entered into a 10-year lease agreement for our approximately 100,000 square feet of office space in Redwood City, California. In September 2009, we entered into a three-year lease agreement for an additional 15,000 square feet of office space in Redwood City. In anticipation of the expiration of our 2002 and 2009 leases, in November 2010 we entered into a new 10-year lease agreement with respect to approximately 193,000 square feet of office space in Redwood City, California. We currently anticipate that we will occupy this new office space during the first half of 2012.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	61	Chief Executive Officer and Director
Lewis Coleman	70	President, Chief Financial Officer and Director
Ann Daly	55	Chief Operating Officer
Andrew Chang	46	General Counsel and Corporate Secretary
Anne Globe	49	Head of Worldwide Marketing and Consumer Products
Rich Sullivan	39	Head of Corporate Finance
Daniel Satterthwaite	43	Head of Human Resources
Heather O’Connor	41	Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director.    Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. DreamWorks Animation is the largest animation studio in the world and has released a total of 23 animated feature films, which have enjoyed a number of critical and commercial theatrical successes. These include the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon. Under Mr. Katzenberg’s leadership, DreamWorks Animation became the first studio to produce all of its feature films in 3D and in 2010 became the first Company to release three CG feature films in 3D in a single year. Mr. Katzenberg co-founded and was a principal member of DreamWorks L.L.C. (“Old DreamWorks Studios”) from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding Old DreamWorks Studios, Mr. Katzenberg served as chairman of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. Mr. Katzenberg is Chairman of the Board of The Motion Picture & Television Fund Foundation. He serves on the boards or as a trustee of the following organizations: AIDS Project Los Angeles, American Museum of the Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts, Geffen Playhouse, Michael J. Fox Foundation for Parkinson’s Research, University of Southern California School of Cinematic Arts and The Simon Wiesenthal Center. He also supports the Elton John AIDS Foundation and Boston University. Together with DreamWorks Animation, Mr. Katzenberg founded the DreamWorks Animation Academy of Inner-City Arts in 2008. With over 30 years of experience in the entertainment industry, Mr. Katzenberg brings an unparalleled level of expertise and knowledge of the Company’s core business to the Board. Among the many accomplishments of his lengthy career, he has been responsible for the production of many of the most successful animated films of all time.

Lewis Coleman—President, Chief Financial Officer and Director.    Mr. Coleman has served as our President since December 2005, our Chief Financial Officer since February 2007 and a member of our Board of Directors since December 2006. He served as our Chief Accounting Officer from May 2007 until September 2007. He also previously served as a member of our Board of Directors from October 2004 until his resignation from our Board of Directors in December 2005 to assume his new role as President. Previously, he was the president of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004. Prior to that, Mr. Coleman was employed by Banc of America Securities, formerly known as Montgomery Securities, where he was a senior managing director from 1995 to 1998 and chairman from 1998 to 2000. Before he joined Montgomery Securities, Mr. Coleman spent 10 years at the Bank of America and Bank of America Corporation where he was head of capital markets, head of the world banking group, and vice chairman of the board and chief financial officer. He spent the previous 13 years at Wells Fargo Bank, where his positions included head of international banking, chief personnel officer and chairman of the credit policy committee. He serves as the lead independent director of the Board of Northrop Grumman Corporation.

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

Controller of Old DreamWorks, Ms. O’Connor was heavily involved in the Separation and sale of Old DreamWorks to Paramount. Prior to joining Old DreamWorks, Ms. O’Connor worked as an audit senior at Arthur Andersen LLP. In addition, Ms. O’Connor currently serves as the Treasurer for the non-profit theater company, Needtheater. Ms. O’Connor received a Bachelor of Science in Accountancy from the University of Illinois, Urbana-Champaign, and is a certified public accountant (inactive) in California.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Class A Common Stock

Our Class A common stock is currently listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “DWA.” The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock:

Year Ended December 31, 2010	High	Low
First Quarter	$44.00	$38.72
Second Quarter	$43.04	$27.08
Third Quarter	$34.85	$28.31
Fourth Quarter	$37.00	$29.01

Year Ended December 31, 2011	High	Low
First Quarter	$30.52	$25.26
Second Quarter	$27.58	$19.95
Third Quarter	$22.08	$17.94
Fourth Quarter	$20.12	$16.57

On February 17, 2012, the last quoted price per share of our Class A common stock on the NASDAQ was $19.52. As of February 17, 2012, there were approximately 17,073 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 17, 2012, there were five stockholders of record of our Class B common stock.

Dividend Policy

We continuously evaluate ways in which we can provide a meaningful return to our stockholders. We have never declared or paid cash dividends on shares of our common stock. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on contractual restrictions contained in our credit facility or other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors. See Note 9 to the audited consolidated financial statements contained elsewhere in this Form 10-K for a discussion of restrictions on our ability to pay dividends contained in our credit facility agreement.

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(2)
October 1-October 31, 2011	—	$—	—	$125,000,000
November 1-November 30, 2011	—	$—	—	$125,000,000
December 1-December 31, 2011	—	$—	—	$125,000,000
Total	—	$—	—
__________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on December 31, 2006 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return against the NASDAQ Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning December 31, 2006 through December 31, 2011. No cash dividends have been declared on DreamWorks Animation’s Class A common stock since the IPO.

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

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
DreamWorks Animation SKG, Inc.	100.00	86.61	85.66	135.47	99.93	56.27
NASDAQ Composite Index	100.00	110.26	65.65	95.19	112.10	110.81
S&P Movies & Entertainment Index	100.00	90.47	52.59	77.64	90.64	100.92

Equity Compensation Plan Information

This information will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

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

	(In thousands, except per share data) Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Income
Revenues	$706,023	$784,791	$725,179	$650,052	$767,178
Operating income	109,858	166,844	193,296	171,827	291,314
Net income	86,801	170,639	151,035	142,498	218,364
Basic net income per share(2)	$1.04	$2.00	$1.75	$1.59	$2.18
Diluted net income per share(3)(4)	$1.02	$1.96	$1.73	$1.57	$2.17

Balance Sheets
Total cash and cash equivalents	$116,093	$163,819	$231,245	$262,644	$292,489
Total assets(1)(5)	1,778,913	1,755,878	1,394,585	1,306,058	1,327,784
Total borrowings(6)	—	—	—	70,059	70,059
Total stockholders’ equity(1)	1,356,696	1,258,882	1,152,578	1,017,352	1,018,575
__________________

(1)	Certain reclassifications have been made to the prior period presentation to conform to current period presentation.

(2)	The basic per share amounts for each year are calculated using the weighted average number of shares of common stock outstanding for each year.

(3)	The diluted per share amounts include dilutive common stock equivalents, using the treasury stock method.

(4)
The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Options to purchase shares of common stock and restricted stock awards	2,531	250	1,642	1,878	1,264
Stock appreciation rights	5,496	1,499	3,482	2,680	1,485
Total	8,027	1,749	5,124	4,558	2,749

In addition, the following table sets forth (in thousands) the number of shares of contingently issuable equity awards that were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of the end of the respective fiscal year.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Options to purchase shares of common stock and restricted stock awards	816	708	1,485	585	1,794
Stock appreciation rights	800	800	1,600	—	55
Total	1,616	1,508	3,085	585	1,849

(5)
During the quarter ended December 31, 2010, the Company released substantially all of the valuation allowance previously taken against its deferred tax assets. See “Item 7—Management’s Discussion and Analysis of Financial

Condition and Results of Operations.”

(6)
Total borrowings include obligations under capital leases, bank borrowings and other debt. As of December 31, 2011, 2010 and 2009, all of these items had been repaid in accordance with the respective terms of the various agreements.

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

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing, producing and exploiting animated feature films and their associated characters, as well as creating animated television specials/series and live performances based on such characters. Our films are distributed in the worldwide theatrical, home entertainment and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Please see “Part I—Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films” of this Form 10-K for a discussion of our distribution and servicing arrangements with Paramount.

Our Revenues and Costs

Revenues - Feature Films

Our feature films are currently the source of a significant percentage of our revenues. We derive revenue from our distributor’s worldwide exploitation of our feature films in theaters and in post-theatrical markets such as home entertainment, digital, pay and free broadcast television, as well as other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue for one of our feature films to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, our reported revenues in any period are often a result of gross revenues with respect to an individual film generated in one or several territories being offset by the gross costs of both related and unrelated territories, as well as markets, for such film.

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

Theatrical Distribution

The percentage of worldwide box office receipts (the total amount collected by theatrical exhibitors for exhibition of films) remitted to our distributor (also referred to as the "settlement rate") is dependent on the financial success of a given motion picture and the number of weeks that it plays at the box office, which varies by territory of release. In general, our distributor’s percentage of box office receipts ranges from 49% to 56% domestically and from 37% to 44% internationally. Historically, there was a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. However in the last two years, we have observed that this correlation has changed and that performance in the domestic box office market may not correlate as closely to performance in other markets. Additionally, as the traditional home entertainment market (i.e., DVD sales) continues to decline, the correlation between performance in the domestic box office market and domestic home entertainment market continues to weaken. While we believe that domestic box office performance remains a key indicator of a film’s potential performance in subsequent markets, we do not believe that it is the only factor influencing the film’s success in these post-theatrical markets and recognize that a range of other market and film-specific factors, such as whether the film is an original or sequel, can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets.

Additionally, our films have experienced meaningful growth in their international box office receipts over the past couple of years, generally due to the growth in developing theatrical markets. In recent years, we have derived on average 64% of our worldwide box office receipts and 53% of our feature film revenue from foreign countries (sequel films generally have higher percentages than our original films). The conversion rate of box office receipts to feature film revenues recognized by us is dependent upon theatrical exhibitor settlement rates (as described above), as well as the post-theatrical markets in each foreign territory. Post-theatrical markets in foreign countries are still continuing to develop and box office success may not equate to success in the international post-theatrical and ancillary markets.

Post-theatrical Distribution

Home Entertainment Distribution

Our films are distributed into the worldwide home entertainment market by our distributor. Home entertainment market revenues consists of those derived from the distribution of DVD and Blu-ray discs. The initial release in the domestic and international home entertainment markets typically occurs three to six months following the film’s theatrical release. Accordingly, a film theatrically released during the spring or summer is typically released into the domestic home entertainment market during the holiday season of that same year, and a film theatrically released in the fall or winter is typically released into the domestic home entertainment market in the winter or early spring of the following year. The timing of international home entertainment releases is handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market-specific factors. Over the past couple of years, the home entertainment market has contributed less to the overall revenue for our more recent films than in the past due to changes in consumer behavior, increased competition and lower pricing by retailers. In order to increase the marketability of our home entertainment products and achieve higher price points, we historically have provided premium or bonus content with our home entertainment releases. However, we may not reach price points that correspond with the level of additional costs incurred to provide such premium or bonus content. In addition, consumer preferences with respect to home entertainment formats are currently shifting as a result of new technological developments. The rapid evolution of technology related to methods in which content can be delivered is leading to an increasing number of consumers viewing content on an on-demand basis from the internet, on their televisions and on handheld or portable devices. As a result of these shifts, there have been different levels of correlation between the theatrical and home entertainment markets than we have historically experienced.

Digital Distribution

As discussed above, we have seen an increasing number of consumers who prefer to view content through newer delivery methods. During the past year, we have been able to increase the amount of our content delivered through digital distribution methods to adapt to changing consumer behavior. Digital distribution is generally comprised of two categories, subscription-based and transactional-based services. Electronic versions of our content may be digitally distributed through the following methods: subscription video-on-demand ("SVOD"), transactional video-on-demand ("TVOD"), digital download-to-own ("DTO"), free video-on-demand ("FVOD") and digital rental. TVOD, DTO and digital rental deliveries are viewed similarly to the distribution of home entertainment products. As such, our rights, as well as the method of revenue recognition, related to these distribution methods are generally similar to those applicable to traditional home entertainment distribution methods. We, as well as Paramount on our behalf, have entered into licensing arrangements to digitally distribute electronic versions of our content. Although currently rare, we may on occasion enter into these arrangement directly with the licensee. For license rights granted to licensees who offer subscription-based services, our revenues are generally based on a fixed license fee depending on the term of the license.

Television Distribution

Our films are distributed in the worldwide free and pay television markets by our distributor. Television distribution includes free television, traditional subscription-based television services, pay-per-view ("PPV") and video-on-demand ("VOD"). Our distributor licenses our films pursuant to output agreements and individual and package film agreements. These generally provide that the exhibitor pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. Our distributor generally enters into license and/or output agreements for both pay and free television exhibition on a country-by-country basis with respect to our films.

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

Revenues - Licensing, Merchandising and Other

We generate royalty-based revenues from the licensing of our character and film elements to consumer product companies, home entertainment companies, theme parks, cruise ships and hotels worldwide. We have also entered into business activities beyond our core feature film business, including the development, production and licensing of animated television specials/series and live performances. Certain revenue activities related to our live performances and our television specials/series are not subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. In 2012, we expect the revenue (as well as operating cost) from our live performances segment will represent a larger portion of our business as we expect to launch a live arena touring show based on the characters in our feature film How to Train Your Dragon. This show is expected to have a limited international launch at the end of March 2012, prior to debuting in the United States in June 2012.

For a detailed discussion of our critical accounting policies related to revenue recognition, please see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Costs of Revenues - Feature Films, Television Specials/Series

Our costs of revenues primarily include the amortization of capitalized costs related to feature films and television specials/series (which consist of production, overhead and interest costs), participation and residual costs for our feature films and television specials/series and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements with Paramount, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films would be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. Additionally, we may incur certain distribution and marketing costs related to our future films with expected release dates subsequent to the output term of our current distribution arrangement with Paramount. To the extent that we incur such costs, we would include them in our costs of revenues for the period in which the costs are incurred. Our television specials/series are typically not subject to the Paramount Agreements, and accordingly, we may directly incur distribution and marketing costs, which are classified as costs of revenues. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films.” In addition, costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs.

Capitalized production costs represent the costs incurred to develop and produce our animated films and television specials/series, which primarily consist of compensation (including salaries, bonuses, stock-based compensation and fringe benefits) for animators and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production. Capitalized production overhead generally represents the compensation (including salaries, bonuses and stock-based compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films or television specials/series. Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. In addition, in the event a film or television special/series is not set for production within three years from the first time costs are capitalized or the film or television special/series is abandoned, all such capitalized production costs are generally expensed.

We are responsible for certain contingent compensation, known as participations, paid to creative participants, such as writers, producers, directors, voice talent, animators and other persons or companies associated with the production of a film or television special/series. Generally, these payments are dependent on the performance of the film and are based on factors such as domestic box office and/or total revenue recognized by our distributor related to the film. In some cases, particularly with respect to sequels, participation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Capitalized production costs and participations and residual costs are amortized and included in costs of revenues in the proportion that the revenue for each film or television special/series (“Current Revenue”) during the period bears to its respective estimated remaining total revenue to be received from all sources (“Ultimate Revenue”). The amount of capitalized production costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television special/series for such period. Because the profitability for each title varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, total amortization may vary from period to period due to several factors, including: (i) changes in the mix of titles earning revenue, (ii) changes in any title’s Ultimate Revenue and capitalized costs and (iii) write-downs of capitalized production costs due to changes in the estimated fair value of unamortized capitalized production costs. Additionally, the recent changes in the mix of our various film revenue sources (which generally have differing levels of profitability) discussed above in “Revenues—Feature Films” indicate that the overall ultimate profitability for our future films is expected to be lower than that which we have historically achieved.

For a detailed discussion of our critical accounting policies relating to film and television special/series amortization, please see “—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization.”

Costs of Revenues - Other

Over the past few years, we have developed alternative uses of our intellectual property beyond our core feature film business, such as developing and producing live performances and an online virtual world based on characters from one of our feature films. Expense activities related to our live performances and online virtual world are not subject to the Paramount Agreements and, accordingly, we directly incur costs of revenues such as operating costs, marketing costs associated with our live performances and amortization of any capitalized costs associated with these activities. The amortization periods for these activities vary depending on performance and activity and are typically significantly shorter than those of our feature films.

As of December 31, 2011, approximately $45.8 million was capitalized in our consolidated balance sheet related to live performances. We evaluate the capitalized costs related to these activities for impairment on an annual basis or whenever indicators of impairment exist. If it is determined that there are indicators of impairment, we determine the fair value of the respective capitalized asset and, if this capitalized value exceeds the asset’s fair value, we record an impairment as part of our cost of revenues. For the year ended December 31, 2011, no impairment charges were recorded. For the year ended December 31, 2010, our costs of revenues included impairment charges totaling $19.8 million related to our Shrek The Musical touring show and Kung Fu Panda online virtual world (see “—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Costs of Revenues” for further discussion). Due to the relative size of the activities of our online virtual world in comparison to the rest of our business, we do not expect this business to have a material impact on operations during the immediate future.

Product Development Expenses

Product development costs primarily consist of research and development costs related to our technology initiatives or costs incurred pursuant to development agreements with third-party software developers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance, fees for professional services and marketing costs associated with our online virtual world.

Income Tax Benefit Payable to Former Stockholder and Provision (Benefit) for Income Taxes

As discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” we account for income taxes pursuant to the asset and liability method, and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We record a valuation allowance to reduce our deferred income tax assets to the amount that we estimate to be more likely than not to be realized. Prior to the quarter ended December 31, 2010, we established a valuation allowance against a large portion of our deferred tax assets as we were unable to conclude that it was more likely than not that some portion, or all, of our deferred tax assets would ultimately be realized. During the quarter ended December 31, 2010, we determined that as of December 31, 2010, we should release substantially all of the valuation allowance taken against our deferred tax assets. As of December 31, 2011, we continue to believe that we will be able to realize substantially all of our deferred tax assets.

In addition, as discussed below in “—Critical Accounting Policies and Estimates—Provision for Income Taxes,” as a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our separation from Old DreamWorks Studios (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. We are obligated to remit to the affiliate of the former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment by the former stockholder if it is determined that these savings should not have been available to us. As a result of this obligation, 85% of the impact associated with release of the valuation allowance against deferred tax assets is passed along to our former stockholder. Accordingly, the amount payable to former stockholder on our consolidated balance sheet as of December 31, 2010 increased by $262.1 million to $329.6 million, when compared to the balance as of December 31, 2009. As of December 31, 2011, the amount payable to former stockholder was $294.4 million. Of this balance, we are projecting that $14.2 million will become due to the former stockholder in the upcoming 12 months as our deferred tax assets are projected to be realized over many future years.

For a further discussion of income tax matters, please see Note 10 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributor fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuate depending on when each title is made available. Furthermore, revenues related to our television specials/series fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television special/series broadcasts. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our audited consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

				Increase/(Decrease)
				% Change		$ Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
	(in millions, except percentages and diluted net income per share data)
Revenues	$706.0	$784.8	$725.2	(10.0)%	8.2%	$(78.8)	$59.6
Costs of revenues	480.7	506.4	433.4	(5.1)%	16.8%	(25.7)	73.0
Product development	2.9	3.2	2.7	(9.4)%	18.5%	(0.3)	0.5
Selling, general and administrative expenses	112.5	108.3	95.8	3.9%	13.0%	4.2	12.5
Operating income	109.9	166.9	193.3	(34.2)%	(13.7)%	(57.0)	(26.4)
Interest income, net	0.6	0.6	2.0	—%	(70.0)%	—	(1.4)
Other income, net	7.2	8.1	7.2	(11.1)%	12.5%	(0.9)	0.9
Decrease (increase) in income tax benefit payable to former stockholder	5.5	(289.1)	(41.8)	NM	NM	294.6	(247.3)
Income (loss) before income taxes	123.2	(113.5)	160.7	NM	NM	236.7	(274.2)
Provision (benefit) for income taxes	36.4	(284.1)	9.7	NM	NM	320.5	(293.8)
Net income	$86.8	$170.6	$151.0	(49.1)%	13.0%	$(83.8)	$19.6
Diluted net income per share	$1.02	$1.96	$1.73	(48.0)%	13.3%	$(0.94)	$0.23
Diluted shares used in computing diluted net income per share(1)	84.8	87.2	87.3	(2.8)%	(0.1)%
__________________
NM: Not Meaningful.

(1)	During the years ended December 31, 2011, 2010 and 2009, we repurchased a total of 0.9 million, 3.1 million and 2.3 million shares of our Class A common stock, respectively.

The following table sets forth, for the years presented, our revenues by film. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

$784.8
$706.0
$725.2
Puss in Boots, $23.8
Kung Fu Panda 2, $144.8
23.9%
Megamind, $83.0
Shrek Forever After, $78.6
How to Train Your Dragon, $66.9
32.4%
All Other, $308.9
43.7%
Megamind, $26.6
Shrek Forever After, $244.5
How to Train Your Dragon, $174.2
56.7%
Monsters vs. Aliens, $58.8
7.5%
All Other, $280.7
35.8%
Monsters vs. Aliens, $83.3
11.5%
Madagascar: Escape 2 Africa, $232.4
Kung Fu Panda, $106.1
46.7%
All Other, $303.4
41.8%
Revenues ($ in millions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
2011
2010
2009
Current year theatrical releases(1)
Prior year theatrical releases(1)
All Other (1)

__________________

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues.    For the year ended December 31, 2011, our revenue was $706.0 million, a decrease of $78.8 million, or 10.0%, as compared to $784.8 million for the year ended December 31, 2010. The change in revenue between the years was primarily related to the number of films released during 2011, during which we released two feature films, and 2010, during which we released three feature films. As a result of the decrease in the number of films released in 2011, and as illustrated in the revenue chart above, our “Current year theatrical releases” category for the year ended December 31, 2011 decreased $276.7 million, or 62.1%, when compared to the same period of 2010. Additionally, the decrease in revenues was also attributable to the stronger worldwide theatrical performance of 2010's "Current year theatrical releases" as compared to 2011's "Current year theatrical releases." This decrease in revenues was offset by higher revenues contributed by "Prior year theatrical releases" in 2011 compared to revenues contributed by this category in 2010, largely attributable to the inclusion of additional films for this category in 2011. Lastly, our "All Other" category increased $28.2 million, which was driven by increases in revenues generated from our television specials/series and live performances, partially offset by lower revenues contributed by our library titles. Revenues contributed by our library titles decreased in 2011 when compared to the prior year as revenues for the year ended December 31, 2010 benefited from the addition of two titles into our library (Madagascar: Escape 2 Africa and Kung Fu Panda released in 2008), while only one title was added into the library during 2011 (Monsters vs. Aliens released in 2009). Additionally, revenues for the year ended December 31, 2010 benefited from revenues generated from a promotional licensing arrangement with one of our strategic alliance partners.

Revenue for the year ended December 31, 2011 was comprised of amounts earned by a variety of films. For the year ended December 31, 2011, Kung Fu Panda 2 (released in the second quarter of 2011), contributed $144.8 million, or 20.5% of revenues, primarily earned in the worldwide theatrical and home entertainment markets and Puss in Boots (released in the fourth quarter of 2011), contributed $23.8 million, or 3.4% of revenues, half of which was earned in the worldwide theatrical markets (as the film recouped its distribution and marketing costs in 2011) with the remainder being earned in the ancillary markets. Our 2011 "Prior year theatrical releases" contributed an aggregate of $228.5 million, or 32.4% of revenues, which were primarily earned in the worldwide television and home entertainment markets. Lastly, our "All Other" category contributed $308.9 million, or 43.7%, which is comprised of our library titles and non-film initiatives. Revenues contributed by our library titles were largely attributable to Monsters vs. Aliens, Madagascar: Escape 2 Africa and Kung Fu Panda, earned primarily in the international television market. Our television specials/series contributed $76.9 million of revenues, primarily attributable to license fees earned from titles that were made available to Netflix in 2011, and to a lesser extent, revenues earned from the distribution of our titles in the home entertainment market. Revenues contributed by our live performance productions totaled $38.1 million in 2011 and were largely attributable to our touring and London stage versions of Shrek The Musical.

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

Costs of Revenues.    Costs of revenues for the year ended December 31, 2011 totaled $480.7 million, a decrease of $25.7 million, compared to $506.4 million for the year ended December 31, 2010. Costs of revenues as a percentage of revenues was 68.1% for the year ended December 31, 2011 as compared to 64.5% for the year ended December 31, 2010. The 2010 percentage was higher by 2.5% due to impairment charges totaling $19.8 million related to our Shrek The Musical touring show and Kung Fu Panda online virtual world. During 2011, we did not incur any impairment charges.

The primary driver of the increase in costs of revenues as a percentage of revenues, when comparing the year ended December 31, 2011 to the prior year, was our film amortization rates for our feature films. The increase in film amortization as a percentage of revenues for the year ended December 31, 2011 was partially due to the overall stronger combined performance of 2010's "Current year theatrical releases" compared to 2011's "Current year theatrical releases." Additionally, costs of revenues increased by $20.0 million because 2011 reflected a full year of operating and marketing costs associated with our Shrek The Musical productions compared to 2010 during which a touring version of Shrek The Musical operated for only half of the year.

Product Development.    Product development costs totaled $2.9 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively. Product development costs primarily represent research and development costs related to our technology initiatives or development costs incurred in connection with our online virtual worlds.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased $4.2 million to $112.5 million (including $27.5 million of stock-based compensation expense) for the year ended December 31, 2011 from $108.3 million (including $27.9 million of stock-based compensation expense) for the year ended December 31, 2010. This 3.9% aggregate increase was attributable to $3.7 million of higher salaries and benefits from increased headcount to support our newer businesses and $4.9 million in increased professional fees related to new and strategic business opportunities. These increases were partially offset by a decrease in compensation costs that resulted from the departure of one of our senior executives, as well as a decrease in incentive compensation costs (including stock-based compensation) for our senior executives, and to a lesser extent, a decrease in incentive compensation costs for our rank and file employees. We expect our stock-based compensation expense in future years to be lower than in recent years.

Operating Income.    Operating income for the year ended December 31, 2011 was $109.9 million compared to $166.9 million for the year ended December 31, 2010. The decrease of $57.0 million in operating income for the year ended December 31, 2011 was largely due to lower gross profit contributed by our "Current year theatrical release" category, increased selling, general and administrative expenses, as well as higher operating and marketing costs associated with our Shrek The Musical live performance shows (as previously described).

Interest Income, Net.    For the years ended December 31, 2011 and 2010, total interest income (net) remained consistent at $0.6 million.

 Other Income, Net.    For the years ended December 31, 2011 and 2010, total other income was $7.2 million and $8.1 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Decrease/Increase in Income Tax Benefit Payable to Former Stockholder.    As a result of the Tax Basis Increase (as previously described in "—Our Revenues and Costs—Income Tax Benefit Payable to Former Stockholder and Provision (Benefit) for Income Taxes," we are obligated to remit to a former stockholder’s affiliate 85% of any realized cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment by the former stockholder if it is determined that these savings should not have been available to us.

During the year ended December 31, 2011, our ability to claim certain tax deductions resulted in a decrease to our payable to former stockholder. Accordingly, we recorded $5.5 million as a decrease in income tax benefit payable to former stockholder in our income statement. During the year ended December 31, 2010, we recorded $289.1 million as an increase in income tax benefit payable to former stockholder. The significant increase in income tax benefit payable to former stockholder during the year ended December 31, 2010 was primarily attributable to the tax benefits associated with the release of the valuation allowance previously held against our deferred tax assets (as discussed above in “—Our Revenues and Costs—Income Tax Benefit Payable to Former Stockholder and Provision (Benefit) for Income Taxes”).

Provision (Benefit) for Income Taxes.    For the years ended December 31, 2011 and 2010, we recorded a provision (benefit) for income taxes of $36.4 million and $(284.1) million, respectively, or an effective tax rate of 30.9% and (161.9)%, respectively. When our provision (benefit) for income taxes is combined with the amounts associated with the Decrease/Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the years ended December 31, 2011 and 2010 were 26.2% and 2.8%, respectively. Our effective tax rate and our combined effective tax rate for both periods was lower than the 35% statutory federal rate because of the Company's ability to benefit from certain prior year tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above. Additionally, the benefit from income taxes recognized during 2010 was primarily a result of the release of substantially all of our valuation allowance previously held against our deferred tax assets.

Net Income.    Net income for the year ended December 31, 2011 was $86.8 million, or $1.02 per diluted share, as compared to net income of $170.6 million, or $1.96 net income per diluted share, for the year ended December 31, 2010.

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

Revenue for the year ended December 31, 2010 was comprised of amounts earned by a variety of films. For the year ended December 31, 2010, Shrek Forever After contributed $244.5 million primarily earned in the worldwide theatrical and home entertainment markets, How to Train Your Dragon contributed $174.2 million primarily earned in the worldwide theatrical, home entertainment and ancillary (such as merchandising and licensing) markets and Megamind contributed $26.6 million primarily earned in the ancillary markets. As is typical for many of our new theatrical releases, our distributor did not report any theatrical revenue to us for Megamind (released in the fourth quarter of 2010) during 2010 as our distributor is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film. Our prior year theatrical release, Monsters vs. Aliens, contributed $58.8 million of revenue, which was primarily earned in the worldwide pay television markets. Lastly, our “All other” category, which is mainly comprised of our library titles, contributed $280.7 million which was largely driven by Madagascar: Escape 2 Africa, Kung Fu Panda, Shrek the Third and Bee Movie, earned across several markets. For the year ended December 31, 2010, our “All other” category included $40.3 million of revenues attributable to our non-feature film initiatives.

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

In addition, costs of revenues for the year ended December 31, 2010 were negatively impacted by impairment charges totaling $19.8 million (2.5% when calculated as a percentage of revenues) related to our Shrek The Musical touring show and Kung Fu Panda online virtual world. During the fourth quarter of 2010, these newer initiatives did not achieve expected results and incurred operating losses. Accordingly, we evaluated and subsequently lowered the associated forecasted cash flows for these businesses. These updated forecasts of future net cash flows indicated that such cash flows during the remaining useful lives of the respective assets would not be sufficient to recover the remaining capitalized costs at December 31, 2010. Accordingly, we recorded impairment charges to the extent the capitalized costs for these activities exceeded their fair value.

Product Development.    Product development costs totaled $3.2 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, product development costs primarily were comprised of research and development costs that were incurred in connection with our online virtual worlds or that were not related to an individual film.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased $12.5 million to $108.3 million (including $27.9 million of stock-based compensation expense) for the year ended December 31, 2010 from $95.8 million (including $28.2 million of stock-based compensation expense) for the year ended December 31, 2009. This 13.0% aggregate increase was attributable to $3.3 million of marketing costs related to our Kung Fu Panda online virtual world, $3.1 million of higher salaries and benefits expense attributable to new hires, and $2.3 million related to consulting fees. The remaining increase between the years was attributable to other higher selling, general and administrative expenses, none of which were individually material.

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

 Increase in Income Tax Benefit Payable to Former Stockholder.    For the years ended December 31, 2010 and 2009, we recorded $340.1 million and $49.2 million, respectively, in net tax benefits associated with the Tax Basis Increase as a reduction in the provision for income taxes and recorded an increase in income tax benefit payable to former stockholder of $289.1 million and $41.8 million, respectively, representing 85% of these recognized benefits. As discussed above in “Our Revenues and Costs—Income Tax Benefit Payable to Former Stockholder and Provision (Benefit) for Income Taxes,” the net tax benefits associated with the Tax Basis Increase for the year ended December 31, 2010, significantly increased because of the release of the valuation allowance previously held against our deferred tax assets.

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

Financing Arrangements

Revolving Credit Facility.    The Company has a $200.0 million revolving credit facility (the limit was increased from $125.0 million in May 2011) with a number of banks which expires in June 2013. There was no debt outstanding during the respective periods. We are required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Borrowings are secured by substantially all our assets. Interest costs incurred as a result of the commitment fee was $0.7 million, $0.5 million, and $0.5 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.

For a more detailed description of our various financing arrangements, see Note 9 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

As of December 31, 2011, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities and cash on hand during the year ended December 31, 2011 were adequate to meet our operating needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g., selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments) and capital expenditures. We expect our cash balance to decline during the nine months ending September 30, 2012 due to production and development expenses associated with our upcoming film slate, as well as upcoming income tax payments, expenditures on new business opportunities and other operating cost payments. For 2012, we expect our commitments to fund production and development costs (excluding capitalized overhead expense), make contingent compensation and residual payments (on films released to date), fund capital expenditures and pay employee bonuses will be approximately $408.0 million.

As of December 31, 2011, we had cash and cash equivalents totaling $116.1 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at December 31, 2011 decreased by $47.7 million from that of $163.8 million at December 31, 2010. Components of this change in cash for the year ended December 31, 2011, as well as for change in cash for the years ended December 31, 2010 and 2009, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Net cash provided by operating activities	$33,502	$91,639	$173,511

During the year ended December 31, 2011, our main source of cash from operating activities was attributable to the collection of revenue from Paramount related to Kung Fu Panda 2's worldwide theatrical release, Shrek Forever After's and How to Train Your Dragon’s worldwide television and home entertainment revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, operating cash flows for the year ended December 31, 2011 benefited from additional pay television revenue fees related to an increased number of films that were available in 2011. Cash used in operating activities for 2011 was primarily attributable to $38.2 million paid related to annual incentive compensation payments, as well as $29.7 million paid to an affiliate of a former stockholder related to tax benefits realized in 2011 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments. Cash used in operating activities has increased due to an increased number of projects that are currently in production.

Cash provided by operating activities for the year ended December 31, 2010, was primarily attributable to the collection of revenue from Paramount related to Shrek Forever After’s and How to Train Your Dragon’s worldwide theatrical releases and worldwide television and home entertainment revenues for a variety of films, particularly Monsters vs. Aliens, Kung Fu Panda and Madagascar: Escape 2 Africa. As we did not have a theatrical release in the fourth quarter of 2009, our cash inflow from operating activities was approximately 37% less for the year ended December 31, 2010 than that for 2009 (which benefited from the collection of revenue from our 2008 fourth quarter theatrical release). In addition, at December 31, 2010, our accounts receivable from Paramount increased by $71.3 million from that at December 31, 2009 largely because of worldwide home entertainment revenue earned on our 2010 releases of Shrek Forever After and How to Train Your Dragon. Cash used in operating activities for the year ended December 31, 2010 was primarily attributable to $23.5 million paid related to annual incentive compensation payments, $26.9 million paid (net of refunds) to an affiliate of a former stockholder related to tax benefits realized in 2010 from the Tax Basis Increase, and spending for the production of our feature films, television specials/series, live performances and online virtual worlds.

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

 Investing Activities

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Net cash used in investing activities	$(48,239)	$(50,633)	$(74,394)

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 primarily related to the investment in property and equipment. Additionally, during the year ended December 31, 2011, we made a $5.0 million cash investment for a minority interest in an unconsolidated entity. When comparing 2010 to 2009, the decrease in the investment in property, plant and equipment was largely due to the completion of the expansion of our headquarters in early 2010.

Financing Activities

Net cash used in financing activities for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Net cash used in financing activities	$(32,398)	$(108,616)	$(130,516)

Net cash used for the year ended December 31, 2011 and 2010 was primarily comprised of repurchases of our Class A common stock. We repurchased significantly less shares during the year ended December 31, 2011 when compared to the year ended December 31, 2010. Net cash used in financing activities for the year ended December 31, 2009 principally included the $73.0 million repayment of financing associated with our headquarters made in October 2009 and repurchases of our Class A common stock.

Contractual Obligations

Contractual Obligations.    As of December 31, 2011, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$8,879	$6,074	$5,970	$6,312	$8,457	$—	$35,692
Other	1,023	766	467	—	—	—	2,256
Total contractual cash obligations	$9,902	$6,840	$6,437	$6,312	$8,457	$—	$37,948

As of December 31, 2011, we had non-cancelable talent commitments totaling approximately $19.6 million that are payable over the next five years.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained elsewhere in this Form 10-K. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film, television and live performance productions, estimates of relative selling price of our products for purposes of revenue allocation in multiple deliverable arrangements, estimates of product sales that will be returned, the potential outcome of future tax consequences of events that have been recognized in our financial statements and estimates used in the determination of the fair value of stock options and other equity-based awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Revenue Recognition

The majority of our revenue is derived from our core feature film business (84% in 2011). We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor. Pursuant to our distribution and servicing arrangements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after our distributor has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its permissible distribution and marketing costs with respect to our films on a title-by-title basis. Because a third party is the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As is typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made, nor has management made, subsequent material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by our distributor.

Revenue from the sale of our feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. Prior to April 1, 2010, our distributor reported our international home entertainment results on a 30-day lag. We eliminated this 30-day lag effective April 1, 2010 and, as a result our December 2010 home entertainment releases in international territories (which previously would have been recorded in January 2011) were included in our 2010 results. This change in reporting resulted in $27.1 million of additional revenue, or $0.10 of diluted net income per share, during the three months ended December 31, 2010. For the 12 months ended December 31, 2010, this change resulted in $28.6 million of additional revenue, or $0.11 of diluted net income per share. In addition, we and our distributor provide for future returns of home video product and for customer programs and sales incentives. We and our distributor calculate these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, which may include 100% return rights. Although we and our distributor allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar types of sales, information we receive from retailers and our assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from both free and pay television licensing agreements is recognized at the later of the time the production is made available for exhibition in those markets or it is reported to us by our distributor. Additionally, our television specials/series are also distributed in the television markets through license arrangements. Such revenues are recorded on a gross basis as they are not typically subject to our distribution arrangement with Paramount. Television market revenue for our television specials/series is recognized at the later of the time when the content has been delivered to the licensee or the commencement of the license term.

We have also entered into licensing arrangements directly with third parties to digitally distribute our feature film and television specials/series content. Certain content licensed under these arrangements is subject to our distribution arrangement with Paramount, and accordingly, such revenues are recorded net of any distribution fees owed to Paramount (as previously described). However, revenues from content not subject to our distribution arrangement with Paramount are recorded on a gross basis. Certain of our arrangements may qualify as multiple deliverable arrangements if the licensee is granted the right to exploit more than one of our titles. The license period for each title under a multiple deliverable arrangement may vary by title. Revenue associated with multiple deliverable arrangements is allocated to each title based on relative selling price. In determining the relative selling price of each title, we consider a variety of factors including (but not limited to) the following: the period of time a title has already been exploited in the marketplace, whether the title is a sequel, the duration of the license period being granted, similar arrangements and type of content being licensed. We record revenue for each title when it is available to the licensee for exploitation.

Revenue from licensing and merchandising is recognized when the associated feature film or television special/series has been released and the criteria for revenue recognition have been met. The criteria we evaluate to determine whether we are able to recognize revenue includes the following: persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered (including whether the license term has commenced) and collectibility is reasonably assured. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

Long-term, non-interest-bearing receivables arising from our licensing agreements are discounted to present value. Accordingly, revenues are recorded net of any discount that arises from imputing interest. Interest income is recognized from the imputation of interest in accordance with the effective interest rate method and and classified as "Interest income, net" in the Company's consolidated statements of income.

Film and Other Inventory Costs Amortization

Capitalized film, television special/series and live performance production costs, contingent compensation and residuals are amortized and included in costs of revenues in the proportion that a title’s revenue during the period (“Current Revenue”) bears to its estimated remaining total revenue to be recognized from all sources (“Ultimate Revenue”) in accordance with the individual-film-forecast-computation method. The amount of capitalized production costs that is amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film, television special/series or live performance for such period. We make certain estimates and judgments of Ultimate Revenue to be recognized for each film, television special/series or live performance based on information received from our distributor or operating partners, as well as knowledge of the industry. Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Our estimates of ultimate film revenue subsequent to their initial theatrical release is sensitive to the extent of home entertainment revenues achieved. Home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing home entertainment products, marketing and promotional strategies, as well as economic conditions. Historically, there was a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. In the past year, the correlation between the domestic box office market and the international theatrical and worldwide home entertainment markets has weakened. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized production costs relative to a previous period. An increase in estimate of Ultimate Revenues will lower the percentage rate of amortization while, conversely, a decrease in the estimate of Ultimate Revenue will raise the percentage rate of amortization. In addition, we evaluate capitalized production costs for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation of estimated future cash flows. The cost of any such write downs are reflected in costs of revenues.

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of December 31, 2011, the total compensation cost related to unvested equity-based awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $80.1 million. This cost will be amortized on a straight-line basis over a weighted average period of 1.9 years.

The fair value of stock options (including stock-settled appreciation rights) with either service-based or performance-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. Estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. Given our lack of sufficient historical exercise data for stock option grants, we apply the “simplified” method of calculating the weighted average expected term for “plain vanilla” awards. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from relevant comparable external sources, becomes available, we will utilize another method to determine the weighted average expected term. For awards that are not “plain vanilla,” the Company determines the expected term after considering all available facts specific to the group of participants, which include (but are not limited) the following: available exercise history, likelihood of exercise based on existing outstanding and exercisable awards and expected length of employment with the Company.

Additionally, management makes an estimate of expected forfeitures and we recognize compensation costs only for those equity awards expected to vest.

For equity-based awards that contain certain performance-based measures, compensation costs are adjusted to reflect the estimated probability of vesting. For equity-based awards that contain a market-based condition (such as vesting based upon stock-price appreciation), we use a Monte-Carlo simulation option-pricing model to determine the award’s grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model as outlined above; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Estimates of the fair value of equity-based awards are not intended to predict actual future events or the value ultimately realized by employees who receive equity-based awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us. Changes to the Company’s assessment of the probability of achieving performance criteria or the satisfaction of such criteria for performance-based awards granted to employees could significantly affect compensation expense to be recognized in future periods.

Provision for Income Taxes

We account for income taxes pursuant to the asset and liability method, and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. In evaluating our forecasts, we also consider whether we will be able to generate future taxable income at sufficient levels to realize our deferred tax assets. We also consider the number of years remaining prior to the expiration of the Company's existing net operating loss carryforwards. In the fourth quarter of 2010 we released $348.1 million of our valuation allowance because we had determined that it was more likely than not that we will be able to generate sufficient levels of future profitability to realize substantially all of our deferred tax assets. Based on our current year assessment, we continue to believe that we will be able to realize substantially all of our deferred tax assets.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 3 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

Interest Rate Risk.    While we continue to actively monitor fluctuations in interest rates, we currently have minimal exposure to interest rate risk on our financing arrangements as we have no outstanding borrowings on our revolving credit facility.

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

While the information provided to us by our distributor does not enable us to isolate or precisely quantify the impact of any foreign currency’s rate fluctuation on our earnings, our distributor does provide sufficient information to enable us to identify those foreign currencies to which we are primarily exposed and to make a general estimate of the impact of a percentage change in these foreign currencies on our reported earnings. During 2011, our most significant foreign currency exposures were with respect to the Euro and the British pound. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the U.S. Dollar and Euro and the U.S. Dollar and the British pound would have impacted our 2011 earnings by approximately $1.9 million and $1.6 million, respectively.

Additionally, from time to time we may enter into forward contracts to hedge future production costs denominated in a foreign currency or to minimize exposure to fluctuations of foreign currency rates related to outstanding receivables denominated in a foreign currency. The majority of our exposure is related to the Australian Dollar and the British Pound. As of December 31, 2011, we had no outstanding forward contracts, and for the year ended December 31, 2011, realized foreign currency gains and losses resulting from these contracts were immaterial.

Item 8.	Financial Statements and Supplementary Data

The Index to Financial Statements and Supplemental Data is on page F-1 following the signature pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2011 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders except for the information required by Item 401(b) of Regulation S-K which is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See index on Page F-1.

(a)(2) Financial Statement Schedules

Not applicable.

(a)(3) and (b) Exhibits

The Exhibits listed in the Index to Exhibits (except for Exhibit 32.1, which is furnished with this Form 10-K), which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 28th day of February, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
Jeffrey Katzenberg

/S/ LEWIS W. COLEMAN	President, Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2012
Lewis W. Coleman

/s/ HEATHER O’CONNOR	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
Heather O’Connor

/S/ ROGER A. ENRICO	Chairman of the Board of Directors	February 28, 2012
Roger A. Enrico

/S/ HARRY BRITTENHAM	Director	February 28, 2012
Harry Brittenham

/S/ THOMAS E. FRESTON	Director	February 28, 2012
Thomas E. Freston

/S/ MELLODY HOBSON	Director	February 28, 2012
Mellody Hobson

/S/ MICHAEL J. MONTGOMERY	Director	February 28, 2012
Michael J. Montgomery

/S/ NATHAN MYHRVOLD	Director	February 28, 2012
Nathan Myhrvold

/S/ RICHARD SHERMAN	Director	February 28, 2012
Richard Sherman

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of DreamWorks Animation SKG, Inc. and its subsidiaries (the "Company") at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated balance sheet of DreamWorks Animation SKG, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DreamWorks Animation SKG, Inc. at December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2011

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$116,093	$163,819
Trade accounts receivable, net of allowance for doubtful accounts	72,456	40,136
Income taxes receivable	3,960	310
Receivable from Paramount, net of allowance for doubtful accounts	214,647	242,629
Film and other inventory costs, net	882,646	772,668
Prepaid expenses	20,842	21,795
Other assets	13,023	9,900
Property, plant and equipment, net of accumulated depreciation and amortization	172,511	174,803
Deferred taxes, net	248,519	295,602
Goodwill	34,216	34,216
Total assets	$1,778,913	$1,755,878
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$3,283	$3,515
Accrued liabilities	105,505	143,098
Payable to former stockholder	294,397	329,590
Deferred revenue and other advances	19,032	20,793
Total liabilities	422,217	496,996
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 98,333,454 and 97,436,947 shares issued, as of December 31, 2011 and 2010, respectively	983	975
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 10,838,731 shares issued and outstanding, as of December 31, 2011 and 2010, respectively	108	108
Additional paid-in capital	1,023,405	979,177
Accumulated other comprehensive (loss) income	(1,041)	11
Retained earnings	1,053,736	966,935
Less: Class A Treasury common stock, at cost, 25,139,548 and 23,834,081 shares, as of December 31, 2011 and 2010, respectively	(720,495)	(688,324)
Total stockholders’ equity	1,356,696	1,258,882
Total liabilities and stockholders’ equity	$1,778,913	$1,755,878

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenues	$706,023	$784,791	$725,179
Costs of revenues	480,747	506,422	433,367
Gross profit	225,276	278,369	291,812
Product development	2,864	3,183	2,745
Selling, general and administrative expenses	112,554	108,342	95,771
Operating income	109,858	166,844	193,296
Interest income, net	643	599	1,953
Other income, net	7,150	8,107	7,196
Decrease (increase) in income tax benefit payable to former stockholder	5,522	(289,052)	(41,760)
Income (loss) before income taxes	123,173	(113,502)	160,685
Provision (benefit) for income taxes	36,372	(284,141)	9,650
Net income	$86,801	$170,639	$151,035
Basic net income per share	$1.04	$2.00	$1.75
Diluted net income per share	$1.02	$1.96	$1.73
Shares used in computing net income per share
Basic	83,667	85,227	86,385
Diluted	84,772	87,183	87,301

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net Income	$86,801	$170,639	$151,035
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains	(1,052)	23	(12)
Comprehensive income	$85,749	$170,662	$151,023

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Class A Treasury Common Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	106,801	$1,068	$876,651	$—	$645,261	17,433	$(505,628)	$1,017,352
Dividend to non-controlling minority interest	—	—	(81)	—	—	—	—	(81)
Issuance of shares for stock option exercises and vesting of restricted shares	586	6	4,670	—	—	—	—	4,676
Stock-based compensation	—	—	40,970	—	—	—	—	40,970
Excess tax benefit from employee equity awards	—	—	471	—	—	—	—	471
Purchase of treasury shares	—	—	—	—	—	2,997	(61,833)	(61,833)
Foreign currency translation adjustments	—	—	—	(12)	—	—	—	(12)
Net income	—	—	—	—	151,035	—	—	151,035
Balance at December 31, 2009	107,387	$1,074	$922,681	$(12)	$796,296	20,430	$(567,461)	$1,152,578
Issuance of shares for stock option exercises and vesting of restricted shares	889	9	9,330	—	—	—	—	9,339
Stock-based compensation	—	—	45,039	—	—	—	—	45,039
Excess tax benefit from employee equity awards	—	—	2,127	—	—	—	—	2,127
Purchase of treasury shares	—	—	—	—	—	3,404	(120,863)	(120,863)
Foreign currency translation adjustments	—	—	—	23	—	—	—	23
Net income	—	—	—	—	170,639	—	—	170,639
Balance at December 31, 2010	108,276	$1,083	$979,177	$11	$966,935	23,834	$(688,324)	$1,258,882
Issuance of shares for stock option exercises and vesting of restricted shares	896	8	—	—	—	—	—	8
Stock-based compensation	—	—	47,129	—	—	—	—	47,129
Tax shortfall from employee equity awards	—	—	(2,901)	—	—	—	—	(2,901)
Purchase of treasury shares	—	—	—	—	—	1,306	(32,171)	(32,171)
Foreign currency translation adjustments	—	—	—	(1,052)	—	—	—	(1,052)
Net income	—	—	—	—	86,801	—	—	86,801
Balance at December 31, 2011	109,172	$1,091	$1,023,405	$(1,041)	$1,053,736	25,140	$(720,495)	$1,356,696

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities
Net income	$86,801	$170,639	$151,035
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write-off of film and other inventory costs	388,169	424,175	349,273
Impairment charges related to online virtual world asset	—	11,954	—
Stock-based compensation expense	28,301	31,262	30,191
Depreciation and amortization	3,592	7,120	3,132
Revenue earned against deferred revenue and other advances	(85,855)	(86,031)	(73,193)
Deferred taxes, net	44,749	(287,933)	19,380
Changes in operating assets and liabilities:
Trade accounts receivable	(26,360)	1,662	(37,625)
Receivable from Paramount	27,982	(71,337)	15,230
Film and other inventory costs	(454,704)	(464,127)	(380,339)
Prepaid expenses and other assets	(2,165)	(9,360)	(11,114)
Accounts payable and accrued liabilities	(38,724)	33,273	(8,617)
Payable to former stockholder	(35,192)	262,134	13,264
Income taxes payable/receivable, net	(4,356)	7,923	(1,718)
Deferred revenue and other advances	101,264	60,285	104,612
Net cash provided by operating activities	33,502	91,639	173,511
Investing activities
Purchases of property, plant and equipment	(43,239)	(50,633)	(74,394)
Investment in unconsolidated affiliate	(5,000)	—	—
Net cash used in investing activities	(48,239)	(50,633)	(74,394)
Financing activities
Receipts from exercise of stock options	8	9,339	4,676
Excess (shortfall in) tax benefits from employee equity awards	103	2,908	(359)
Deferred financing costs	(338)	—	—
Purchase of treasury stock	(32,171)	(120,863)	(61,833)
Repayment of campus financing	—	—	(73,000)
Net cash used in financing activities	(32,398)	(108,616)	(130,516)
Effect of exchange rate changes on cash and cash equivalents	(591)	184	—
Decrease in cash and cash equivalents	(47,726)	(67,426)	(31,399)
Cash and cash equivalents at beginning of year	163,819	231,245	262,644
Cash and cash equivalents at end of year	$116,093	$163,819	$231,245
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$(3,597)	$(7,066)	$(7,652)
Cash paid during the year for interest, net of amounts capitalized	$679	$528	$729

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”) (See Note 4). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to build upon the value of its intellectual property by seeking opportunities beyond its core animated feature film business and creating high-quality entertainment through the development and production of non-theatrical special content such as television specials, television series and live performances based on characters from its feature films.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. During the year ended December 31, 2011, the Company determined that it had a variable interest in an entity that was created to operate and tour one of its live performance productions, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. As of December 31, 2011, the Company's consolidated financial statements include the activities of the VIE. The consolidation of the VIE had an immaterial impact on the consolidated financial statements. However, the Company expects the VIE to have a material impact in 2012 when live performances of the production commence.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2011 presentation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film, television product and live performances, estimates of relative selling price of the Company's products for purposes of revenue allocation in multiple deliverable arrangements, estimates relating to the recoverability of the online virtual world, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements, loss contingencies, and estimates used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. As of December 31, 2011, $6.8 million of the Company's cash balance was held in a time deposit with an original maturity of 30 days.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and bank borrowings (if any) and other debt approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of December 31, 2011, the fair value and carrying value of trade accounts receivable was $71.3 million and $72.5 million, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term money-market investments, which are rated AAA, with several financial institutions. Such investments, which are included in “Cash and cash equivalents” on the accompanying consolidated balance sheets, are classified as available-for-sale and reported at fair value, based on quoted prices in active markets. There were no unrealized gains or losses associated with these investments at December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, the Company recorded interest income of $1.6 million, $1.3 million and $1.0 million, respectively, from these instruments.

Trade Accounts Receivable

Trade accounts receivable primarily consists of the following: receivables from licensees of the Company's intellectual property for use in various ancillary markets, such as merchandising, theme parks and cruise ships, and receivables from licensees of film catalog and television specials/series titles. The Company imputes interest on receivables that are expected to be collectible during a period that exceeds 12 months and at a rate that represents the Company's best estimate of the rate at which the debtor can obtain financing of a similar nature from other sources at the date of the transaction. As of December 31, 2011, trade accounts receivable included receivables totaling $57.2 million, which were reduced by unamortized discounts totaling $7.1 million. Interest rates used to impute interest ranged from 4% to 6%.

The Company routinely reviews outstanding trade accounts receivable balances to determine whether an allowance for doubtful accounts should be recorded. The Company records an allowance for doubtful accounts for receivables on a specific identification basis.

Concentration of Credit Risk

Pursuant to the Company’s distribution and servicing arrangements, significant accounts receivable may be due from Paramount from time to time. As of December 31, 2011 and 2010, $214.6 million and $242.6 million, respectively, were due from Paramount (see Note 4). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. As of December 31, 2011, approximately 60% of the Company's trade accounts receivable balance consisted of a long-term receivable related to a licensing arrangement with Netflix. The Company and its distributor perform ongoing credit evaluations of their customers and generally do not require collateral.

Investments

Investments associated with the Company’s 2007 non-qualified deferred compensation plan (see Note 14) are classified as available-for-sale. Such investments are recorded at fair value, based on quoted prices in active markets, and unrealized gains and losses are included in other comprehensive income/(loss) until realized. For the years ended December 31, 2011, 2010 and 2009, any unrealized gains and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no other than temporary investment losses recorded for the years ended December 31, 2011, 2010 and 2009.

Investment in Unconsolidated Affiliate

In August 2011, the Company acquired a minority equity interest in a new start-up technology entity for $5.0 million in cash. This investment is accounted for under the cost method and is included in other assets in the consolidated balance sheet as of December 31, 2011. The Company applies the cost method of accounting for investments in unconsolidated affiliates when the Company does not have the ability to exercise significant influence. As of December 31, 2011, there were no indicators of impairment.

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

Revenue from the sale of feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported by third parties, such as fulfillment service providers or sub-distributors. The Company and its fulfillment services provider provide for future returns of home entertainment product and for customer programs and sales incentives. Management calculates these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company’s product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, which may include 100% return rights. Although the Company and its fulfillment services provider allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, because other factors, such as historical experience with similar types of sales, information received from retailers and management’s assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from both free and pay television licensing agreements for the Company’s films is recognized at the later of the time the production is made available for exhibition in those markets or it is reported by Paramount. Additionally, the Company's television specials/series are also distributed in the television markets through license arrangements. Such revenues are recorded on a gross basis as they are not typically subject to the distribution arrangement with Paramount. Television market revenue generated from television specials/series is recognized at the later of the time when the content has been delivered to the licensee or the commencement of the license term.

The Company also entered into licensing arrangements directly with third parties to digitally distribute its feature film and television specials/series content. Certain content licensed under these arrangements is subject to the Paramount Agreements, and accordingly, such revenues are recorded net of any distribution fees owed to Paramount (as previously described). However, content not subject to the distribution arrangement with Paramount is recorded on a gross basis. Certain of the Company's arrangements may qualify as multiple deliverable arrangements if the licensee is granted the right to exploit more than one of the Company's titles. The license period for each title under a multiple deliverable arrangement may vary by title. Revenue associated with multiple deliverable arrangements is allocated to each title based on relative selling price. In determining the relative selling price of each title, the Company considers a variety of factors including (but not limited to) the following: the period of time a title has already been exploited in the marketplace, whether the title is a sequel, the duration of the license period being granted, similar arrangements and type of content being licensed. Revenue for each title will be recognized when it is available to the licensee for exploitation.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from licensing and merchandising arrangements is recognized when the associated feature film or television special/series has been released and the criteria for revenue recognition have been met. The criteria that the Company uses to evaluate whether it is able to recognize revenue includes the following: persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered (including whether the license term has commenced) and collectibility is reasonably assured. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

Long-term, non-interest-bearing receivables arising from licensing agreements are discounted to present value. Accordingly, revenues are recorded net of such discount. Interest income is recognized from the imputation of interest in accordance with the effective interest rate method and and classified as "Interest income, net" in the Company's consolidated statements of income.

Costs of Revenues

Film and Other Inventory Costs.    The production cost of the Company’s animated feature films, television specials/series and live performances, are stated at the lower of cost less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films or television product. A significant portion of the Company’s resources are dedicated to the production of its film and television product. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production, if any, is capitalized into film costs until production is completed. In addition to the films and television specials/series being produced, costs of productions in development are capitalized as development film costs and are transferred to film production costs when a film or television special/series is set for production. In the event a film or television special/series is not set for production within three years from the time the first costs are capitalized or the film or television special/series is abandoned, all such costs are generally expensed. See Note 5 for discussion related to impairment charges recorded on film and other inventory costs during the year ended December 31, 2010.

Film and Other Inventory Cost Amortization.    Once a film, television special/series or live performance is released, capitalized productions costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion that the revenue during the period for each title (“Current Revenue”) bears to the estimated remaining total revenue to be recognized from all sources for each title (“Ultimate Revenue”). The amount of film and other inventory costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film, television special/series or live performance for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title based on information received from its distributor or its operating partners, as well as its knowledge of the industry. Ultimate Revenue does not include estimates of revenue that will be earned beyond 10 years of a film’s initial theatrical release date. Ultimate Revenue for television specials/series does not include estimates of revenue that will be earned beyond 10 years from the date of delivery of the first episode.

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

Other.    Direct costs for sales commissions to third parties for the licensing and merchandising of film characters and marketing and promotion costs and other product costs associated with its live performances and certain of the Company’s television specials/series are recorded in costs of revenues and are expensed when incurred.

Product Development Expense

The Company records product development costs, which primarily consist of research and development costs related to its technology initiatives or costs incurred pursuant to development agreements with third-party software developers. Product

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development costs incurred prior to reaching the application development stage are expensed. Certain software development costs incurred after reaching the application development stage or for development costs that have alternative future uses are capitalized. The Company determined that the application development stage for its online virtual world product based on Kung Fu Panda was reached as of the second quarter 2009 and, accordingly, began to capitalize such costs at that time. Any product development costs incurred to date for other titles have been expensed as the application development stage has not been reached.

Advertising and Marketing Expenses

The costs of prints, advertising and marketing related to the exploitation of feature films are incurred by the Company’s film distributor pursuant to a distribution and servicing arrangement (see Note 4). Advertising and marketing expenses that are not under the distribution and servicing arrangement, which are those primarily associated with live performance and online virtual world activities, are expensed as incurred by the Company. During the years ended December 31, 2011, 2010 and 2009, the Company incurred advertising and marketing expenses totaling $11.4 million, $11.0 million and $10.5 million, respectively.

Stock-Based Compensation

The Company records employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (see Note 15).

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as shown below:

Asset Category	Estimated Useful Life
Buildings	40 years
Building Improvements	10 years
Furniture, Fixtures and Other	5-10 years
Software and Computer Equipment	3-5 years

Leasehold improvements are amortized using the straight-line method over the life of the asset, not to exceed the remaining term of the lease. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.

 Provision for Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating its ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. See Note 10 for the Company's 2011 and 2010 evaluation of its valuation allowance on deferred tax assets.

At the time of the Company’s separation from the entity then known as DreamWorks L.L.C. (“Old DreamWorks Studios”) in 2004, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (“Tax Basis Increase”). This Tax Basis Increase was

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initially $1.61 billion with a potential to reduce the amount of tax that the Company may pay in the future, to the extent the Company generates sufficient future taxable income, by $595.0 million. The Company is obligated to remit to the affiliate of the former stockholder 85% of any such cash savings under this “Stockholder’s Tax Agreement” in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. Additionally, the tax effects of transactions with shareholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with shareholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Realized tax benefits created by such transactions with shareholders in subsequent periods should be included in a company’s income statement.

To address uncertainty in tax positions, the Company uses a single comprehensive model that establishes the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as part of the provision for income taxes.

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

In connection with the assessment of impairment of long-lived assets, the Company also assesses impairment of the online virtual world software in accordance with the same accounting policy. During the year ended December 31, 2010, the asset was determined to be ready for its intended use and the Company began recognizing amortization of the asset using the straight-line method over the estimated useful life of three years. During the year ended December 31, 2010, the Company determined that there were indicators that the asset was impaired as a result of continued operating losses. The Company used a probability-weighted average of three cash flow scenarios based on user and subscriber growth to test the asset for recoverability. Based on this test, it was determined that the remaining amount capitalized on the balance sheet would not be recoverable and that an impairment existed. Accordingly, the Company determined the fair value of the online virtual world software using an income approach by calculating the present value of future estimated cash flows during the estimated remaining useful life of the asset. The fair value measurement was based on unobservable inputs derived from the Company’s assumptions about how market participants would price the asset. Due to the nature of the asset, market data for similar assets was not available. As a result of the fair value measurement, the Company recorded an impairment of $11.9 million during the year ended December 31, 2010, which represented the excess of the carrying value over the fair value. This amount was recorded as costs of revenues in the consolidated statements of income. As of December 31, 2011 and 2010, there were no amounts recorded in other assets related to the online virtual world software.

The Company has not identified any other impairment indicators or recorded any other impairment losses on long-lived assets for the years ended December 31, 2011, 2010 and 2009, except as discussed in the preceding paragraph.

 Goodwill and Other Intangible Assets

In connection with the Company’s separation from Old DreamWorks Studios in 2004, Old DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). The Company had goodwill of approximately $34.2 million as of December 31, 2011 and 2010, related to PDI. The Company performs an annual goodwill impairment test on an annual basis, or sooner if indicators of impairment are identified. The Company adopted the provisions of the accounting standard update issued in September 2011 related to how to assess goodwill for impairment (refer to Note 3). The Company performed a qualitative assessment as of October 1, 2011 to determine whether it was more likely than not that the fair value of the reporting unit that was assigned the goodwill was less than its carrying amount. The Company's qualitative assessment includes reviewing factors such as market capitalization attributable to the reporting unit, profit and margin trends and forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, the Company performs sensitivity analysis of any financial data that is included in this assessment. After taking into consideration all factors, both positive and negative in the aggregate, the Company concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, no impairment was

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded during the year ended December 31, 2011. The Company's October 2010 and 2009 annual goodwill impairment tests also resulted in no impairment.

 Additionally, intangible assets with finite lives are amortized over their estimated useful life to the Company and are reviewed for impairment. Finite-lived intangible assets are amortized on a straight-line basis over a period of three to five years. Amortization for the years ended December 31, 2011, 2010 and 2009 was not material. The Company expects to record amortization over the next five years as follows (in thousands):

2012	$2,585
2013	1,108
2014	511
2015	—
2016	—
Total	$4,204

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

Foreign Currency

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date, except for certain investment and equity accounts which are translated at historical exchange rates. Income statement accounts are translated at average exchange rates in effect during each financial period. Foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders' equity. Foreign currency gains and losses related to intercompany transactions are classified in accumulated other comprehensive income if settlement is not planned or anticipated in the foreseeable future. Gains or losses that result from the remeasurement of receivables and payables denominated in currencies other than the functional currency of an entity are included in income.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company's other comprehensive income consists primarily of foreign currency translation adjustments that result from the consolidation of its foreign entities.

3. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to simplify the annual goodwill impairment test. The guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a company must apply the existing quantitative two-step goodwill impairment test. This guidance is effective for the Company's annual and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the new guidance effective during the fourth quarter of 2011. The adoption of this guidance did not impact the Company's consolidated financial statements.

In June 2011, the FASB issued an accounting standard update relating to the presentation of other comprehensive income. In addition, in December 2011, the FASB issued an accounting standard update to indefinitely defer the requirement set

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forth in the June 2011 update to present reclassification adjustments out of accumulated other comprehensive income and in the income statement by component. The June 2011 accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company's fiscal year beginning January 1, 2012. The Company has included a separate statement of comprehensive income in its financial statements.

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

4. Distribution and Servicing Arrangements

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

Paramount: Other Services and Information.    During the years ended December 31, 2011, 2010, and 2009, the Company provided varying levels of limited office space and telecommunications support to Paramount. The amounts charged by the Company to Paramount for these costs were immaterial for each of these years. In addition, under the terms of the Paramount Agreements, Paramount provides the Company with certain production-related services, including but not limited to film music, creative and licensing services, archiving of film materials and credits assistance as well as participation and residual accounting services.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Film and Other Inventory Costs

Film, live performance, television and other inventory costs consist of the following (in thousands):

	December 31,
	2011	2010
In release, net of amortization:
Animated feature films(1)	$356,715	$328,174
Television specials/series	41,955	56,689
In production:
Animated feature films(2)	435,985	341,319
Television specials/series	22,034	14,359
In development(3)	25,957	32,127
Total film, live performance, television and other inventory costs, net	$882,646	$772,668
 _______________

(1)	Includes $18.5 million and $13.6 million of capitalized live performance costs at December 31, 2011 and 2010, respectively.

(2)	Includes $27.1 million and $5.6 million of capitalized live performance costs at December 31, 2011 and 2010, respectively.

(3)	Includes $0.2 million and $2.1 million of capitalized live performance costs at December 31, 2011 and 2010, respectively.

The Company anticipates that approximately 51% and 90% of “in release” film and other inventory costs as of December 31, 2011 will be amortized over the next 12 months and three years, respectively.

As of December 31, 2010, the Company determined that the fair value of the unamortized production costs of the Shrek The Musical touring show was less than the carrying value. The Company estimated fair value by calculating the net present value of the estimated remaining net cash flows to be generated from the show. Accordingly, the unamortized inventory costs were written down to fair value. The fair value measurement was based on unobservable inputs derived from the Company’s assumptions about how market participants would price the asset. Due to the nature of the asset, market data for similar assets was not available. Accordingly during the year ended December 31, 2010, the Company recorded an impairment in the amount of $7.9 million, which was classified as costs of revenues in the consolidated statements of income and as amortization and write-off of film and other inventory costs in the consolidated statements of cash flows. As of December 31, 2011 and 2010, there were no amounts recorded in film and other inventory related to the Shrek The Musical touring show.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Land, buildings and improvements	$189,854	$188,553
Furniture and equipment	18,637	18,513
Computer hardware and software	71,994	57,595
Construction in progress	17,076	13,040
Total property, plant and equipment	297,561	277,701
Accumulated depreciation and amortization	(125,050)	(102,898)
Property, plant and equipment, net	$172,511	$174,803

For the years ended December 31, 2011, 2010 and 2009, the Company recorded depreciation and amortization expense (other than film amortization) of $25.0 million, $22.9 million and $17.3 million, respectively, of which $22.0 million, $20.2 million and $15.6 million, respectively, was capitalized as film production costs.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Employee compensation	$35,149	$63,931
Participations and residuals	37,770	46,746
Deferred rent	6,348	2,550
Other accrued liabilities	26,238	29,871
Total accrued liabilities	$105,505	$143,098

The Company estimates that, in 2012, it will pay approximately $25.2 million of its participation and residual costs accrued as of December 31, 2011.

8. Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2011 and 2010 and the related amounts earned and recorded either as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the years ended December 31, 2011, 2010 and 2009 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2011	2010	2011	2010	2009
Home Box Office Inc., Advance(1)	$—	$—	$45,000	$13,333	$26,666
Licensing Advances(2)	3,939	12,967	13,228	42,078	29,504
Deferred Revenue(2)	11,681	3,795	7,174	9,860	3,426
Strategic Alliance/Development Advances(3)	1,667	1,667	26,200	20,700	15,240
Other Advances(4)	1,745	2,364	11,423	14,391	7,763
Total deferred revenue and other advances	$19,032	$20,793
 _______________

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

(3)
The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreements, the Company makes purchases of the technology companies’ equipment. During the years ended December 31, 2011, 2010 and 2009, of the total amounts earned against the “Strategic Alliance/Development Advances,” $14.5 million, $13.3 million and $9.4 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the years ended December 31, 2011 and 2010, of the total amounts earned, $2.6 million and $0.9 million were recorded as a reduction to other assets. During the year ended December 31, 2011, 2010 and 2009, of the total amounts earned, $1.5 million, $0.5 million and $0.4 million, respectively, were recorded as a reduction to operating expenses.

(4)
Primarily consists of the annual cost reimbursements received from Paramount (see Note 4), which are initially recorded as an advance and then allocated to each of the films delivered to Paramount and recognized as revenue upon the release of that film.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Financing Arrangements

Revolving Credit Facility.    The Company has a revolving credit facility with a number of banks which expires in June 2013. In May 2011, pursuant to the terms of the revolving credit facility agreement, the Company and the facility banks agreed to increase the total amount that can be drawn upon from $125.0 million to a maximum of $200.0 million. Borrowings are secured by substantially all of the Company’s assets. There was no debt outstanding during the years ended December 31, 2011, 2010 and 2009. The revolving credit facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders’ consent, such as granting liens or entering into any merger or other significant transaction. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks’ base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. The interest rate as of December 31, 2011 and 2010 was 0.375%. Interest costs incurred as a result of the commitment fee was $0.7 million, $0.5 million, and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, the Company was in compliance with all applicable financial debt covenants.

Animation Campus Financing.    In accordance with the terms of the financing arrangement, the entire amount of the obligation, $73.0 million, was repaid upon maturity in October 2009. The financing bore interest primarily at 30-day commercial paper rates and was fully collateralized by the underlying real property. Accordingly, during the years ended December 31, 2011 and 2010, the Company did not incur any interest expense related to this financing. During the year ended December 31, 2009, the Company incurred $1.1 million of interest expense.

Additional Financing Information

Interest Capitalized to Film Costs.    No interest was capitalized to film costs during the years ended December 31, 2011 and 2010. Interest capitalized to film costs during the year ended December 31, 2009 totaled $1.1 million.

10. Income Taxes

The following are the components of the provision for income taxes (in thousands) for the years ended December 31, 2011, 2010 and 2009:

	2011	2010 (1)(2)	2009
Current:
Federal	$(8,640)	$2,554	$(11,894)
State and local	(663)	(564)	953
Foreign	926	1,803	1,211
Total current provision (benefit)	(8,377)	3,793	(9,730)
Deferred:
Federal	42,981	(263,474)	20,890
State and local	1,768	(23,672)	(1,474)
Foreign	—	(788)	(36)
Total deferred provision (benefit)	44,749	(287,934)	19,380
Total provision (benefit) for income taxes	$36,372	$(284,141)	$9,650
 _______________

(1)
In 2010, as a result of a change in judgment about the realizability of deferred tax assets in future years, the Company released $348.1 million of a valuation allowance previously established with respect to its deferred tax assets. See below for a further discussion of the release of the valuation allowance.

(2)	Certain reclassifications have been made to the prior period presentation to conform to current period presentation.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a reconciliation of the components that caused the Company’s provision for income taxes (including the income statement line item “Decrease (increase) in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the years ended December 31, 2011, 2010 and 2009.

	2011	2010(3)	2009(3)
Provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1):
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(2.5)%	1.3%	1.6%
Export sales exclusion/manufacturers deduction	(5.8)%	(2.0)%	(0.7)%
Research and development credit	(1.8)%	(1.4)%	(1.1)%
Increase (decrease) of valuation allowance(2)	1.7%	(31.1)%	(7.5)%
Return-to-provision	(0.4)%	1.0%	(1.6)%
Other	—%	—%	(0.3)%
Total provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1)	26.2%	2.8%	25.4%
Less: decrease/increase in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	3.1%	(0.3)%	(1.3)%
Export sales exclusion/manufacturers deduction	3.0%	1.7%	0.7%
Increase (decrease) of valuation allowance(2)	—%	(160.4)%	(21.3)%
Return-to-provision	—%	(4.5)%	0.8%
Other	(1.4)%	(1.2)%	0.5%
Total decrease (increase) in income tax benefit payable to former stockholder(1)	4.7%	(164.7)%	(20.6)%
Total provision (benefit) for income taxes	30.9%	(161.9)%	4.8%
 _______________

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below (in thousands).

	December 31,
	2011	2010(1)
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder’s Tax Agreement)	$304,349	$345,002
Stock-based compensation(2)	40,267	32,803
Accrued liabilities	5,642	3,900
Net operating loss carryover	19,899	2,841
Film development basis	18,092	14,247
Research and development credit	14,778	10,967
Other	13,019	16,830
Deferred tax assets	416,046	426,590
Less: Valuation allowance	(2,142)	(2,055)
Deferred tax assets (net of valuation allowance)	413,904	424,535
Deferred tax liabilities:
Film basis (net of amortization)(3)	(161,832)	(127,383)
Other	(3,553)	(1,550)
Deferred tax liabilities	(165,385)	(128,933)
Net deferred tax assets	$248,519	$295,602
  _______________

(1)	Certain reclassifications have been made to the prior period presentation to conform to current period presentation.

(2)	Includes the portion of film inventory amortization expense attributable to stock-based compensation.

(3)	Includes capitalizable stock-based compensation.

The Company reduces its deferred tax assets by establishing a valuation allowance if it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. In evaluating its ability to recover deferred income tax assets, the Company considers and weighs all available positive and negative evidence, including operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. In evaluating the forecasts, the Company also considers whether it will be able to generate future taxable income at sufficient levels to realize its deferred tax assets. Additionally, the Company considers the number of years remaining prior to the expiration of the Company's existing net operating loss carryforwards. In the fourth quarter of 2010, the Company concluded that it was more likely than not that it would realize substantially all of its U.S. deferred tax assets because it expected to generate sufficient levels of future taxable income. As a result, the Company released $348.1 million of the valuation allowance related to its deferred tax assets. Based on the Company's current evaluation, it continues to believe that it is more likely than not that substantially all of its deferred tax assets will be realized. The net change in the valuation allowance during the year ended December 31, 2011 was immaterial (see Note 21).

Income tax expense, or benefit, attributable to equity-based transactions is allocated to stockholders’ equity. During the year ended December 31, 2011, the Company recorded a tax shortfall of $2.9 million from employee equity awards. During the years ended December 31, 2010 and 2009, the Company recorded excess tax benefits from employee equity awards of $2.1 million and $0.5 million, respectively.

Federal and state net operating loss carryforwards totaled $52.9 million and $10.3 million, respectively, as of December 31, 2011 and will begin to expire in 2019 and 2015, respectively. Federal research and development tax credits totaled $10.1 million as of December 31, 2011 and will begin to expire in 2029. State research and development tax credits totaled $16.9 million as of December 31, 2011 and do not expire.

All California state tax years remain open to audit. The Company’s California Franchise tax returns for the years ended December 31, 2004 through 2007 are currently under examination by the Franchise Tax Board (“FTB”). The Internal Revenue Service (“IRS”) previously concluded its audits of the Company’s federal income tax return for the periods through

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and all subsequent tax years remain open to audit. The Company’s federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the IRS.

A tabular reconciliation of the balance of unrecognized tax benefits, excluding interest and penalties, as of the end of December 31, 2011, 2010, and 2009, are presented below (in thousands):

	Accrued Income Taxes	Payable to Former Stockholder	Total
Balance at December 31, 2008	$4,731	$684	$5,415
Increases related to prior year tax positions	404	382	786
Increases related to current year positions	1,614	417	2,031
Balance at December 31, 2009	$6,749	$1,483	$8,232
Increases related to prior year tax positions	77	634	711
Decreases related to prior year tax positions	(140)	(2,676)	(2,816)
Increases related to current year positions	1,784	22	1,806
Balance at December 31, 2010	$8,470	$(537)	$7,933
Increases related to prior year tax positions	10,765	2,968	13,733
Decreases related to prior year tax positions	(3,358)	(1,956)	(5,314)
Increases related to current year positions	2,432	125	2,557
Decreases related to current year positions	(191)	—	(191)
Balance at December 31, 2011(1)	$18,118	$600	$18,718
 _______________

(1)	The total amount of unrecognized tax benefits as of December 31, 2011 that, if realized, would affect the Company’s effective tax rate is $16.0 million.
Any changes that are reasonably possible to occur within the next 12 months to unrecognized tax benefits as of December 31, 2011 are not expected to be material.
As of December 31, 2011, 2010 and 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.3 million, $1.3 million and $1.0 million, respectively. The amount of unrecognized tax benefits due to the former stockholder included in the Company's accrued interest and penalties as of December 31, 2011, 2010 and 2009 was $0.1 million, $0.3 million and $0.2 million, respectively. During the year ended December 31, 2011, the amount of expense recognized for interest and penalties was immaterial. During the years ended December 31, 2010 and 2009, the Company recognized expense for interest and penalties of $0.3 million and $0.3 million, respectively, in its consolidated statements of income.

11. Related Party Transactions

Arrangement with Affiliate of a Former Stockholder.    The Company has an arrangement with an affiliate of a former stockholder to share tax benefits generated by the stockholder (see Notes 2 and 10).

Aircraft Sub-lease Agreement with a Stockholder.    In June 2008, the Company entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg’s Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 46 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the years ended December 31, 2011, 2010, and 2009, the Company incurred $0.5 million, $0.5 million and $1.2 million of costs related to the sublease.

From time to time, the Company uses a private airplane that is owned by David Geffen, a former director and one of the Company’s controlling stockholders, for Company business. The Company’s use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges, such as crew expenses, catering and landing fees. During the years ended December 31, 2011 and 2010, the Company incurred an aggregate of approximately $0.7 million and $0.6 million, respectively, for use of this plane. The Company did not incur any costs for use of this plane during the year ended December 31, 2009.

 Consulting Agreement with David Geffen.    During July 2010, the Company entered into a consulting agreement with David Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company’s operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party. During the years ended December 31, 2011 and 2010, the Company incurred an aggregate of $2.0 million and $1.0 million, respectively, related to this agreement. As of December 31, 2011, the Company had also recorded a prepaid asset of $0.5 million related to this agreement.

12. Commitments and Contingencies

The Company has entered into various noncancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2012 through 2016. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2011, 2010 and 2009, the Company incurred lease expense of approximately $7.9 million, $5.9 million and $7.6 million, respectively.

Future minimum lease commitments are as follows (in thousands):

Operating Lease Commitments
2012	$8,879
2013	6,074
2014	5,970
2015	6,312
2016 and thereafter	8,457
Total	$35,692

Additionally, as of December 31, 2011, the Company had non-cancelable talent commitments totaling approximately $19.6 million that are payable over the next five years.

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

13. Stockholders’ Equity

The Company has authorized two classes of common stock: 350.0 million shares of Class A common stock and 150.0 million shares of Class B common stock. The Class A common stock and Class B common stock each have a par value of $0.01 per share and are identical and generally vote together on all matters, except that the Class A common stock carries one vote per share, whereas the Class B common stock carries 15 votes per share. Class B common stock are convertible to an equivalent number of Class A common stock. In addition, the Company has authorized preferred stock of 100.0 million shares. To date, the Company has not issued any of its preferred stock.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class A and Class B Common Stock Transactions

Stock Repurchase Programs. During the period January 1, 2009 through April 21, 2009, the Company repurchased approximately 2.3 million shares of its outstanding Class A common stock for $45.7 million pursuant to the program approved in July 2008. On April 22, 2009, the Company’s Board of Directors terminated the July 2008 stock repurchase program and authorized a new stock repurchase program. During the year ended December 31, 2010, the Company repurchased 3.1 million shares of its outstanding Class A Common Stock for $110.8 million under the April 2009 authorization. In July 2010, the Company’s Board of Directors terminated the April 2009 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the year ended December 31, 2011, the Company repurchased 0.9 million shares of its Class A Common Stock for $25.0 million under the July 2010 authorization. As of December 31, 2011, the Company's remaining authorization under the current stock repurchase program was $125.0 million.

Other Conversions of Class B Common Stock.    In March 2010, 0.6 million shares of the Company’s Class B common stock were converted into an equal amount of shares of the Company’s Class A common stock at the request of David Geffen, a significant stockholder, who owned such shares. Mr. Geffen, in turn, donated these shares to a charitable foundation that was established by him. These transactions had no impact on the total amount of the Company’s shares outstanding.

14. Employee Benefit Plans

401(k) Plan

The Company sponsors a defined contribution retirement plan (the “401(k) Plan”) under provisions of Section 401(k) of the Internal Revenue Code (“IRC”). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 401(k) Plan. For most employees, the maximum contribution for the Company’s match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Sec. 415 of the IRC. The costs of the Company’s match, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $2.1 million, $1.8 million and $1.9 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.

Multi-employer Pension Plan

The Company participates in a multi-employer pension plan for employees covered by collective bargaining agreements. The majority of such employees are in the Motion Picture Industry Pension Plan (Employer Identification Number 95-1810805 Plan Number 001). The Company's collective bargaining agreements with unions associated with this plan expire on July 31, 2012. As of December 31, 2010 (the most recent date available), the plan was 83% funded. During the years ended December 31, 2011, 2010 and 2009, the Company contributed $2.6 million, $2.5 million and $2.2 million to the pension plan.

Deferred Compensation Plan

Effective July 2007, the Company adopted the Special Deferral Election Plan (the “Plan”), a non-qualified deferred compensation plan. The Plan is available for selected employees of the Company and its subsidiaries. For the years ended December 31, 2011, 2010 and 2009, the activity associated with the Plan was not material.

15. Stock-Based Compensation

In 2008, the 2008 Omnibus Incentive Compensation Plan (“2008 Omnibus Plan”) was approved. Concurrent with such approval, the 2008 Omnibus Plan automatically terminated, replaced and superseded the Company’s prior plan, the 2004 Omnibus Incentive Compensation Plan (“2004 Omnibus Plan” and, collectively, with the 2008 Omnibus Plan the “Omnibus Plans”), except that any awards granted under the prior Omnibus Plan would remain in effect pursuant to their original terms. Both Omnibus Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units and other stock-based equity awards to the Company’s employees, directors and consultants. Pursuant to an amendment to the 2008 Omnibus Plan approved by the Company’s stockholders on April 21, 2011, for any restricted stock award (or similar award) granted after such date the number of shares available for future awards will be reduced by the number of instruments granted. Prior to April 21, 2011, the number of shares available for future awards was reduced by 1.6 times the number of instruments granted. Pursuant to the April 2011 amendment of the 2008 Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the 2008 Omnibus Plan is (i) 12.0 million, plus (ii) any shares with respect to awards granted under the 2004 Omnibus Plan that are forfeited following the initial adoption date of the 2008 Omnibus Plan. As of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, approximately 10.6 million shares were available for future grants of equity awards under the 2008 Omnibus Plan.

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the years ended December 31, 2011, 2010 and 2009, respectively, was as follows (in thousands):

	2011	2010	2009
Total stock-based compensation	$28,301	$31,262	$30,191
Tax impact(1)	(7,415)	(875)	(7,668)
Reduction in net income	$20,886	$30,387	$22,523
 _______________

(1)
Tax impact is determined at the Company’s blended effective tax rate, which includes the income statement line item “Decrease/increase in income tax benefit payable to former stockholder” (see Note 10).

Stock-based compensation cost capitalized as a part of film costs was $18.8 million, $13.7 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Management makes estimates of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of December 31, 2011, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $80.1 million and will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Restricted Stock Awards.    The Company issues restricted stock and restricted stock units (collectively referred to as "restricted stock awards"). The majority of the the Company's restricted stock award activity relate to restricted stock units. The following table summarizes information about restricted stock award activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2011		2010		2009
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	3,662	$29.84	3,232	$27.72	3,413	$28.33
Granted	2,043	$21.21	1,209	$35.05	1,536	$27.02
Vested	(949)	$30.40	(712)	$29.27	(1,523)	$28.28
Forfeited	(410)	$29.54	(67)	$30.35	(194)	$28.42
Balance at end of year	4,346	$25.69	3,662	$29.84	3,232	$27.72

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

Year of Grant	Performance- Based(1)	Market- Based	Total
2011	455	—	455
2010	276	—	276
2009(2)	—	900	900
Total	731	900	1,631
 _______________

(1)	The performance-based awards have been included herein based on the maximum number of shares that may vest.

(2)	The market-based criteria for half of these awards has been achieved and the awards will vest when the requisite service period has been completed.

The total intrinsic value of restricted stock awards that vested totaled $18.7 million during 2011, $25.4 million during 2010 and $40.7 million during 2009. The total fair value at grant of restricted stock awards that vested during 2011, 2010 and 2009 was $28.9 million, $20.8 million and $43.1 million, respectively.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in the Black-Scholes model were as follows:

	2011	2010	2009
Dividend yield	—%	—%	—%
Expected volatility	33-39%	36-38%	37-42%
Risk-free interest rate	1.17-2.60%	1.73-2.94%	2.55-3.06%
Weighted average expected term (years)	6.25	6.25-8.0	6.25

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

The following table summarizes information about stock option/stock appreciation rights activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2011		2010		2009
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	7,813	$29.21	7,831	$28.30	5,699	$28.75
Options granted	315	$26.56	1,017	$35.33	2,632	$27.14
Options exercised	(1)	$22.51	(776)	$27.94	(290)	$26.27
Options expired/canceled	(182)	$31.86	(259)	$29.85	(210)	$28.48
Balance at end of year	7,945	$29.04	7,813	$29.21	7,831	$28.30

Of the stock option/stock appreciation rights awards granted by the Company, the following table sets forth by grant year the number for which vesting is further subject to the achievement of certain performance or market-based criteria (in thousands):

Year of Grant (1)	Performance- Based	Market- Based	Total
2009(2)	—	1,600	1,600
Total	—	1,600	1,600
 _______________

(1)	The Company made no grants of stock options or stock appreciation rights for which vesting was subject to performance or market-based criteria during the years ended December 31, 2011 or 2010.

(2)	The market-based criteria for half of these awards has been achieved and the awards will vest when the requisite service period has been completed.

The weighted average grant-date fair value of options granted during the years 2011, 2010 and 2009 was $10.28, $14.60 and $9.71, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2011 was immaterial. During 2010 and 2009, the intrinsic value of options exercised was $9.7 million and $2.3 million, respectively. At December 31, 2011, the aggregate intrinsic value of stock options outstanding, as well as of those exercisable, was zero.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2011:

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$19.29-$26.92	2,141	7.23	$24.62	258	$25.26
$27.06-28.00	1,204	2.87	$27.96	1,199	$27.96
$28.10-$32.31	3,532	6.05	$30.14	2,844	$30.03
$32.86-$37.51	1,029	8.00	$35.27	379	$35.22
$37.58-$39.71	26	8.15	$39.65	7	$39.51
$43.46-$43.46	13	8.15	$43.46	3	$43.46
Total	7,945	6.15	$29.04	4,690	$29.68

The weighted-average remaining contractual life of options that were outstanding and exercisable as of December 31, 2011 was 5.0 years.

16. Concentrations of Risk

Concentrations of Credit Risk.    A substantial portion of the Company’s revenue is derived directly from Paramount. Paramount represented 77.2%, 73.4% and 83.6% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Collective Bargaining Agreements.    As of December 31, 2011, approximately 40% of the Company’s employees were represented under three industry-wide collective bargaining agreements to which the Company is a party. The majority of these employees are represented by agreements that will expire in the next 12 months.

17. Segment and Geographic Information

The Company’s production and distribution of animated films and television specials/series reportable segment represents 95% of the Company’s consolidated revenues. The Company’s determination that the animated films segment and the television specials/series segment should be aggregated was based on the similarities in the production processes, nature of the products and management of these segments.

Revenues attributable to foreign countries were approximately $356.9 million, $375.7 million and $347.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Long-lived assets located in foreign countries were not material.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Revenue by Film and Other

The Company’s revenues by film and other are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Puss in Boots	$23,752	$—	$—
Kung Fu Panda 2	144,815	—	—
Shrek Forever After	78,596	244,464	—
How to Train Your Dragon	66,904	174,233	—
Megamind(1)	82,975	26,584	—
Monsters vs. Aliens	30,115	58,787	83,331
Kung Fu Panda	26,578	41,412	106,132
Madagascar: Escape 2 Africa	47,172	30,354	232,374
Film Library / Other(2)	205,116	208,957	303,342
	$706,023	$784,791	$725,179
 _______________

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

(2)
“Film Library / Other” primarily includes film library revenue from Shrek, Shrek 2, Shrek the Third, Shark Tale, Wallace & Gromit: The Curse of the Were-Rabbit, Madagascar, Flushed Away, and Over the Hedge. In addition, it includes revenue from live performances and television specials/series.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	2011	2010	2009
Numerator:
Net income	$86,801	$170,639	$151,035
Denominator:
Weighted average common shares and denominator for basic calculation
Weighted average common shares outstanding	83,769	85,382	86,818
Less: Unvested restricted stock	(102)	(155)	(433)
Denominator for basic calculation	83,667	85,227	86,385
Weighted average effects of dilutive stock-based compensation awards
Employee stock options/stock appreciation rights	2	969	74
Restricted stock awards	1,103	987	842
Denominator for diluted calculation	84,772	87,183	87,301
Net income per share—basic	$1.04	$2.00	$1.75
Net income per share—diluted	$1.02	$1.96	$1.73

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	2011	2010	2009
Options to purchase shares of common stock and restricted stock awards	2,531	250	1,642
Stock appreciation rights	5,496	1,499	3,482
Total	8,027	1,749	5,124

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of the end of each of the respective years:

	2011	2010	2009
Options to purchase shares of common stock and restricted stock awards	816	708	1,485
Stock appreciation rights	800	800	1,600
Total	1,616	1,508	3,085

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management, include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2011
Revenues	$108,037	$218,255	$160,762	$218,969
Gross profit	36,010	76,944	52,796	59,526
Income before provision for income taxes	12,518	49,414	27,252	33,989
Net income	8,794	34,073	19,654	24,280
Basic net income per share	$0.10	$0.41	$0.24	$0.29
Diluted net income per share	$0.10	$0.40	$0.23	$0.29
2010
Revenues	$162,143	$158,095	$188,882	$275,671
Gross profit	55,960	59,361	81,218	81,830
Income before provision (benefit) for income taxes	26,229	24,695	37,781	(202,207)	(1)
Net income	21,669	23,975	39,761	85,234	(1)
Basic net income per share	$0.25	$0.28	$0.47	$1.01
Diluted net income per share	$0.24	$0.27	$0.47	$0.99
 _______________

(1)	During the quarter ended December 31, 2010, the Company reversed the valuation allowance that had previously been established against its deferred tax assets (See Note 10).

21. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2011, 2010 and 2009 (in thousands):

	Balance at Beginning of Year	Charged to Operations	Deductions and Bad Debt Write-offs	Balance at End of Year
Trade accounts receivable and Receivable from Paramount
Allowance for doubtful accounts
2011	$3,003	$831	$(1,316)	$2,518
2010	$2,811	$595	$(403)	$3,003
2009	$4,381	$1,350	$(2,920)	$2,811

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at Beginning of Year	Increases (Decreases) to Valuation Allowance	Charged to Operations	Balance at End of Year
Deferred tax assets
Valuation allowance
2011	$2,055	$(2,055)	$2,142	$2,142
2010	$350,109	$—	$(348,054)	$2,055
2009	$422,770	$(73,589)	$928	$350,109

22. Subsequent Events

On February 17, 2012, the Company entered into an Agreement of Summary of Business Terms (the “Framework Agreement”) with China Media Capital (Shanghai) Center L.P. (“CMC”), pursuant to which the Company has agreed to form a business venture with CMC. The venture (to be known as "Oriental DreamWorks") is also contemplated to include Shanghai Alliance Investment Ltd. (“SAIL”) and Shanghai Media Group (“SMG”). The purpose of Oriental DreamWorks will be to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language for China and, as agreed upon by the partners, for the rest of the world. Oriental DreamWorks will encompass animated and live action motion pictures and television programming, an internet distribution platform, live shows, theme parks, animation parks, mobile, online, interactive games and related consumer products. The business of the new entity will be conducted in the People's Republic of China, with the potential for expansion into such other markets in the world as may be approved by the board of directors of the new entity.

The Company currently expects that Oriental DreamWorks will commence operations in 2012. In exchange for 45.45% of the equity of the new entity, the Company will make a total cash capital commitment of $50 million (a portion of which is expected to be funded at closing, with the balance to be funded over time) and non-cash contributions valued at $100 million (including contributions in the form of licenses of intellectual property). The Company intends to account for its investment in the new entity as an equity method investment.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/2005
2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/2006
3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-Q	001-32337	3.2	7/29/2008
3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/8/2005
4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/2005
4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/2005
4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/2005
10.1*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/2005
10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/2005
10.3	Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/2005
10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/2005
10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/2005
10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/2005
10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/2005
10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/2006
10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/2005
10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/2005
10.12†	Agreement Among DreamWorks L.L.C., DreamWorks Animation SKG, Inc. and Vivendi Universal Entertainment LLLP, dated as of October 7, 2004	10-K	001-32337	10.10	3/28/2005
10.13†	Amended and Restated Master Agreement, dated October 31, 2003, between DreamWorks L.L.C. and Vivendi Universal Entertainment LLLP (the “DW/Universal Master Agreement”)	10-K	001-32337	10.11	3/28/2005
10.14†	Exhibit A to the DW/Universal Master Agreement—Foreign Theatrical Distribution Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.12	3/28/2005
10.15†	Exhibit B to the DW/ Universal Master Agreement—Home Video Fulfillment Services Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.13	3/28/2005
10.16†	Amendment 2 to Exhibit B to the DW/Universal Master Agreement, dated January 15, 2002	10-K	001-32337	10.14	3/28/2005
10.17†	Exhibit D to the DW/ Universal Master Agreement—Theme Park Agreement between DreamWorks L.L.C. and Universal City Studios, Inc.	10-K	001-32337	10.15	3/28/2005
10.18*	Amended and Restated Employment Agreement, dated as of April 22, 2009, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.1	4/28/2009
10.19*	Amended and Restated Employment Agreement, dated as of October 19, 2011, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	8-K	001-32337	99.1	10/25/2011
10.20*	Amended and Restated Employment Agreement, dated as of October 23, 2008, between DreamWorks Animation SKG, Inc. and Ann Daly	10-Q	001-32337	10.8	10/28/2008
10.21	Credit Agreement, dated June 24, 2008, among DreamWorks Animation SKG, Inc. and the lenders party thereto	8-K	001-32337	99.1	6/27/2008
10.22	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/2005
10.23	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/2006
10.24	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/2005
10.25	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/2005
10.26	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/2005
10.27†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.28†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/2005
10.29*	Amended and Restated Employment Agreement dated as of October 19, 2011 by and between DreamWorks Animation SKG, Inc. and Anne Globe	8-K	001-32337	99.2	10/25/2011
10.30*	Special Deferral Election Plan—Basic Plan Document	10-Q	001-32337	10.1	10/28/2008
10.31*	Special Deferral Election Plan—Adoption Agreement	10-Q	001-32337	10.2	10/28/2008
10.32*	Amended and Restated 2008 Omnibus Incentive Compensation Plan	10-K	001-32337	10.44	2/25/2011
10.33*	2008 Annual Incentive Plan	10-K	001-32337	10.61	2/27/2008
10.34*	Letter Agreement dated as of July 24, 2008 by and between the Company and Roger Enrico	10-Q	001-32337	10.3	7/29/2008
10.35	Time Sharing Agreement dated as of October 16, 2008 by and between Amblin’ Films, LLC and the Company	8-K	001-32337	99.1	10/22/2008
10.36	Time Sharing Agreement dated as of February 18, 2010 by and between the Company and NPM Management, LLC	10-K	001-32337	10.56	2/23/2010
10.37*	Form of Performance Compensation Award Agreement (2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/6/2008
10.38*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.3	4/30/2008
10.39*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (Enrico) (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.6	10/29/2008
10.40*	Employment Agreement dated as of April 22, 2009 by and between the Company and Daniel Satterthwaite	10-Q	001-32337	10.2	4/29/2009
10.41	Aircraft Sublease Agreement dated as of April 22, 2009 by and between the Company and M&J K Dream, LLC	10-Q	001-32337	10.3	4/29/2009
10.42†	License Agreement effective as of January 1, 2009 by and between DreamWorks Animation LLC, DW II Management Inc. and Steven Spielberg	8-K	001-32337	99.1	8/21/2009
10.43	Amendment No. 1 to License Agreement entered into on August 19, 2010 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	8/24/2010
10.44*	Employment Agreement dated as of October 30, 2009 by and between the Company and Rich Sullivan	10-K	001-32337	10.67	2/23/2010
10.45*	Employment Agreement dated as of February 18, 2010 by and between the Company and Andrew Chang	10-K	001-32337	10.68	2/23/2010
10.46*	Employment Agreement dated as of February 27, 2010 by and between the Company and Heather O’Connor	10-K	001-32337	10.69	2/23/2010
10.47*	DreamWorks Animation SKG, Inc. 2010 Employee Stock Purchase Plan	10-Q	001-32337	10.1	4/28/2010
10.48*	Consulting Agreement dated as of July 23, 2010 by and between the Company and The David Geffen Company	10-Q	001-32337	10.1	7/28/2010
10.49*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	8/4/2010
10.50*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	8/4/2010
10.51*	Form of Restricted Stock Unit Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/4/2010

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.52*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	11/4/2010
10.53*	Restricted Share Award Agreement dated as of October 29, 2010 by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.3	11/4/2010
10.54*	Form of Cash Incentive Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.4	11/4/2010
10.55*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.5	11/4/2010
10.56*	Cash Incentive Award Agreement dated as of October 29, 2010 by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.6	11/4/2010
10.57	Amendment No. 2 to License Agreement entered into on December 2, 2011 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/7/2011
10.58*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)					X
10.59*	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)					X
10.60*	Form of Restricted Share Award Agreement by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)					X
10.61	Agreement of Summary of Business Terms dated as of February 17, 2012 by and among the Company, China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Ltd.					X
14	Code of Business Conduct and Ethics					X
16.1	Letter dated October 26, 2010 from Ernst & Young LLP to the Securities and Exchange Commission	8-K	001-32337	16.1	10/27/2010
16.2	Letter dated February 28, 2011 from Ernst & Young LLP to the Securities and Exchange Commission	8-K/A	001-32337	16.1	3/1/2011
21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to the Consolidated Financial Statements.
X
_______________

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.

‡	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.