Form 10-Q
period 2012-03-31
DreamWorks Animation SKG, Inc.
filed 2012-05-03
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of April 23, 2012, there were 73,207,196 shares of Class A common stock and 10,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$89,438	$116,093
Trade accounts receivable, net of allowance for doubtful accounts	61,753	72,456
Income taxes receivable	3,348	3,960
Receivable from Paramount, net of allowance for doubtful accounts	227,218	214,647
Film and other inventory costs, net	928,679	882,646
Prepaid expenses	33,179	20,842
Other assets	12,821	13,023
Property, plant and equipment, net of accumulated depreciation and amortization	179,757	172,511
Deferred taxes, net	243,558	248,519
Goodwill	34,216	34,216
Total assets	$1,813,967	$1,778,913
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$4,519	$3,283
Accrued liabilities	100,052	105,505
Payable to former stockholder	280,088	294,397
Deferred revenue and other advances	53,738	19,032
Total liabilities	438,397	422,217
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 98,360,633 and 98,333,454 shares issued, as of March 31, 2012 and December 31, 2011, respectively	983	983
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 10,838,731 shares issued and outstanding, as of March 31, 2012 and December 31, 2011, respectively	108	108
Additional paid-in capital	1,032,959	1,023,405
Accumulated other comprehensive loss	(540)	(1,041)
Retained earnings	1,062,810	1,053,736
Less: Class A Treasury common stock, at cost, 25,153,437 and 25,139,548 shares, as of March 31, 2012 and December 31, 2011, respectively	(720,750)	(720,495)
Total stockholders’ equity	1,375,570	1,356,696
Total liabilities and stockholders’ equity	$1,813,967	$1,778,913

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share amounts)
Revenues	$136,084	$108,037
Costs of revenues	96,500	72,027
Gross profit	39,584	36,010
Product development	1,134	168
Selling, general and administrative expenses	27,465	30,129
Operating income	10,985	5,713
Interest income, net	568	216
Other income, net	2,516	2,000
Decrease in income tax benefit payable to former stockholder	109	4,589
Income before income taxes	14,178	12,518
Provision for income taxes	5,104	3,724
Net income	$9,074	$8,794
Basic net income per share	$0.11	$0.10
Diluted net income per share	$0.11	$0.10
Shares used in computing net income per share
Basic	83,953	84,138
Diluted	84,842	85,157

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$9,074	$8,794
Other comprehensive income, net of tax:
Foreign currency translation gains	501	106
Comprehensive income	$9,575	$8,900

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Operating activities
Net income	$9,074	$8,794
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and write-off of film and other inventory costs	81,593	54,911
Stock-based compensation expense	5,136	7,021
Depreciation and amortization	927	726
Revenue earned against deferred revenue and other advances	(2,320)	(3,128)
Deferred taxes, net	4,961	8,102
Changes in operating assets and liabilities:
Trade accounts receivable	5,574	11,802
Receivable from Paramount	(12,572)	6,523
Film and other inventory costs	(116,711)	(111,810)
Prepaid expenses and other assets	(12,357)	(8,489)
Accounts payable and accrued liabilities	(6,258)	(39,934)
Payable to former stockholder	(14,309)	(32,490)
Income taxes payable/receivable, net	502	(4,136)
Deferred revenue and other advances	42,110	57,941
Net cash used in operating activities	(14,650)	(44,167)
Investing activities
Purchases of property, plant and equipment	(11,823)	(8,075)
Net cash used in investing activities	(11,823)	(8,075)
Financing activities
Purchase of treasury stock	(255)	(25,444)
Net cash used in financing activities	(255)	(25,444)
Effect of exchange rate changes on cash and cash equivalents	73	(25)
Decrease in cash and cash equivalents	(26,655)	(77,711)
Cash and cash equivalents at beginning of period	116,093	163,819
Cash and cash equivalents at end of period	$89,438	$86,108
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of amounts refunded	$180	$455
Cash paid during the period for interest, net of amounts capitalized	$278	$120
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
Business
The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets. The Company's films are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to build upon the value of its intellectual property by seeking opportunities beyond its core animated feature film business and creating high-quality entertainment through the development and production of non-theatrical content such as television specials, television series and live performances based on characters from its feature films.
Basis of Presentation and Use of Estimates
The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. During the quarter ended March 31, 2012, the Company determined that it continued to have a variable interest in an entity that was created to operate and tour one of its live performance productions, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. As of March 31, 2012, the Company's consolidated financial statements include the activities of the VIE. The consolidation of the VIE had an immaterial impact on the consolidated financial statements. However, the Company expects that the VIE may have a material impact beginning in the quarter ending September 30, 2012 when live performances of the production are expected to commence in the United States.
The accompanying unaudited financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2012 presentation.
The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year, or for any future period, as fluctuations can occur based upon the timing of the Company's films' theatrical and home entertainment releases, and television special broadcasts.
The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs of film, television product and live performances, estimates of relative selling price of the Company's products for purposes of revenue allocation in multiple deliverable arrangements, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements, loss contingencies, and estimates used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting. Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company's financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

2.	Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company's interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

3.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable and advances approximates carrying value due to the short-term maturity of such instruments. As of March 31, 2012, the fair value and carrying value of trade accounts receivable was $59.3 million and $61.8 million, respectively.

The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheet. The fair value of these investments at March 31, 2012 and December 31, 2011 was measured based on quoted prices in active markets.

4.	Film and Other Inventory Costs
Film, television, live performance and other inventory costs consist of the following (in thousands):

	March 31, 2012	December 31, 2011
In release, net of amortization(1)	$325,873	$398,670
Completed, not released(2)	14,330	—
In production(3)	558,009	458,019
In development	30,467	25,957
Total film, television, live performance and other inventory costs, net	$928,679	$882,646
 ____________________

(1)	Includes $16.7 million and $18.5 million of live performance costs at March 31, 2012 and December 31, 2011, respectively.

(2)
As of March 31, 2012, consists of a Valentine's Day themed television special (based on characters from the Company's feature film Madagascar) that is currently scheduled to be released in the first quarter of 2013.

(3)
Includes $33.2 million and $27.1 million of live performance costs at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, capitalized inventory costs related to the touring show based on the Company's film How to Train Your Dragon were classified as "In production." The Company considered the initial public performances of the show in March 2012 to be incidental to the primary operations of the tour (which is expected to debut in the United States at the end of June 2012). Under, the Company's accounting policy, the Company records revenues generated during this period, in excess of expenses attributable to the incidental operations, as a reduction to capitalized inventory costs. Such amounts recorded during the three months ended March 31, 2012 were not material.

The Company anticipates that 50% and 89% of the above “in release” film costs as of March 31, 2012 will be amortized over the next 12 months and three years, respectively.

5.	Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Employee compensation	$28,486	$35,149
Participations and residuals	38,643	37,770
Deferred rent	6,150	6,348
Other accrued liabilities	26,773	26,238
Total accrued liabilities	$100,052	$105,505

As of March 31, 2012, the Company estimates that over the next 12 months it will pay approximately $25.4 million of its accrued participation and residual costs.

6.	Deferred Revenue and Other Advances
The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 and the related amounts earned and either recorded as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the three-month periods ended March 31, 2012 and 2011 (in thousands):

			Amounts Earned
			Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2012	2011
Home Box Office Inc. Advance(1)	$30,000	$—	$—	$—
Licensing Advances	4,689	3,939	—	12
Deferred Revenue	14,515	11,681	391	338
Strategic Alliance/Development Advances(2)	417	1,667	6,550	6,551
Other Advances	4,117	1,745	463	960
Total deferred revenue and other advances	$53,738	$19,032
  ____________________

(1)
The Company remains a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. ("HBO"), pursuant to which the Company receives advances against license fees payable for future film product. In September 2011, the agreement was amended and the output term of the agreement is currently set to expire at the end of 2012.

(2)
Of the total amounts earned against the “Strategic Alliance/Development Advances,” for the three months ended March 31, 2012 and 2011, $4.8 million and $4.6 million, respectively, were capitalized as an offset to property, plant and equipment.

7.	Financing Arrangements
Revolving Credit Facility. The Company has a revolving credit facility with a number of banks which expires in June 2013. In May 2011, pursuant to the terms of the revolving credit facility agreement, the Company and the facility banks agreed to increase the total amount that can be drawn upon from $125.0 million to a maximum of $200.0 million. Borrowings are secured by substantially all of the Company's assets. There was no debt outstanding during the three months ended March 31, 2012 and 2011. The revolving credit facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders' consent, such as granting liens or entering into any merger or other significant transaction. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks' base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Interest costs incurred as a result of the commitment fee were $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.
As of March 31, 2012, the Company was in compliance with all applicable financial debt covenants.

8.	Income Taxes
Set forth below is a reconciliation of the components that caused the Company's provision for income taxes (including the income statement line item “Decrease in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011(3)
Provision for income taxes (combined with decrease in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%
U.S. state taxes, net of Federal benefit	2.0	11.6
Export sales exclusion/manufacturer's deduction	(2.8)	(57.1)
Increase of valuation allowance	—	9.6
Other	1.3	(10.0)
Total provision for income taxes (combined with decrease in income tax benefit payable to former stockholder)(1)(2)	35.5%	(10.9)%
Less: decrease in income tax benefit payable to former stockholder(1)
U.S. state taxes, net of Federal benefit	(0.4)	35.0
Export sales exclusion/manufacturer's deduction	2.7	20.5
Other	(1.5)	2.4
Total decrease in income tax benefit payable to former stockholder(1)(2)	0.8%	57.9%
Total provision for income taxes	36.3%	47.0%
  ____________________

(1)
As a result of a partial increase in the tax basis of the Company's tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of the Company's 2004 initial public offering, the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future. The Company is obligated to remit to an affiliate of the former stockholder 85% of any realized cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits. Refer to the Company's 2011 Form 10-K for a more detailed description.

(2)
For the three months ended March 31, 2011, includes an aggregate benefit of $4.3 million related to the Company's establishment of a position, during the first quarter of 2011, claiming certain tax deductions related to prior years.

(3)	Certain reclassifications, including the tax impact of a non-recurring item included in "Other," have been made to the prior period presentation to conform to current period presentation.

The California Franchise Tax Board ("FTB") concluded its audit of the Company's California state tax return for the period ended December 31, 2004, and all subsequent tax years remain open to audit. The Company's California state tax returns for the years ended December 31, 2005 through 2007 are currently under examination by the FTB. The Internal Revenue Service (“IRS”) had previously concluded its audits of the Company's federal income tax return for the periods through December 31, 2006, and all subsequent tax years remain open to audit. The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the IRS.

9.	Stockholders’ Equity
Class A Common Stock
Stock Repurchase Program. In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three months ended March 31, 2012, the Company did not repurchase any of its outstanding stock. During the three months ended March 31, 2011, the Company repurchased 0.9 million shares of its outstanding Class A Common Stock for $25.0 million. As of March 31, 2012, the Company's remaining authorization under the stock repurchase program was $125.0 million.

10.	Stock-Based Compensation
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
The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three-month periods ended March 31, 2012 and 2011, respectively, was as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total stock-based compensation	$5,136	$7,021
Tax impact(1)	(1,823)	765
Reduction in net income, net of tax	$3,313	$7,786
   ____________________

(1)	Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item “Decrease in income tax benefit payable to former stockholder” (see Note 8).
Stock-based compensation cost capitalized as a part of film costs was $4.5 million and $4.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.
The following tables set forth the number and weighted average grant-date fair value of equity awards granted during the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)
2012
Restricted stock and restricted stock units	137	$17.71
2011
Stock appreciation rights	35	$10.61
Restricted stock and restricted stock units	44	$28.40

As of March 31, 2012, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $72.3 million and will be amortized on a straight-line basis over a weighted average period of 1.8 years.

11.	Concentrations of Credit Risk
A substantial portion of the Company's revenue is derived directly from Paramount. Paramount represented approximately 88% and 78% of the Company's total revenue for the three-month periods ended March 31, 2012 and 2011, respectively.

12.	Related Party Transactions
The Company has entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company's Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg's Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 46 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the three months ended March 31, 2012 and 2011, costs incurred for use of this plane were not material.
From time to time, the Company uses a private airplane that is owned by David Geffen, a former director and one of the Company's controlling stockholders, for Company business. The Company's use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related charges, such as crew expenses, catering and landing fees. During the three months ended March 31, 2012 and 2011, costs incurred for use of this plane were not material.
Consulting Agreement with David Geffen
The Company has entered into a consulting agreement with David Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company's operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party. During each of the three months ended March 31, 2012 and 2011, the Company incurred $0.5 million related to this agreement. As of March 31, 2012, the Company had also recorded a prepaid asset of $0.5 million related to this agreement.

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

14.	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income	$9,074	$8,794
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,048	84,267
Less: Unvested restricted stock	(95)	(129)
Denominator for basic calculation	83,953	84,138
Weighted average effects of dilutive stock-based compensation awards:
Employee stock options and stock appreciation rights	—	128
Restricted stock awards	889	891
Denominator for diluted calculation	84,842	85,157
Net income per share—basic	$0.11	$0.10
Net income per share—diluted	$0.11	$0.10

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
Options to purchase shares of common stock and restricted stock awards	3,076	2,370
Stock appreciation rights	5,268	4,829
Total	8,344	7,199

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of March 31, 2012 nor 2011:

	Three Months Ended
	March 31,
	2012	2011
Options to purchase shares of common stock and restricted stock awards	806	890
Stock appreciation rights	800	800
Total	1,606	1,690

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Quarterly Report on Form 10-Q (the “Quarterly Report”) contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our 2011 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.
Our Business and Distribution and Servicing Arrangements
Our business is primarily devoted to developing, producing and exploiting animated feature films and their associated characters, as well as creating television specials/series and live performances based on such characters. Our films are distributed in the worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Under the Paramount Agreements, Paramount is obligated to provide theatrical distribution and home entertainment fulfillment services with respect to films available for release on or before December 31, 2012. Additionally, with respect to each film for which Paramount has rendered fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release. We are currently considering a variety of alternative arrangements for the distribution of our films beginning in 2013, including similar arrangements with other potential distribution entities and service providers and self-distribution with respect to some or all of our business. We expect to make a decision in the second half of 2012. For a description of the terms of the Paramount Agreements, please see “Part I—Item 1—Business—Distribution and Servicing Arrangements” in our 2011 Form 10-K.
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
In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product companies, home entertainment companies, theme parks, cruise ships and hotels worldwide. We have also entered into business activities beyond our core feature film business, including the development, production and licensing of animated television specials/series and live performances. Certain revenue and cost activities related to our live performances and our television specials/series are not subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. Beginning in the third quarter of 2012, we expect the revenue (as well as operating cost) from our live performances business may represent a larger portion of our financial results as we expect to launch a live arena touring show based on the characters in our feature film How to Train Your Dragon. This show had a limited international launch at the end of March 2012, and is currently scheduled to debut in the United States at the end of June 2012. We considered the initial public performances of the show to be incidental to the primary operations of the tour. Under our accounting policy, we record revenues generated during this period, in excess of expenses attributable to the incidental operations, as a reduction to capitalized inventory costs. Such amounts recorded during the three months ended March 31, 2012 were not material.
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

For a detailed description of our revenues and operating expenses, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs” in our 2011 Form 10-K.
Our films are distributed in foreign countries and, in recent years, we have derived on average 64% of our worldwide box office and 53% of our feature film revenue from foreign countries. A significant amount of our transactions in foreign countries are conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2011 Form 10-K.
Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributor fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuate depending on when each title is made available. Furthermore, revenues related to our television specials/series fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television special/series broadcasts. As a result, our annual or quarterly operating results, as well as our cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations
Overview of Financial Results
The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of income. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$136.1	$108.0	$28.1	26.0%
Costs of revenues	96.5	72.0	24.5	34.0%
Product development	1.1	0.2	0.9	NM
Selling, general and administrative expenses	27.5	30.1	(2.6)	(8.6)%
Operating income	11.0	5.7	5.3	93.0%
Interest income, net	0.6	0.2	0.4	200.0%
Other income, net	2.5	2.0	0.5	25.0%
Decrease in income tax benefit payable to former stockholder	0.1	4.6	(4.5)	(97.8)%
Income before income taxes	14.2	12.5	1.7	13.6%
Provision for income taxes	5.1	3.7	1.4	37.8%
Net income	$9.1	$8.8	$0.3	3.4%
Diluted net income per share	$0.11	$0.10	$0.01	10.0%
Diluted shares used in computing diluted net income per share	84.8	85.2		(0.5)%
  ____________________
NM: Not meaningful

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues ($ in millions)
$0
$10
$20
$30
$40
$50
$60
$70
$80
$90
$100
$110
$120
$130
$140
$150
$136.1
Puss in Boots, $73.6
Kung Fu Panda 2, $14.1
Megamind, $5.0
Shrek Forever After, $2.5
Library, $27.4
All Other, $13.5
64.5%
5.5%
20.1%
9.9%
$108.0
Megamind, $18.1
Shrek Forever After, $19.9
How to Train Your Dragon, $8.7
Library, $47.0
All Other, $14.3
43.3%
43.5%
13.2%
1Q 2012
1Q 2011
Current year theatrical releases(1)
Prior year theatrical releases(1)
Preceding year theatrical releases(1)
Library(1)
Other(2)

____________________

(1)
For each period shown, “Current year theatrical releases” consists of revenues attributable to films released in the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year and “Preceding year theatrical releases” consists of revenues attributable to films released during all previous periods and that are not yet part of our library. Titles are added to the “Library” category starting with the quarter of a title's second anniversary of the initial domestic theatrical release.

(2)
For each period shown, “All Other” consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in “All Other” are those generated from multi-property licenses of our characters (such as for use at theme parks, hotels or cruise ships), television specials/series and live performances, as well as revenues generated from sources that are non-film related.

Revenues. For the three months ended March 31, 2012, our revenue was $136.1 million, an increase of $28.1 million, or 26.0%, as compared to $108.0 million for the three months ended March 31, 2011. As illustrated in the revenue chart above, revenues contributed by the "Prior year theatrical releases" category were higher for the three months ended March 31, 2012 when compared to the same period of the prior year, primarily as a result of the stronger theatrical performance of our fourth quarter 2011 release, Puss in Boots, when compared to our fourth quarter 2010 release, Megamind. This increase in revenues was partially offset by lower revenues contributed by our library titles, as the first quarter of 2011 benefited from revenues generated by Madagascar: Escape 2 Africa and Kung Fu Panda in the free television market.
Revenue for the quarter ended March 31, 2012 was comprised of amounts earned by a variety of films. Our prior year theatrical release, Puss in Boots (released in the fourth quarter of 2011), contributed $73.6 million, or 54.1% of revenues, primarily earned in the international theatrical and domestic home entertainment markets. Our prior year theatrical release, Kung Fu Panda 2 (released in the second quarter of 2011), contributed $14.1 million, or 10.4%, to current quarter revenues, primarily earned in the international home entertainment, worldwide television and ancillary markets. Our library titles contributed $27.4 million, earned across several markets. Lastly, our "All Other" category contributed $13.5 million, which primarily consists of revenues attributable to the London version of our Shrek the Musical show, our television specials, as well as revenues generated from multi-property licenses of our characters.

Revenue for the quarter ended March 31, 2011 was primarily driven by Megamind, which contributed $18.1 million primarily earned in the worldwide theatrical and domestic home entertainment markets, and Shrek Forever After and How to Train Your Dragon, which contributed $19.9 million and $8.7 million, respectively, primarily earned in the worldwide home entertainment markets. Our library titles contributed $47.0 million which was largely driven by Kung Fu Panda and Madagascar: Escape 2 Africa, earned across several markets. Lastly, our “All Other” category contributed $14.3 million, which primarily consists of revenues attributable to our Shrek the Musical touring show, our television specials, as well as revenues generated from the multi-property licenses of our characters.
Costs of Revenues. Costs of revenues for the three months ended March 31, 2012 totaled $96.5 million, an increase of $24.5 million, compared to $72.0 million for the three months ended March 31, 2011. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 70.9% for the three months ended March 31, 2012 as compared to 66.7% for the three months ended March 31, 2011. This increase was attributable to amortization of our feature films (which are our primary source of revenues). We record film amortization for our feature films in the proportion that a title’s revenue during the period bears to its estimated remaining total revenue to be recognized from all sources (“Ultimate Revenue"). In recent years, the Company has generally experienced a significant decline in the Ultimate Revenues attributable to its theatrical releases, primarily as a result of declining sales in the home entertainment market, as well as a shift in box office performance towards international territories, which tend to contribute less in post-theatrical revenues relative to the domestic market. During the three months ended March 31, 2012, the continued decline in our Ultimate Revenues (for a variety of films across the "Prior year theatrical releases" and "Preceding year theatrical releases" categories) resulted in overall increased amortization rates of our capitalized inventory costs in proportion to the declines in Ultimate Revenue, and therefore, led to an increase in our costs of revenues.
Product Development. Product development costs increased $0.9 million to $1.1 million for the quarter ended March 31, 2012 from $0.2 million for the quarter ended March 31, 2011. Product development costs primarily represent research and development costs related to our technology initiatives.
Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $2.6 million to $27.5 million (including $4.9 million of stock-based compensation expense) for the quarter ended March 31, 2012 from $30.1 million (including $6.7 million of stock-based compensation expense) for the quarter ended March 31, 2011. This aggregate 8.6% decrease was mainly attributable to $2.6 million of lower incentive compensation expense (including stock-based compensation), primarily as a result of changes in our incentive compensation structure, and $1.4 million of lower bad debt expense. These decreases were partially offset by $1.4 million of increased professional fees and other selling, general and administrative expenses, none of which were individually material.
Operating Income. Operating income increased to $11.0 million for the three months ended March 31, 2012 compared to $5.7 million for the three months ended March 31, 2011. This $5.3 million, or 93.0%, increase, was driven by reduced selling, general and administrative expenses (as described above), as well as higher revenues that resulted from the strong theatrical performance of our film Puss in Boots (refer to the discussion under "Revenues"). The overall increase in operating income was partially offset by an increase in costs of revenues that was driven by higher film amortization rates (as described above).
Interest Income, Net. For the three months ended March 31, 2012 and 2011, the amounts recorded as interest income (net) were immaterial.
Other Income, Net. For the three months ended March 31, 2012 and 2011, other income was $2.5 million and $2.0 million, respectively. Other income in both years consisted primarily of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.
Decrease in Income Tax Benefit Payable to Former Stockholder. As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our 2004 initial public offering (“Tax Basis Increase”), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As discussed in “—Critical Accounting Policies and Estimates—Provision for Income Taxes” of our 2011 Form 10-K, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.
For the three months ended March 31, 2012, we recorded $0.1 million as a decrease in income tax benefit payable to the former stockholder in our income statement as a result of our ability to claim certain tax deductions during the current period. For the three months ended March 31, 2011, we recorded $4.6 million as a decrease in income tax benefit payable to the former stockholder in our income statement as a result of our determination during the period of our ability to claim certain tax deductions related to prior years.
Provision for Income Taxes. For the three months ended March 31, 2012, we recorded a provision for income taxes of $5.1 million, or an effective tax rate of 36.3%. For the three months ended March 31, 2011, we recorded a provision for income taxes of $3.7 million, or an effective tax rate of 47.0%. When our provision for income taxes is combined with the amounts associated with the Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the three months ended March 31, 2012 and 2011 were 35.5% and (10.9)%, respectively. Each of our effective tax rate and our combined effective tax rate for March 31, 2012 was higher than the 35% statutory federal rate primarily as a result of the expiration of laws that previously allowed us to utilize certain federal tax credits. Each of our effective tax rate and our combined effective tax rate for the quarter ended March 31, 2011 varied from the 35% statutory federal rate because of the Company's ability to benefit from certain prior year tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above.
Net Income. Net income for the three months ended March 31, 2012 was $9.1 million, or $0.11 per diluted share, as compared to a net income of $8.8 million, or $0.10 net income per diluted share, in the corresponding period in 2011.

Financing Arrangements
There were no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K.
As of March 31, 2012, we were in compliance with all applicable financial debt covenants.
For a more detailed description of our various financing arrangements, please see Note 7 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2011 Form 10-K.

Liquidity and Capital Resources
Current Financial Condition
Cash generated from our operating activities and cash on hand during the three months ended March 31, 2012 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g. selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments) and capital expenditures.

As of March 31, 2012, we had cash and cash equivalents totaling $89.4 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at March 31, 2012 decreased by $26.7 million from that of $116.1 million at December 31, 2011. Components of this change in cash for the three months ended March 31, 2012, as well as for the three months ended March 31, 2011, are provided below in more detail.
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash used in operating activities	$(14,650)	$(44,167)

During the three months ended March 31, 2012, our main source of cash from operating activities was attributable to the collection of revenue from Paramount related to Puss in Boots's worldwide theatrical and domestic television revenues, Kung Fu Panda 2's worldwide home entertainment revenues, Megamind's international television revenues and, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the first three months of 2012 was primarily attributable to $18.7 million paid related to annual incentive compensation payments, as well as $14.2 million paid to an affiliate of a former stockholder related to tax benefits realized in 2012 from the Tax Basis Increase. These cash payments fluctuate based on our financial results and, as a result, decreased $19.5 million and $13.7 million, respectively, when compared to the cash payments made during the quarter ended March 31, 2011. The cash from operating activities was also partially offset by production spending for our films, television specials/

series and live performances, as well as participation and residual payments.

During the three months ended March 31, 2011, our main source of cash from operating activities was attributable to collections of revenues from Paramount related to Megamind’s domestic television and worldwide theatrical revenues, Shrek Forever After's and How to Train Your Dragon’s domestic television and worldwide home entertainment revenues, Shrek the Third’s worldwide television and home entertainment revenues, Bee Movie’s worldwide television revenues and, to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Net cash used in operating activities for the first three months of 2011 was primarily attributable to $38.2 million paid related to annual incentive compensation payments, as well as $27.9 million paid to an affiliate of a former stockholder related to tax benefits realized in 2011 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash used in investing activities	$(11,823)	$(8,075)

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was primarily related to the investment in property, plant and equipment. The increase in cash used in our investment in property, plant and equipment was primarily attributable to the expansion of our facilities in Redwood City.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash used in financing activities	$(255)	$(25,444)

Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was primarily comprised of repurchases of our Class A common stock. During the three months ended March 31, 2012, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations related to the vesting of restricted stock awards.

Contractual Obligations

During the first quarter of 2012, we entered into agreements with third party contractors related to improvements to our Redwood City facility. As of March 31, 2012, our remaining contractual obligations related to the renovations of the Redwood City facility were approximately $16.2 million. There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K.
As of March 31, 2012, we had non-cancelable talent commitments totaling approximately $16.7 million that are payable over the next five years.

Critical Accounting Policies and Estimates
Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2011 Form 10-K. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film, television and live performance productions, estimates of relative selling price of our products for purposes of revenue allocation in multiple deliverable arrangements, estimates of product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in our financial statements, loss contingencies, and estimates used in the determination of the fair value of stock options and other equity-based awards for the determination of stock-based compensation. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes there have been no material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please see Note 2 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market and Exchange Rate Risk
For quantitative and qualitative disclosures about our interest rate, foreign currency, and credit risks, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk,” of our 2011 Form 10-K. Exposure to our interest rate, foreign currency and credit risks has not changed materially since December 31, 2011.

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
Information concerning certain risks and uncertainties appears in “Part I—Item 1A—Risk Factors” of the Company’s 2011 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.
During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2011 Form 10-K or filings subsequently made with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its Class A common stock for the three months ended March 31, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
January 1–January 31, 2012	—	$—	—	$125,000,000
February 1–February 29, 2012	—	$—	—	$125,000,000
March 1–March 31, 2012	—	$—	—	$125,000,000
Total	—	$—	—
 ____________________

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: May 2, 2012	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.