Form 10-Q
period 2012-06-30
DreamWorks Animation SKG, Inc.
filed 2012-08-01
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of July 20, 2012, there were 73,471,418 shares of Class A common stock and 10,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$81,176	$116,093
Trade accounts receivable, net of allowance for doubtful accounts	69,977	72,456
Income taxes receivable	4,471	3,960
Receivable from Paramount, net of allowance for doubtful accounts	203,869	214,647
Film and other inventory costs, net	960,505	882,646
Prepaid expenses	30,941	20,842
Other assets	12,052	13,023
Property, plant and equipment, net of accumulated depreciation and amortization	193,209	172,511
Deferred taxes, net	237,266	248,519
Goodwill	34,216	34,216
Total assets	$1,827,682	$1,778,913
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,557	$3,283
Accrued liabilities	112,996	105,505
Payable to former stockholder	279,804	294,397
Deferred revenue and other advances	35,333	19,032
Total liabilities	433,690	422,217
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 98,841,174 and 98,333,454 shares issued, as of June 30, 2012 and December 31, 2011, respectively	988	983
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 10,838,731 shares issued and outstanding, as of June 30, 2012 and December 31, 2011, respectively	108	108
Additional paid-in capital	1,042,938	1,023,405
Accumulated other comprehensive loss	(918)	(1,041)
Retained earnings	1,075,582	1,053,736
Less: Class A Treasury common stock, at cost, 25,369,756 and 25,139,548 shares, as of June 30, 2012 and December 31, 2011, respectively	(724,706)	(720,495)
Total stockholders’ equity	1,393,992	1,356,696
Total liabilities and stockholders’ equity	$1,827,682	$1,778,913

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Revenues	$162,803	$218,255	$298,887	$326,292
Costs of revenues	114,247	141,311	210,747	213,338
Gross profit	48,556	76,944	88,140	112,954
Product development	1,340	255	2,474	423
Selling, general and administrative expenses	30,816	29,554	58,281	59,683
Operating income	16,400	47,135	27,385	52,848
Interest income, net	616	44	1,184	260
Other income, net	1,326	2,060	3,842	4,060
Decrease in income tax benefit payable to former stockholder	283	175	392	4,764
Income before income taxes	18,625	49,414	32,803	61,932
Provision for income taxes	5,853	15,341	10,957	19,065
Net income	$12,772	$34,073	$21,846	$42,867
Basic net income per share	$0.15	$0.41	$0.26	$0.51
Diluted net income per share	$0.15	$0.40	$0.26	$0.51
Shares used in computing net income per share
Basic	84,125	83,384	84,031	83,759
Diluted	84,893	84,565	84,807	84,854

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$12,772	$34,073	$21,846	$42,867
Other comprehensive income, net of tax:
Foreign currency translation (losses) gains	(378)	(338)	123	(232)
Comprehensive income	$12,394	$33,735	$21,969	$42,635

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Operating activities
Net income	$21,846	$42,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and write-off of film and other inventory costs	176,990	172,568
Stock-based compensation expense	10,515	15,546
Depreciation and amortization	2,054	1,689
Revenue earned against deferred revenue and other advances	(32,544)	(49,360)
Deferred taxes, net	11,253	26,702
Changes in operating assets and liabilities:
Trade accounts receivable	3,571	15,524
Receivable from Paramount	10,790	12,449
Film and other inventory costs	(233,496)	(233,897)
Prepaid expenses and other assets	(10,749)	(1,374)
Accounts payable and accrued liabilities	4,805	(35,455)
Payable to former stockholder	(14,593)	(32,665)
Income taxes payable/receivable, net	(276)	(8,739)
Deferred revenue and other advances	58,501	71,166
Net cash provided by (used in) operating activities	8,667	(2,979)
Investing activities
Purchases of non-marketable securities	(150)	—
Purchases of property, plant and equipment	(39,348)	(21,347)
Net cash used in investing activities	(39,498)	(21,347)
Financing activities
Deferred financing costs	—	(338)
Purchase of treasury stock	(4,165)	(25,660)
Net cash used in financing activities	(4,165)	(25,998)
Effect of exchange rate changes on cash and cash equivalents	79	(331)
Decrease in cash and cash equivalents	(34,917)	(50,655)
Cash and cash equivalents at beginning of period	116,093	163,819
Cash and cash equivalents at end of period	$81,176	$113,164
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of amounts refunded	$610	$1,384
Cash paid during the period for interest, net of amounts capitalized	$395	$290

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
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
Basis of Presentation and Use of Estimates
The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. During the quarter ended June 30, 2012, the Company determined that it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on characters from its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. As of June 30, 2012, the Company's consolidated financial statements included the activities of the VIE, including approximately $3.0 million of operating expenses incurred during the three and six months ended June 30, 2012, which are classified in costs of revenues. Live performances of the production commenced on June 27, 2012. The Company expects that the VIE may have a material impact beginning in the quarter ending September 30, 2012 once the live performances have been operating for a full fiscal quarter.
The accompanying unaudited financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2012 presentation.
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

The fair value of cash and cash equivalents, accounts payable and advances approximates carrying value due to the short-term maturity of such instruments. As of June 30, 2012, the fair value and carrying value of trade accounts receivable was $68.4 million and $70.0 million, respectively.

The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheet. The fair value of these investments at June 30, 2012 and December 31, 2011 was measured based on quoted prices in active markets.

3.	Film and Other Inventory Costs
Film, television, live performance and other inventory costs consist of the following (in thousands):

	June 30, 2012	December 31, 2011
In release, net of amortization(1)	$448,592	$398,670
Completed, not released(2)	14,491	—
In production(3)	464,251	458,019
In development	33,171	25,957
Total film, television, live performance and other inventory costs, net	$960,505	$882,646
 ____________________

(1)
Includes $43.7 million and $18.5 million of live performance costs at June 30, 2012 and December 31, 2011, respectively. On June 27, 2012, the Company's touring show based on its film How to Train Your Dragon debuted in the U.S. Accordingly, the capitalized costs related to the show were classified as "In release" as of June 30, 2012. The operating results of the initial U.S. performances were immaterial during the quarter ended June 30, 2012.

(2)
As of June 30, 2012, consists of a Valentine's Day themed television special (based on characters from the Company's feature film Madagascar) that is currently scheduled to be released in the quarter ending March 31, 2013.

(3)	Includes $5.6 million and $27.1 million of live performance costs at June 30, 2012 and December 31, 2011, respectively.
The Company anticipates that 51% and 85% of the above “in release” film costs as of June 30, 2012 will be amortized over the next 12 months and three years, respectively.

4.	Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Employee compensation	$34,654	$35,149
Participations and residuals	38,788	37,770
Deferred rent	5,949	6,348
Other accrued liabilities	33,605	26,238
Total accrued liabilities	$112,996	$105,505

As of June 30, 2012, the Company estimates that over the next 12 months it will pay approximately $21.2 million of its accrued participation and residual costs.

5.	Deferred Revenue and Other Advances
The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of June 30, 2012 and December 31, 2011 and the related amounts earned and either recorded as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands):

			Amounts Earned
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Home Box Office Inc. Advance(1)	$15,000	$—	$15,000	$30,000	15,000	30,000
Licensing Advances	939	3,939	3,750	6,012	3,750	6,024
Deferred Revenue	14,449	11,681	4,249	3,340	4,640	3,678
Strategic Alliance/Development Advances(2)	4,166	1,667	6,551	6,549	13,101	13,100
Other Advances	779	1,745	5,246	5,233	5,709	6,193
Total deferred revenue and other advances	$35,333	$19,032
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

(2)
Of the total amounts earned against the “Strategic Alliance/Development Advances,” $2.6 million and $3.1 million, respectively, for the three months ended June 30, 2012 and 2011, and $7.4 million and $7.7 million, respectively, for the six months ended June 30, 2012 and 2011, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended June 30, 2012 and 2011, of the total amounts earned against the "Strategic Alliance/Development Advances," $1.1 million and $1.8 million were recorded as a reduction to other assets.

6.	Financing Arrangements
Revolving Credit Facility. The Company has a revolving credit facility with a number of banks which expires in June 2013. In May 2011, pursuant to the terms of the revolving credit facility agreement, the Company and the facility banks agreed to increase the total amount that can be drawn upon from $125.0 million to a maximum of $200.0 million. Borrowings are secured by substantially all of the Company's assets. There was no debt outstanding during the six months ended June 30, 2012 and 2011. The revolving credit facility requires the Company to maintain a specified leverage ratio and, subject to specific exceptions, prohibits the Company from taking certain actions without the lenders' consent, such as granting liens or entering into any merger or other significant transaction. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to i) either the lending banks' base rate plus 0.50% per annum or ii) LIBOR plus 1.50% per annum. Interest costs incurred as a result of the commitment fee were $0.2 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively. Interest costs incurred as a result of the commitment fee were $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.
As of June 30, 2012, the Company was in compliance with all applicable financial debt covenants.

7.	Income Taxes
Set forth below is a reconciliation of the components that caused the Company's provision for income taxes (including the income statement line item “Decrease in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011(3)	2012	2011(2)(3)
Provision for income taxes (combined with decrease in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(4.1)	(1.1)	(1.4)	0.7
Export sales exclusion/manufacturer's deduction	(3.3)	(1.6)	(3.1)	(9.3)
Increase of valuation allowance	—	—	—	1.3
Tax differential on foreign earnings	2.7	—	1.5	—
Other	0.1	(1.5)	0.6	(2.7)
Total provision for income taxes (combined with decrease in income tax benefit payable to former stockholder)(1)	30.4%	30.8%	32.6%	25.0%
Less: decrease in income tax benefit payable to former stockholder(1)
U.S. state taxes, net of Federal benefit	(0.1)	—	(0.2)	4.8
Export sales exclusion/manufacturer's deduction	3.1	1.8	2.9	4.4
Other	(1.5)	(1.4)	(1.5)	(0.8)
Total decrease in income tax benefit payable to former stockholder(1)	1.5%	0.4%	1.2%	8.4%
Total provision for income taxes	31.9%	31.2%	33.8%	33.4%
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

(2)	Includes an aggregate benefit of $4.3 million related to the Company's establishment of a position, during the quarter ended March 31, 2011, claiming certain tax deductions related to prior years.

(3)	Certain reclassifications, including the tax impact of a non-recurring item included in "Other," have been made to the prior period presentation to conform to current period presentation.

The California Franchise Tax Board ("FTB") concluded its audit of the Company's California state tax return for the period ended December 31, 2004. The Company's California state tax returns for the years ended December 31, 2005 through 2007 are currently under examination by the FTB, and all subsequent tax years remain open to audit. The Internal Revenue Service (“IRS”) had previously concluded its audits of the Company's federal income tax return for the periods through December 31, 2006. The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the IRS, and all subsequent tax years remain open to audit.

8.	Stockholders’ Equity
Class A Common Stock
Stock Repurchase Program. In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three months ended June 30, 2012 and 2011, and during the six months ended June 30, 2012, the Company did not repurchase any of its outstanding stock. During the six months ended June 30, 2011, the Company repurchased 0.9 million shares of its outstanding Class A Common Stock for $25.0 million. As of June 30, 2012, the Company's remaining authorization under the stock repurchase program was $125.0 million.

9.	Stock-Based Compensation
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

Generally, equity awards are forfeited by employees who terminate prior to vesting. However, certain employment contracts for certain executive officers provide for the acceleration of vesting in the event of a change in control or specified termination events. In addition, the Company has granted equity awards of stock appreciation rights and restricted shares subject to market-based conditions. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.
The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June 30, 2012 and 2011, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total stock-based compensation	$5,379	$8,525	$10,515	$15,546
Tax impact(1)	(1,635)	(2,626)	(3,427)	(3,887)
Reduction in net income, net of tax	$3,744	$5,899	$7,088	$11,659
   ____________________

(1)	Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item “Decrease in income tax benefit payable to former stockholder” (see Note 7).
Stock-based compensation cost capitalized as a part of film costs was $4.6 million and $4.4 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $9.1 million and $8.6 million for the six-month periods ended June 30, 2012 and 2011, respectively.
The following tables set forth the number and weighted average grant-date fair value of equity awards granted during the three- and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2012
Restricted stock and restricted stock units	154	$17.55	291	$17.62
2011
Stock appreciation rights	270	$10.30	305	$10.34
Restricted stock and restricted stock units	245	$26.52	290	$26.80

As of June 30, 2012, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $64.6 million and will be amortized on a straight-line basis over a weighted average period of 1.8 years.

10.	Concentrations of Credit Risk
A substantial portion of the Company's revenue is derived directly from Paramount. Paramount represented approximately 81% and 88% of the Company's total revenue for the three-month periods ended June 30, 2012 and 2011, respectively, and 84% for each of the six-month periods ended June 30, 2012 and 2011, respectively.

11.	Related Party Transactions
The Company has entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company's Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg's Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 46 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the three and six months ended June 30, 2012 and 2011, costs incurred for use of this plane were not material.
From time to time, the Company uses a private airplane that is owned by David Geffen, a former director and one of the Company's controlling stockholders, for Company business. The Company's use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related charges, such as crew expenses, catering and landing fees. During the three and six months ended June 30, 2012 and 2011, costs incurred for use of this plane were not material.
Consulting Agreement with David Geffen
The Company has entered into a consulting agreement with David Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company's operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party. During each of the six months ended June 30, 2012 and 2011, the Company incurred $1.0 million related to this agreement. As of June 30, 2012, the Company had also recorded a prepaid asset of $0.5 million related to this agreement.

12.	Commitments and Contingencies
Legal Proceedings. From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to the Company's feature films and other commercial activities, which could cause the Company to incur significant expenses or prevent the Company from releasing a film or other properties. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company's feature films and other properties, which may affect the Company's ability to continue to do so. Furthermore, from time to time the Company may introduce new products or services, including in areas where it currently does not compete, which could increase its exposure to litigation and claims by competitors, consumers or other intellectual property owners. Defending intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material effect on its financial position, results of operations or liquidity.

13.	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$12,772	$34,073	$21,846	$42,867
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,220	83,513	84,133	83,914
Less: Unvested restricted stock	(95)	(129)	(102)	(155)
Denominator for basic calculation	84,125	83,384	84,031	83,759
Weighted average effects of dilutive stock-based compensation awards:
Employee stock options and stock appreciation rights	—	56	—	94
Restricted stock awards	768	1,125	776	1,001
Denominator for diluted calculation	84,893	84,565	84,807	84,854
Net income per share—basic	$0.15	$0.41	$0.26	$0.51
Net income per share—diluted	$0.15	$0.40	$0.26	$0.51

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options to purchase shares of common stock and restricted stock awards	2,870	2,468	2,929	2,445
Stock appreciation rights	4,655	5,033	4,962	4,909
Total	7,525	7,501	7,891	7,354

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of June 30, 2012 nor 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options to purchase shares of common stock and restricted stock awards	356	890	356	890
Stock appreciation rights	—	800	—	800
Total	356	1,690	356	1,690

14.	Subsequent Events

On July 20, 2012, the Company entered into a Securities Purchase Agreement with Boomerang Media Holdings I LLC ("Seller") and Boomerang Media Holdings II LLC ("Boomerang"), pursuant to which the Company will acquire all the issued and outstanding equity securities of Boomerang. Boomerang, through its wholly-owned subsidiaries, is the sole owner of Classic Media. Boomerang and Classic Media are primarily engaged in the acquisition and exploitation of character-based family entertainment properties across television, home entertainment, merchandising, music and other forms of media. They have acquired, licensed or created intellectual property rights in relation to a number of characters including Veggie Tales, Casper, Lassie, Barbie, Postman Pat, Tinga Tinga Tales, Frosty and Rudolph, the Red-Nosed Reindeer.

The Company will pay an aggregate purchase price of $155.0 million in cash at closing, which includes amounts to be used to retire Boomerang's outstanding indebtedness and is subject to customary working capital adjustments. The acquisition will be accounted for as a purchase, with the results of operations of Boomerang included in the Company's consolidated results starting from the closing date. The Company anticipates that the closing date of the acquisition will occur during the quarter ending September 30, 2012.

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
Our Business and Distribution and Servicing Arrangements
Our business is primarily devoted to developing, producing and exploiting animated feature films and their associated characters, as well as creating television specials/series and live performances based on such characters. Our films are distributed in the worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Under the Paramount Agreements, Paramount is obligated to provide theatrical distribution and home entertainment fulfillment services with respect to films available for release on or before December 31, 2012. Additionally, with respect to each film for which Paramount has rendered fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release. We are currently in discussions with potential distribution entities and service providers for the distribution of our films beginning in 2013. We are also considering other alternative arrangements, including self-distribution with respect to some or all of our business. We expect to make a decision in the second half of 2012. For a description of the terms of the Paramount Agreements, please see “Part I—Item 1—Business—Distribution and Servicing Arrangements” in our 2011 Form 10-K.
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
In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product companies, home entertainment companies, theme parks, cruise ships and hotels worldwide. We have also entered into business activities beyond our core feature film business, including the development, production and licensing of animated television specials/series and live performances. Certain revenue and cost activities related to our live performances and our television specials/series are not subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. Beginning in the quarter ending September 30, 2012, we expect the revenue (as well as operating cost) from our live performances business may represent a larger portion of our financial results as we launched a live arena touring show based on the characters in our feature film How to Train Your Dragon on June 27, 2012. This show had a limited international launch at the end of March 2012. The operating results of the initial U.S. performances were immaterial during the quarter ended June 30, 2012.
Our primary operating expenses include:

•
Costs of Revenues—Our costs of revenues primarily include the amortization of capitalized costs related to feature films, television specials/series and live performances (which consist of production, overhead and interest costs), participation and residual costs for our feature films and television specials/series and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements with Paramount, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films would be included in our costs of revenues to the extent that we caused Paramount to make additional expenditures in excess of agreed amounts. Additionally, we may incur certain distribution and marketing costs related to our future films with expected release dates subsequent to the output term of our current distribution arrangement with Paramount. To the extent that we incur such costs, we would include them in our costs of revenues for the period in which the costs are incurred.

Our television specials/series are typically not subject to the Paramount Agreements, and accordingly, we may directly incur distribution and marketing costs, which are classified as costs of revenues. In addition, costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs. Our costs of revenues also include marketing and other operating costs related to our live performance business.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$162.8	$218.3	$(55.5)	(25.4)%	$298.9	$326.3	$(27.4)	(8.4)%
Costs of revenues	114.2	141.3	(27.1)	(19.2)%	210.7	213.3	(2.6)	(1.2)%
Product development	1.3	0.3	1.0	NM	2.5	0.4	2.1	NM
Selling, general and administrative expenses	30.8	29.6	1.2	4.1%	58.3	59.7	(1.4)	(2.3)%
Operating income	16.4	47.1	(30.7)	(65.2)%	27.4	52.8	(25.4)	(48.1)%
Interest income, net	0.6	—	0.6	NM	1.2	0.2	1.0	NM
Other income, net	1.3	2.1	(0.8)	(38.1)%	3.8	4.1	(0.3)	(7.3)%
Decrease in income tax benefit payable to former stockholder	0.3	0.2	0.1	50.0%	0.4	4.8	(4.4)	(91.7)%
Income before income taxes	18.6	49.4	(30.8)	(62.3)%	32.8	61.9	(29.1)	(47.0)%
Provision for income taxes	5.8	15.3	(9.5)	(62.1)%	11.0	19.0	(8.0)	(42.1)%
Net income	$12.8	$34.1	$(21.3)	(62.5)%	$21.8	$42.9	$(21.1)	(49.2)%
Diluted net income per share	$0.15	$0.40	$(0.25)	(62.5)%	$0.26	$0.51	$(0.25)	(49.0)%
Diluted shares used in computing diluted net income per share	84.9	84.6		0.4%	84.8	84.9		(0.1)%
  ____________________
NM: Not meaningful

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues ($ in millions)
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
$162.8
Madagascar 3, $54.8
33.7%
Puss in Boots, $22.8
42.5%
Kung Fu Panda 2, $46.4
0.9%
Megamind, $1.4
16.8%
Library, $27.4
6.1%
All Other, $10.0
2Q 2012
$218.3
Kung Fu Panda 2, $55.8
25.6%
Megamind, $19.7
44.0%
Shrek Forever After, $34.9
How to Train Your Dragon, $41.4
Library, $53.4
24.4%
All Other, $13.1
6.0%
2Q 2011
Current year theatrical releases(1)
Prior year theatrical releases(1)
Preceding year theatrical releases(1)
Library(1)
Other(2)

______________

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

Revenues. For the three months ended June 30, 2012, our revenue was $162.8 million, a decrease of $55.5 million, or 25.4%, as compared to $218.3 million for the three months ended June 30, 2011. As illustrated in the revenue chart above, revenues generated by Madagascar 3 during the three months ended June 30, 2012 were consistent with the amount of revenues generated by Kung Fu Panda 2 during the same period of the prior year. Although each title had its domestic theatrical release in the second quarter of the year in which it released, Madagascar 3 was not released in several major international territories in the second quarter of 2012 due to the summer Olympics, whereas in the second quarter of 2011, Kung Fu Panda 2 was released theatrically in the majority of the international territories. The Company currently expects that Madagascar 3 will be released in all remaining international territories throughout the remainder of 2012. In addition, revenues contributed by the "Prior year theatrical release" category declined in the second quarter of 2012 as compared to the second quarter of 2011 as a result of the decrease in the number of films that comprise 2012's "Prior year theatrical release" category compared to 2011's "Prior year theatrical release" category. Additionally, revenues from our library titles decreased because the second quarter of 2011 benefited from revenues generated by Madagascar: Escape 2 Africa in the international free television market. Our feature film titles are generally released into the international free television market two and a half years after the title's initial domestic theatrical release. As we only released one film in 2009 (whereas we typically release at least two films each year), the international free television market contributed a lesser amount of revenues during the three months ended June 30, 2012 when compared to the same period of the prior year.

Revenue for the quarter ended June 30, 2012 was comprised of amounts earned by a variety of films. Our current year theatrical release, Madagascar 3 (released in June 2012), contributed $54.8 million, or 33.7% of revenues, primarily earned in the worldwide theatrical market. Our prior year theatrical release, Puss in Boots (released in the fourth quarter of 2011), contributed $22.8 million, or 14.0% of revenues, primarily earned in the international home entertainment market. Our prior year theatrical release, Kung Fu Panda 2 (released in the second quarter of 2011), contributed $46.4 million, or 28.5%, to current quarter revenues, primarily earned in the digital and worldwide television markets. Our preceding year theatrical release, Megamind, contributed $1.4 million of revenues primarily earned in the international home entertainment market. Our library titles contributed $27.4 million, earned across several markets. Lastly, our "All Other" category contributed $10.0 million, which primarily consists of revenues attributable to the London version of our Shrek the Musical show.
Revenue for the quarter ended June 30, 2011 was comprised of amounts earned by a variety of films. Kung Fu Panda 2, contributed $55.8 million, or 25.6%, of revenues, primarily earned in the worldwide theatrical markets. Our 2011 "Prior year theatrical releases" contributed an aggregate of $96.0 million, or 44.0%, to current quarter revenues, and were primarily earned in the worldwide television and home entertainment markets. Our library titles contributed $53.4 million which was largely driven by Madagascar: Escape 2 Africa (primarily earned in the international television market) and Shrek the Third (primarily earned in the television market). Lastly, our "All Other" category contributed $13.1 million, which primarily consists of revenue attributable to the London and touring versions of our Shrek the Musical show.
Costs of Revenues. Costs of revenues for the three months ended June 30, 2012 totaled $114.2 million, a decrease of $27.1 million, compared to $141.3 million for the three months ended June 30, 2011. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 70.2% for the three months ended June 30, 2012 as compared to 64.7% for the three months ended June 30, 2011. The increase in amortization as a percentage of revenues for the three months ended June 30, 2012 was partially due to the overall stronger combined performance of the films that comprise 2011's "Prior year theatrical release" category compared to the overall combined performance of the films that comprise 2012's "Prior year theatrical release" category. Additionally, costs of revenues as a percentage of revenues increased 2% as a result of operating expenses incurred, prior to the U.S. debut, with respect to our live arena touring show based on characters in our feature film How to Train Your Dragon. As described previously under the section titled "Our Revenues and Costs," revenues or expenses related to the initial U.S. shows were immaterial to the three months ended June 30, 2012.
Product Development. Product development costs increased $1.0 million to $1.3 million for the quarter ended June 30, 2012 from $0.3 million for the quarter ended June 30, 2011. Product development costs primarily represent research and development costs related to our technology initiatives.
Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $1.2 million to $30.8 million (including $5.2 million of stock-based compensation expense) for the quarter ended June 30, 2012 from $29.6 million (including $8.4 million of stock-based compensation expense) for the quarter ended June 30, 2011. This aggregate 4.1% increase was mainly attributable to $3.7 million of higher professional fees primarily associated with our new business initiatives, offset by $3.7 million of lower executive incentive compensation expense (including stock-based compensation), partially resulting from changes in our incentive compensation structure implemented in 2011, as well as fluctuations in performance-based compensation expense that vary with changes in forecasts of the related performance metrics that will be achieved. The remaining increases related to other selling, general and administrative expenses, none of which were individually material.
Operating Income. Operating income decreased to $16.4 million for the three months ended June 30, 2012 compared to $47.1 million for the three months ended June 30, 2011. This $30.7 million, or 65.2%, decrease, was primarily driven by lower revenues contributed by our feature films titles (as described above), as well as an increase in amortization rates of films that comprise our "Prior year theatrical release" category (as described above).
Interest Income, Net. For the three months ended June 30, 2012 and 2011, the amounts recorded as interest income (net) were immaterial.
Other Income, Net. For the three months ended June 30, 2012 and 2011, other income (net of other expenses) was $1.3 million and $2.1 million, respectively. Other income in both years consisted primarily of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners. During the three months ended June 30, 2012, fluctuations in foreign currency exchange rates caused Other income (net of other expenses) to be lower when compared to the same period of the prior year.
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
For the three months ended June 30, 2012, we recorded $0.3 million as a decrease in income tax benefit payable to the former stockholder in our income statement as a result of our ability to claim certain tax deductions during the current period. For the three months ended June 30, 2011, we recorded $0.2 million as a decrease in income tax benefit payable to the former stockholder in our income statement as a result of our determination during the period of our ability to claim certain tax deductions related to prior years.
Provision for Income Taxes. For the three months ended June 30, 2012, we recorded a provision for income taxes of $5.8 million, or an effective tax rate of 31.9%. For the three months ended June 30, 2011, we recorded a provision for income taxes of $15.3 million, or an effective tax rate of 31.2%. When our provision for income taxes is combined with the amounts associated with the Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the three months ended June 30, 2012 and 2011 were 30.4% and 30.8%, respectively. Our effective tax rates and our combined effective tax rates for the quarter ended June 30, 2012 and 2011 were lower than the 35% statutory federal rate because of the Company's ability to benefit from certain tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above.
Net Income. Net income for the three months ended June 30, 2012 was $12.8 million, or $0.15 per diluted share, as compared to a net income of $34.1 million, or $0.40 net income per diluted share, in the corresponding period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Revenues ($ in millions)
$298.9
Madagascar 3, $54.8
18.3%
Puss in Boots, $96.4
52.5%
Kung Fu Panda 2, $60.5
Shrek Forever After, $2.5
Megamind, $6.5
3.0%
Library, $54.8
18.3%
All Other, $23.4
7.9%
$326.3
Kung Fu Panda 2, $55.8
17.1%
Megamind, $37.7
43.7%
Shrek Forever After, $54.8
How to Train Your Dragon, $50.0
Library, $100.5
30.8%
All Other, $27.5
8.4%
YTD 2Q 2012
YTD 2Q 2011
Current year theatrical releases(1)
Prior year theatrical releases(1)
Preceding year theatrical releases(1)
Library(1)
Other(2)

____________________

(1)
For each period shown, “Current year theatrical releases” consists of revenues attributable to films released in the current year, “Prior year theatrical releases” consists of revenues attributable to films released during the immediately prior year and “Preceding year theatrical releases” consists of revenues attributable to films released during all previous periods and that are not yet part of our library. Titles are added to the “Library” category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. During the six months ended June 30, 2012, Shrek Forever After (released in May 2010) generated $2.5 million of revenues prior to being added to the library in the second quarter of 2012.

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

Revenues. For the six months ended June 30, 2012, our revenue was $298.9 million, a decrease of $27.4 million, or 8.4%, as compared to $326.3 million for the six months ended June 30, 2011. As illustrated in the revenue chart above, revenues generated by Madagascar 3 during the six months ended June 30, 2012 were consistent with the amount of revenues generated by Kung Fu Panda 2 during the same period of the prior year. Although each title had its domestic theatrical release in the second quarter of the year in which it released, Madagascar 3 was not released in several major international territories in the second quarter of 2012 due to the summer Olympics, whereas in the second quarter of 2011, Kung Fu Panda 2 was released theatrically in the majority of the international territories. The Company currently expects that Madagascar 3 will be released in all remaining international territories throughout the remainder of 2012. Revenues contributed by the "Prior year theatrical releases" category were higher for the six months ended June 30, 3012 when compared to the same period of the prior year, primarily as a result of the stronger theatrical performance of our fourth quarter 2011 release, Puss in Boots, when compared to our fourth quarter 2010 release, Megamind. This increase in revenues was partially offset by lower revenues contributed by our library titles because the first six months of 2011 benefited from revenues generated by Madagascar: Escape 2 Africa and Kung Fu Panda in the international free television market. Our feature film titles are generally released into the international free television market two and a half years after the title's initial domestic theatrical release. As we only released one film in 2009 (whereas we typically release at least two films each year), the international free television market contributed a lesser amount of revenues during the six months ended June 30, 2012 when compared to the same period of the prior year.
Revenue for the six months ended June 30, 2012 was comprised of amounts earned by a variety of films. Our current year theatrical release, Madagascar 3 (released in June 2012), contributed $54.8 million, or 18.3% of revenues, primarily earned in the worldwide theatrical market. Our prior year theatrical release, Puss in Boots (released in the fourth quarter of 2011), contributed $96.4 million, or 32.3% of revenues, primarily earned in the worldwide home entertainment market. Our prior year theatrical release, Kung Fu Panda 2 (released in the second quarter of 2011), contributed $60.5 million, or 20.2%, to current quarter revenues, primarily earned in the digital and worldwide television markets. Our preceding year theatrical releases, Megamind and Shrek Forever After, contributed an aggregate $9.0 million of revenues primarily earned in the worldwide home entertainment market. Our library titles contributed $54.8 million, earned across several markets. Lastly, our "All Other" category contributed $23.4 million, which primarily consists of revenues attributable to the London version of our Shrek the Musical show.
Revenue for the six months ended June 30, 2011 was comprised of amounts earned by a variety of films. Kung Fu Panda 2, contributed $55.8 million or 17.1% of revenues, primarily earned in the worldwide theatrical markets. Our 2011 "Prior year theatrical releases," contributed an aggregate of $142.5 million, or 43.7%, of revenues, which were primarily earned in the worldwide television and home entertainment markets. Our library titles contributed $100.5 million, or 30.8%, of revenues, was largely driven by Madagascar: Escape 2 Africa and Kung Fu Panda (both titles' revenues were primarily earned in the international television market). Lastly, our "All Other" category contributed $27.5 million of revenues primarily attributable to the touring and London versions of our live performance show Shrek the Musical.
Costs of Revenues. Costs of revenues for the six months ended June 30, 2012 totaled $210.7 million, a decrease of $2.6 million, compared to $213.3 million for the six months ended June 30, 2011. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 70.5% for the six months ended June 30, 2012 and 65.4% for the six months ended June 30, 2011. We record film amortization for our feature films in the proportion that a title’s revenue during the period bears to its estimated remaining total revenue to be recognized from all sources (“Ultimate Revenue"). In recent years, the Company has generally experienced a significant decline in the Ultimate Revenues attributable to its theatrical releases, primarily as a result of declining sales in the home entertainment market, as well as a shift in box office performance towards international territories, which tend to contribute less in post-theatrical revenues relative to the domestic market. The first quarter 2012 decline in our Ultimate Revenues for films in our "Prior year theatrical releases" category resulted in overall increased amortization rates, for the six months ended June 30, 2012, of our capitalized inventory costs in proportion to the declines in Ultimate Revenue, and therefore, led to an increase in our costs of revenues.

Product Development. Product development costs totaled $2.5 million and $0.4 million for the six-month periods ended June 30, 2012 and 2011, respectively. Product development costs primarily represent research and development costs related to our technology initiatives.
Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $1.4 million to $58.3 million (including $10.1 million of stock-based compensation expense) for the six months ended June 30, 2012 from $59.7 million (including $15.1 million of stock-based compensation expense) for the six months ended June 30, 2011. This 2.3% aggregate decrease was attributable to $5.1 million of higher professional fees primarily associated with our new business initiatives, offset by $1.3 million of lower bad debt expense and $4.8 million of lower executive incentive compensation expense (including stock-based compensation), partially resulting from changes in our incentive compensation structure implemented in 2011, as well as fluctuations in performance-based compensation expense that vary with changes in forecasts of the related performance metrics that will be achieved.
Operating Income. Operating income for the six months ended June 30, 2012 was $27.4 million compared to $52.8 million for the comparable period of 2011. The decrease in operating income of $25.4 million was primarily driven by lower revenues generated from the international free television market (as described above), as well as an increase in film amortization rates (as described above). The overall decrease in operating income was partially offset by the stronger performance of our fourth quarter 2011 release, Puss in Boots, when compared to our fourth quarter 2010 release, Megamind.
Interest Income, Net. For the six months ended June 30, 2012 and 2011, the amounts recorded as interest income (net) were immaterial.
Other Income, Net. For the six months ended June 30, 2012 and 2011, total other income (net of other expenses) was $3.8 million and $4.1 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.
Decrease in Income Tax Benefit Payable to Former Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2012 and 2011, our payable to the former stockholder decreased as a result of our ability to claim certain tax deductions. Accordingly, we recorded $0.4 million and $4.8 million as a decrease in income tax benefit payable to former stockholder for the six months ended June 30, 2012 and 2011, respectively. In comparison to the first six months of 2012, the income tax benefit payable to former stockholder had a greater decrease during the first six months of 2011 due to the inclusion of tax deductions related to prior years which were claimed during the first six months of 2011.
Provision for Income Taxes. For the six months ended June 30, 2012 and 2011, we recorded a provision for income taxes of $11.0 million and $19.0 million, respectively, or an effective tax rate of 33.8% and 33.4%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the six months ended June 30, 2012 and 2011 were 32.6% and 25.0%, respectively. Our effective tax rate and our combined effective tax rate for both periods was lower than the 35% statutory federal rate because of the Company's ability to benefit from certain prior year tax deductions and the net tax benefits recognized from the Tax Basis Increase as described previously.

Net Income. Net income for the six months ended June 30, 2012 was $21.8 million, or $0.26 per diluted share, as compared to a net income of $42.9 million, or $0.51 per diluted share, in the corresponding period in 2011.

Financing Arrangements

There were no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K.
As of June 30, 2012, we were in compliance with all applicable financial debt covenants.
For a more detailed description of our various financing arrangements, please see Note 6 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2011 Form 10-K.

Liquidity and Capital Resources
Current Financial Condition
Cash generated from our operating activities and cash on hand during the six months ended June 30, 2012 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and our credit capacity will be sufficient to satisfy our anticipated cash needs for working capital (e.g. selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and our pending acquisition of Boomerang Media Holdings II LLC, which is expected to be completed during the quarter ending September 30, 2012.

As of June 30, 2012, we had cash and cash equivalents totaling $81.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at June 30, 2012 decreased by $34.9 million from that of $116.1 million at December 31, 2011. Components of this change in cash for the six months ended June 30, 2012, as well as for the six months ended June 30, 2011, are provided below in more detail.
Operating Activities
Net cash provided by (used in) operating activities for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash provided by (used in) operating activities	$8,667	$(2,979)

During the six months ended June 30, 2012, our main source of cash from operating activities was the collection of revenue from Paramount related to Puss in Boots' worldwide theatrical, domestic television and domestic home entertainment revenues, Kung Fu Panda 2's worldwide home entertainment revenues, Megamind's international television revenues and, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the first six months of 2012 included $18.7 million paid related to annual incentive compensation payments, as well as $14.2 million paid to an affiliate of a former stockholder related to tax benefits realized in 2012 from the Tax Basis Increase. These cash payments fluctuate based on our financial results and, as a result, decreased $19.5 million and $13.7 million, respectively, when compared to the cash payments made during the six months ended June 30, 2011. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments.

During the six months ended June 30, 2011, our main source of cash from operating activities was the collection of revenue from Paramount related to Megamind's domestic home entertainment and worldwide theatrical revenues, Shrek Forever After's and How to Train Your Dragon's domestic television and worldwide home entertainment revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, operating cash flows for the six months ended June 30, 2011 benefited from additional pay television revenue fees related to an increased number of films that were available to air in 2011. Net cash used in operating activities for the first six months of 2011 was primarily attributable to $38.2 million paid related to annual incentive compensation payments, as well as $27.9 million paid to an affiliate of a former stockholder related to tax benefits realized in 2011 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash used in investing activities	$(39,498)	$(21,347)

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was primarily related to the investment in property, plant and equipment. The increase in cash used in our investment in property, plant and equipment was primarily attributable to the expansion of our facilities in Redwood City, which were placed into service in July 2012.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash used in financing activities	$(4,165)	$(25,998)

Net cash used in financing activities for the six months ended June 30, 2012 and 2011 was primarily comprised of repurchases of our Class A common stock. During the six months ended June 30, 2012, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations related to the vesting of restricted stock awards.

Contractual Obligations

During the first quarter of 2012, we entered into agreements with third party contractors related to improvements to our Redwood City facility. As of June 30, 2012, our remaining contractual obligations related to these improvements were approximately $5.1 million. There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K.
As of June 30, 2012, we had non-cancelable talent commitments totaling approximately $13.0 million that are payable over the next five years.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
April 1–April 30, 2012	—	$—	—	$125,000,000
May 1–May 31, 2012	—	$—	—	$125,000,000
June 1–June 30, 2012	—	$—	—	$125,000,000
Total	—	$—	—
 ____________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit 2.1
Securities Purchase Agreement dated as of July 20, 2012 by and among the Company, Boomerang Media Holdings I LLC and Boomerang Media Holdings II LLC (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2012).

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: July 31, 2012	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 2.1
Securities Purchase Agreement dated as of July 20, 2012 by and among the Company, Boomerang Media Holdings I LLC and Boomerang Media Holdings II LLC (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2012).

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.