Form 10-Q
period 2012-09-30
DreamWorks Animation SKG, Inc.
filed 2012-11-02
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of October 19, 2012, there were 76,521,156 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$130,705	$116,093
Trade accounts receivable, net of allowance for doubtful accounts	101,175	72,456
Income taxes receivable	2,054	3,960
Receivable from Paramount, net of allowance for doubtful accounts	181,504	214,647
Film and other inventory costs, net	1,007,693	882,646
Prepaid expenses	23,312	20,842
Other assets	24,713	13,023
Property, plant and equipment, net of accumulated depreciation and amortization	192,344	172,511
Deferred taxes, net	195,143	248,519
Intangible assets, net of accumulated amortization	136,989	—
Goodwill	71,129	34,216
Total assets	$2,066,761	$1,778,913
Liabilities and Equity
Liabilities:
Accounts payable	$5,048	$3,283
Accrued liabilities	124,611	105,505
Payable to former stockholder	278,436	294,397
Deferred revenue and other advances	31,367	19,032
Revolving credit facility	200,000	—
Total liabilities	639,462	422,217
Commitments and contingencies (Note 15)
Equity:
Stockholders' equity:
Class A common stock, par value $.01 per share, 350,000,000 shares authorized, 98,920,534 and 98,333,454 shares issued, as of September 30, 2012 and December 31, 2011, respectively	989	983
Class B common stock, par value $.01 per share, 150,000,000 shares authorized, 10,838,731 and 10,838,731 shares issued and outstanding, as of September 30, 2012 and December 31, 2011, respectively	108	108
Additional paid-in capital	1,050,439	1,023,405
Accumulated other comprehensive income (loss)	388	(1,041)
Retained earnings	1,100,022	1,053,736
Less: Class A Treasury common stock, at cost, 25,399,378 and 25,139,548 shares, as of September 30, 2012 and December 31, 2011, respectively	(725,277)	(720,495)
Total stockholders’ equity	1,426,669	1,356,696
Non-controlling interests	630	—
Total equity	1,427,299	1,356,696
Total liabilities and equity	$2,066,761	$1,778,913

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Revenues	$186,298	$160,762	$485,185	$487,054
Costs of revenues	113,961	107,966	324,708	321,304
Gross profit	72,337	52,796	160,477	165,750
Product development	1,258	724	3,732	1,147
Selling, general and administrative expenses	36,497	26,851	94,778	86,533
Operating income	34,582	25,221	61,967	78,070
Interest (expense) income, net	(87)	142	1,097	403
Other income, net	2,831	1,334	6,673	5,393
Decrease in income tax benefit payable to former stockholder	1,369	555	1,761	5,319
Income before income taxes	38,695	27,252	71,498	89,185
Provision for income taxes	14,255	7,598	25,212	26,663
Net income	$24,440	$19,654	$46,286	$62,522

Basic net income per share	$0.29	$0.24	$0.55	$0.75
Diluted net income per share	$0.29	$0.23	$0.54	$0.74
Shares used in computing net income per share
Basic	84,248	83,405	84,104	83,640
Diluted	85,293	84,791	85,049	84,764

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$24,440	$19,654	$46,286	$62,522
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	1,306	(676)	1,429	(908)
Comprehensive income	$25,746	$18,978	$47,715	$61,614

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Operating activities
Net income	$46,286	$62,522
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write-off of film and other inventory costs	267,099	257,403
Amortization of acquired intangible assets	548	—
Stock-based compensation expense	13,692	22,134
Interest expense and amortization of deferred financing costs	1,669	967
Depreciation and amortization	2,970	2,597
Revenue earned against deferred revenue and other advances	(58,781)	(69,287)
Deferred taxes, net	24,545	27,501
Changes in operating assets and liabilities:
Trade accounts receivable	(5,565)	13,776
Receivable from Paramount	33,143	65,377
Film and other inventory costs	(348,260)	(350,073)
Prepaid expenses and other assets	(6,539)	(5,909)
Accounts payable and accrued liabilities	(5,949)	(34,355)
Payable to former stockholder	(15,961)	(33,219)
Income taxes payable/receivable, net	1,891	(2,204)
Deferred revenue and other advances	77,735	89,279
Net cash provided by operating activities	28,523	46,509
Investing activities
Purchases of non-marketable securities	(150)	—
Purchases of property, plant and equipment	(42,636)	(28,928)
Investment in unconsolidated affiliates	(3,000)	(5,000)
Purchase of Classic Media, net of cash acquired	(157,550)	—
Net cash used in investing activities	(203,336)	(33,928)
Financing activities
Excess tax benefits from employee equity awards	(428)	30
Deferred financing costs	(4,865)	(338)
Purchase of treasury stock	(4,725)	(26,038)
Borrowings from revolving credit facility	200,000	—
Net cash provided by (used in) financing activities	189,982	(26,346)
Effect of exchange rate changes on cash and cash equivalents	(557)	(458)
Increase (decrease) in cash and cash equivalents	14,612	(14,223)
Cash and cash equivalents at beginning of period	116,093	163,819
Cash and cash equivalents at end of period	$130,705	$149,596
Non-cash investing activities:
Intellectual property license to unconsolidated affiliate	$1,780	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of amounts refunded	$1,041	$1,790
Cash paid during the period for interest, net of amounts capitalized	$5,819	$484

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation
Business
The businesses and activities of the DreamWorks Animation SKG, Inc. (“DreamWorks Animation” or the “Company”) primarily include the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets. The Company's films are currently distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. (“Viacom”), and its affiliates (collectively, “Paramount”) pursuant to a distribution agreement and a fulfillment services agreement (collectively, the “Paramount Agreements”). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to build upon the value of its intellectual property by seeking opportunities beyond its core animated feature film business and creating high-quality entertainment through the development and production of non-theatrical content such as television specials, television series and live performances based on characters from its feature films.

Recent Events

Business Acquisition. On August 29, 2012, the Company completed its acquisition of Classic Media by purchasing all of the stock of its parent holding company, Boomerang Media Holdings II LLC. Classic Media is a global media company with an extensive portfolio of family-oriented television, film and publishing properties. Classic Media will operate under the brand name "DreamWorks Classics." Classic Media generates revenues from television and video licensing, licensing of intellectual property for sale or use including consumer products, merchandise, live performances and music publishing and home entertainment sales. Refer to Note 3 for further discussion of this acquisition.

New Distribution Agreement. On August 18, 2012, the Company entered into a binding term sheet (the “Fox Distribution Agreement”) with Twentieth Century Fox Film Corporation (“Twentieth Century Fox”) and Twentieth Century Fox Home Entertainment, LLC (together with Twentieth Century Fox, “Fox”), pursuant to which the Company agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs. The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services, which will be further elaborated on in the definitive agreements to be negotiated and executed among the parties.

Under the Fox Distribution Agreement, the Company has agreed to license Fox the exclusive right to distribute, and engaged Fox to service, in each case on a worldwide basis (excluding China), the following animated feature films and other audiovisual programs: (i) the Company's animated feature films that the Company elects to initially theatrically release during the five-year period beginning on January 1, 2013 (such five-year period, the “Output Term”) and with respect to which the Company owns substantially all of the relevant distribution rights (each, a “Qualified Picture”), (ii) motion pictures that would be Qualified Pictures but for the fact that the Company does not own substantially all of the relevant distribution rights, which the Company offers Fox the right to distribute and service and Fox agrees to distribute and service (each, an “Optional Picture”), (iii) the Company's animated feature films that were theatrically released prior to January 1, 2013 if and when such films cease being subject to third-party distribution rights at any point during the Output Term (each, an “Existing Picture”), (iv) as determined by the Company in its sole discretion, audiovisual programs the Company acquired as part of the acquisition of Classic Media (each, a “Classic Media Picture”) and (v) as determined by the Company in its sole discretion, other audiovisual programs produced or acquired by the Company that are not Qualified Pictures, Optional Pictures, Classic Media Pictures, Existing Pictures or live-action or hybrid feature-length theatrical motion pictures (each, an “Other Picture”). Each motion picture with respect to which rights are licensed to (and serviced by) Fox under the Fox Distribution Agreement is herein called a “Licensed Picture.”

The rights licensed to, and serviced by, Fox do not include the following rights that the Company retained and may freely exploit: (i) all forms of television, all forms of video on demand (excluding transactional video on demand) and other digital rights (other than electronic sell-through/download-to-own) in the United States and Canada (provided that Fox will have the first opportunity to exploit such rights if the Company elects to distribute such rights through a third party), (ii) television and subscription video on demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iii) any other rights necessary for the Company to sell content directly to consumers through digital “storefronts” owned or controlled by the Company and (iv) certain other retained rights, including subsequent production, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights.

The rights licensed to, and serviced by, Fox for all Licensed Pictures will terminate on the same date, which will be the date that is one year after the initial home video release date in the United States of the last Licensed Picture theatrically released by Fox during the Output Term, unless terminated earlier in accordance with the terms of the Fox Distribution Agreement, subject to extension in the case of certain television license agreements entered into by Fox prior to or during the Output Term and approved by the Company.

The Fox Distribution Agreement provides that Fox will be entitled to a distribution fee or services fee of 8% on all gross receipts and home video gross receipts, except in connection with the following  rights for which the fee will be 6%:  (i) pay television in the United States and/or Canada that the Company elects to license to Fox and pay television outside the United States and Canada under certain output agreements entered into by Fox and (ii) all forms of video-on-demand (other than attendant subscription video-on-demand included in existing pay television output agreements).

Fox will be responsible for advancing all expenses related to the exhibition, exploitation, use and distribution of each Licensed Picture and all expenses related to home video distribution and fulfillment services. Fox will be entitled to recoup all such distribution expenses and home video fulfillment expenses, in each case without recourse to the Company. Fox will also be granted a contractual television participation right with respect to each of the Qualified Pictures, which will be calculated and paid only if the ultimates statement prepared by the Company for a given Qualified Picture indicates that Fox will not fully recoup the relevant distribution expenses and home video fulfillment expenses from the projected gross receipts and home video gross receipts for such Qualified Picture. Fox will pay the Company in a manner generally consistent with the Paramount Agreements (as defined below). Fox has also agreed to provide the Company with additional services and pay the Company an annual cost reimbursement amount during the term of the Fox Distribution Agreement.
The Fox Distribution Agreement is subject to termination by either party in the event that the Company experiences a “DWA Change in Control.” For purposes of the Fox Distribution Agreement, “DWA Change in Control” is defined as (i) the acquisition of beneficial ownership of more than 35% of the Company's outstanding equity securities by a media company in the audio-visual content distribution business (a “Media Company”), (ii) the sale or other transfer of all, or substantially all, of the Company's property, business or assets or of its motion picture division to a Media Company and (iii) any merger, consolidation, share exchange or other similar transaction between the Company and a Media Company, the result of which is that the applicable Media Company owns at least 35% of the voting power of the outstanding voting securities of the resulting combined entity. In order to terminate the Fox Distribution Agreement, either party must deliver written notice to the other party within 90 days of such DWA Change in Control, which notice must specify a termination date no earlier than one year following the date of such notice.
Formation of Chinese Joint Venture. On August 7, 2012, the Company entered into a Transaction and Contribution Agreement (the “China JV Agreement”) with ODW Holdings Limited (“ODW”), China Media Capital (Shanghai) Center L.P. (“CMC”), Shanghai Media Group (“SMG”) and Shanghai Alliance Investment Co., Ltd. (“SAIL”, and together with CMC and SMG, the “CPE Holders”), providing for the launch of a joint venture (the “China Joint Venture”) with the CPE Holders. The purpose of the China Joint Venture, which will be operated through ODW, is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language.

In exchange for 54.55% of the equity of ODW, an entity controlled by the CPE Holders (“CPE”) will make a total cash capital contribution to ODW of $150.0 million and non-cash contributions valued at $30.0 million. Such non-cash contributions will include, among others things, consulting services to be provided by the CPE Holders to the China Joint Venture. In exchange for 45.45% of the equity of ODW, the Company (through a wholly-owned subsidiary) will make a total cash capital contribution to ODW of $50.0 million and non-cash contributions valued at $100.0 million. Such non-cash contributions will include licenses of the Company's technology and certain other intellectual property, rights in certain of the Company's trademarks and film projects developed by the Company and consulting and training services, each to be provided to the China Joint Venture.
The closing (the “Closing”) of the initial contributions to the China Joint Venture and the issuance of equity by ODW to the Company and CPE is subject to certain closing conditions, including obtaining the requisite governmental approvals for the formation of CPE by the CPE Holders. Upon the Closing, ODW will be renamed “Oriental DreamWorks Holding Limited.” The China JV Agreement is subject to termination by the Company or CMC (acting on behalf of CPE and the CPE Holders) under certain circumstances, including the failure of the Closing to occur on or before December 31, 2012.

Basis of Presentation and Use of Estimates
The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. During the quarter ended September 30, 2012, the Company determined that it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on characters from its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. Live performances of the production commenced on June 27, 2012. As of September 30, 2012, the Company's consolidated financial statements included the activities of the VIE, including approximately $4.8 million of revenues generated during the three and nine months ended September 30, 2012. Additionally, during the three and nine months ended September 30, 2012, the consolidated financial statements include operating expenses incurred by the VIE of approximately $8.8 million and $11.8 million, respectively, which are classified in costs of revenues.

In July 2012, the Company acquired convertible preferred stock in an emerging educational gaming company for $4.8 million. This investment is accounted for under the cost method and is included in other assets in the consolidated balance sheet as of September 30, 2012. The Company applied the cost method of accounting for the investment as it concluded that the preferred stock was not in-substance common stock. The aggregate carrying amount of all cost method investments is $9.8 million as of September 30, 2012.
The accompanying unaudited financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2012 presentation.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	ultimate revenues and ultimate costs of film, television product and live performances;

•	relative selling price of the Company's products for purposes of revenue allocation in multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.
Actual results could differ from those estimates. To the extent that there are material differences between these estimates and actual results, the Company's financial condition or results of operations will be affected. Estimates are based on past experience, third-party valuations (as deemed necessary) and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

2.	Recent Accounting Pronouncements

In July 2012, the FASB issued an accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a company must determine the fair value of the indefinite-lived asset and perform a quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for the Company's annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company adopted the new guidance effective October 1, 2012. The adoption of the guidance did not have an impact on its consolidated financial statements.

In October 2012, the FASB issued an accounting standard update related to the impairment test for unamortized film costs. The guidance eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs existing after the balance sheet date also existed as of the balance sheet date. In addition, in performing the impairment test, an entity is no longer required to incorporate the effects of changes in estimates resulting from evidence arising subsequent to the balance sheet date if the information would not have been considered by market participants at the balance sheet date. This guidance is effective for the Company's impairment assessments performed on or after December 15, 2012, with early adoption permitted. The Company will adopt the guidance effective December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.	Acquisition of Classic Media

On August 29, 2012 (the “Closing Date”), the Company acquired all of the outstanding shares of Classic Media. The Company paid $157.6 million in net cash consideration for this transaction. The Company believes that the acquisition of Classic Media's extensive library revenue stream will support its ongoing diversification strategy. For the nine months ended September 30, 2012, the Company incurred approximately $4.7 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the transaction. The transaction costs are included in selling, general and administrative expenses on the Company's consolidated statements of income and were recognized separately from the purchase price of the Classic Media transaction. The results of Classic Media's operations have been included in the Company's consolidated financial statements since the Closing Date and had an immaterial impact for the three and nine months ended September 30, 2012.
The Company followed the acquisition method of accounting in accordance with the FASB's Accounting Standards Codification ("ASC") 805 Business Combinations (“ASC 805”). In accordance with ASC 805, the Company allocated the purchase price (defined as the total consideration transferred) to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill, which is not deductible for tax purposes. The fair values set forth below are subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the Closing Date) of this transaction that would change the fair value allocation as of the acquisition date. The following table summarizes the allocation of the purchase price (in thousands):

As of August 29, 2012

Cash and cash equivalents	$22,607
Trade receivables(1)	22,134
Physical inventory	5,243
Content library and programs in development	5,603
Prepaid expenses	716
Intangible assets	136,600
Property and equipment	1,325
Other assets	1,104
Total identified assets acquired	195,332

Accounts payable	918
Accrued liabilities	15,997
Deferred revenue	5,753
Deferred tax liabilities, net	28,832
Total liabilities assumed	51,500
Net identified assets acquired	143,832
Goodwill	36,913
Net assets acquired	180,745
Less: Non-controlling interests	630
Total cash consideration transferred	$180,115
 ____________________

(1)	Gross contractual amounts due total $22.8 million, and of this amount, none are deemed to be uncollectible.

As a result of the Classic Media acquisition, a non-controlling interest was recorded on the Company's consolidated balance sheet. Each of Classic Media and J Ward Production ("JWP") owns a 50% equity interest in a joint venture operated by Bullwinkle Studios, LLC ("Bullwinkle Studios").  JWP is unrelated to Classic Media and the Company. The Company is consolidating the results of this joint venture because the Company retained control over the operations of Bullwinkle Studios. The fair value of the non-controlling interest was determined based on JWP's interest in the present value of the estimated future cash flows of Bullwinkle Studios. Since the Closing Date, net income attributable to the non-controlling interest was immaterial.
Pro forma Financial Information
The following table presents (in thousands, except per share data) pro forma results of the Company, as though Classic Media had been acquired as of January 1, 2011 (the beginning of the earliest period presented). These pro forma results do not necessarily represent what would have occurred if the Classic Media transaction had taken place on January 1, 2011, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and Classic Media prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include increases (decreases) to tax expense assuming Classic Media was part of the Company in the amount of $(1.8) million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively, and $(3.4) million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. The pro forma results also include increases to amortization expense, related to the fair value of the intangible assets acquired, amounting to $0.7 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $2.9 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively. Lastly, the pro forma results also include the impact of the extinguishment of Classic Media's debt in connection with the transaction, which caused the pro forma net income to increase in the amount of $0.2 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $0.4 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

	Three months ended		Nine months ended,
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues	$194,547	$188,636	$518,488	$542,398
Net income	$23,994	$27,361	$44,651	$63,705
Basic net income per share	$0.28	$0.33	$0.53	$0.76
Diluted net income per share	$0.28	$0.32	$0.53	$0.75

Intangible Assets

As a result of the acquisition, the Company acquired intangible assets which primarily relate to Classic Media's character rights. Intangible assets include both definite and indefinite-lived assets. Definite-lived intangible assets are primarily amortized on a straight-line basis because the estimated cash flows from the assets are expected to be stable over the course of the assets' lives and not prone to significant volatility. Thus, straight-line amortization represents the best estimate of the pattern of consumption of the asset. The Company's definite-lived intangible assets have assigned useful lives ranging from 10 to 15 years. As of September 30, 2012, intangible assets included $49.5 million of indefinite-lived intangible assets consisting of various character rights. These character rights were determined to have an indefinite life due to the notoriety of the characters, as well as the strength and stability of the historical cash flows, which the Company believes will continue indefinitely. The following table presents the components of the Company's definite-lived intangible assets (in thousands):

		As of September 30, 2012
	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of foreign currency translation	Net
Character rights	13.8	$87,100	$(548)	$936	$87,488

The Company expects to record amortization of the definite-lived intangible assets over the next five fiscal years as follows (in thousands):

2013	$6,573
2014	6,573
2015	6,573
2016	6,573
2017	6,573
Total	$32,865

4.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments. As of September 30, 2012, the fair value and carrying value of trade accounts receivable was $95.3 million and $101.2 million, respectively.

The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheet. The fair value of these investments at September 30, 2012 and December 31, 2011 was measured based on quoted prices in active markets.

5.	Film and Other Inventory Costs
Film, television, live performance and other inventory costs consist of the following (in thousands):

	September 30, 2012	December 31, 2011
In release, net of amortization(1)	$396,482	$398,670
Completed, not released(2)	15,539	—
In production(3)	550,540	458,019
In development	45,132	25,957
Total film, television, live performance and other inventory costs, net	$1,007,693	$882,646
 ____________________

(1)
Includes $43.6 million and $18.5 million of live performance costs at September 30, 2012 and December 31, 2011, respectively. In addition, as of September 30, 2012, this category includes $5.8 million of physical inventory of Classic Media titles for distribution in the home entertainment market.

(2)
As of September 30, 2012, consists of a Valentine's Day-themed television special (based on characters from the Company's feature film Madagascar) that is currently scheduled to be released in the quarter ending March 31, 2013.

(3)	Includes $5.7 million and $27.1 million of live performance costs at September 30, 2012 and December 31, 2011, respectively.
The Company anticipates that 52% and 90% of the above “in release” film costs as of September 30, 2012 will be amortized over the next 12 months and three years, respectively.

6.	Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Employee compensation	$38,325	$35,149
Participations and residuals	45,718	37,770
Deferred rent	6,024	6,348
Other accrued liabilities	34,544	26,238
Total accrued liabilities	$124,611	$105,505

As of September 30, 2012, the Company estimates that over the next 12 months it will pay approximately $21.5 million of its accrued participation and residual costs.

7.	Deferred Revenue and Other Advances
The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of September 30, 2012 and December 31, 2011 and the related amounts earned and either recorded as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

			Amounts Earned
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Home Box Office Inc. Advance(1)	$—	$—	$15,000	$15,000	$30,000	$45,000
Licensing Advances	939	3,939	—	1,204	3,750	7,228
Deferred Revenue	17,297	11,681	6,572	611	11,212	4,289
Strategic Alliance/Development Advances(2)	2,917	1,667	6,549	6,550	19,650	19,650
Other Advances(3)	10,214	1,745	2,644	487	8,353	6,680
Total deferred revenue and other advances	$31,367	$19,032
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

(2)
Of the total amounts earned against the “Strategic Alliance/Development Advances,” $2.7 million and $3.3 million, respectively, for the three months ended September 30, 2012 and 2011, and $10.1 million and $11.0 million, respectively, for the nine months ended September 30, 2012 and 2011, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended September 30, 2012 and 2011, of the total amounts earned against the "Strategic Alliance/Development Advances," $1.4 million and $0.3 million were recorded as a reduction to other assets. During the nine months ended September 30, 2012 and 2011, of the total amounts earned against the "Strategic Alliance/Development Advances," $2.5 million and $2.1 million were recorded as a reduction to other assets, respectively.

(3)
Beginning with the quarter ended September 30, 2012, "Other Advances" includes amounts received by Classic Media related to its distribution agreements with third-parties that distribute primarily television and home entertainment product on behalf of Classic Media. The advances will be recognized as revenue as the distributors report sales of Classic Media's products.

8.	Financing Arrangements

Revolving Credit Facility. Prior to August 10, 2012, the Company had a revolving credit facility with a number of banks which allowed the Company to borrow up to a maximum of $200.0 million ("Prior Credit Agreement"). On August 10, 2012, the Company and the facility banks terminated the Prior Credit Agreement and entered into a new Credit Agreement ("New Credit Agreement"). The New Credit Agreement allows the Company to have outstanding borrowings up to $400.0 million at any one time, on a revolving basis. Borrowings are secured by substantially all of the Company's assets. The New Credit Agreement requires the Company to maintain a specified ratio of total debt to total capitalization and a specified ratio of net remaining ultimates to facility exposure. In addition, subject to specified exceptions, the New Credit Agreement also restricts the Company and its subsidiaries from taking certain actions, such as granting liens, entering into any merger or other significant transactions, making distributions, entering into transactions with affiliates, agreeing to negative pledge clauses and restrictions on subsidiary distributions, and modifying organizational documents. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts is determined by reference to either i) the lending banks' base rate plus 1.50% per annum or ii) the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum.

The following table summarizes information associated with the Company's revolving credit facility (in thousands, except percentages):

					Interest Expense
	Balance Outstanding at		Maturity Date	Interest Rate at September 30, 2012	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2012	December 31, 2011			2012	2011	2012	2011
Revolving Credit Facility	$200,000	$—	August 2017	2.72%	$898	$195	$1,283	$474

Interest cost on borrowed funds that are invested in major projects with substantial development or construction phases are capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three and nine months ended September 30, 2012, the Company did not capitalize any interest as the borrowings were made solely for the purposes of acquiring Classic Media, as well as for other corporate uses.
As of September 30, 2012, the Company was in compliance with all applicable financial debt covenants.

9.	Income Taxes
Set forth below is a reconciliation of the components that caused the Company's provision for income taxes (including the income statement line item “Decrease in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011(3)	2012	2011(2)(3)
Provision for income taxes (combined with decrease in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(0.4)	0.3	(0.9)	0.7
Export sales exclusion/manufacturer's deduction	(3.1)	(5.9)	(3.1)	(8.2)
Transaction costs	1.6	—	0.9	—
Return-to-provision	1.0	(1.8)	0.6	(0.6)
Other	0.4	(1.1)	1.1	(1.4)
Total provision for income taxes (combined with decrease in income tax benefit payable to former stockholder)(1)	34.5%	26.5%	33.6%	25.5%
Less: decrease in income tax benefit payable to former stockholder(1)
U.S. state taxes, net of Federal benefit	—	0.2	(0.1)	3.3
Export sales exclusion/manufacturer's deduction	3.0	3.1	3.0	3.9
Return-to-provision	1.1	(0.3)	0.6	—
Other	(0.4)	(0.9)	(0.9)	(0.9)
Total decrease in income tax benefit payable to former stockholder(1)	3.7%	2.1%	2.6%	6.3%
Total provision for income taxes	38.2%	28.6%	36.2%	31.8%
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

10.	Stockholders’ Equity
Class A Common Stock
Stock Repurchase Program. In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three months ended September 30, 2012 and 2011, and during the nine months ended September 30, 2012, the Company did not repurchase any of its outstanding stock. During the nine months ended September 30, 2011, the Company repurchased 0.9 million shares of its outstanding Class A Common Stock for $25.0 million. As of September 30, 2012, the Company's remaining authorization under the stock repurchase program was $125.0 million.

Conversion of Class B Common Stock. Subsequent to September 30, 2012, 3.0 million shares of the Company's Class B common stock were converted into an equal amount of shares of the Company's Class A common stock at the request of David Geffen, a significant stockholder, who owned such shares. As a result of the conversion, Mr. Geffen ceased to be a significant stockholder in the Company. The transaction had no impact on the total amount of the Company's shares outstanding.

11.	Stock-Based Compensation
The Company recognizes compensation costs for equity awards granted to its employees based on their grant-date fair value. Most of the Company's equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the requisite service period. Compensation cost for certain performance-based awards is adjusted to reflect the estimated probability of vesting. The Company has granted performance-based awards where the value of the award upon vesting will vary depending on the level of performance ultimately achieved. The Company recognizes compensation cost for these awards based on the level of performance expected to be achieved. The Company will recognize the impact of any change in estimate in the period of the change.

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
The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and nine-month periods ended September 30, 2012 and 2011, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total stock-based compensation	$3,177	$6,588	$13,692	$22,134
Tax impact(1)	(1,096)	(1,746)	(4,601)	(5,644)
Reduction in net income, net of tax	$2,081	$4,842	$9,091	$16,490
   ____________________

(1)	Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item “Decrease in income tax benefit payable to former stockholder” (see Note 9).
Stock-based compensation cost capitalized as a part of film costs was $4.6 million and $4.5 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $13.7 million and $13.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three- and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2012
Restricted stock and restricted stock units	225	$17.95	517	$17.77
2011
Stock appreciation rights	10	$8.39	315	$10.28
Restricted stock and restricted stock units	11	$21.86	301	$26.62

As of September 30, 2012, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $60.3 million and will be amortized on a straight-line basis over a weighted average period of 1.7 years.

12.	Reportable Segments

Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company currently has two reportable segments: (i) Film and TV Specials/Series and (ii) Classic Media. The Company’s reportable segments are determined based on the distinct nature of their operations. Each segment is a strategic business unit that offers different products and services and is managed separately. Film and TV Specials/Series consists of the development, production and exploitation of feature films and television specials/series. Classic Media consists of the Company's newly acquired subsidiary, as discussed in Note 3.

Information on the reportable segments and reconciliations of total segment revenues, gross profit and significant assets to consolidated financial statements are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Film and TV Specials/Series	$163,739	$147,805	$444,592	$453,603
Classic Media	4,045	—	4,045	—
All Other	18,514	12,957	36,548	33,451
Total Revenues	$186,298	$160,762	$485,185	$487,054

Gross Profit
Film and TV Specials/Series	$67,984	$53,756	$161,685	$168,757
Classic Media	1,690	—	1,690	—
All Other	2,663	(960)	(2,898)	(3,007)
Total Gross Profit	$72,337	$52,796	$160,477	$165,750

	September 30, 2012	December 31, 2011
Significant Assets by Segment
Film and TV Specials/Series
Receivable from Paramount, net	$181,504	$214,647
Film and other inventories, net	946,010	836,864
Goodwill	34,216	34,216
	1,161,730	1,085,727
Classic Media
Film and other inventories, net(1)	11,716	—
Intangible assets, net	136,989	—
Goodwill	36,913	—
	185,618	—
Other unallocated assets (primarily working capital and property, plant and equipment)	719,413	693,186
Total Assets	$2,066,761	$1,778,913
 ____________________

(1)	Consists primarily of programs in development and physical inventory.

13.	Related Party Transactions
The Company has entered into an aircraft sublease (the “Sublease”) agreement with an entity controlled by Jeffrey Katzenberg, the Company's Chief Executive Officer ("CEO") and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg's Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 46 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the three and nine months ended September 30, 2012, and for the three months ended September 30, 2011, costs incurred for use of this plane were not material. For the nine months ended September 30, 2011, the Company incurred $0.5 million for use of this plane.

Transactions with David Geffen

Subsequent to September 30, 2012, David Geffen ceased to be a controlling stockholder in the Company (see Note 10) and, as a result, is no longer considered a related party.. However, during the three and nine months ended September 30, 2012 and 2011, Mr. Geffen was a related party and the Company had the following transactions with Mr. Geffen.

Aircraft. From time to time, the Company uses a private airplane that is owned by Mr. Geffen for Company business. The Company's use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related charges, such as crew expenses, catering and landing fees. During the three months ended September 30, 2012 and 2011, costs incurred for use of this plane were not material. The Company incurred $0.4 million during each of the nine-month periods ended September 30, 2012 and 2011 for use of this plane.

Consulting Agreement. The Company has entered into a consulting agreement with Mr. Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company's operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party. During each of the nine months ended September 30, 2012 and 2011, the Company incurred $1.5 million related to this agreement. As of September 30, 2012, the Company had also recorded a prepaid asset of $0.5 million related to this agreement.

Classic Media Lease

Classic Media has an operating lease with an entity owned by the co-CEOs of Classic Media, for office space. The lease expires in 2016. Amounts incurred during the three and nine months ended September 30, 2012 were not material.

14.	Concentrations of Credit Risk
A substantial portion of the Company's revenue is derived directly from Paramount. Paramount represented approximately 78% and 81% of the Company's total revenue for the three-month periods ended September 30, 2012 and 2011, respectively, and 82%% and 83% for each of the nine-month periods ended September 30, 2012 and 2011, respectively.

15.	Commitments and Contingencies

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

16.	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$24,440	$19,654	$46,286	$62,522
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,343	83,534	84,206	83,795
Less: Unvested restricted stock	(95)	(129)	(102)	(155)
Denominator for basic calculation	84,248	83,405	84,104	83,640
Weighted average effects of dilutive stock-based compensation awards:
Employee stock options and stock appreciation rights	—	1	—	12
Restricted stock awards	1,045	1,385	945	1,112
Denominator for diluted calculation	85,293	84,791	85,049	84,764
Net income per share—basic	$0.29	$0.24	$0.55	$0.75
Net income per share—diluted	$0.29	$0.23	$0.54	$0.74

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options to purchase shares of common stock and restricted stock awards	2,876	2,509	2,922	2,447
Stock appreciation rights	5,175	5,894	5,212	5,762
Total	8,051	8,403	8,134	8,209

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of September 30, 2012 nor 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options to purchase shares of common stock and restricted stock awards	356	890	356	890
Stock appreciation rights	—	800	—	800
Total	356	1,690	356	1,690

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Recent Developments

Acquisition of Classic Media

On August 29, 2012, we completed the acquisition of Classic Media by acquiring all of the outstanding capital stock of its parent holding company, Boomerang Media Holdings II LLC. We purchased all the issued and outstanding equity securities for approximately $157.6 million in net cash consideration (and net of Classic Media's cash on hand at closing), including amounts to be used to retire Classic Media's outstanding indebtedness, and after giving effect to estimated working capital adjustments at closing. The purchase price is subject to final post-closing working capital adjustments.

Classic Media is primarily engaged in the acquisition and exploitation of character-based family entertainment properties across television, home entertainment, merchandising, music and other media channels worldwide. Classic Media has acquired, licensed or created intellectual property rights in relation to a number of characters including Veggie Tales, Casper, Lassie, Barbie, Postman Pat, Tinga Tinga Tales, Frosty and Rudolph, the Red-Nosed Reindeer.

Classic Media generates revenues from television and video licensing, licensing of intellectual property for sale or use including consumer products, merchandise, live performances and music publishing and home entertainment sales. The consolidation of Classic Media did not have a material impact on our consolidated operating results for the three and nine months ended September 30, 2012. However, we anticipate that Classic Media will begin to have a material impact on our consolidated operating results beginning with the fourth quarter of 2012 as, generally, Classic Media derives a significant amount of its sales from its holiday-themed content and merchandise.

Formation of Chinese Joint Venture

On August 7, 2012, in Shanghai, China, we entered into a Transaction and Contribution Agreement (the “China JV Agreement”) with ODW Holdings Limited (“ODW”), China Media Capital (Shanghai) Center L.P. (“CMC”), Shanghai Media Group (“SMG”) and Shanghai Alliance Investment Co., Ltd. (“SAIL”, and together with CMC and SMG, the “CPE Holders”), providing for the launch of a joint venture (the “China Joint Venture”) with the CPE Holders. The purpose of the China Joint Venture, which will be operated through ODW, is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language. For a more detailed description of the agreement, see Note 1 of the unaudited consolidated financial statements contained in Part I, Item I of this Quarterly Report for further information.
New Distribution Agreement with Twentieth Century Fox

On August 18, 2012, we entered into a binding term sheet (the “Fox Distribution Agreement”) with Twentieth Century Fox Film Corporation (“Twentieth Century Fox”) and Twentieth Century Fox Home Entertainment, LLC (together with Twentieth Century Fox, “Fox”), pursuant to which we agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs. The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services, which will be further elaborated on in the definitive agreements to be negotiated and executed among the parties. For a more detailed description of the agreement, see Note 1 of the unaudited consolidated financial statements contained in Part I, Item I of this Quarterly Report for further information.

Conversion of Class B Common Stock by David Geffen
On October 2, 2012, the Company issued an aggregate of 3.0 million shares of its Class A Common Stock upon the voluntary conversion of an equivalent number of shares of its Class B Common Stock held by David Geffen and two entities controlled by Mr. Geffen, DG-DW, Inc. and DG-DW, L.P.  (collectively, the “Geffen Entities”). Upon this conversion, the Geffen Entities ceased to own any shares of Class B Common Stock. The Company did not receive any consideration for issuance of the Class A Shares upon conversion of the Class B Shares.

At the time of, and as a result of, the conversion of Class B shares by Mr. Geffen, the Company had a total of 76.5 million shares of its Class A Common Stock outstanding and a total of 7.8 million shares of its Class B Common Stock outstanding. All of the shares of Class B Common Stock, which represent approximately 61% of the Company’s total voting power, are held by Jeffrey Katzenberg and entities controlled by him. As a result of the conversion of Class B shares by Mr. Geffen, Mr. Geffen is no longer subject to the stockholders agreements previously entered into at the time of the Company’s initial public offering in 2004. For a description of the terms of these stockholders agreements, please see the Company’s Proxy Statement on Form 14A filed on April 11, 2012 with the Securities and Exchange Commission.
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
Our Revenues and Costs
Our feature films are currently the source of a significant percentage of our revenues. We derive revenue from Paramount's worldwide exploitation of our feature films in theaters and in post-theatrical markets such as home entertainment, digital, pay and free broadcast television, as well as other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting any revenue for one of our feature films to us, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and Paramount only reports additional revenue to the Company for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, our reported revenues in any period are often a result of gross revenues with respect to an individual film generated in one or several territories being offset by the gross costs of both related and unrelated territories, as well as markets, for such film.
In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product companies, home entertainment companies, theme parks, cruise ships and hotels worldwide. We have also entered into business activities beyond our core feature film business, including the development, production and licensing of animated television specials/series and live performances. Certain revenue and cost activities related to our live performances and our television specials/series are not subject to the Paramount Agreements and, accordingly, we receive payment and record revenues directly from third parties. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. We launched a live arena touring show based on the characters in our feature film How to Train Your Dragon on June 27, 2012. This show had a limited international launch at the end of March 2012. During the three and nine months ended September 30, 2012, we recorded $4.8 million of revenues generated from the live arena touring show. During the three and nine months ended September 30, 2012, we recorded operating expenses of $9.5 million and $12.9 million, respectively, related to this show.

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
Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributor fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributor on a film-by-film basis, which varies depending upon a film’s overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuate depending on when each title is made available. Furthermore, revenues related to our television specials/series fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television special/series broadcasts. We expect that revenues generated by our newly acquired subsidiary, Classic Media, will tend to be higher during the fourth quarter of each calendar year due to the holiday-themed content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results, as well as our cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations
Overview of Financial Results
The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of income. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$186.3	$160.8	$25.5	15.9%	$485.2	$487.0	$(1.8)	(0.4)%
Costs of revenues	114.0	108.0	6.0	5.6%	324.7	321.3	3.4	1.1%
Product development	1.3	0.7	0.6	85.7%	3.7	1.1	2.6	NM
Selling, general and administrative expenses	36.5	26.9	9.6	35.7%	94.8	86.5	8.3	9.6%
Operating income	34.5	25.2	9.3	36.9%	62.0	78.1	(16.1)	(20.6)%
Interest (expense) income, net	(0.1)	0.1	(0.2)	NM	1.1	0.4	0.7	NM
Other income, net	2.8	1.3	1.5	NM	6.6	5.4	1.2	22.2%
Decrease in income tax benefit payable to former stockholder	1.4	0.6	0.8	133.3%	1.8	5.3	(3.5)	(66.0)%
Income before income taxes	38.6	27.2	11.4	41.9%	71.5	89.2	(17.7)	(19.8)%
Provision for income taxes	14.2	7.6	6.6	86.8%	25.2	26.7	(1.5)	(5.6)%
Net income	$24.4	$19.6	$4.8	24.5%	$46.3	$62.5	$(16.2)	(25.9)%
Diluted net income per share	$0.29	$0.23	$0.06	26.1%	$0.54	$0.74	$(0.20)	(27.0)%
Diluted shares used in computing diluted net income per share	85.3	84.8		0.6%	85.0	84.8		0.2%
  ____________________
NM: Not meaningful

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Revenues ($ in millions)
$186.3
Madagascar 3, $47.1
25.3%
Puss in Boots, $44.8
28.8%
Megamind, $0.7
Kung Fu Panda 2, $9.0
0.4%
Library, $50.6
27.2%
Classic Media, $4.0
2.1%
All Other, $30.1
16.2%
$160.8
Kung Fu Panda 2, $39.4
24.5%
Megamind, $25.8
31.1%
Shrek Forever After, $15.0
How to Train Your Dragon, $9.2
Library, $51.9
32.3%
All Other, $19.5
12.1%
3Q 2012
3Q 2011
Current year theatrical releases(1)
Prior year theatrical releases(1)
Preceding year theatrical releases(1)
Library(1)
Classic Media(2)
Other(3)

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

(2)	On August 29, 2012, we completed our acquisition of Classic Media.

(3)
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

Revenues. For the three months ended September 30, 2012, our revenue was $186.3 million, an increase of $25.5 million, or 15.9%, as compared to $160.8 million for the three months ended September 30, 2011. As illustrated in the revenue chart above, revenues generated by Madagascar 3 during the three months ended September 30, 2012 were higher than the amount of revenues generated by Kung Fu Panda 2 during the same period of the prior year, which was partially attributable to the stronger performance of Madagascar 3 in the worldwide theatrical markets. In addition, although each title had its domestic theatrical release in the second quarter of the year in which it was released, Madagascar 3 was not released in several international territories until the third quarter of 2012 due to the summer Olympics, whereas in the second quarter of 2011, Kung Fu Panda 2 was released theatrically in the majority of the international territories. Thus, the higher revenues generated by Madagascar 3 during the three months ended September 30, 2012 were partially attributable to the delayed timing of the international release schedule. Also, when comparing the three months ended September 30, 2012 to the same period of the prior year, revenues contributed by our "All Other" category increased $10.6 million, which was primarily attributable to revenues earned from our How to Train Your Dragon TV series, as well as an increase in revenues earned from multi-property licenses of our characters (primarily licenses to create themed hotel properties using our characters).

Revenue for the quarter ended September 30, 2012 was comprised of amounts earned by a variety of films. Our current year theatrical release, Madagascar 3 (released in June 2012), contributed $47.1 million, or 25.3% of revenues, primarily earned in the worldwide theatrical market. Our prior year theatrical release, Puss in Boots (released in the fourth quarter of 2011), contributed $44.8 million, or 24.0% of revenues, primarily earned in the worldwide pay television market. Our prior year theatrical release, Kung Fu Panda 2 (released in the second quarter of 2011), contributed $9.0 million, or 4.8%, to current quarter revenues, primarily earned in the international pay television market. Our 2010 theatrical release, Megamind, contributed $0.7 million of revenues and our library titles contributed $50.6 million, earned across several markets. Our "All Other" category contributed $30.1 million, which primarily consists of revenues attributable to our arena show based on characters from our feature film How to Train Your Dragon, the London version of our Shrek the Musical show and revenues generated by our television specials/series. Lastly, since the close of our acquisition of Classic Media on August 29, 2012, revenues generated by Classic Media were $4.0 million, primarily earned in the home entertainment market.
Revenue for the quarter ended September 30, 2011 was comprised of amounts earned by a variety of films. Our second quarter 2011 release, Kung Fu Panda 2, contributed $39.4 million, or 24.5% of revenues, primarily earned in the international theatrical markets. Our 2011 "Prior year theatrical releases" contributed an aggregate of $50.0 million, or 31.1%, to revenues for the quarter ended September 30, 2011, and were primarily earned in the worldwide television and home entertainment markets. Our library titles contributed $51.9 million of revenues, which was largely driven by television market revenues earned by Monsters vs. Aliens and Over the Hedge. Lastly, our "All Other" category, which is mainly comprised of our library titles, contributed $19.5 million, which primarily consists of revenue attributable to the London and touring versions of our Shrek the Musical show, as well as revenues generated from our television specials/series.
Costs of Revenues. Costs of revenues for the three months ended September 30, 2012 totaled $114.0 million, an increase of $6.0 million, compared to $108.0 million for the three months ended September 30, 2011. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 61.2% for the three months ended September 30, 2012 as compared to 67.2% for the three months ended September 30, 2011. The decrease in amortization as a percentage of revenues for the three months ended September 30, 2012 was partially due to the stronger performance of Madagascar 3 (released in the second quarter of 2012) compared to the performance of Kung Fu Panda 2 (released in the second quarter of 2011). Additionally, the overall amortization rate from our film library contributed to the decrease in amortization as a percentage of revenue due to strong-performing titles that entered the library category during 2012 (Shrek Forever After and How to Train Your Dragon). The amortization rate of our film library also benefited from revenues earned in the television market related to various titles with minimal remaining capitalized costs, for which there was no comparable revenue source during the same period of the prior year. These decreases were partially offset by an increase in amortization as a percentage of revenues for the three months ended September 30, 2012 due to the overall stronger combined performance of the films that comprise 2011's "Prior year theatrical release" category compared to the overall combined performance of the films that comprise 2012's "Prior year theatrical release" category.
Product Development. Product development costs increased $0.6 million to $1.3 million for the quarter ended September 30, 2012 from $0.7 million for the quarter ended September 30, 2011. Product development costs primarily represent research and development costs related to our technology initiatives.
Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $9.6 million to $36.5 million (including $3.0 million of stock-based compensation expense) for the quarter ended September 30, 2012 from $26.9 million (including $6.4 million of stock-based compensation expense) for the quarter ended September 30, 2011. This aggregate 35.7% increase was primarily attributable to $8.7 million of increased professional fees related to our new business initiatives, including the acquisition of Classic Media (i.e. due diligence and integration costs, etc.) and the setup of our China Joint Venture. In addition, $1.6 million of the increase was directly attributable to the costs incurred by Classic Media, which primarily consisted of salaries and benefits expenses. These increases were partially offset by lower stock-based compensation of $3.4 million, which was primarily driven by changes in our incentive compensation structure.
Operating Income. Operating income increased to $34.5 million for the three months ended September 30, 2012 compared to $25.2 million for the three months ended September 30, 2011. This $9.3 million, or 36.9%, increase, was largely driven by the stronger performance of our second quarter 2012 release, Madagascar 3, when compared to our second quarter 2011 release, Kung Fu Panda 2.
Interest (Expense) Income, Net. For the three months ended September 30, 2012 and 2011, the amounts recorded as interest (expense) income (net) were immaterial.

Other Income, Net. For the three months ended September 30, 2012 and 2011, other income (net of other expenses) was $2.8 million and $1.3 million, respectively. Other income in both years consisted largely of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners. During the three months ended September 30, 2012, fluctuations in foreign currency exchange rates caused other income (net of other expenses) to be higher when compared to the same period of the prior year. In addition, during the three months ended September 30, 2011, we incurred $0.5 million of expense related to outstanding foreign currency forward contracts. We did not have any outstanding forward contracts during the three months ended September 30, 2012.
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
For the three months ended September 30, 2012 and 2011, we recorded $1.4 million and $0.6 million, respectively, as a decrease in income tax benefit payable to the former stockholder in our income statement as a result of our ability to claim certain tax deductions related to prior years.
Provision for Income Taxes. For the three months ended September 30, 2012, we recorded a provision for income taxes of $14.2 million, or an effective tax rate of 38.2%. For the three months ended September 30, 2011, we recorded a provision for income taxes of $7.6 million, or an effective tax rate of 28.6%. When our provision for income taxes is combined with the amounts associated with the Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the three months ended September 30, 2012 and 2011 were 34.5% and 26.5%, respectively. Our effective tax rate for the quarter ended September 30, 2012 was higher than the 35% statutory federal rate due to transaction costs related to the acquisition of Classic Media, which are considered non-deductible for tax purposes. Our effective tax rate and our combined effective tax rate for the quarter ended September 30, 2011 were lower than the 35% statutory federal rate because of the Company's ability to benefit from certain tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above. Limitations on our ability to claim certain tax deductions caused our tax rates to be higher for the three months ended September 30, 2012, when compared to the three months ended September 30, 2011.
Net Income. Net income for the three months ended September 30, 2012 was $24.4 million, or $0.29 per diluted share, as compared to a net income of $19.6 million, or $0.23 net income per diluted share, in the corresponding period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following table sets forth (in millions), for the periods presented, our revenues by film. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

$500
$475
$450
$425
$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Revenues ($ in millions)
$485.2
Madagascar 3, $101.9
21.0%
Puss in Boots, $141.2
43.4%
Kung Fu Panda 2, $69.5
Shrek Forever After, $2.5
Megamind, $7.1
2.0%
21.8%
Library, $105.8
Classic Media, $4.0
0.8%
All Other, $53.2
11.0%
$487.0
Kung Fu Panda 2, $95.2
19.5%
Megamind, $63.6
39.5%
Shrek Forever After, $69.8
How to Train Your Dragon, $59.2
Library, $153.3
31.6%
All Other, $45.9
9.4%
YTD 3Q 2012
YTD 3Q 2011
Current year theatrical releases(1)
Prior year theatrical releases(1)
Preceding year theatrical releases(1)
Library(1)
Classic Media(2)
Other(3)

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

(2)	On August 29, 2012, we completed our acquisition of Classic Media.

(3)
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

Revenues. For the nine months ended September 30, 2012, our revenue was $485.2 million, a decrease of $1.8 million, or 0.4%, as compared to $487.0 million for the nine months ended September 30, 2011. As illustrated in the revenue chart above, revenues generated by Madagascar 3 during the nine months ended September 30, 2012 were higher than the amount of revenues generated by Kung Fu Panda 2 during the same period of the prior year due to the stronger performance of Madagascar 3 in the worldwide theatrical markets. Revenues contributed by the "Prior year theatrical releases" category were higher for the nine months ended September 30, 3012 when compared to the same period of the prior year, primarily as a result of the stronger theatrical performance of our fourth quarter 2011 release, Puss in Boots, when compared to our fourth quarter 2010 release, Megamind. These increases in revenues were partially offset by lower revenues contributed by our library titles because the first nine months of 2011 benefited from higher revenues generated in the international free television market. Our feature film titles are generally released into the international free television market two and a half years after the title's initial domestic theatrical release. As we released two films in 2008, one film in 2009 (whereas we typically release at least two films each year) and three films in 2010, revenues earned from the international free television market were impacted by the timing and quantity of feature films released during recent years, and thus, contributed a lesser amount of revenues during the nine months ended September 30, 2012 when compared to the same period of the prior year.
Revenue for the nine months ended September 30, 2012 was comprised of amounts earned by a variety of films. Our current year theatrical release, Madagascar 3 (released in June 2012), contributed $101.9 million, or 21.0% of revenues, primarily earned in the worldwide theatrical market. Our prior year theatrical release, Puss in Boots (released in the fourth quarter of 2011), contributed $141.2 million, or 29.1% of revenues, primarily earned in the worldwide home entertainment and television markets. Our prior year theatrical release, Kung Fu Panda 2 (released in the second quarter of 2011), contributed $69.5 million, or 14.3%, to current quarter revenues, primarily earned in the digital and worldwide television markets. Our preceding year theatrical releases, Megamind and Shrek Forever After, contributed an aggregate $9.6 million of revenues primarily earned in the worldwide home entertainment and television markets. Our library titles contributed $105.8 million, earned across several markets. Our "All Other" category contributed $53.2 million, which primarily consisted of revenues attributable to our arena show based on characters from our feature film How to Train Your Dragon, the London version of our Shrek the Musical show and revenues generated by our television specials/series. Lastly, since the close of our acquisition of Classic Media on August 29, 2012, our revenues included revenues generated by Classic Media of $4.0 million, primarily earned in the home entertainment market.
Revenue for the nine months ended September 30, 2011 was comprised of amounts earned by a variety of films. As illustrated in the chart above, our second quarter 2011 release, Kung Fu Panda 2, contributed $95.2 million or 19.5% of revenues, primarily earned in the worldwide theatrical markets. Our 2011 "Prior year theatrical releases" contributed an aggregate of $192.6 million, or 39.5%, of revenues, which were primarily earned in the worldwide television and home entertainment markets. Our library titles contributed $153.3 million of revenues, which was largely driven by international television market revenues earned by Madagascar: Escape 2 Africa and Kung Fu Panda. Lastly, our "All Other" category contributed $45.9 million, which primarily consists of revenue attributable to the London and touring versions of our Shrek the Musical show, as well as revenues generated from our television specials/series.
Costs of Revenues. Costs of revenues for the nine months ended September 30, 2012 totaled $324.7 million, an increase of $3.4 million, compared to $321.3 million for the nine months ended September 30, 2011. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 66.9% for the nine months ended September 30, 2012 and 66.0% for the nine months ended September 30, 2011. The slight increase in amortization as a percentage of revenues for the nine months ended September 30, 2012 was partially due to the overall stronger combined performance of the films that comprise 2011's "Prior year theatrical release" category compared to the overall combined performance of the films that comprise 2012's "Prior year theatrical release" category. This increase was partially offset by the lower amortization rate resulting from the stronger performance of 2012's "Current year theatrical release" category compared to the performance of 2011's "Current year theatrical release" category.
Product Development. Product development costs totaled $3.7 million and $1.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Product development costs primarily represent research and development costs related to our technology initiatives.
Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $8.3 million to $94.8 million (including $13.1 million of stock-based compensation expense) for the nine months ended September 30, 2012 from $86.5 million (including $21.5 million of stock-based compensation expense) for the nine months ended September 30, 2011. This 9.6% aggregate increase was primarily attributable to $13.8 million of higher professional fees primarily associated with our new business initiatives, including the acquisition of Classic Media (i.e. due diligence and integration costs, etc.) and the setup of our China Joint Venture. These increases were partially offset by $7.4 million of lower executive incentive compensation expense (including stock-based compensation), partially resulting from changes in our incentive compensation structure implemented in 2011, as well as fluctuations in performance-based compensation expense that vary with changes in forecasts of the related performance metrics that will be achieved.
Operating Income. Operating income for the nine months ended September 30, 2012 was $62.0 million compared to $78.1 million for the comparable period of 2011. The decrease in operating income of $16.1 million was largely driven by lower revenues contributed by our library titles due to the timing of revenues generated in the international free television market (as described above), as well as an increase in professional fees related to our new business initiatives.
Interest Income, Net. For the nine months ended September 30, 2012 and 2011, the amounts recorded as interest income (net) were immaterial.
Other Income, Net. For the nine months ended September 30, 2012 and 2011, total other income (net of other expenses) was $6.6 million and $5.4 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Decrease in Income Tax Benefit Payable to Former Stockholder. As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the nine months ended September 30, 2012 and 2011, our payable to the former stockholder decreased as a result of our ability to claim certain tax deductions. Accordingly, we recorded $1.8 million and $5.3 million as a decrease in income tax benefit payable to former stockholder for the nine months ended September 30, 2012 and 2011, respectively. In comparison to the first nine months of 2012, the income tax benefit payable to former stockholder had a greater decrease during the first nine months of 2011 due to the inclusion of tax deductions related to prior years which were claimed during the first nine months of 2011.
Provision for Income Taxes. For the nine months ended September 30, 2012 and 2011, we recorded a provision for income taxes of $25.2 million and $26.7 million, respectively, or an effective tax rate of 36.2% and 31.8%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective percentages for the nine months ended September 30, 2012 and 2011 were 33.6% and 25.5%, respectively. Our effective tax rate for the nine months ended September 30, 2012 was higher than the 35% statutory federal rate due to transaction costs related to the acquisition of Classic Media, which are considered non-deductible for tax purposes. Our effective tax rate and our combined effective tax rate for the nine months ended September 30, 2011 was lower than the 35% statutory federal rate because of the Company's ability to benefit from certain prior year tax deductions and the net tax benefits recognized from the Tax Basis Increase as described previously. Limitations on our ability to claim certain tax deductions caused our tax rates to be higher for the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011.

Net Income. Net income for the nine months ended September 30, 2012 was $46.3 million, or $0.54 per diluted share, as compared to a net income of $62.5 million, or $0.74 per diluted share, in the corresponding period in 2011.

Financing Arrangements

On August 10, 2012, we terminated our then-existing secured credit agreement dated as of June 24, 2008 and entered into a new Credit Agreement (the “New Credit Agreement”). The New Credit Agreement allows us to have outstanding borrowings of up to $400.0 million at any one time, on a revolving basis. During the three months ended September 30, 2012, we borrowed $200.0 million under our New Credit Agreement. Borrowings under the New Credit Agreement bear interest at per annum rates determined by reference to the base rate plus a margin of 1.50% or to the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.50% per annum.

There were no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K.
As of September 30, 2012, we were in compliance with all applicable financial debt covenants.
For a more detailed description of our various financing arrangements, please see Note 8 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2011 Form 10-K.

Liquidity and Capital Resources
Current Financial Condition
Cash generated from our operating activities, cash on hand and borrowings under our revolving line of credit during the nine months ended September 30, 2012 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g. selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments.

As of September 30, 2012, we had cash and cash equivalents totaling $130.7 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at September 30, 2012 increased by $14.6 million from that of $116.1 million at December 31, 2011. Components of this change in cash for the nine months ended September 30, 2012, as well as for the nine months ended September 30, 2011, are provided below in more detail.

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash provided by operating activities	$28,523	$46,509

During the nine months ended September 30, 2012, our main source of cash from operating activities was the collection of revenue from Paramount related to Madagascar 3's worldwide theatrical revenues, Puss in Boots' worldwide theatrical, domestic television and worldwide home entertainment revenues, Kung Fu Panda 2's worldwide home entertainment and international pay television revenues, Megamind's international television revenues and, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the first nine months of 2012 included $20.2 million paid related to annual incentive compensation payments, as well as $14.2 million paid to an affiliate of a former stockholder related to tax benefits realized in 2012 from the Tax Basis Increase. These cash payments fluctuate based on our financial results and, as a result, decreased $18.0 million and $13.7 million, respectively, when compared to the cash payments made during the nine months ended September 30, 2011. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments.

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

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash used in investing activities	$(203,336)	$(33,928)

Net cash used in investing activities for the nine months ended September 30, 2012 was primarily attributable to $157.6 million related to the acquisition of Classic Media (as previously described under "Part I—Item 2—Management's Discussion and Analysis—Business Overview") . In addition, during the nine months ended September 30, 2012 and 2011, cash used in investing activities was partially attributable to the investment in property, plant and equipment. The increase in cash used in our investment in property, plant and equipment was primarily attributable to the expansion of our facilities in Redwood City, which were placed into service in July 2012. Lastly, during the nine months ended September 30, 2012, we made a $3.0 million cash contribution as a minority investment in an unconsolidated entity.

Financing Activities
Net cash provided by (used in) financing activities for the nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	2012	2011
Net cash provided by (used in) financing activities	$189,982	$(26,346)

Net cash provided by financing activities for the nine months ended September 30, 2012 was largely comprised of borrowings under our revolving credit facility, which were primarily used to fund the acquisition of Classic Media. In addition, during the nine months ended September 30, 2012 and 2011, cash used in financing activities was partially attributable to repurchases of our Class A common stock. During the nine months ended September 30, 2012, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards.

Contractual Obligations

As of September 30, 2012, the Company had $200.0 million outstanding on its revolving credit facility. There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K.
As of September 30, 2012, we had non-cancelable talent commitments totaling approximately $20.6 million that are payable over the next five years.

Critical Accounting Policies and Estimates
Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2011 Form 10-K. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and costs of film, television and live performance productions, relative selling price of our products for purposes of revenue allocation in multiple deliverable arrangements, determination of fair value of assets and liabilities for allocation of the purchase price in an acquisition, useful lives of intangible assets, product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in our financial statements, loss contingencies, and assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Other than the critical accounting policies and estimates described below, Management believes there have been no other material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Business Acquisitions

We account for business acquisitions under the purchase method of accounting, whereby the purchase price (defined as the total consideration transferred to acquire the business) is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, expected use of the assets acquired, the expected cost to extinguish a liability, future cash flows to be generated from intellectual property and developing appropriate discount rates and market multiples. A change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. In applying the purchase method of accounting for a business acquisition, management may make adjustments during the measurement period (which is defined as one year from the closing date of the acquisition) as a result of additional information obtained subsequent to the initial reporting of the acquisition. Adjustments made to the allocation of the purchase price, or adjustments made as a result of changes in estimates or assumptions, could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet and could impact our operating results subsequent to such acquisition.

Additionally, as a result of our acquisition of Classic Media during the third quarter of 2012, we recorded $136.6 million of intangible assets, which was comprised of various character rights. Accordingly, management made estimates and assumptions as to whether each intangible asset identified has a definite life or is indefinite-lived. For each intangible asset classified as definite-lived, management made certain assumptions in order to assign each asset an economic useful life and to determine the pattern in which the intangible asset should be amortized (such as on a straight-line or an accelerated method). These assumptions are subjective and changes in these assumption could have a material impact on our financial statements.

Refer to "Part I—Item 2—Management's Discussion and Analysis—Recent Developments" for further information related to the our acquisition of Classic Media during the third quarter of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Exchange Rate Risk
For quantitative and qualitative disclosures about our foreign currency, and credit risks, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk,” of our 2011 Form 10-K. We describe below only the material changes that have occurred since December 31, 2011.

Interest Rate Risk. As of September 30, 2012, we had $200.0 million outstanding on our revolving credit facility. We are exposed to variable interest rates when we borrow under our revolving credit facility as our interest rate (per draw) is based on either i) the lending banks' base rate plus 1.50% per annum or ii) LIBOR plus 2.50% per annum. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amounts borrowed remained the same, and our net loss would increase. Assuming that we have $200.0 million outstanding on our revolving credit facility for a full fiscal year, a 1.0% fluctuation in interest rates would cause our annual interest expense to increase or decrease by $2.0 million.

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
We acquired Classic Media on August 29, 2012, and the addition of Classic Media's financial systems and processes represent a change in our internal controls over financial reporting. Management's evaluation and conclusion of the effectiveness of internal control over financial reporting as of September 30, 2012 did not include the internal controls of Classic Media because of the timing of the acquisition, which was completed on August 29, 2012. As of September 30, 2012, Classic Media represented $218.7 million of total assets, and for the three and nine months then ended, $4.0 million of revenues and less than $0.1 million of net loss.

There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See discussion of Legal Proceedings in Note 15 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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
Other than those disclosed below, during the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2011 Form 10-K or filings subsequently made with the SEC.

We have entered into a binding term sheet with Twentieth Century Fox relating to the distribution of our films and home entertainment releases following the expiration of the output term of the Paramount Agreements. The transition of our distribution and fulfillment services arrangements may cause disruptions in our business.
Under the Paramount Agreements, Paramount is obligated to provide theatrical distribution and home entertainment fulfillment services with respect to films available for release on or before December 31, 2012. Additionally, with respect to each film for which Paramount has rendered fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release. For a description of the terms of the Paramount Agreements, see “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films” of our 2011 Form 10-K.

We have entered into the Fox Distribution Agreement, which covers our theatrical and home video releases after December 31, 2012. These new distribution arrangements will require a transition process (which is currently underway) from our current relationships with Paramount, which may cause us to incur additional expenses and may require significant management time and other resources. Such expenses could have a negative effect on our operating results, cash flows and financial condition.

Following the transition from Paramount to Fox, we will be dependent on Fox for the worldwide distribution and servicing of all of our films in various forms of audio-visual media. If Fox fails to perform under the Fox Distribution Agreement, it could have a material adverse effect on our business reputation, operating results or financial condition.

The concentrated ownership of our common stock and certain corporate governance arrangements will prevent you and other stockholders from influencing significant corporate decisions.

Jeffrey Katzenberg and entities controlled by him own 100% of our Class B common stock, representing approximately 9% of our common equity and approximately 61% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg or entities controlled by him generally have the collective ability to control (without the consent of our other stockholders) all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock may make us a less attractive takeover target.

Potential acquisitions, joint ventures and other transactions could negatively affect our operating results.

From time to time, we may enter into discussions regarding potential acquisitions, joint ventures or other similar transactions, in connection with our traditional animation business or new types of businesses. To the extent that we consummate such transactions, there can be no assurance that such acquisitions, joint ventures or other transactions (such as our recent acquisition of Classic Media) will be successfully integrated by us to the extent required. Additionally, there can be no assurance that such acquisitions, joint ventures or other transactions will not adversely affect our results of operations, cash flows or financial condition. Moreover, there can be no assurance that we will be able to identify acquisition candidates or other potential business partners or that any discussions will result in a consummated transaction. Any such transactions may require significant additional capital resources and there can be no assurance that we will have access to adequate capital resources.

In August 2012, we entered into an agreement with China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd. providing for the launch of a joint venture to be known as “Oriental DreamWorks.” The purpose of the joint venture is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language. Media and entertainment businesses in China are currently subject to a variety of restrictions, including prohibitions on the conduct of certain activities by foreign-owned entities. Additionally, among other things, there are restrictions on the repatriation of funds earned in China. There can be no assurances that the joint venture will be able to obtain the appropriate licenses to engage in all contemplated aspects of its business or, if such licenses are obtained, that the joint venture will be successful. The formation of the venture and establishment of its business will require significant management and capital resources and there can be no assurances that such resources will be available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table shows Company repurchases of its Class A common stock for the three months ended September 30, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
July 1–July 31, 2012	—	$—	—	$125,000,000
August 1–August 31, 2012	—	$—	—	$125,000,000
September 1–September 30, 2012	—	$—	—	$125,000,000
Total	—	$—	—
 ____________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 2.1
Transaction and Contribution Agreement dated as of August 7, 2012 by and among the Company, DWA International Investments, Inc., China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 10, 2012).

Exhibit 10.1
Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Jeffrey Katzenberg (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 30, 2012).

Exhibit 10.2
Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Ann Daly (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 30, 2012).

Exhibit 10.3
Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Andrew Chang (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 30, 2012).

Exhibit 10.4	Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Rich Sullivan.

Exhibit 10.5	Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Daniel Satterthwaite.

Exhibit 10.6†
Distribution and Fulfillment Services Agreement dated as of August 18, 2012 by and the Company, DreamWorks Animation Home Entertainment, Inc., Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, LLC.

Exhibit 10.7
Credit Agreement dated as of August 10, 2012, by and among the Company, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 16, 2012).

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine monthss ended September 30, 2012 and 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.

†	Confidential treatment has been requested by DreamWorks Animation SKG, Inc. with respect to the redacted portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: November 1, 2012	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 2.1
Transaction and Contribution Agreement dated as of August 7, 2012 by and among the Company, DWA International Investments, Inc., China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 10, 2012).

Exhibit 10.1
Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Jeffrey Katzenberg (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 30, 2012).

Exhibit 10.2
Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Ann Daly (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 30, 2012).

Exhibit 10.3
Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Andrew Chang (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 30, 2012).

Exhibit 10.4	Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Rich Sullivan.

Exhibit 10.5	Amended and Restated Employment Agreement dated as of October 24, 2012 by and between the Company and Daniel Satterthwaite.

Exhibit 10.6†
Distribution and Fulfillment Services Agreement dated as of August 18, 2012 by and the Company, DreamWorks Animation Home Entertainment, Inc., Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, LLC.

Exhibit 10.7
Credit Agreement dated as of August 10, 2012, by and among the Company, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 16, 2012).

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.

†	Confidential treatment has been requested by DreamWorks Animation SKG, Inc. with respect to the redacted portions of this agreement.