Form 10-K
period 2012-12-31
DreamWorks Animation SKG, Inc.
filed 2013-02-27
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
The aggregate market value of Class A common stock held by non-affiliates as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $832,874,903 using the closing price of $19.06 as reported by the Nasdaq Global Select Market as of such date. As of such date, non-affiliates held no shares of Class B common stock. There is no active market for the Class B common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons holding more than 10% of the registrant’s Class A or Class B common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 29, 2012.
As of February 15, 2013, there were 77,025,506 shares of Class A common stock and 7,838,731 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2013 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.
Form 10-K
For the Year Ended December 31, 2012

Unless the context otherwise requires, the terms "DreamWorks Animation," the "Company," "we," "us" and "our" refer to DreamWorks Animation SKG, Inc., its consolidated subsidiaries, predecessors in interest and the subsidiaries and assets and liabilities contributed to it by the entity then known as DreamWorks L.L.C. ("Old DreamWorks Studios") on October 27, 2004 (the "Separation Date") in connection with our separation from Old DreamWorks Studios (the "Separation").

PART I

Item 1.	Business

Overview

DreamWorks Animation creates and exploits family entertainment, including animated feature films, television specials and series, live entertainment properties and related consumer products, meant for audiences around the world. We have released a total of 25 animated feature films of which Shrek the Third, Shrek 2 and Madagascar were the highest-grossing animated films in the domestic box office in their respective years of release.

Our current business plan generally contemplates releasing at least two animated feature films per year. We may release one or more additional films in a particular year if we determine that there is an attractive release date and that the other relevant factors support such decision. We are currently producing five feature films, of which we expect to release two in 2013 and three in 2014. In addition, we have a substantial number of projects in creative and story development and pre-production that are expected to fill the release schedule in 2015 and beyond.

Our feature films are currently the source of a substantial portion of our revenue. We derive revenue from our distributors’ worldwide exploitation of our feature films in theaters and in ancillary markets such as home entertainment, digital and pay and free broadcast television. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. For our films initially theatrically released prior to December 31, 2012, our results reflect our distribution, servicing and other arrangements with Paramount Pictures Corporation and its affiliates and related entities (collectively "Paramount"). Paramount will distribute our films which were released on or before December 31, 2012 for a period of 16 years after the theatrical release of any such film. Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), pursuant to our new distribution and fulfillment services agreement (the "Fox Distribution Agreement"), will distribute our films initially theatrically released after December 31, 2012. For a discussion of the Company’s business segments and geographic information about the Company’s revenues, please see the Company’s consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

In August 2012, we completed the acquisition of Classic Media (which now operates as DreamWorks Classics). Classic Media is primarily engaged in the acquisition and exploitation of character-based family entertainment properties across television, home entertainment, merchandising, music and other media channels worldwide. Classic Media has acquired, licensed or created intellectual property rights in relation to a number of characters including Veggie Tales, Casper, Lassie, Barbie, Postman Pat, Tinga Tinga Tales, Frosty and Rudolph the Red-Nosed Reindeer. Classic Media generates revenues from home entertainment sales, television and video licensing, licensing of intellectual property for sale or use (including consumer products, merchandise and live performances) and music publishing.
As part of its CG ("computer-generated") filmmaking and other processes, we have developed a variety of software tools and other intellectual property. From time to time, we may seek to exploit this intellectual property in applications other than our traditional filmmaking business. Such projects may be conducted by us directly or with or through technology companies or other business partners.
 Company History

Prior to the Separation from Old DreamWorks Studios on October 27, 2004, we were a business division of Old DreamWorks Studios, the diversified entertainment company formed in October 1994 by Steven Spielberg, Jeffrey Katzenberg and David Geffen. As a division of Old DreamWorks Studios, we conducted our business primarily through Old DreamWorks Studios’ animation division. On October 28, 2004, our Class A common stock began trading on the New York Stock Exchange in connection with our initial public offering.

In connection with the Separation, we entered into a separation agreement (the "Separation Agreement") and a number of other agreements with Old DreamWorks Studios to accomplish the Separation and establish the terms of our various relationships with Old DreamWorks Studios. We completed the Separation in connection with our initial public offering in October 2004 by the direct transfer to us of certain of the assets and liabilities that comprise our business. Old DreamWorks Studios also transferred certain of its subsidiaries to us.

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff are based, was custom-built in 1997.

Part I—Item 1—Business

Subject to any distribution rights we may license to our distributors and other third parties, we generally retain the exclusive copyright and other intellectual property rights to all of the characters in our franchise feature-film properties, other than (i) co-ownership of the copyright and other intellectual property rights (including characters) in and to Flushed Away, which was co-produced with Aardman Animations, Ltd. ("Aardman"), (ii) Wallace & Gromit: The Curse of the Were-Rabbit, a film owned by Aardman for which we generally have worldwide distribution rights in perpetuity, excluding certain United Kingdom television rights and certain ancillary markets, (iii) co-ownership of the copyright and other intellectual property rights (including characters) in and to Chicken Run with Aardman Chicken Run Limited and Pathé Image and (iv) the animated television series The Penguins of Madagascar and Kung Fu Panda: Legends of Awesomeness, for which the copyright is owned by Nickelodeon.

Films in Production and Development

We are currently producing five animated feature films for release in 2013 and 2014. In addition, we have a substantial number of projects in development and production that are expected to fill our release schedule in 2015 and beyond. The table below lists all of our films that are expected to be released through the end of 2014.

Title	Expected Release Date*
The Croods	March 22, 2013
Turbo	July 19, 2013
Mr. Peabody and Sherman	March 7, 2014
How to Train Your Dragon 2	June 20, 2014
Happy Smekday!	November 26, 2014
__________________
*    Release dates are tentative as of February 27, 2013. Due to the uncertainties involved in the development and production of animated feature films, the date of completion can be significantly delayed.

Non-Feature Film Businesses

Over the last few years, the Company has commenced a number of initiatives aimed at diversifying the Company's revenue streams. In some instances, these initiatives also seek to further capitalize on the Company's franchise film properties, such as Shrek, Madagascar and Kung Fu Panda, by exploiting the film properties in other areas of family entertainment.

Classic Media
On August 29, 2012, we completed the acquisition of Classic Media. We acquired Classic Media as part of our overall strategy of diversifying our various revenue streams and decreasing our reliance on the performance of individual theatrical film releases. We purchased all of the issued and outstanding equity securities for approximately $157.6 million in net cash consideration (and net of Classic Media's cash on hand at closing), including amounts to be used to retire Classic Media's outstanding indebtedness, and after giving effect to estimated working capital adjustments at closing. The purchase price is subject to final post-closing working capital adjustments. At the time of acquisition, Classic Media had approximately 80 employees and for the 12 months ended February 29, 2012 earned net revenue of approximately $82.2 million.

Television Specials and Series

The animated television series, The Penguins of Madagascar, based on the Company's film Madagascar, debuted on the Nickelodeon network in March 2009. The animated television series, Kung Fu Panda: Legends of Awesomeness, debuted on Nickelodeon in late 2011. Under the Company's agreement with Paramount, which is an affiliate of Nickelodeon (which is discussed in greater length in "—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films—Nickelodeon Television Development"), the Company is generally entitled to receive one-half of the revenues, as well as certain service fees, associated with home entertainment and consumer products sales related to the television series. The Company's newest animated television series based on How to Train Your Dragon, debuted on the Cartoon Network in late 2012. The Company receives a per-episode fee from Cartoon Network and is entitled to retain all revenues from the exploitation of the series on home video and in countries not served by Cartoon Network. The Company also retains all revenue from merchandise based on the series.

We have also produced a number of half-hour television specials based on our films Shrek, Kung Fu Panda, Madagascar and Monsters vs. Aliens. In connection with these specials, the Company has, from time to time, directly entered into various

Part I—Item 1—Business

network television distribution agreements and in 2011 entered into a long-term distribution agreement with Netflix covering various of these specials (as well as the Company's feature film releases beginning in 2013). The Company retains all other distribution rights (such as DVD, other home entertainment and consumer product distribution rights) with respect to its television specials and series.

Live Performances

From December 2008 until January 2010, the Company's Shrek The Musical ran on Broadway. The play is based on the Company's 2001 theatrical release, Shrek. From July 2010 until July 2011, the Company also operated a national touring production of the play. A separate production of the play opened in London in May 2011 and completed its run in February 2013. During 2011, the Company operated a live show in the United States ("U.S.") based on the film Madagascar. From June 2012 until January 2013, we operated a live arena touring show based on our feature film How to Train Your Dragon. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs—Revenues—Licensing, Merchandise and Other."

Joint Ventures and Investments

From time to time, the Company also considers entering into joint ventures or making investments in various family entertainment and other entertainment-oriented businesses.

Chinese Joint Venture
On August 7, 2012, we entered into a Transaction and Contribution Agreement (the "China JV Agreement") with ODW Holdings Limited ("ODW"), China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"), providing for the launch of a joint venture (the "China Joint Venture") with the CPE Holders. The purpose of the China Joint Venture, which will be operated through ODW, is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language.
The China Joint Venture will encompass animated and live action motion pictures and television programming, an internet distribution platform, live shows, theme parks, animation parks, mobile, online, interactive games and related consumer products. The business of the China Joint Venture will be conducted in the People's Republic of China, with the potential for expansion into such other markets in the world as may be approved by the board of directors of the China Joint Venture.
In exchange for 54.55% of the equity of the China Joint Venture, an entity controlled by CMC, SAIL and SMG will make a total cash capital commitment of $150 million (a portion of which is expected to be funded at closing, with the balance to be funded over time) and non-cash contributions valued at $30 million. In exchange for 45.45% of the equity of the China Joint Venture, the Company will make a total cash capital commitment of $50 million (a portion of which is expected to be funded at closing, with the balance to be funded over time) and non-cash contributions valued at $100 million (including contributions in the form of licenses of intellectual property).
The China Joint Venture will be governed by a board of directors, which will initially consist of seven directors, four of which will be appointed by the Chinese partners and three of which will be appointed by the Company. The China Joint Venture will be prohibited from taking certain actions without the affirmative vote of at least one director appointed by the Chinese partners and one director appointed by the Company.
The closing (the "Closing") of the initial contributions to the China Joint Venture and the issuance of equity by ODW to the Company and CPE is subject to certain closing conditions, including obtaining the requisite governmental approvals for the formation of CPE by the CPE Holders. Upon the Closing, ODW will be renamed "Oriental DreamWorks Holding Limited." The China JV Agreement is subject to termination by the Company or CMC (acting on behalf of CPE and the CPE Holders) under certain circumstances.
Distribution and Servicing Arrangements

On January 31, 2006, Viacom Inc. and certain of its affiliates (collectively, "Viacom") (including Paramount) acquired Old DreamWorks Studios. In connection with this transaction, we terminated our prior distribution agreement with Old DreamWorks Studios (the "Old DreamWorks Studios Distribution Agreement"). Effective January 31, 2006, the worldwide theatrical and television distribution and home video fulfillment services for our films released after January 31, 2006 (and on

Part I—Item 1—Business

or prior to December 31, 2012) have been provided by Paramount. A detailed discussion of our distribution and fulfillment services agreements with Paramount is provided below in "—How We Distribute, Promote and Market Our Films."

On August 18, 2012, we entered into a binding term sheet (the "Fox Distribution Agreement") with Fox, pursuant to which we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and other audiovisual programs released after December 31, 2012. A detailed discussion of the Fox Distribution Agreement is provided below in "—How We Distribute, Promote and Market Our Films."
How We Distribute, Promote and Market Our Films

Overview

On January 31, 2006, we entered into a distribution agreement with Paramount and its affiliates (the "Paramount Distribution Agreement"), and our wholly owned subsidiary, DreamWorks Animation Home Entertainment, L.L.C. ("DreamWorks Animation Home Entertainment"), entered into a fulfillment services agreement (the "Paramount Fulfillment Services Agreement" and, with the Paramount Distribution Agreement, the "Paramount Agreements") with an affiliate of Paramount.

Under the Paramount Distribution Agreement, subject to certain exceptions, Paramount advertises, publicizes, promotes, distributes and exploits our animated feature films initially released theatrically on or before December 31, 2012 in each territory and in each media designated by us. Under the Paramount Fulfillment Services Agreement, we have also engaged Paramount to render worldwide home video fulfillment services and video-on-demand services in each territory designated by us for all films released on or before December 31, 2012 for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement with respect to which we own or control the requisite rights.

Paramount Distribution Agreement

The following is a summary of the Paramount Distribution Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors in our common stock are encouraged to read the Paramount Distribution Agreement.

Term of Agreement.    Subject to certain exceptions, the Paramount Distribution Agreement grants Paramount the worldwide right to distribute all of our animated films, including previously released films, completed and available for release on or before December 31, 2012. Accordingly, our film Rise of the Guardians, which was released in November 2012, is the last film released in theaters pursuant to the Paramount Distribution Agreement. The distribution rights granted to Paramount generally include (i) domestic and international theatrical exhibition, (ii) domestic and international television licensing, including pay-per-view, pay television, network, basic cable and syndication, (iii) non-theatrical exhibition, such as on airlines, in schools and in armed forces institutions, and (iv) Internet, radio (for promotional purposes only) and new media rights, to the extent that we or any of our affiliates own or control the rights to the foregoing at the time of delivery. We retain all other rights to exploit our films, including domestic and international home entertainment exhibition and video-on-demand exhibition rights (and we have engaged Paramount under the Paramount Fulfillment Services Agreement to render services in connection with our exploitation of these rights on a worldwide basis), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Under the Paramount Distribution Agreement, once Paramount has acquired the license to distribute one of our animated feature films, Paramount generally will have the right to exploit the film in the manner described above for 16 years from such film’s initial general theatrical release.

Distribution Services.    Paramount is responsible for the worldwide distribution in the media mentioned above of all of our animated feature films covered by the Paramount Distribution Agreement, but may engage one or more sub-distributors and service providers in those territories and media in which Paramount subdistributes all or substantially all of its motion pictures, subject to our prior written approval.

Expenses and Fees.    The Paramount Distribution Agreement provides that we will be solely responsible for all of the costs of developing and producing our animated feature films, including contingent compensation and residual costs. Paramount will be responsible for all of the out-of-pocket costs, charges and expenses incurred in the distribution, advertising, marketing and publicizing of each film (collectively, the "Distribution Expenses").

Part I—Item 1—Business

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

Under the Paramount Distribution Agreement, Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction for, among other things, distribution and marketing costs, third-party distribution fees and sales agent fees), and (ii) recoup all of its distribution and marketing costs with respect to our films on a title-by-title basis prior to our recognizing any revenue. For each film licensed to Paramount, revenues, fees and expenses for such film under the Paramount Distribution Agreement are combined with the revenues, fees and expenses for such film under the Paramount Fulfillment Services Agreement and we are provided with a single monthly accounting statement and, if applicable, payment for each film. For further discussion, see "—Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement" below.

Creative Control.    We retain the exclusive right to make all creative decisions and initiate any action with respect to the development, production and acquisition of each of our films, including the right to abandon the development or production of a film, and the right to exercise final cut.

Nickelodeon Television Development.    During the output term of the Paramount Distribution Agreement, we also agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop animated television properties based on our films and the characters and elements contained in those films. We retained the right to co-produce any television programs and maintained all customary creative approvals over any production using our film properties, including the selection of the film elements to be used as the basis for any television productions. The animated television series, The Penguins of Madagascar, which is based on our Madagascar films, debuted on the Nickelodeon network in March 2009. The animated television series Kung Fu Panda: Legends of Awesomeness, which is based on our Kung Fu Panda films, debuted on Nickelodeon in 2011.

Termination.    Upon the occurrence of certain events of default, the non-breaching party may terminate the agreement. If we terminate the agreement, we generally can require Paramount to stop distributing our films in the various territories and markets in which Paramount directly distributes our films, or we can terminate the remaining term of the Paramount Distribution Agreement, but require Paramount to continue distributing our films that are currently being distributed pursuant to the Paramount Distribution Agreement, subject, in each case, to the terms of any output agreements or other agreements to which the films are then subject. Unless otherwise agreed, termination of the Paramount Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. Upon termination by either party of the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, we have the corresponding right to terminate the other agreement at our sole election.

Paramount Fulfillment Services Agreement

The following is a summary of the Paramount Fulfillment Services Agreement, which is filed as an exhibit to this Form 10-K. This summary is qualified in all respects by such reference. Investors in our common stock are encouraged to read the Paramount Fulfillment Services Agreement.

Term of Agreement and Exclusivity.    Under the Paramount Fulfillment Services Agreement, we have engaged Paramount to render worldwide home video fulfillment services and video-on-demand services for all films previously released for home entertainment exhibition and video-on-demand exhibition by us, and for every animated film licensed to Paramount pursuant to the Paramount Distribution Agreement on or before December 31, 2012 with respect to which we own or control the requisite rights at the time of delivery. Once Paramount has been engaged to render fulfillment services for one of our animated feature films, Paramount generally has the right to render such services in the manner described herein for 16 years from such film’s initial general theatrical release.

Fulfillment Services.    Paramount is responsible for preparing marketing and home entertainment distribution plans with respect to our home entertainment releases, as well as arranging necessary third-party services, preparing artwork, making media purchases for product marketing, maintaining secure physical inventory sites and arranging shipping of the home entertainment units.

Part I—Item 1—Business

Approvals and Controls.    We have certain approval rights over the marketing and home entertainment distribution plans mentioned above and are entitled to determine the initial home entertainment release dates for all of our films in the domestic territory and to approve home entertainment release dates in the majority of the international territories.

Expenses and Fees.    The Paramount Fulfillment Services Agreement requires Paramount to pay all expenses relating to home entertainment distribution, including marketing, manufacturing, development and shipping costs and all services fees paid to subcontractors, excluding contingent compensation and residual costs (collectively, "Home Video Fulfillment Expenses"). The Paramount Fulfillment Services Agreement provides that we and Paramount will mutually agree on the amount of Home Video Fulfillment Expenses to be incurred. However, in the event of a disagreement, Paramount's decision, based on its good-faith business judgment, will prevail. Unless we and Paramount otherwise agree, the aggregate amount of Home Video Fulfillment Expenses to be incurred with respect to any event film that is rated "PG 13" (or a less-restrictive rating) and is released in the domestic territory on at least 2,000 screens will be equal to or greater than 90% of the average amount of Home Video Fulfillment Expenses incurred to release our three most recent event films, as measured on a rolling basis, subject to certain adjustments. However, if we determine in good faith that a film’s gross receipts will be materially enhanced by the expenditure of additional Home Video Fulfillment Expenses, we may cause Paramount to increase such expenditures, provided that we will be solely responsible for advancing to or reimbursing Paramount for those additional expenditures within five business days of receiving an invoice from Paramount.

In return for the provision of fulfillment services to us, Paramount is entitled to (i) retain a service fee of 8% of home entertainment revenues (without deduction for any manufacturing, distribution and marketing costs and third party service fees) and (ii) recoup all of its Home Video Fulfillment Expenses with respect to our films on a title-by-title basis. For each film with respect to which Paramount is rendering fulfillment services, revenues, fees and expenses for such film under the Paramount Fulfillment Services Agreement are combined with the revenues, fees and expenses for such film under the Paramount Distribution Agreement and we are provided with a single monthly accounting statement and, if applicable, payment for each film. For further discussion see "—Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement" below.

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

Fox Distribution Agreement
Term of Agreement. Under the Fox Distribution Agreement, we have agreed to license Fox the exclusive right to distribute, and have engaged Fox to service, in each case on a worldwide (excluding China and South Korea) basis, the following animated feature films and other audiovisual programs: (i) our animated feature films that we elect to initially theatrically release during the five-year period beginning on January 1, 2013 (such five-year period, the "Output Term") and with respect to which we own substantially all of the relevant distribution rights (each, a "Qualified Picture"), (ii) motion pictures that would be Qualified Pictures but for the fact that we do not own substantially all of the relevant distribution rights, which we must offer Fox the right to distribute and service and Fox has the option to distribute and service (each, an "Optional Picture"), (iii) our animated feature films that were theatrically released by us prior to January 1, 2013 if and when such films cease being subject to third-party distribution rights at any point during the Output Term (each, an "Existing Picture"), (iv) as determined by us in our sole discretion, subject to certain exceptions, audiovisual programs acquired by us as part of our recently completed acquisition of Classic Media (each a "Classic Media Picture") and (v) as determined by us in our sole discretion, subject to certain exceptions, other audiovisual programs produced or acquired by us that are not Qualified Pictures, Optional Pictures, Classic Media Pictures, Existing Pictures or live-action or hybrid feature-length theatrical motion pictures (each, an "Other Picture"). Live-action or hybrid feature-length theatrical motion pictures (other than Classic Media Pictures) are not subject to the terms of the Fox Distribution Agreement. Each motion picture with respect to which rights are licensed to (and serviced by) Fox under the Fox Distribution Agreement is herein called a "Licensed Picture."
The rights licensed to, and serviced by, Fox for all Licensed Pictures will terminate on the same date, which will be the date that is one year after the initial home video release date in the U.S. of the last Licensed Picture theatrically released by Fox

Part I—Item 1—Business

during the Output Term, unless terminated earlier in accordance with the terms of the Fox Distribution Agreement, subject to extension in the case of certain television license agreements entered into by Fox prior to or during the Output Term and approved by us.
Certain Retained Rights. The rights licensed to, and serviced by, Fox do not include the following rights that we retain and may freely exploit: (i) all forms of television, all forms of video on demand (excluding transactional video on demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if we elect to distribute such rights through a third party), (ii) television and subscription video on demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iii) any other rights necessary for us to sell content directly to consumers through digital "storefronts" owned or controlled by us (which Fox may exploit on a non-exclusive basis under certain conditions) and (iv) certain other retained rights, including subsequent production, merchandising, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights.
Fees and Expenses. The Fox Distribution Agreement provides that Fox will be entitled to a distribution fee or services fee of 8% on all gross receipts and home video gross receipts, except in connection with the following rights for which the fee will be 6%: (i) pay television in the U.S. and/or Canada that we elect to license to Fox and pay television outside the U.S. and Canada under certain output agreements entered into by Fox (although an 8% fee is payable with respect to certain existing Fox output arrangements) and (ii) all forms of video-on-demand (other than attendant subscription video-on-demand included in existing pay television output agreements) and other digital distribution.
Fox will be responsible for advancing all expenses related to the exhibition, exploitation, use and distribution of each Licensed Picture and all expenses related to home video distribution and fulfillment services. Fox will be entitled to recoup all such distribution expenses and home video fulfillment expenses, and in each case will be financially responsible for such expenses in a manner to preserve our existing net accounting treatment with respect to revenue recognition. Fox will also be granted a contractual television participation right with respect to each of the Qualified Pictures, which will be calculated and paid only if the ultimates statement prepared by us for a given Qualified Picture indicates that Fox will not fully recoup the relevant distribution expenses and home video fulfillment expenses from the projected gross receipts and home gross receipts for such Qualified Picture. Fox will pay us in a manner generally consistent with our past practice. Fox has also agreed to provide us with additional services and pay us an annual cost reimbursement amount during the term of the Fox Distribution Agreement.
Distribution Services. Fox has agreed to advertise, promote and distribute the Licensed Pictures and provide the quality, level, priority and quantity of distribution support and services in connection therewith, at least comparable to the support and services provided in connection with our three most recent wide-release pictures released by Fox and, if a higher standard, on a non-discriminatory basis as compared to Fox's own comparable motion pictures, taking into account certain factors. Fox is obligated to release, distribute and service the Licensed Pictures in all media, territories and formats designated by the Company (unless Fox rejects an offered Classic Media Picture or Other Picture because it is not economically viable for it to distribute, in which case we can ourself distribute or have any third party distribute such Classic Media Picture or Other Picture). Fox is also obligated to expend a minimum amount in connection with the distribution and servicing of the Qualified Pictures generally consistent with past practice. We will have all approvals and controls over the exploitation of the Licensed Pictures as are generally consistent with past practice.
Termination. The Fox Distribution Agreement is subject to termination by either party in the event that we experience a "DWA Change in Control." For purposes of the Fox Distribution Agreement, "DWA Change in Control" is defined as (i) the acquisition of beneficial ownership of more than 35% of the outstanding equity securities of the Company by a media company in the audiovisual content distribution business (a "Media Company"), (ii) the sale or other transfer of all or substantially all of the Company's property, business or assets or of its motion picture division to a Media Company and (iii) any merger, consolidation, share exchange or other similar transaction between the Company and a Media Company, the result of which is that the applicable Media Company owns at least 35% of the voting power of the outstanding voting securities of the resulting combined entity. In order to terminate the Fox Distribution Agreement, either party must deliver written notice to the other party within 90 days of such DWA Change in Control, which notice must specify a termination date no earlier than one year following the date of such notice.
Licensing

In connection with our traditional feature film and related businesses, we have entered into a variety of licensing arrangements with a number of consumer products companies and other retailers. Pursuant to our typical arrangements, we grant a single-picture license to use our characters or film elements in connection with a specified merchandise item or category

Part I—Item 1—Business

in exchange for a percentage of net sales of the products and, in certain instances, minimum guaranteed payments. We may also enter into other arrangements, such as multi-picture agreements or multi-category license agreements, pursuant to which the licensee receives merchandising or promotional rights in exchange for royalty payments or guaranteed payments.

Our recently acquired Classic Media business primarily derives revenue from the large number of licensing arrangements into which it has entered with a variety of consumer products companies and other retailers. In certain instances, Classic Media has also entered into license agreements with other studios and content producers granting them the right to develop and produce theatrical motion pictures and other original content using the iconic characters which are owned by Classic Media.

Strategic Alliances and Promotions

The success of our projects greatly depends not only on their quality, but also on the degree of consumer awareness that we are able to generate for their theatrical and home entertainment releases. In order to increase consumer awareness, we have developed key strategic alliances as well as numerous promotional partnerships worldwide. In general, these arrangements provide that we license our characters and storylines for use in conjunction with our promotional partners’ products or services. In exchange, we may receive promotional fees in addition to substantial marketing benefits from cross-promotional opportunities, such as inclusion of our characters and movie images in television commercials, online, print media and on promotional packaging.

We currently have strategic alliances with McDonald’s, Hewlett-Packard, Intel, Autodesk, Oracle, Polycom and RedHat. We believe these relationships are mutually valuable. We benefit because of the consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

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

Part I—Item 1—Business

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

Competition

Our films and other projects compete on a broad level with all forms of entertainment and other consumer leisure activities. Our primary competition for film audiences comes from other wide-release "event" films released into the theatrical market at or near the same time as our films. At this level, in addition to competing for box-office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, with respect to the home entertainment and television markets, we compete with other films as well as other forms of entertainment. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees and for the acquisition of rights to pre-existing literary and other works.

Competition for Film Audiences.    Our primary competition for film audiences generally comes from other wide-release "event" films, especially animated and live-action films that are targeted at similar audiences and released into the theatrical market at or near the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its box-office performance. Because we currently expect to release only two or three films per year, our objective is to produce "event" films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of other "event" films. In this regard, we pay particular attention to the expected release dates of other films produced by other animation studios, as well as live-action films targeting family audiences.

Disney/Pixar, Sony Entertainment, Fox Entertainment’s Blue Sky Studios and Illumination Entertainment are currently the animation studios that we believe target similar audiences and have comparable animated filmmaking capabilities. In addition, other companies and production studios continue to release animated films, which can affect the market in which our films compete.

Competition in Home Entertainment.    In the home entertainment market, our films and television specials/series compete with not only other theatrical titles or direct-to-video titles and television series titles, but also other forms of home entertainment, such as online, casual or console games. As competition in the home entertainment market increases, consumers have a greater number of choices for home entertainment products. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Historically, a significant portion of our revenues has been derived from consumer purchases of our home entertainment titles. In this regard, we compete with video-rental or video-on-demand services that offer consumers the ability to view home entertainment titles one or more times for a rental fee that is typically significantly less than the purchase of the title. We also compete with companies that offer Internet-based services that allow consumers to stream home entertainment titles to their televisions, computers or mobile devices for a one-time or monthly subscription fee. Additionally, some existing subscription cable television channels have developed Internet-based services that offer subscribers the ability to view content on computers or mobile devices. Our home entertainment titles also compete with these services. Finally, over the past several years, there has been an increase in competition for shelf space given by retailers for any specific title and for DVDs in general.

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

Part I—Item 1—Business

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

Employees

As of December 31, 2012, we employed approximately 2,400 people, many of whom were covered by employment agreements, which generally include non-disclosure agreements. Of that total, approximately 1,520 were directly employed in the production of our films as animators, modelers, story artists, visual development artists, layout artists, editors, technical directors, lighters and visual effects artists and production staff, approximately 310 were primarily engaged in supporting and developing our animation technology, and approximately 570 worked on general corporate and administrative matters, including our licensing and merchandising operations. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. In addition, approximately 870 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under three industry-wide collective bargaining agreements to which we are a party, namely agreements with Locals 700 and 839 of the International Alliance of Theatrical Stage Employees (“IATSE”), which generally cover certain members of our production staff, and an agreement with the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”), which generally covers artists such as actors and singers. Our collective bargaining agreements with IATSE and SAG-AFTRA expire on July 31, 2015 and June 30, 2014, respectively. We believe that our employee and labor relations are good.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

Our common stock is currently listed on the Nasdaq under the symbol "DWA." We maintain an Internet site at http://www.DreamworksAnimation.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with, or furnishing them to, the SEC. We have adopted a code of ethics applicable to our principal executive, financial and accounting officers. We make available free of charge, on or through our website's investor relations page, our code of ethics. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC.

Part I—Item 1A—Risk Factors

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

In general, the economic success of a motion picture is dependent on its theatrical performance, which is a key factor in predicting revenue from other distribution channels and is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any revenues for such film from our distributors. Some of our films (including our November 2012 theatrical release Rise of the Guardians) have not recovered their production costs, after recoupment of marketing, fulfillment services and distribution costs, in an acceptable timeframe or at all. See "—We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs."

Our business is currently substantially dependent upon the success of a limited number of film releases each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results and cash flows.

We generally expect to release two or three animated feature films per year. The unexpected delay in release or commercial failure of just one of these films could have a significant adverse impact on our results of operations and cash flows in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In fact, over the last several years domestic theatrical results and foreign theatrical results have become less directly correlated than in the past. While we have generally seen growth in our foreign theatrical results, it has come in countries where the home entertainment market is not as robust as in the U.S. or Western Europe.

Our home entertainment business has experienced significant changes as a result of rapid technological change and shifting consumer preferences and behavior. We cannot predict the effect that these changes and shifting preferences will have on the revenue from and profitability of our films.

A significant amount of our revenues and profitability has historically resulted from sales of DVDs in the home entertainment market. Since 2005, there has been a significant decline in both the number of DVD units sold and the profitability of such units. We believe that this decline is a result of various technological advances and changes in consumer preferences and behavior. Consumers (especially children) are spending an increasing amount of time on the Internet and mobile devices, and technology in these areas continues to evolve rapidly. In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on handheld or portable devices. As a result, consumer demand for DVDs has declined sharply. We and our distributors must adapt our businesses to changing

Part I—Item 1A—Risk Factors

consumer behavior and preferences and exploit new distribution channels (such as Internet distribution) or find new and enhanced ways to deliver our films in the home entertainment market. There can be no assurances that we will be able to do so or that we will be able to achieve historical revenues or margin levels in such business.

During 2012, three large retailers, Walmart, Target and Best Buy, accounted for approximately 63% of our domestic DVD sales. If these and other retailers' support of the DVD format decreases, our results of operations could be materially adversely affected.

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

•
our distribution arrangements with our distributors permit our distributors to collect distribution fees and to recoup distribution costs and cause us to recognize significantly less revenue from a film in the period of a film’s initial theatrical release than we otherwise would absent these agreements;

•	the timing of development expenses and varying levels of success of our new business ventures; and

•	the seasonality of our Classic Media business.

We currently derive a significant percentage of our revenue from a single source, the production of animated family entertainment, and our lack of a diversified business could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we currently depend primarily on the success of our feature films and other properties. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. We, on the other hand, currently derive a significant percentage of our revenue from a single source—our animated family entertainment—and our lack of a diversified business model could adversely affect us if our feature films or other properties fail to perform to our expectations.

We have recently developed and are currently in the process of developing a number of projects that are not feature films, which will involve upfront and ongoing expenses and may not ultimately be successful.

As part of our plan of diversifying our revenue sources, over the last several years we have produced and are currently developing a number of projects that are not feature films. These projects include several live shows, animated television specials and series, technology initiatives and our Chinese joint venture. Some of these new businesses are inherently riskier than our traditional animated feature film business. These projects also require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company’s management resources. While we currently believe that we have adequate sources of capital to fund these development and operating expenditures, there can be no assurances that such resources will be available to us. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we cannot provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful. We launched a live arena touring show based on our feature film How to Train Your Dragon on June 27, 2012. During the three months and year ended December 31, 2012, we recorded $7.7 million and $12.5 million, respectively, of revenues generated from this show. During the three months and year ended December 31, 2012, we recorded operating expenses of $10.3 million and $23.2 million, respectively, related to this show. During the year ended December 31, 2010, the Shrek The Musical touring show and the Kung Fu Panda online virtual world did not achieve the operating results that had been expected. As a result, during the fourth quarter of 2010, we recorded an impairment charge of $11.9 million related to the online virtual world and $7.9 million related to the touring show. The online virtual world has been subsequently discontinued. The Company is no longer operating a Shrek The Musical touring show, but from time to time it may license the rights to other parties to exploit.

Part I—Item 1A—Risk Factors

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

The costs to develop, produce and market a film are substantial. In 2012, for example, we spent approximately $278.7 million to fund production costs (excluding overhead expense) and to make contingent compensation and residual payments. Although we retain the right to exploit each of the films that we have previously released, the size of our film library is insubstantial compared to the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that supplement the cash flow generated by newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows to the same extent and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our revolving credit facility. If our films fail to perform, we may be forced to seek sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our cash flows, growth or business.

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

Changes in the United States, global or regional economic conditions could adversely affect our results of operations and financial condition.

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

Part I—Item 1A—Risk Factors

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

Our business is normally subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in our consumer products business are influenced by both seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in the fiscal quarter of a film’s theatrical release. We expect that revenues generated by our newly acquired subsidiary, Classic Media, will tend to be higher during the fourth quarter of each calendar year due to the holiday content offered through television distribution rights as well as home entertainment products geared towards the holiday season. Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of our theatrical or home entertainment releases), the effect could have a disproportionate effect on our results for the year.

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

We have established multiple creative and production teams so that we can simultaneously produce several animated feature films and other projects. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our entertainment projects. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our projects will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

We are dependent on our distributors for the distribution and marketing of our feature films and related products.

Under the Paramount Agreements, Paramount and certain of its affiliates, and under the Fox Distribution Agreement, Fox and certain of its affiliates, are responsible for the worldwide distribution and servicing of all of our films in substantially all audiovisual media. If our distributors fail to perform under these agreements, our business reputation, operating results and financial condition could be adversely affected. For a description of the terms of the Paramount Distribution Agreement, the Paramount Fulfillment Services Agreement and the Fox Distribution Agreement, see "Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films."

Part I—Item 1A—Risk Factors

We depend on our distributors to remit most of our revenue to us.

We generate a substantial majority of our revenue through our relationships with our distributors. Historically, most of our revenue has been remitted to us by Paramount. Going forward, we expect most of our revenue to be remitted to us by Paramount, Fox and Netflix. Due to our dependence on so few counterparties to remit to us the majority of our revenue, we are subject to credit risk on account of each of these counterparties. If one or more of these counterparties is unable to pay us the amounts due to us, our results of operations, cash flows and financial condition may be adversely affected.
The amount of revenue that we recognize from our films is dependent on the information we receive from our distributors.
Because third parties are the principal distributors of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributors. As is typical in the film industry, our distributors may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributors in future periods to ensure that revenues are accurately reflected in our financial statements.
The transition of our distribution and fulfillment services arrangements may cause disruptions in our business.
Under the Paramount Agreements, Paramount is obligated to provide theatrical distribution and home entertainment fulfillment services with respect to films available for release on or before December 31, 2012. Additionally, with respect to each film for which Paramount has rendered theatrical distribution and fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release. For a description of the terms of the Paramount Agreements, see “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films."

We have entered into the Fox Distribution Agreement, which covers our films initially released after December 31, 2012 and the associated home video releases. This new distribution arrangement will require a transition process (which is currently underway) from our current relationships with Paramount, which may cause us to incur additional expenses and may require significant management time and other resources. Such expenses could have a negative effect on our operating results, cash flows and financial condition. See “Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films.”

Following the transition from Paramount to Fox, we will be dependent on Fox for the worldwide distribution and servicing of all of our newly released films in various forms of audiovisual media. If Fox fails to perform under the Fox Distribution Agreement, it could have a material adverse effect on our business reputation, operating results or financial condition.

Both Fox and Paramount distribute our feature films and related products, and in some cases, the responsibility for distributing and promoting our film franchises will be split between Fox and Paramount.
Under the Fox Distribution Agreement, Fox will distribute our films and related products released after December 31, 2012, and under the Paramount Agreements, Paramount will continue to distribute our films and related products released in theaters on or before December 31, 2012, including our recently released film Rise of the Guardians. As a result, one or both of our distributors may focus their efforts on promoting our franchises for which it is the sole distributor, to the detriment of our franchises which include feature films that were released both before and after December 31, 2012 and are therefore distributed by both of our distributors. If the diverging incentives of our distributors, or other complications arising from using multiple distributors, result in less effective promotion of our films and related products, our operating results, cash flows and financial position could be adversely affected.
We face risks relating to the international distribution of our films and related products and to the foreign production of content.
In recent years, we have derived approximately 57% of our feature film revenue from the exploitation of our films in territories outside of the U.S. Additionally, some of our newer non-feature film businesses are being or are expected to be conducted, at least partially, outside of the U.S. In February 2012, we announced that we were forming a joint venture, Oriental DreamWorks, that will conduct significant operations in China, including the development and exploitation of original content. See "Item 1—Business—Joint Ventures and Investments." As a result, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

Part I—Item 1A—Risk Factors

•
fluctuating foreign exchange rates. For a more detailed discussion of the potential effects of fluctuating foreign exchange rates, please see “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenue and Costs—Revenues—Feature Films”;

•	the Foreign Corrupt Practices Act and similar laws regulating interactions and dealings with foreign government officials;

•	other laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes and changes in these laws;

•	differing cultural tastes and attitudes, including varied censorship laws and the regulation of media businesses;

•	differing degrees of protection for patent rights and other intellectual property rights;

•	the instability of foreign economies and governments; and

•	war and acts of terrorism.

Piracy of motion pictures, including digital and Internet piracy, may decrease revenue received from the exploitation of our films.

Unauthorized copying and piracy are prevalent in various parts of the world, including in countries where we may have difficulty enforcing our intellectual property rights. Motion picture piracy has been made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures. The increased consumer acceptance of entertainment content delivered electronically and consumer acquisition of the hardware and software for facilitating electronic delivery may also lead to greater public acceptance of unauthorized content. The proliferation of unauthorized copies and piracy of these products has an adverse affect on our business because these products reduce the revenue we receive from our legitimate products. Under the Paramount Agreements and the Fox Distribution Agreement, our distributors are substantially responsible for enforcing our intellectual property rights with respect to all of our films subject to such agreements and are required to maintain security and anti-piracy measures consistent with the highest levels each maintains for its own motion pictures in each territory in the world. Other than the remedies we have in such agreements, we have no way of requiring our distributors to take any anti-piracy actions, and our distributors’ failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

We could be adversely affected by strikes and other union activity.

Along with the major U.S. film studios, we employ members of IATSE on many of our productions. We are also currently subject to collective bargaining agreements with IATSE and SAG-AFTRA. We may also become subject to additional collective bargaining agreements. A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause a delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate. In addition, strikes by unions with which we do not have a collective bargaining agreement (such as the Writers Guild of America) can have adverse effects on the entertainment industry in general and, thus, indirectly on us.

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

Part I—Item 1A—Risk Factors

Potential acquisitions, joint ventures and other transactions could negatively affect our operating results.

From time to time, we may enter into discussions regarding potential acquisitions, joint ventures or other similar transactions, in connection with our traditional animation business or new types of businesses. To the extent that we consummate such transactions, there can be no assurance that such acquisitions, joint ventures or other transactions (such as our recent acquisition of Classic Media and our China Joint Venture) will be successfully integrated by us to the extent required. Additionally, there can be no assurance that such acquisitions, joint ventures or other transactions will not adversely affect our results of operations, cash flows or financial condition. Moreover, there can be no assurance that we will be able to identify acquisition candidates or other potential business partners or that any discussions will result in a consummated transaction. Any such transactions may require significant additional capital resources and there can be no assurance that we will have access to adequate capital resources.

Our China Joint Venture faces restrictions in China and may not succeed.

In August 2012, we entered into an agreement with China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd. providing for the launch of our China Joint Venture. The purpose of the joint venture is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language. Media and entertainment businesses in China are currently subject to a variety of restrictions, including prohibitions on the conduct of certain activities by foreign-owned entities. Additionally, among other things, there are restrictions on the repatriation of funds earned in China. There can be no assurances that the joint venture will be able to obtain the appropriate authorizations to engage in all contemplated aspects of its business or, if such licenses are obtained, that the joint venture will be successful. The formation of the venture and establishment of its business will require significant management and capital resources and there can be no assurances that such resources will be available.

A variety of uncontrollable events may reduce demand for our entertainment products or otherwise adversely affect our business.

Demand for our products and services is highly dependent on the general environment for entertainment and other leisure activities. The environment for these activities can be significantly adversely affected in the U.S. or worldwide as a result of a variety of factors beyond our control, including terrorist activities, military actions, adverse weather conditions or natural disasters or health concerns. Such events could have a material adverse effect on our business and results of operations. Similarly, an outbreak of a particular infectious disease could negatively affect the public’s willingness to see our films in theaters. Finally, the ongoing effects of global climate change could adversely affect our business. Various proposals have been discussed at the federal and state level to limit the carbon emissions of business enterprises, which if enacted could result in an increase in our costs of operations. The effects of climate change could also have unpredictable effects on consumer movie attendance patterns.

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

Part I—Item 1A—Risk Factors

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

We depend on certain of our proprietary technology to develop and produce our animated feature films and other projects. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. We typically have several patent applications pending in the U.S. or other countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. From time to time, we make some of our proprietary technology available to our business partners pursuant to agreements containing non-disclosure obligations. In addition, to produce our projects we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films and other projects remain competitive. Such costs could have a material adverse affect on our business, financial condition or results of operations.

In addition, we may be required to litigate to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, could effectively prevent us from using important technology and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

One of the risks of the CG animated film production business is the possibility of claims that our projects and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their technology, software, previously developed films, stories, characters, copyrights, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. For many of the properties in the recently acquired Classic Media library, because of the age of such properties the rights to exploit the properties in newer forms of media may be ambiguous or may be split with other rightsholders. There can be no assurance that infringement or misappropriation claims (or our business partners' claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of such claims, we could incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

Part I—Item 1A—Risk Factors

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs. For instance, in the quarter ended December 31, 2012, we incurred a write-down of $86.9 million for our film, Rise of the Guardians. Such accelerated amortization or impairment charges would adversely impact our business, operating results and financial condition.

Our Audit Committee currently consists of only two independent directors. Nasdaq rules require us to have an Audit Committee consisting of at least three independent directors. Failure to regain or maintain compliance with the Nasdaq requirements could result in the delisting of our common stock from Nasdaq.
As a result of our former Chairman's resignation from our Board of Directors on October 24, 2012, the Audit Committee of the Board of Directors of the Company is currently comprised of two members. Rule 5605 of the Nasdaq Listing Rules generally requires that the Audit Committees of all listed companies be comprised of at least three members, although Rule 5605(c)(4)(B) provides that a listed company has until its next annual meeting of stockholders to fill any Audit Committee vacancy created by the resignation of an Audit Committee member. The Company notified the Nasdaq on October 25, 2012 that it intends to avail itself of the cure period set forth in Rule 5605(c)(4)(B). The Company intends to add a third member to its Audit Committee on or before the date of its 2013 Annual Meeting of Stockholders; however, if we are unable to do so, our common stock could be subject to delisting, which could adversely impact our financial condition.
Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

We use social media and other Internet websites to market our projects and connect with consumers. A variety of laws and regulations have been adopted over the last several years aimed at protecting children using the Internet. These laws include the federal Children’s Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing privacy in general and the protection and use of information received from consumers or other third parties, regardless of age. Many foreign countries have adopted similar laws affecting interaction with children and governing privacy. If the Company’s online activities were to violate any applicable current or future laws and regulations, the Company could be subject to litigation and regulatory actions, including fines and other penalties, and our reputation as a family-friendly content provider could be damaged. Additionally, any unauthorized disclosure by us of consumers' credit card or other personally identifiable information could result in claims and lawsuits against us.

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

Part I—Item 1A—Risk Factors

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

We cannot assure you that the interests of Jeffrey Katzenberg and entities controlled by him will coincide in all instances with the interests of our other stockholders. For example, Jeffrey Katzenberg or entities controlled by him, could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Jeffrey Katzenberg may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between us, on the one hand, and certain of our founding stockholders, on the other hand, which could prevent us from taking advantage of certain corporate opportunities. So long as Jeffrey Katzenberg or entities controlled by him continue to collectively own shares of our Class B common stock with significant voting power, Jeffrey Katzenberg or entities controlled by him, will continue collectively to be able to strongly influence or effectively control our decisions.

Additionally, in connection with the Separation we entered into a tax receivable agreement with an affiliate of Paul Allen, who was previously a director and significant stockholder. As a result of certain transactions in which entities controlled by Paul Allen engaged, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the years ended December 31, 2011 and 2012, we made payments (net of refunds) totaling $29.7 million and $14.2 million, respectively, to Mr. Allen’s affiliate. As of December 31, 2012, we have recorded a liability of $277.6 million to Mr. Allen’s affiliate. We expect that $26.7 million will become payable during the next 12 months (which is subject to the finalization of our 2012 tax returns) and the remainder will become payable over the next several years. This liability may increase in the future to the extent that new deferred tax assets result in realized tax benefits that are subject to the tax receivable agreement.

As a result of the tax receivable agreement, the interests of Paul Allen and entities controlled by him and the stockholders could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 12 to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes.”

Future sales of our shares, including sales that may occur in connection with follow-on offerings that we have agreed to effect for certain of our stockholders, may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
Jeffrey Katzenberg (or entities controlled by him or permitted transferees) is able to sell shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act. In addition, entities controlled by Jeffrey Katzenberg (and certain of his permitted transferees) have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. If any of Jeffrey Katzenberg (or entities controlled by him or permitted transferees) were to sell a large number of their shares, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.
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

Jeffrey Katzenberg and entities controlled by him own 100% of our Class B common stock, representing approximately 9% of our common equity and approximately 60% of the total voting power of our common stock. Accordingly, Jeffrey Katzenberg or entities controlled by him generally have the collective ability to control (without the consent of our other

Part I—Item 1A—Risk Factors

stockholders) all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, the disproportionate voting rights of the Class B common stock relative to the Class A common stock may make us a less attractive takeover target.

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

The anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and by-laws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

•
the division of our capital stock into Class A common stock, entitled to one vote per share, and Class B common stock, entitled to 15 votes per share, all of which Class B common stock is owned or controlled by Jeffrey Katzenberg;

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Internal Revenue Service is currently auditing our tax returns for the years ended December 31, 2007 through 2009. Our California state tax returns for the years ended December 31, 2005, 2006 and 2007 are currently under examination by the California Franchise Tax Board. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations. As of December 31, 2010, we concluded that it was more likely than not that our deferred tax assets were realizable and that substantially all of the related valuation allowance previously established was no longer needed. This conclusion was based upon our expectation of sufficient future taxable income to fully utilize these assets. Based on our current assessment, we continue to believe that substantially all of our deferred tax assets will be realized. However, as indicated by the above risk factor entitled “Our operating results fluctuate significantly,” there is no assurance that we will attain our future expected levels of taxable income or that a valuation allowance against new or existing deferred tax assets will not be necessary in the future.

Part I

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2012 fiscal year and that remain unresolved.

Item 2.	Properties

We currently maintain two animation studios—in Glendale, California, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus houses a majority of our employees. During 2010, we completed a long-term construction project that expanded the size of our headquarters to approximately 500,000 square feet.

Redwood City Facility

In November 2010 we entered into a 10-year lease agreement with respect to approximately 193,000 square feet of office space in Redwood City, California. We began occupying this office space in 2012.

Other Office Locations

As a result of our acquisition of Classic Media, we also maintain offices in New York, New York, Nashville, Tennessee and London, England.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business, typically intellectual property litigation and infringement claims related to our feature films and other commercial activities, which could cause us to incur significant expenses or prevent us from releasing a film or other properties. We also have been the subject of patent and copyright claims relating to technology and ideas that we may use or feature in connection with the production, marketing or exploitation of the our feature films and other properties, which may affect our ability to continue to do so. Defending intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. Furthermore, from time to time the Company may introduce new products or services, including in areas where we currently do not operate, which could increase our exposure to litigation and claims by competitors, consumers or other intellectual property owners. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	62	Chief Executive Officer and Director
Lewis Coleman	71	President, Chief Financial Officer and Director
Ann Daly	56	Chief Operating Officer
Andrew Chang	47	General Counsel and Corporate Secretary
Anne Globe	50	Chief Marketing Officer
Michael Francis	50	Chief Global Brand Officer
Rich Sullivan	40	Deputy Chief Financial Officer
Daniel Satterthwaite	44	Head of Human Resources
Heather O’Connor	42	Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director.    Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. DreamWorks Animation is the largest animation studio in the world and has released a total of 25 animated feature films, which have enjoyed a number of critical and commercial theatrical successes. These include the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon. Under Mr. Katzenberg’s leadership, DreamWorks Animation became the first studio to produce all of its feature films in 3D and in 2010 became the first Company to release three CG feature films in 3D in a single year. Mr. Katzenberg co-founded and was a principal member of DreamWorks L.L.C. (“Old DreamWorks Studios”) from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding Old DreamWorks Studios, Mr. Katzenberg served as chairman of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. Mr. Katzenberg is Chairman of the Board of The Motion Picture & Television Fund Foundation. He serves as a director of Zynga Inc. He also serves on the boards or as a trustee of the following organizations: AIDS Project Los Angeles, American Museum of the Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts, Geffen Playhouse, Michael J. Fox Foundation for Parkinson’s Research, University of Southern California School of Cinematic Arts and The Simon Wiesenthal Center. He also supports the Elton John AIDS Foundation and Boston University. Together with DreamWorks Animation, Mr. Katzenberg founded the DreamWorks Animation Academy of Inner-City Arts in 2008. With over 30 years of experience in the entertainment industry, Mr. Katzenberg brings an unparalleled level of expertise and knowledge of the Company’s core business to the Board. Among the many accomplishments of his lengthy career, he has been responsible for the production of many of the most successful animated films of all time.

Lewis Coleman—President, Chief Financial Officer and Director.    Mr. Coleman has served as our President since December 2005, our Chief Financial Officer since February 2007 and a member of our Board of Directors since December 2006. He served as our Chief Accounting Officer from May 2007 until September 2007. He also previously served as a member of our Board of Directors from October 2004 until his resignation from our Board of Directors in December 2005 to assume his new role as President. Previously, he was the president of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004. Prior to that, Mr. Coleman was employed by Banc of America Securities, formerly known as Montgomery Securities, where he was a senior managing director from 1995 to 1998 and chairman from 1998 to 2000. Before he joined Montgomery Securities, Mr. Coleman spent 10 years at the Bank of America and Bank of America Corporation where he was head of capital markets, head of the world banking group, and vice chairman of the board and chief financial officer. He spent the previous 13 years at Wells Fargo Bank, where his positions included head of international banking, chief personnel officer and chairman of the credit policy committee. Mr. Coleman previously served on the board of directors of the Board of Northrop Grumman Corporation (until November 2012).

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

Anne Globe—Chief Marketing Officer.    Ms. Globe has served as our Head of Worldwide Marketing and Consumer Products since January 2007. Previously, Ms. Globe served as the Company’s Head of Worldwide Consumer Products and Promotions since January 2005. Ms. Globe joined Old DreamWorks Studios in 1996, where she was involved in all aspects of its merchandising and promotional activities. She held a variety of positions with Old DreamWorks Studios, including serving as head of marketing and head of promotions. Prior to joining Old DreamWorks Studios, Ms. Globe was Vice President of Promotions at MCA/Universal, where she was responsible for national promotion strategies for a number of the company’s films. Ms. Globe received a B.S. in Marketing and a B.S. in Communications from Syracuse University.

Michael Francis—Chief Global Brand Officer. Mr. Francis has served as our Chief Global Brand Officer since joining the Company in December 2012. From August 2012 until joining the Company, he was Chief Executive Officer and Founder of Fairview Associates, LLC, a global brand agency representing a diverse slate of retail, design and celebrity partners. From October 2011 until June 2012, Mr. Francis served as the President of J.C. Penney Company, Inc. Prior to joining J.C. Penney, he was Executive Vice President and Chief Marketing Officer for Target Corporation. Mr. Francis began his 26-year merchandising and marketing career in 1985 as an executive trainee with Marshall Field's in Chicago, which was acquired by Target in 1990. He held a series of positions of increasing responsibility at Target including Media Manager, Advertising Director, Marketing Vice President and Executive Vice President, Marketing before being named Chief Marketing Officer in 2008. Mr. Francis serves on the board of directors of Piper Jaffray Companies.

Rich Sullivan—Deputy Chief Financial Officer.    Mr. Sullivan has served as our Deputy Chief Financial Officer since October 2012. He previously held the position of Head of Investor Relations from 2005 until 2008 and Head of Corporate Finance from 2008 until October 2012. During his term at the Company, Mr. Sullivan has been directly involved with treasury, corporate communications, corporate development and strategic planning. Prior to joining the Company, Mr. Sullivan served as Vice President of Investor Relations for AT&T Corp. from 2002 until 2005, during which time he was also a member of AT&T’s Financial Leadership Team. Prior to his role in Investor Relations, Mr. Sullivan played a role on AT&T’s mergers and acquisitions team, as well as in AT&T’s Business Services and Solutions organization. Prior to joining AT&T, Mr. Sullivan worked for Deutsche Bank Securities as a member of its mergers and acquisitions investment banking group, focusing on telecommunications. Mr. Sullivan holds a bachelor’s degree in Economics from Hamilton College and an MBA from Columbia University.

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

Heather O’Connor—Chief Accounting Officer.    Ms. O’Connor has served as our Chief Accounting Officer since February 2010. From January 2006 until February 2010, Ms. O’Connor served as our Head of SEC Reporting and Technical Accounting Research. Prior to DreamWorks Animation, Ms O’Connor filled a variety of roles with increasing levels of responsibility within the Accounting and Financial Planning and Analysis areas at Old DreamWorks. As the Assistant Controller of Old DreamWorks, Ms. O’Connor was heavily involved in the Separation and sale of Old DreamWorks to Paramount. Prior to joining Old DreamWorks in 1995, Ms. O’Connor worked as an audit senior at Arthur Andersen LLP.

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

Market Price of Our Class A Common Stock

Our Class A common stock is currently listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “DWA.” The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock:

Year Ended December 31, 2011	High	Low
First Quarter	$30.52	$25.26
Second Quarter	$27.58	$19.95
Third Quarter	$22.08	$17.94
Fourth Quarter	$20.12	$16.57

Year Ended December 31, 2012	High	Low
First Quarter	$20.65	$16.52
Second Quarter	$19.06	$16.99
Third Quarter	$19.85	$16.97
Fourth Quarter	$21.99	$16.27

On February 15, 2013, the last quoted price per share of our Class A common stock on the NASDAQ was $17.39. As of February 15, 2013, there were approximately 16,485 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 15, 2013, there were two stockholders of record of our Class B common stock.

Dividend Policy

We continuously evaluate ways in which we can provide a meaningful return to our stockholders. We have never declared or paid cash dividends on shares of our common stock. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on contractual restrictions contained in our credit facility or other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors. See Note 11 to the audited consolidated financial statements contained elsewhere in this Form 10-K for a discussion of restrictions on our ability to pay dividends contained in our credit facility agreement.

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
October 1-October 31, 2012	—	$—	—	$125,000,000
November 1-November 30, 2012	—	$—	—	$125,000,000
December 1-December 31, 2012	—	$—	—	$125,000,000
Total	—	$—	—

Part II

__________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on December 31, 2007 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return against the NASDAQ Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning December 31, 2007 through December 31, 2012. No cash dividends have been declared on DreamWorks Animation’s Class A common stock since the IPO.

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

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
DreamWorks Animation SKG, Inc.	100.00	98.90	156.42	115.39	64.98	64.88
NASDAQ Composite Index	100.00	59.10	82.19	97.23	98.85	110.91
S&P Movies & Entertainment Index	100.00	58.13	85.83	100.19	111.56	150.20

Equity Compensation Plan Information

This information will be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Part II

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

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

	(In thousands, except per share data) Year Ended December 31,
	2012(1)	2011	2010	2009	2008
Statements of Operations
Revenues	$749,842	$706,023	$784,791	$725,179	$650,052
Operating (loss) income	(64,963)	109,858	166,844	193,296	171,827
Net (loss) income	(36,422)	86,801	170,639	151,035	142,498
Basic net (loss) income per share(2)	$(0.43)	$1.04	$2.00	$1.75	$1.59
Diluted net (loss) income per share(3)(4)	$(0.43)	$1.02	$1.96	$1.73	$1.57

Balance Sheets
Total cash and cash equivalents	$59,246	$116,093	$163,819	$231,245	$262,644
Total assets(5)	1,944,892	1,778,913	1,755,878	1,394,585	1,306,058
Total borrowings(6)	165,000	—	—	—	70,059
Total equity	1,346,246	1,356,696	1,258,882	1,152,578	1,017,352
__________________

(1)	On August 29, 2012, we completed our acquisition of Classic Media. See “Part I—Item 1—Business.”

(2)	The basic per share amounts for each year are calculated using the weighted average number of shares of common stock outstanding for each year.

(3)	The diluted per share amounts include dilutive common stock equivalents, using the treasury stock method.

(4)
The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts (for years where we had net income) because the effects would be anti-dilutive.

	Year Ended December 31,
	2011	2010	2009	2008
Options to purchase shares of common stock and restricted stock awards	2,531	250	1,642	1,878
Stock appreciation rights	5,496	1,499	3,482	2,680
Total	8,027	1,749	5,124	4,558

In addition, the following table sets forth (in thousands) the number of shares of contingently issuable equity awards that were not included in the calculation of diluted shares (for years where we had net income) as the required market and/or performance conditions had not been met as of the end of the respective fiscal year.

	Year Ended December 31,
	2011	2010	2009	2008
Options to purchase shares of common stock and restricted stock awards	816	708	1,485	585
Stock appreciation rights	800	800	1,600	—
Total	1,616	1,508	3,085	585

(5)
During the quarter ended December 31, 2010, the Company released substantially all of the valuation allowance previously taken against its deferred tax assets. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part II

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

Management Overview
The following is a summary of the significant items that impacted our financial results for the year ended December 31, 2012:

•
During the year ended December 31, 2012, we incurred a net loss of $36.4 million and a net loss per share of $0.43. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the year ended December 31, 2012, we released two feature films, Madagascar 3 (June 2012) and Rise of the Guardians (November 2012). A discussion of the revenues generated from these films is provided in the section entitled "—Overview of Financial Results—Revenues—Current year theatrical releases."

•
Due to lower-than-expected worldwide theatrical performance of Rise of the Guardians released in the quarter ended December 31, 2012, we recorded a write-down of the capitalized film costs in the amount of $86.9 million. Further discussion is provided in the section entitled "—Overview of Financial Results—Costs of Revenues."

•
As a result of a change in creative direction related to one of our films previously set for production, we recorded a $47.6 million write-down of capitalized production costs. Additionally, due to decisions regarding our future film slate, we recorded write-downs of capitalized development costs totaling $20.3 million. Further discussion is provided in the section entitled "—Overview of Financial Results—Costs of Revenues."

•
In August 2012, we completed the acquisition of Classic Media. From the closing date through December 31, 2012, our revenues included $35.7 million of revenues and $17.0 million of gross profit attributable to Classic Media. Further information on Classic Media is provided in the section entitled "Part I—Item 1—Business—Non-Feature Film Businesses."

•
During the year ended December 31, 2012, our selling, general and administrative expenses increased $18.7 million in comparison to the prior year, primarily due to higher professional fees and increased headcount to support our brand expansion and new business initiatives. Further discussion is provided in the section entitled "—Overview of Financial Results—Selling, General and Administrative Expenses."

•
During the quarter ended December 31, 2012, we made a strategic business decision to change the production and release slates for some of our animated feature films. In connection with this decision, we committed to a restructuring plan to adjust our operating costs to align with the new production and release schedule. During the year ended December 31, 2012, we incurred $4.6 million related to non-retirement postemployment benefit charges for 178 employees. Additionally, as a result of our plan to adjust our operating costs to align with the new production and release schedule, we expect to incur restructuring charges in 2013. We are currently assessing the impact to 2013, however, we are currently not able to reasonably estimate this amount. Further discussion is provided in the section entitled "—Overview of Financial Results—Costs of Revenues."

The following is a summary of other significant Company events that occurred during the year ended December 31, 2012:

•
We entered into a distribution and fulfillment services agreement with Fox. Fox will be our distributor for our films released after December 31, 2012. Further details of the terms of our Fox Distribution Agreement are provided in the section entitled "Part I—Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films—Fox Distribution Agreement."

•
On August 7, 2012, we entered into an agreement to launch the China Joint Venture. We will be making a total cash capital commitment of $50 million and non-cash contributions valued at $100 million in exchange for 45.45% of the

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

equity of the China Joint Venture. Further details of the China Joint Venture is provided in the section entitled "Part I—Item 1—Business—Joint Ventures and Investments—China Joint Venture."

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing, producing and exploiting animated feature films and their associated characters, as well as creating animated television specials and series and live performances based on such characters. Our films with initial theatrical release dates on or prior to December 31, 2012 are distributed in the worldwide theatrical, home entertainment and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount") pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). Paramount generally has the right to distribute and render fulfillment services for each film for 16 years from such film's initial general theatrical release. We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Refer to "Part I—Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films" of this Form 10-K for a discussion of our distribution and servicing arrangements with Paramount.

On August 18, 2012, we entered into a binding term sheet (the "Fox Distribution Agreement") with Twentieth Century Fox Film Corporation ("Twentieth Century Fox") and Twentieth Century Fox Home Entertainment, LLC (together with Twentieth Century Fox, "Fox"), pursuant to which we agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. Thus, beginning with our first feature film theatrically released in 2013, we will also begin to derive revenue from Fox's worldwide exploitation of our films in the theatrical and various post-theatrical markets. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the U.S. of the last film theatrically released by Fox during such five-year period. Under the Fox Distribution Agreement, we retain the rights to exploit: (i) all forms of television, all forms of video on demand (excluding transactional video on demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if we elect to distribute such rights through a third party), (ii) television and subscription video on demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iii) any other rights necessary for us to sell content directly to consumers through digital “storefronts” owned or controlled by us, subject to payment by us to Fox of certain amounts with respect to such sales and (iv) certain other retained rights, including subsequent production, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights.
The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services, which will be further elaborated on in the definitive agreements to be negotiated and executed among the parties.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of certain of the significant differences between the Paramount Agreements and Fox Agreement:

Agreement Provision	Paramount Agreements	Fox Agreement
Films Covered By Agreement	All films released theatrically on or prior to January 1, 2013	(i) All films released theatrically between January 1, 2013 and December 31, 2017 (ii) Previously released films if and when distribution rights become available
Territory	Worldwide	Worldwide, excluding China and South Korea
Minimum Film Commitment	13 pictures	None
Retained Rights	Specified retained rights such as derivative productions, theme park, merchandising, music and commercial tie-ins and promotions
(i) domestic television, SVOD and certain other digital rights (other than EST/DTO)
(ii) certain international television and SVOD rights subject to pre-existing agreements
(iii) specified retained rights as in Paramount Agreements
(iv) nonexclusive rights to sell directly to consumers through "digital storefronts"

Distribution Fee	8% of revenues
8% of revenues, except 6% of: (i) domestic pay television (if licensed to Fox)
(ii) new international pay television agreements (entered into after date of Fox Agreement)
(iii) worldwide VOD and other digital distribution

Period of Distribution Rights ("Tail")	Distribution rights for each picture continue for 16 years after its initial domestic theatrical release	Distribution rights for all pictures continue until one year after initial home video release of the last theatrical release during the output term
Change in Control Provision	During certain periods, DreamWorks could terminate upon a change in control and payment of specified fee	Either party may terminate if DreamWorks experiences a "change in control" at any time

For further details of the Paramount Distribution Agreement and the Fox Distribution Agreement, see "Part I—Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market Our Films."

Acquisition of Classic Media

On August 29, 2012, we completed the acquisition of Classic Media. Classic Media is primarily engaged in the acquisition and exploitation of character-based family entertainment properties across television, home entertainment, merchandising, music and other media channels worldwide. Classic Media has acquired, licensed or created intellectual property rights in relation to a number of characters. For a description of Classic Media's revenues, refer to "Our Revenues and Costs—Revenues—Classic Media."

Our Revenues and Costs

Revenues - Feature Films

Our feature films are currently the source of a significant percentage of our revenues. The following description of our revenues from feature films does not include a description of revenues generated by our newly acquired subsidiary, Classic Media. For a description of Classic Media's revenues, refer to "Revenues—Classic Media."

We derive revenue from our distributors' worldwide exploitation of our feature films in theaters and in post-theatrical markets such as home entertainment, digital, pay and free broadcast television, as well as other ancillary markets. Pursuant to the Paramount Agreements, prior to reporting to us any revenue for one of our feature films as to which it provides distribution or fulfillment services, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, under the Paramount Agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and Paramount reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

are commingled between all markets and geographical territories and Paramount only reports additional revenue to us for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, our reported revenues in any period are often a result of gross revenues with respect to an individual film generated in one or several territories being offset by the gross costs of both related and unrelated territories, as well as markets, for such film.

Our anticipated March 2013 animated feature film release, The Croods, will be the first film released pursuant to the Fox Distribution Agreement. Pursuant to the Fox Distribution Agreement, prior to reporting any revenue for one of our feature films to us, Fox is entitled to (i) retain a fee of 8.0% of all gross receipts and home video gross receipts, except in connection with certain pay television and video-on-demand rights and other digital distribution rights, for which the fee will be 6.0%, and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. As such, Fox will report no revenue to us until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release.

A significant amount of our transactions in foreign countries are conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, see "Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Market and Exchange Rate Risk—Foreign Currency Risk" of this Form 10-K.

Theatrical Distribution

The percentage of worldwide box office receipts (the total amount collected by theatrical exhibitors for exhibition of films) remitted to our distributor (also referred to as the "settlement rate") is dependent on the financial success of a given motion picture and the number of weeks that it plays at the box office, which varies by territory of release. In general, our distributor’s percentage of box office receipts ranges from 49% to 56% domestically and from 37% to 44% internationally. Historically, there was a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. However in recent years, we have observed that this correlation has changed and that performance in the domestic box office market may not correlate as closely to performance in other markets. Additionally, as the traditional home entertainment market (i.e., DVD sales) continues to decline, the correlation between performance in the domestic box office market and domestic home entertainment market continues to weaken. While we believe that domestic box office performance remains a key indicator of a film’s potential performance in subsequent markets, we do not believe that it is the only factor influencing the film’s success in these post-theatrical markets and recognize that a range of other market and film-specific factors, such as whether the film is an original or sequel, can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets.

Additionally, our films have experienced meaningful growth in their international box office receipts over the past few years, generally due to the growth in developing theatrical markets. In recent years, we have derived on average 67% of our worldwide box office receipts and 57% of our feature film revenue from foreign countries (sequel films generally have higher percentages than our original films). The conversion rate of box office receipts to feature film revenues recognized by us is dependent upon theatrical exhibitor settlement rates (as described above), as well as the post-theatrical markets in each foreign territory. Post-theatrical markets in foreign countries are generally not as well-established as in the U.S. and box office success may not equate to success in the international post-theatrical and ancillary markets.

Post-theatrical Distribution

Home Entertainment Distribution

Home entertainment market revenues consists of those derived from the distribution of DVD and Blu-ray discs. The initial release in the domestic and international home entertainment markets typically occurs three to six months following the film’s theatrical release. Accordingly, a film theatrically released during the spring or summer is typically released into the domestic home entertainment market during the holiday season of that same year, and a film theatrically released in the fall or winter is typically released into the domestic home entertainment market in the winter or early spring of the following year. The timing of international home entertainment releases is handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market-specific factors. In recent years, the home entertainment market has contributed less to the overall revenue for our films than in the past due to changes in consumer behavior, increased competition and lower pricing by retailers. In addition, consumer preferences with respect to home entertainment formats are

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

currently shifting as a result of new technological developments. The rapid evolution of technology related to methods in which content can be delivered is leading to an increasing number of consumers viewing content on an on-demand basis from the internet, on their televisions and on handheld or portable devices. As a result of these shifts, there have been different levels of correlation between the theatrical and home entertainment markets than we have historically experienced.

Digital Distribution

As discussed above, we have seen an increasing number of consumers who prefer to view content through newer delivery methods. During the past couple of years, we have been able to increase the amount of our content delivered through digital distribution methods to adapt to changing consumer behavior. Electronic versions of our content may be digitally distributed through the following methods: subscription video-on-demand ("SVOD"), transactional video-on-demand ("TVOD"), digital download-to-own ("DTO") and free or ad-supported video-on-demand ("FVOD"). TVOD (or digital "rental") and DTO (or digital "purchase") deliveries are viewed similarly to the distribution of home entertainment products. As such, our rights, as well as the method of revenue recognition, related to these distribution methods are generally similar to those applicable to traditional home entertainment distribution methods. We, as well as our distributor on our behalf, have entered into licensing arrangements to digitally distribute electronic versions of our content. We may on occasion enter into these arrangements directly with the licensee.

We expect that revenues from licensing arrangements with subscription-based services will generally replace the traditional pay television arrangements (as described below in "Television Distribution"). For example, beginning with our feature films released in 2013, we have entered into arrangements directly with Netflix to exploit the titles through SVOD services in the U.S. market. We expect that these revenues will be recognized six to 12 months after the film has been released in the domestic theatrical market. The SVOD rights in the international market will be handled in most instances by our new distributor, Fox, and we expect that these revenues will be recognized six to 18 months after the domestic theatrical release of the film. Our revenues generated through licenses to subscription-based service providers are generally based on a fixed fee depending on the term of the license, and, assuming all other criteria for revenue recognition have been met, the fee is generally recognized as revenue upon commencement of the license period.

Television Distribution

Except as noted in the preceding paragraph regarding our arrangement with Netflix, our films are currently distributed in the worldwide free and pay television markets by our distributor. Television distribution includes free television, traditional subscription-based television services, cable and satellite pay-per-view ("PPV") and video-on-demand ("VOD"). Our distributor licenses our films pursuant to output agreements and individual and package film agreements. These generally provide that the exhibitor pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. Our distributor generally enters into license and/or output agreements for both pay and free television exhibition on a country-by-country basis with respect to our films.

The majority of our revenue from television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributor and various television licensees. Typically the majority of the license fee for domestic pay television is recognized by our distributor 10 to 12 months after the film has been released in the domestic theatrical market. The license fee for the domestic network television market is typically recognized by our distributor two and a half years after the domestic theatrical release of the film. Internationally, the majority of television rights are governed by output agreements on a country-by-country or region-by-region basis. While every film is different, we expect that under our distributor's current international television agreements, the license fees generated in the international pay television market will typically begin to be recognized by our distributor approximately nine to 18 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. In both the international pay and free television markets, revenue is typically recognized by our distributor over several quarters as our films become available for airing in each country around the world and the films are exploited during the international license terms.

Revenues - Licensing, Merchandising and Other

The following description of our revenues generated from our licensing, merchandising and other business activities does not include a description of those revenues generated by our Classic Media business. For a description of Classic Media's revenues, refer to "Revenues—Classic Media."

We generate royalty-based revenues from the licensing of our character and film elements to consumer product companies, home entertainment companies, theme parks, cruise ships and hotels worldwide. We have also entered into

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

business activities beyond our core feature film business, including the development, production and licensing of animated television specials/series and live performances. Certain revenue activities related to our live performances and our television specials/series are not subject to our third-party distribution agreements and, accordingly, we receive payment and record revenues directly from third parties.

Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. We launched a live arena touring show based on our feature film How to Train Your Dragon on June 27, 2012. This show had a limited international launch at the end of March 2012. We operate this live arena touring show through a third-party entity that we consolidate because we have determined that the entity qualifies as a variable interest entity ("VIE") due to our commitment to fund all losses. During the year ended December 31, 2012, the show earned revenue of $12.5 million. The final performance of this arena touring show was in January 2013. We have entered into an arrangement to license the show directly to a third party, as well as to sell the majority of the physical assets of the production, for exploitation in China. We are actively pursuing other opportunities to license the show to other third parties.

Revenues - Classic Media

Classic Media has two primary revenue streams: (1) licensing activities ("Classic Licensing") and (2) physical product sales (e.g., DVD, Blu-Ray and audio products) ("Classic Product Sales").

Classic Media licenses intellectual property rights for a variety of uses, including television, video and digital distribution, consumer products, live events and music publishing. Classic Licensing revenue is recognized upon commencement of the term and transfer of corresponding rights to a licensee provided certain other conditions are met, including that the fees are fixed or determinable and that cash collection is reasonably assured. Royalties derived from subsequent exploitation of licensing rights are recognized in the period earned if the fees are fixed and determinable.

The majority of Classic Product Sales are conducted through distribution agreements with various third parties. Revenues from Classics Product Sales are primarily generated in the U.S., the United Kingdom and Canada. Although the majority of Classic Product Sales are conducted through third parties, Classic Media bears the inventory risk and cash collection risk, has discretion in supplier selection and is significantly involved in the marketing of the products. Consequently, Classic Media is considered the principal in the transactions and directly recognizes Classic Product Sales revenue and the related distribution, marketing and placement fees on a gross basis. Classic Product Sales revenue is recognized when risk of inventory loss has transferred. Classic Product Sales are recorded net of estimated returns and rebates.

For a detailed discussion of our critical accounting policies related to revenue recognition, please see "—Critical Accounting Policies and Estimates—Revenue Recognition."

Costs of Revenues - Feature Films, Television Specials/Series

Our costs of revenues primarily include the amortization of capitalized costs related to feature films and television specials/series (which consist of production, overhead and interest costs), participation and residual costs for our feature films and television specials/series and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements with our distributors, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films would be included in our costs of revenues to the extent that we caused our distributors to make additional expenditures in excess of mutually agreed amounts. See "Item 1—Business—Distribution and Servicing Arrangements—How We Distribute, Promote and Market our Films." Our television specials/series are typically not subject to our third-party distribution agreements, and accordingly, we may directly incur distribution and marketing costs, which are classified as costs of revenues. In addition, costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs.

Capitalized production costs represent the costs incurred to develop and produce our animated films and television specials/series, which primarily consist of compensation (including salaries, bonuses, stock-based compensation and fringe benefits) for animators, creative talent and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production. Capitalized production overhead generally represents the compensation (including salaries, bonuses and stock-based compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films or television specials/series. Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

will be written down to fair value determined using a net present value calculation. In addition, in the event a film or television special/series is not set for production within three years from the first time costs are capitalized or the film or television special/series is abandoned, all such capitalized production costs are generally expensed. On occasion, we may change the creative direction of, or abandon, one or more of our films after being placed into production. As a result, amounts previously capitalized as production costs may be expensed.

We are responsible for certain contingent compensation, known as participations, paid to certain creative participants, such as writers, producers, directors, voice talent, animators and other persons or companies associated with the production of a film or television special/series. Generally, these payments are dependent on the performance of the film and are based on factors such as domestic box office and/or total revenue related to the film. In some cases, particularly with respect to sequels, participation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Capitalized production costs and participations and residual costs are amortized and included in costs of revenues in the proportion that the revenue for each film or television special/series ("Current Revenue") during the period bears to its respective estimated remaining total revenue to be received from all sources ("Ultimate Revenue"). The amount of capitalized production costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television special/series for such period. Because the profitability for each title varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, total amortization may vary from period to period due to several factors, including: (i) changes in the mix of titles earning revenue, (ii) changes in any title’s Ultimate Revenue and capitalized costs and (iii) write-downs of capitalized production costs due to changes in the estimated fair value of unamortized capitalized production costs. For a discussion of write-downs of capitalized production costs recorded during the year ended December 31, 2012, see "—Overview of Financial Results—Costs of Revenues." Additionally, the recent changes in the mix of our various film revenue sources (which generally have differing levels of profitability) discussed above in "Revenues—Feature Films" indicate that the overall ultimate profitability for our future films is expected to be lower than that which we have historically achieved.

For a detailed discussion of our critical accounting policies relating to film and television special/series amortization, please see "—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization."

Costs of Revenues - Other

Over the past few years, we have developed alternative uses of our intellectual property beyond our core feature film business, such as developing and producing live performances and an online virtual world based on characters from one of our feature films. Expenses related to our live performances and online virtual world are not subject to our distribution agreements and, accordingly, we directly incur costs of revenues such as operating costs, marketing costs associated with our live performances and amortization of any capitalized costs associated with these activities. The amortization periods for these activities vary depending on performance and activity and are typically significantly shorter than those of our feature films. In July 2012, we discontinued our Kung Fu Panda online virtual world. During the year ended December 31, 2012, our activities related to the online virtual world were immaterial.

As of December 31, 2012, approximately $37.8 million was capitalized in our consolidated balance sheet related to live performances. We evaluate the capitalized costs related to these activities for impairment on an annual basis or whenever indicators of impairment exist. If it is determined that there are indicators of impairment, we determine the fair value of the respective capitalized asset and, if this capitalized value exceeds the asset’s fair value, we record an impairment as part of our cost of revenues. For the years ended December 31, 2012 and 2011, no impairment charges were recorded. For the year ended December 31, 2010, our costs of revenues included impairment charges totaling $19.8 million related to our Shrek The Musical touring show and Kung Fu Panda online virtual world (see "—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Costs of Revenues" for further discussion).

As previously discussed under "Revenues—Licensing, Merchandising and Other," we operate our How to Train Your Dragon live show through a third party entity that we consolidate. Thus, the operating costs incurred through this entity are consolidated in our results of operations.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Costs of Revenues - Classic Media

Classic Media's costs of revenues are largely comprised of manufacturing costs related to physical inventory product sales, distribution fees, amortization of intangible assets (which consists of certain character rights), marketing costs directly associated with the release of a product and participation and residual costs.

Product Development Expenses

Product development costs primarily consist of research and development costs related to our technology initiatives or costs incurred pursuant to development agreements with third-party software developers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, selling, general and administrative expenses include advertising and marketing costs that are not directly attributable to our feature films, television specials/series or live performances.

Income Tax Benefit Payable to Former Stockholder and Provision (Benefit) for Income Taxes

As discussed below in "—Critical Accounting Policies and Estimates—Provision for Income Taxes," we account for income taxes pursuant to the asset and liability method, and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. We record a valuation allowance to reduce our deferred income tax assets to the amount that we estimate to be more likely than not to be realized. During the quarter ended December 31, 2010, we determined that as of December 31, 2010, we should release substantially all of the valuation allowance previously established against our deferred tax assets. As of December 31, 2012 and 2011, we continue to believe that we will be able to realize substantially all of our deferred tax assets.

In addition, as discussed below in "—Critical Accounting Policies and Estimates—Provision for Income Taxes," as a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our separation from Old DreamWorks Studios ("Tax Basis Increase"), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. We are obligated to remit to the affiliate of the former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment by the former stockholder if it is determined that these savings should not have been available to us. As a result of this obligation, 85% of the impact associated with release of the valuation allowance against deferred tax assets is passed along to our former stockholder. Accordingly, the amount payable to former stockholder on our consolidated balance sheet as of December 31, 2010 increased to $329.6 million, when compared to the balance as of December 31, 2009. The amount payable to former stockholder decreased $35.2 million to $294.4 million as of December 31, 2011, and decreased $16.8 million to $277.6 million as of December 31, 2012. Of this balance, we are projecting that $26.7 million will become due to the former stockholder in the upcoming 12 months as our deferred tax assets are projected to be realized over many future years.

For a further discussion of income tax matters, please see Note 12 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributors fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our theatrical distributors on a film-by-film basis, which varies depending upon a film’s overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuate depending on when each title is made available. Furthermore, revenues related to our television specials/series fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television special/series broadcasts. We expect that revenues generated by Classic Media, will tend to be higher during the fourth quarter of each calendar year due to the holiday-themed content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results for any period are not necessarily indicative of results to be expected for future periods.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our audited consolidated statements of operations. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

				Increase/(Decrease)
				% Change		$ Change
	2012(1)	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
	(in millions, except percentages and diluted net (loss) income per share data)
Revenues	$749.8	$706.0	$784.8	6.2%	(10.0)%	$43.8	$(78.8)
Costs of revenues	678.7	480.7	506.4	41.2%	(5.1)%	198.0	(25.7)
Product development	4.9	2.9	3.2	69.0%	(9.4)%	2.0	(0.3)
Selling, general and administrative expenses	131.2	112.5	108.3	16.6%	3.9%	18.7	4.2
Operating (loss) income	(65.0)	109.9	166.9	NM	(34.2)%	(174.9)	(57.0)
Interest income, net	0.5	0.6	0.6	(16.7)%	—%	(0.1)	—
Other income, net	8.3	7.2	8.1	15.3%	(11.1)%	1.1	(0.9)
Decrease (increase) in income tax benefit payable to former stockholder	2.6	5.5	(289.1)	(52.7)%	NM	(2.9)	294.6
(Loss) income before income taxes	(53.6)	123.2	(113.5)	NM	NM	(176.8)	236.7
(Benefit) provision for income taxes	(17.2)	36.4	(284.1)	NM	NM	(53.6)	320.5
Net (loss) income	$(36.4)	$86.8	$170.6	NM	(49.1)%	$(123.2)	$(83.8)
Diluted net (loss) income per share	$(0.43)	$1.02	$1.96	NM	(48.0)%	$(1.45)	$(0.94)
Shares used in computing diluted net income per share(2)	84.2	84.8	87.2	(0.7)%	(2.8)%
__________________
NM: Not Meaningful.

(1)
Our results for the year ended December 31, 2012 included a write-down of film costs totaling $154.8 million, or $1.19 per diluted share (on an after-tax basis). See "—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011—Costs of Revenues" for further details.

(2)
During the years ended December 31, 2011 and 2010, we repurchased a total of 0.9 million and 3.1 million shares of our Class A common stock, respectively. No repurchases were made during the year ended December 31, 2012.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following chart sets forth, for the years presented, our revenues by category. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Revenues ($ in millions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
$749.8(1)
$706.0(1)
$784.8(1)
Current year theatrical releases, $203.3
27.1%
Prior year theatrical releases, $226.0
30.1%
Preceding year theatrical releases, $9.6
1.3%
Library, $169.2
22.6%
Classic Media(2), $35.7
4.8%
All other(3), $106.0
14.1%
Current year theatrical releases, $168.6
23.9%
Prior year theatrical releases, $228.5
32.4%
Library, $187.9
26.6%
All other(3), $121.0
17.1%
Current year theatrical releases, $445.3
56.7%
Prior year theatrical releases, $58.8
7.5%
Preceding year theatrical releases, $37.2
4.7%
Library, $196.0
25.0%
All other(3), $47.5
6.1%
2012
2011
2010

__________________

(1)
For each period shown, "Current year theatrical releases" consists of revenues attributable to films released during the current year, "Prior year theatrical releases" consists of revenues attributable to films released during the immediately prior year, and "Preceding year theatrical releases" consists of revenues attributable to films released during all previous periods that are not yet part of our library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release.

(2)	On August 29, 2012, we completed our acquisition of Classic Media.

(3)
For each period shown, "All other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "All other" are those generated from multi-property licenses of our characters (such as for use at theme parks, hotels or cruise ships), television specials/series and live performances, as well as revenues generated from sources that are non-film related.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.    For the year ended December 31, 2012, our revenues were $749.8 million, an increase of $43.8 million, or 6.2%, as compared to $706.0 million for the year ended December 31, 2011.

Theatrical Releases

The following chart sets forth the components of our theatrical release revenues, by category, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 (in millions):

$608.1
$585.0
Rise of the Guardians, $6.1
Madagascar 3, $197.2
Puss in Boots, $151.7
Kung Fu Panda 2, $74.3
Megamind, $7.1
Shrek Forever After, $2.5
Library, $169.2
Puss in Boots, $23.8
Kung Fu Panda 2, $144.8
Megamind, $83.0
Shrek Forever After, $78.6
How to Train Your Dragon, $66.9
Library, $187.9
Revenues ($ in millions)
$0
$50
$100
$150
$200
$250
$300
$350
$400
$450
$500
$550
$600
2012
2011
Current year theatrical releases
Prior year theatrical releases
Preceding year theatrical releases
Library

Current year theatrical releases. Revenues generated by our "Current year theatrical release" category increased $34.7 million, or 20.6%, to $203.3 million during the year ended December 31, 2012 when compared to $168.6 million during the year ended December 31, 2011, primarily due to:

•
Higher revenues as a result of the stronger performance of Madagascar 3 in the worldwide theatrical and home entertainment markets compared to the amount of revenues generated during the year ended December 31, 2011 by Kung Fu Panda 2; and

•
This increase between the years was partially offset by lower revenues from Rise of the Guardians due to its weak worldwide theatrical performance compared to the amount of revenues generated by Puss in Boots during the prior year.

Contributors to 2012 current year theatrical release revenues included:

•
Rise of the Guardians (our fourth quarter 2012 release) contributed $6.1 million, or 0.8%, of revenues, earned in the ancillary markets. As is somewhat typical for many of our new theatrical releases, our

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

distributor did not report any theatrical revenue to us during 2012 for Rise of the Guardians as Paramount is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film. We anticipate that Paramount will begin reporting revenue to us during 2013 after our release of Rise of the Guardians into the home entertainment and television markets; and

•	Madagascar 3 (our second quarter 2012 release) contributed $197.2 million, or 26.3% of revenues, primarily earned in the worldwide theatrical and home entertainment markets.

Contributors to 2011 current year theatrical release revenues included:

•
Puss in Boots (released in the fourth quarter of 2011), which contributed $23.8 million, or 3.4% of revenues, half of which was earned in the worldwide theatrical markets (as the film recouped its distribution and marketing costs during the quarter ended December 31, 2011) with the remainder being earned in the ancillary markets; and

•	Kung Fu Panda 2 (released in the second quarter of 2011), which contributed $144.8 million, or 20.5% of` revenues, primarily earned in the worldwide theatrical and home entertainment markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $2.5 million, or 1.1%, to $226.0 million during the year ended December 31, 2012 when compared to $228.5 million the year ended December 31, 2011, primarily due to:

•	The difference in the number of films that comprised this category in 2012 (two films) compared to 2011 (three films); and

•	This decrease between the years was partially offset by the stronger overall performance of our fourth quarter 2011 release, Puss in Boots, when compared to our fourth quarter 2010 release, Megamind.

Contributors to 2012 prior year theatrical release revenues included:

•	Puss in Boots, which contributed $151.7 million, or 20.2% of revenues, primarily earned in the worldwide home entertainment and television markets; and

•	Kung Fu Panda 2, which contributed $74.3 million, or 9.9%, of revenues, primarily earned in the digital and worldwide television markets.

Contributors to 2011 prior year theatrical release revenues were revenues earned in the worldwide television and home entertainment markets from the following titles:

•	Megamind contributed $83.0 million, or 11.8%, of revenues;

•	Shrek Forever After contributed $78.6 million, or 11.1%, of revenues; and

•	How to Train Your Dragon contributed $66.9 million, or 9.5%, of revenues.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Due to the timing of when films enter our library, there were no titles that comprised the "Preceding year theatrical release" category during the year ended December 31, 2011. Our first quarter 2009 release, Monsters vs. Aliens (our only release during 2009), entered the "Library" category during the three months ended March 31, 2011. Contributors to 2012 preceding year theatrical release revenues included Megamind and Shrek Forever After, which contributed an aggregate of $9.6 million, or 1.3%, of revenues primarily earned in the worldwide home entertainment and television markets.

Library. Revenue from our "Library" category decreased $18.6 million, or 9.9%, to $169.3 million during the year ended December 31, 2012 when compared to $187.9 million during the year ended December 31, 2011, primarily due to:

•
In 2011, our Library revenues benefited from higher revenues generated in the international television market due to the varying timing of our theatrical releases. Our feature film titles are generally released into the international free television market two and a half years after the title's initial domestic theatrical release. As we released two films in 2008, one film in 2009 and three films in 2010, revenues earned from the international free television market were impacted by the timing and quantity of feature films released during recent years;

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

•
The main contributors to 2012 library revenues were How to Train Your Dragon and Shrek Forever After, which contributed an aggregate of $71.2 million, or 9.5%, of revenues subsequent to each of the films entering the "Library" category in the first quarter and second quarter of 2012, respectively, and were earned in the worldwide home entertainment and international free television markets; and

•
2011 library revenues contributed an aggregate of $187.9 million of revenues largely attributable to Monsters vs. Aliens, Madagascar: Escape 2 Africa and Kung Fu Panda, earned primarily in the international television market.

Non-theatrical Releases

The following table sets forth the components of our non-theatrical release revenues, by category, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
Category	2012	2011	$	%
Classic Media	$35.7	N/A(1)	N/A(1)	N/A(1)
All other:
Television specials/series	48.8	76.9	(28.1)	(36.5)%
Live performances	44.0	38.1	5.9	15.5%
Other(2)	13.2	6.0	7.2	NM
	106.0	121.0	(15.0)	(12.4)%

Total Non-theatrical release revenues	$141.7	$121.0	$20.7	17.1%

(1) N/A: Not applicable as we did not complete our acquisition of Classic Media until August 29, 2012.
(2) For each period shown, "Other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "Other" are those generated from multi-property licenses of our characters
(such as for use at theme parks, hotels or cruise ships), as well as revenues generated from sources that are non-film related.

Classic Media. As illustrated in the table above, from the close of our acquisition on August 29, 2012, our revenues included revenues generated by Classic Media of $35.7 million, or 4.8% of our total 2012 revenues. These revenues were primarily earned in the home entertainment market across a variety of properties, with the main contributors being Veggie Tales and Classic Media's holiday-themed DVD product.

All other. Revenues generated by our "All other" category decreased $15.0 million, or 12.4%, to $106.0 million during the year ended December 31, 2012 when compared to $121.0 million during the year ended December 31, 2011. The main components of our "All other" revenues were the following:

Television specials/series. As illustrated in the table above, revenues generated from our television specials/series decreased $28.1 million, or 36.5%, primarily due to:

•	2011 benefited from license fees earned from titles that were made available to Netflix in 2011; and

•	2012 revenues were primarily related to Penguins of Madagascar and our new television series Dragons: Riders of Berk, which debuted during 2012.

Live performances. As illustrated in the table above, revenues generated from our live performances increased $5.9 million, or 15.5%. The main drivers of revenues generated from our "Live performances" category were the following:

•
Revenues in 2012 primarily resulted from our new arena show based on our feature film How to Train Your Dragon (which debuted in June 2012) and the London version of our Shrek The Musical show. Our How to Train Your Dragon arena show and the London version of our Shrek The Musical show had the final performances of their initial engagements in January 2013 and February 2013, respectively. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties. We continue

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

to explore opportunities to license our live performance productions to third parties for further exploitation; and

•	Revenues during 2011 were primarily attributable to the touring version of Shrek The Musical, which had its last performance in July 2011, and the London stage version of Shrek The Musical.

Costs of Revenues.    Costs of revenues for the year ended December 31, 2012 totaled $678.7 million, an increase of $198.0 million when compared to $480.7 million for the year ended December 31, 2011. Costs of revenues as a percentage of revenues was 90.5% for the year ended December 31, 2012, when compared to 68.1% for the year ended December 31, 2011. Our 2012 costs of revenues as a percentage of revenues were affected by the following:

•
As a result of the lower-than-expected worldwide theatrical performance of our feature film Rise of the Guardians (released during the quarter ended December 31, 2012), we recorded an impairment charge of $86.9 million. The write-down was the result of revisions to the film's Ultimate Revenue projections which resulted in the film's estimated fair value (calculated using a net present value model) being less than the film’s unamortized capitalized production costs;

•	As a result of a change in creative direction related to one of our films previously set for production, we recorded a $47.6 million write-down of capitalized film costs;

•	As a result of the decision to change our future film slate, we recorded write-offs of capitalized development costs totaling $20.3 million;

•	During 2011, we did not incur any similar film cost write-off or impairment charges;

•
From the close of our acquisition of Classic Media on August 29, 2012 through December 31, 2012, our costs of revenues included expenses of $18.6 million incurred by Classic Media, primarily attributable to revenues generated from the home entertainment market across a variety of properties;

•
Our How to Train Your Dragon arena show, which debuted in June 2012, incurred operating and marketing costs totaling $23.2 million. This arena show had the final performance of its initial engagement in January 2013;

•
The overall amortization rate of our television specials/series business increased as a result of reductions in our estimated Ultimate Revenues, primarily driven by a reduction to forecasted revenues to be generated from the sale of home entertainment product of our holiday themed content;

•
The overall amortization rate of our feature films, which excludes impairment charges and write-offs, remained relatively consistent when comparing the year ended December 31, 2012 to the year ended December 31, 2011; and

•	During the year ended December 31, 2012, we incurred $4.6 million related to non-retirement postemployment benefits.

Product Development.    Product development costs totaled $4.9 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively. Product development costs primarily represent research and development costs related to our technology initiatives. The increase in product development costs during the year ended December 31, 2012 is attributable to various new technology initiatives we are currently pursuing.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased $18.7 million to $131.2 million (including $16.2 million of stock-based compensation expense) for the year ended December 31, 2012 from $112.5 million (including $27.5 million of stock-based compensation expense) for the year ended December 31, 2011. The primary contributors to this 16.6% aggregate increase were $14.9 million of higher professional fees primarily associated with our new business initiatives, including the acquisition of Classic Media (e.g., due diligence and integration costs) and the establishment of our China Joint Venture. Salaries and benefits increased $9.4 million primarily due to increased headcount to support our brand expansion and new business initiatives. In addition, $9.6 million of the increase was directly attributable to the costs incurred by Classic Media, which primarily consisted of salaries and benefits expenses. These increases in selling, general and administrative expenses were partially offset by $13.4 million of lower incentive compensation expense (including stock-based compensation), primarily resulting from changes in our incentive compensation structure implemented in 2011, as well as fluctuations in performance-based compensation expense that vary with changes in forecasts of the related performance metrics that are expected to be achieved.

Operating (Loss) Income.    Operating loss for the year ended December 31, 2012 was $65.0 million compared to operating income of $109.9 million for the year ended December 31, 2011. The decrease of $174.9 million in operating income for the year ended December 31, 2012 was largely due to the impairment and write-downs of capitalized film costs, and to a lesser extent, increased selling, general and administrative expenses, as well as operating and marketing costs associated with our How to Train Your Dragon arena show (as previously described).

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income, Net.    For the years ended December 31, 2012 and 2011, total interest income (net) remained relatively consistent at $0.5 million for the year ended December 31, 2012 compared to $0.6 million for the year ended December 31, 2011. During the year ended December 31, 2012, interest expense increased $2.4 million primarily due to interest expense incurred on amounts drawn on our revolving credit facility. During the year ended December 31, 2011 we did not have outstanding borrowings under our revolving credit facility. The increase in interest expense was offset by an increase of $2.2 million in interest income related to long term receivables to $3.5 million for the year ended December 31, 2012 from $1.3 million for the year ended December 31, 2011.

 Other Income, Net.    For the years ended December 31, 2012 and 2011, total other income (net) was $8.3 million and $7.2 million, respectively. Other income (net) in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

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

During the years ended December 31, 2012 and 2011, our ability to claim certain tax deductions resulted in a decrease to our payable to former stockholder. Accordingly, we recorded $2.6 million and $5.5 million, respectively as a decrease in income tax benefit payable to former stockholder in our statements of operations.

Provision (Benefit) for Income Taxes.    For the year ended December 31, 2012, we recorded a benefit for income taxes of $17.2 million and for the year ended December 31, 2011 we recorded a provision for income taxes of $36.4 million, or an effective tax rate of 30.6% and 30.9%, respectively. During the year ended December 31, 2012, we recorded a benefit for income taxes as a result of our loss before income taxes, as the losses will result in a decrease in our tax liability in future periods. As a result of our loss before income taxes for the year ended December 31, 2012, our effective tax rate was less than the 35% statutory federal tax rate due to an increase in our foreign valuation allowance. When our provision for income taxes is combined with the amounts associated with the Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the years ended December 31, 2012 and 2011 were 35.2% and 26.2%, respectively. As a result of our loss before income taxes for the year ended December 31, 2012, certain tax incentives caused our combined effective tax rate to be higher in 2012 when compared to 2011. Our effective tax rate and our combined effective tax rate for the year ended December 31, 2011 was less than the 35% statutory federal rate due to the Company's ability to benefit from certain prior year tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above.

Net (Loss) Income.    Net loss for the year ended December 31, 2012 was $36.4 million, or $0.43 net loss per share, as compared to net income of $86.8 million, or $1.02 net income per diluted share, for the year ended December 31, 2011.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues.    For the year ended December 31, 2011, our revenues were $706.0 million, a decrease of $78.8 million, or 10.0%, as compared to $784.8 million for the year ended December 31, 2010.
Theatrical Releases.

The following chart sets forth the components of our theatrical release revenues, by category, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 (in millions):

$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Revenues ($ in millions)
$585.0
Puss in Boots, $23.8
Kung Fu Panda 2, $144.8
Megamind, $83.0
Shrek Forever After, $78.6
How to Train Your Dragon, $66.9
Library, $187.9
2011
$737.3
Megamind, $26.6
Shrek Forever After, $244.5
How to Train Your Dragon, $174.2
Monsters vs. Aliens, $58.8
Madagascar: Escape 2 Africa, $19.2
Kung Fu Panda, $18.0
Library, $196.0
2010
Current year theatrical releases
Prior year theatrical releases
Preceding year theatrical releases
Library

Current year theatrical releases. Current year theatrical release revenues decreased $276.7 million, or 62.1%, to $168.6 million during the year ended December 31, 2011 when compared to $445.3 million during the year ended December 31, 2010, primarily due to:

•	The release of two feature films during 2011 compared to three feature films in 2010; and

•	Stronger worldwide theatrical performance from 2010's "Current year theatrical releases" when compared to 2011's "Current year theatrical releases."

Contributors to 2011 current year theatrical release revenues included:

•
Puss in Boots (released in the fourth quarter of 2011) earned $23.8 million, or 3.4% of revenues, half of which was earned in the worldwide theatrical markets (as the film recouped its distribution and marketing costs in 2011) with the remainder being earned in the ancillary markets; and

•	Kung Fu Panda 2 (released in the second quarter of 2011) earned $144.8 million, or 20.5% of revenues, primarily earned in the worldwide theatrical and home entertainment markets.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Contributors to 2010 current year theatrical release revenues included:

•
Megamind (released in the fourth quarter of 2010) contributed $26.6 million, or 3.4%, of revenues, primarily earned in the ancillary markets. As is somewhat typical for many of our new theatrical releases, our distributor did not report any theatrical revenue to us for Megamind during 2010 as our distributor is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film;

•	Shrek Forever After (released in the second quarter of 2010) contributed $244.5 million, or 31.2% of revenues, primarily earned in the worldwide theatrical and home entertainment markets; and

•
How to Train Your Dragon (released in the first quarter of 2010) contributed $174.2 million, or 22.2%, of revenues, primarily earned in the worldwide theatrical, home entertainment and ancillary (such as merchandising and licensing) markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category increased $169.7 million to $228.5 million during December 31, 2011 when compared to $58.8 million during the year ended December 31, 2010, primarily due to the difference in the number of films that comprised this category in 2011 (three films) compared to 2010 (one film).
Contributors to 2011 current year theatrical release revenues were primarily revenues earned in the worldwide television and home entertainment markets from the following titles:

•	Megamind contributed $83.0 million, or 11.8% of revenues;

•	Shrek Forever After contributed $78.6 million, or 11.1% of revenues; and

•	How to Train Your Dragon contributed $66.9 million, or 9.5% of revenues.

Contributors to 2010 current year theatrical release revenues included Monsters vs. Aliens, which contributed $58.8 million, or 7.5%, of revenues, primarily earned in the worldwide pay television markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category decreased during the year ended December 31, 2011 when compared to the year ended December 31, 2010 due to the timing of when films enter our "Library" category. There were no titles that comprised this category during 2011 since our first quarter 2009 release, Monsters vs. Aliens, entered the library category in the first quarter of 2011.
Contributors to 2010 preceding year theatrical release revenues included:

•	Madagascar: Escape 2 Africa contributed $19.2 million, or 2.4% of revenues, primarily earned in the worldwide home entertainment and the international pay television markets; and

•	Kung Fu Panda contributed $18.0 million, or 2.3% of revenues, primarily earned in the worldwide home entertainment and international free television markets.

Library. Revenue generated by our "Library" category decreased $8.1 million, or 4.1%, to $187.9 million during the year ended December 31, 2011 when compared to $196.0 million during the year ended December 31, 2010, as 2010 benefited from the addition of two titles into our library (Madagascar: Escape 2 Africa and Kung Fu Panda, both of which released in 2008), while only one title was added into the library during 2011 (Monsters vs. Aliens, released in 2009). 2011 library revenues contributed an aggregate of $187.9 million, or 26.6%, of revenues, largely attributable to Monsters vs. Aliens, Madagascar: Escape 2 Africa and Kung Fu Panda, earned primarily in the international television market. 2010 library revenues contributed an aggregate of $196.0 million, or 25.0% of revenues, largely driven by Madagascar: Escape 2 Africa, Kung Fu Panda, Shrek the Third and Bee Movie, earned across several markets.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-theatrical releases.

The following table sets forth the components of our non-theatrical release revenues, by category, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
Category	2011	2010	$	%
All other:
Television specials/series	$76.9	$26.4	$50.5	NM
Live performances	38.1	13.7	24.4	NM
Other(1)	6.0	7.4	(1.4)	(18.9)%
Total Non-theatrical release revenues	$121.0	$47.5	$73.5	NM

(1)  For each period shown, "Other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "Other" are those generated from multi-property licenses of our characters (such as for use at theme parks, hotels or cruise ships), as well as revenues generated from sources that are non-film related.

All other. As illustrated in the table above, revenues generated by our "All other" category increased $73.5 million to $121.0 million during the year ended December 31, 2011 when compared to $47.5 million during the year ended December 31, 2010, primarily due to:

•
Revenues generated from our television specials/series increased $50.5 million, primarily due to license fees earned from titles that were made available to Netflix in 2011 and, to a lesser extent, revenues from the distribution of our titles in the home entertainment market;

•	Revenues generated from our live performances productions increased $24.4 million and were largely attributable to our touring and London stage versions of Shrek The Musical; and

•	2010 benefited from revenues generated from a promotional licensing arrangement with one of our strategic alliance partners.

Costs of Revenues.    Costs of revenues for the year ended December 31, 2011 totaled $480.7 million, a decrease of $25.7 million when compared to $506.4 million for the year ended December 31, 2010. Costs of revenues as a percentage of revenues was 68.1% for the year ended December 31, 2011 as compared to 64.5% for the year ended December 31, 2010, primarily due to:

•
2010 was impacted by impairment charges totaling $19.8 million (2.5% when calculated as a percentage of revenues) related to our Shrek The Musical touring show and Kung Fu Panda online virtual world. No impairment charges were incurred in 2011;

•
An increase in film amortization as a percentage of revenues for the year ended December 31, 2011 due to the overall stronger combined performance of 2010's "Current year theatrical releases" compared to 2011's "Current year theatrical releases"; and

•
An increase by $20.0 million because 2011 reflected a full year of operating and marketing costs associated with our Shrek The Musical productions compared to 2010 during which a touring version of Shrek The Musical operated for only half of the year.

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

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Interest Income, Net.    For the years ended December 31, 2011, total interest income (net) remained consistent at $0.6 million.

Other Income, Net.    For the years ended December 31, 2011 and 2010 total other income (net) was $7.2 million and $8.1 million, respectively. Other income (net) in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

 Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.    During the year ended December 31, 2011, our ability to claim certain tax deductions resulted in a decrease to our payable to former stockholder. Accordingly, we recorded $5.5 million as a decrease in income tax benefit payable to former stockholder in our income statement. During the year ended December 31, 2010, we recorded $289.1 million as an increase in income tax benefit payable to former stockholder. The significant increase in income tax benefit payable to former stockholder during the year ended December 31, 2010 was primarily attributable to the tax benefits associated with the release of the valuation allowance previously held against our deferred tax assets (as discussed above in "—Our Revenues and Costs—Income Tax Benefit Payable to Former Stockholder and Provision (Benefit) for Income Taxes").

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

Financing Arrangements

Revolving Credit Facility.    On August 10, 2012, we terminated our then-existing secured credit agreement dated as of June 24, 2008 and entered into a new Credit Agreement (the "New Credit Agreement"). The New Credit Agreement allows us to have outstanding borrowings of up to $400.0 million at any one time, on a revolving basis. During the three months ended September 30, 2012, we borrowed $200.0 million in order to fund the acquisition of Classic Media, as well as for other corporate purposes. As of December 31, 2012, we had $165.0 million outstanding under our New Credit Agreement. Borrowings under the New Credit Agreement bear interest at per annum rates determined by reference to the base rate plus a margin of 1.50% or to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.50% per annum.

The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest costs incurred as a result of the commitment fee was $0.7 million, $0.7 million, and $0.5 million for each of the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense incurred on the outstanding borrowings was $2.0 million during the year ended December 31, 2012. We had no outstanding borrowings during the years ended December 31, 2011 and 2010.

For a more detailed description of our various financing arrangements, see Note 11 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

As of December 31, 2012, we were in compliance with all applicable financial debt covenants.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, cash on hand and cash borrowed under our line of credit during the year ended December 31, 2012 were adequate to meet our operating needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g., selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments. For 2013, we expect our commitments to fund production and development costs (excluding capitalized overhead expense), make contingent compensation and residual payments (on films released to date) and fund capital expenditures will be approximately $305.0 million.

As of December 31, 2012, we had cash and cash equivalents totaling $59.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at December 31, 2012 decreased by $56.9 million from that of $116.1 million at December 31, 2011. Components of this change in cash for the year ended December 31, 2012, as well as for change in cash for the years ended December 31, 2011 and 2010, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Net cash provided by operating activities	$28,397	$33,502	$91,639

During the year ended December 31, 2012, our main source of cash from operating activities was the collection of revenue from Paramount related to Madagascar 3's worldwide theatrical revenues, Puss in Boots' worldwide theatrical, television and home entertainment revenues, Kung Fu Panda 2's worldwide home entertainment and pay television revenues, Megamind's international television revenues and, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the year ended December 31, 2012 included $20.2 million paid related to annual incentive compensation payments, as well as $14.2 million paid to an affiliate of a former stockholder related to tax benefits realized in 2012 from the Tax Basis Increase. These cash payments fluctuate based on our financial results and, as a result, decreased $18.0 million and $15.5 million, respectively, when compared to the cash payments made during the year ended December 31, 2011. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments. In recent years, cash used in operating activities has been higher due to an increased number of projects in production.

During the year ended December 31, 2011, our main source of cash from operating activities was the collection of revenue from Paramount related to Kung Fu Panda 2's worldwide theatrical release, Shrek Forever After's and How to Train Your Dragon’s worldwide television and home entertainment revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, operating cash flows for the year ended December 31, 2011 benefited from additional pay television revenue fees related to an increased number of films that were available in 2011. Cash used in operating activities for 2011 was primarily attributable to $38.2 million paid related to annual incentive compensation payments, as well as $29.7 million paid to an affiliate of a former stockholder related to tax benefits realized in 2011 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments.

Our main source of cash provided by operating activities for the year ended December 31, 2010 was the collection of revenue from Paramount related to Shrek Forever After’s and How to Train Your Dragon’s worldwide theatrical releases and worldwide television and home entertainment revenues for a variety of films, particularly Monsters vs. Aliens, Kung Fu Panda and Madagascar: Escape 2 Africa. Cash used in operating activities for the year ended December 31, 2010 was primarily attributable to $23.5 million paid related to annual incentive compensation payments, $26.9 million paid (net of refunds) to an affiliate of a former stockholder related to tax benefits realized in 2010 from the Tax Basis Increase, and spending for the production of our feature films, television specials/series, live performances and online virtual worlds.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

 Investing Activities

Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Net cash used in investing activities	$(234,184)	$(48,239)	$(50,633)

Net cash used in investing activities for the year ended December 31, 2012 primarily related to the acquisition of Classic Media during the third quarter of 2012 (as previously described under "Part I—Item 1—Business"). In addition, during the years ended December 31, 2012, 2011 and 2010, cash used in investing activities was partially attributable to the acquisition of certain character rights and investments in property, plant and equipment. The increase in cash used in our investment in property, plant and equipment, during the year ended December 31, 2012 when compared to the year ended December 31, 2011, was primarily attributable to the expansion of our facilities in Redwood City, which were placed into service in July 2012. Lastly, during the years ended December 31, 2012 and 2011, we made cash contributions of $3.0 million and $5.0 million, respectively, for minority investments in unconsolidated entities.

Financing Activities

Net cash provided by (used in) financing activities for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Net cash provided by (used in) financing activities	$150,531	$(32,398)	$(108,616)

Net cash provided by financing activities for the year ended December 31, 2012 was largely comprised of borrowings under our revolving credit facility, which were primarily used to fund the acquisition of Classic Media. In addition, during the years ended December 31, 2011 and 2010, cash used in financing activities was partially attributable to repurchases of our Class A common stock. During the year ended December 31, 2012, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards.

Contractual Obligations

As of December 31, 2012, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$3,198	6,743	6,614	6,535	6,481	26,705	$56,276
Revolving credit facility(1)	165,000	—	—	—	—	—	165,000
Purchase obligations(2)	9,694	—	245	—	—	—	9,939
Other(3)	4,571	1,990	722	—	—	—	7,283
Total contractual cash obligations	$182,463	$8,733	$7,581	$6,535	$6,481	$26,705	$238,498
 __________________

(1)
Our revolving credit facility allows us to continuously rollover our outstanding borrowings on an overnight or term basis, at our discretion. Interest payments on the revolving credit facility are not presented in the table above as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

(2)
Excludes non-cancelable talent commitments as the payment dates associated with these commitments are dependent on the release dates of certain projects or upon completion of services provided to us. As of December 31, 2012, we had non-cancelable talent commitments totaling approximately $12.2 million that we expect to be payable over the next five years.

(3)
The table above does not include unrecognized tax benefits related to uncertain tax positions taken because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities. As of December 31, 2012, unrecognized tax benefits (excluding interest and penalties) totaled $22.7 million.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained elsewhere in this Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including:

•	ultimate revenues and ultimate costs of film, television product and live performances;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.

Changes in accounting estimates may occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience, third-party valuations (as deemed necessary) and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Revenue Recognition

The majority of our revenue is derived from our core feature film business (81% in 2012). We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributor. Pursuant to our distribution and servicing arrangements with Paramount, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after Paramount has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its permissible distribution and marketing costs with respect to our films on a title-by-title basis. Because a third party is the principal distributor of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributor. As is typical in the film industry, our distributor may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributor in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributor has not made, nor has management made, subsequent material adjustments to information provided by our distributor and used in the preparation of our historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by our distributor.

Revenue from the sale of our feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. Prior to April 1, 2010, our distributor reported our international home entertainment results on a 30-day lag. We eliminated this 30-day lag effective April 1, 2010 and, as a result our December 2010 home entertainment releases in international territories (which previously would have been recorded in January 2011) were included in our 2010 results. For the year ended December 31, 2010, this change resulted in $28.6 million of additional revenue, or $0.11 of diluted net income per share. In addition, we and our distributor provide for future returns of home video product and for customer programs and sales incentives. We and our distributor calculate these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, which may include 100% return rights. Although we and our distributor allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

types of sales, information we receive from retailers and our assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from both free and pay television licensing agreements is recognized at the later of the time the production is made available for exhibition in those markets or it is reported to us by our distributor. Additionally, our television specials/series are also distributed in the television markets through license arrangements. Such revenues are recorded on a gross basis as they are not typically subject to our distribution arrangement with our distributor. Television market revenue for our television specials/series is recognized at the later of the time when the content has been delivered to the licensee or the commencement of the license term.

We have also entered into licensing arrangements directly with third parties to digitally distribute our feature film and television specials/series content. Certain content licensed under these arrangements is subject to our distribution arrangement with Paramount, and accordingly, such revenues are recorded net of any distribution fees owed to Paramount (as previously described). However, revenues from content not subject to our distribution arrangement with Paramount are recorded on a gross basis. Certain of our arrangements may qualify as multiple deliverable arrangements if the licensee is granted the right to exploit more than one of our titles. The license period for each title under a multiple deliverable arrangement may vary by title. Revenue associated with multiple deliverable arrangements is allocated to each title based on relative selling price. In determining the relative selling price of each title, we consider a variety of factors including (but not limited to) the period of time a title has already been exploited in the marketplace, whether the title is a sequel, the duration of the license period being granted, similar arrangements and type of content being licensed. We record revenue for each title when it is available to the licensee for exploitation.

Revenue from licensing and merchandising is recognized when the associated feature film or television special/series has been released and the criteria for revenue recognition have been met. The criteria we evaluate to determine whether we are able to recognize revenue includes persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered (including whether the license term has commenced) and collectibility is reasonably assured. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

As previously discussed under "Our Revenues and Costs—Revenues—Classic Media," Classic Media generates revenues from licensing activities and product sales.

Long-term, non-interest-bearing receivables arising from our licensing agreements are discounted to present value. Accordingly, revenues are recorded net of any discount that arises from imputing interest. Interest income is recognized from the imputation of interest in accordance with the effective interest rate method and and classified as "Interest income, net" in the Company's consolidated statements of operations.

Film and Other Inventory Costs Amortization

Capitalized film, television special/series and live performance production costs, contingent compensation and residuals are amortized and included in costs of revenues in the proportion that a title’s Current Revenue bears to its Ultimate Revenue in accordance with the individual-film-forecast-computation method. The amount of capitalized production costs that is amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film, television special/series or live performance for such period. We make certain estimates and judgments of Ultimate Revenue to be recognized for each film, television special/series or live performance based on information received from our distributor or operating partners, as well as our knowledge of the industry. Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Our estimates of ultimate film revenue subsequent to their initial theatrical release is sensitive to the extent of home entertainment revenues achieved. Home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing home entertainment products, marketing and promotional strategies, as well as economic conditions. Historically, there was a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. In the past year, the correlation between the domestic box office market and the international theatrical and worldwide home entertainment markets has weakened. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized production costs and accrued participation and residual costs relative to a previous period. Depending on the performance of a title, significant changes to the future Ultimate Revenue may occur, which could result in significant changes to the amortization of the capitalized production costs. An increase in estimate of Ultimate Revenues will lower the percentage rate of amortization while, conversely, a decrease in the estimate of Ultimate Revenue will raise the percentage rate of amortization. In addition, we evaluate capitalized production costs for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value. In determining the fair value of its film and other inventory costs, the Company estimates fair value by calculating the net present value of the estimated remaining net cash flows to be generated for the title being evaluated. The Company derives these fair value measurements based on the Company's assumptions about how market participants would price the asset. Due to the nature of these assets, market data for similar assets is not available. Key assumptions used in such fair value measurements include: (1) the discount rate applied to future cash flow streams, which is based on a risk-free rate plus a risk premium representing the risk associated with the type of property being exploited and (2) the number of years over which the Company estimates future net cash flows. The Company considers the sensitivity of these inputs in assessing its assumptions.

As of December 31, 2012, the Company determined that the fair value of the unamortized production costs of the Rise of the Guardians feature film was less than the carrying value. Accordingly during the quarter ended December 31, 2012, the Company recorded an impairment in the amount of $86.9 million, which was classified as costs of revenues in the consolidated statements of operations and as amortization and write-off of film and other inventory costs in the consolidated statements of cash flows.

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

As a result of our acquisition of Classic Media during the quarter ended September 30, 2012, we recorded $136.6 million of intangible assets, which was comprised of various character rights. Accordingly, management made estimates and assumptions as to whether each intangible asset identified has a definite life or is indefinite-lived. For each intangible asset classified as definite-lived, management made certain assumptions in order to assign each asset an economic useful life and to determine the pattern in which the intangible asset should be amortized (such as on a straight-line or an accelerated method). These assumptions are subjective and changes in these assumption could have a material impact on our financial statements.

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of December 31, 2012, the total compensation cost related to unvested equity-based awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $88.2 million. This cost will be amortized on a straight-line basis over a weighted average period of 1.9 years.

The fair value of stock options (including stock-settled appreciation rights) with service-based vesting criteria is estimated on the date of grant using the Black-Scholes option-pricing model. Some of the primary input assumptions of the Black-Scholes option-pricing model are volatility, dividend yield, the weighted average expected option term and the risk-free interest rate. Estimated volatility incorporates both historical volatility and the implied volatility of publicly traded options. Given our lack of sufficient historical exercise data for stock option grants, we apply the "simplified" method of calculating the weighted average expected term for "plain vanilla" awards. The simplified method defines the weighted average expected term

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

as being the average of the weighted average of the vesting period and contractual term of each stock option granted. "Plain vanilla" options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing that the options are non-transferable and non-hedgeable. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from relevant comparable external sources, becomes available, we will utilize another method to determine the weighted average expected term. For awards that are not "plain vanilla," the Company determines the expected term after considering all available facts specific to the group of participants, which include (but are not limited to) available exercise history, likelihood of exercise based on existing outstanding and exercisable awards and expected length of employment with the Company.

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

Provision for Income Taxes

We account for income taxes pursuant to the asset and liability method, and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in the financial statements in the period that includes the enactment date. For example, in January 2013 the American Taxpayer Relief Act of 2012 (the "Act") was signed into law. As such, although provisions of the Act will be adopted retroactively, the Company expects to recognize the effect of the retroactive changes in its results for the quarter ending March 31, 2013. Refer to Note 12 to the audited consolidated financial statements contained elsewhere in this Form 10-K for further discussion of the impact of the recent legislation.

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. In evaluating our forecasts, we also consider whether we will be able to generate future taxable income at sufficient levels to realize our deferred tax assets. We also consider the number of years remaining prior to the expiration of the Company's existing net operating loss carryforwards. In the quarter ended December 31, 2010, we released $348.1 million of our valuation allowance because we had determined that it was more likely than not that we will be able to generate sufficient levels of future profitability to realize substantially all of our deferred tax assets. Based on our current year assessment, we continue to believe that we will be able to realize substantially all of our deferred tax assets.

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

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Market and Exchange Rate Risk

Interest Rate Risk.    As of December 31, 2012, we had $165.0 million outstanding on our revolving credit facility. We are exposed to variable interest rates when we borrow under our revolving credit facility as our interest rate (per draw) is based on either (i) the lending banks' base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. If interest rates increased, our debt service obligations on the variable rate indebtedness would increase even though the amounts borrowed remained the same, and our net loss would increase. Assuming that we have $165.0 million outstanding on our revolving credit facility for a full fiscal year, a 1.0% fluctuation in interest rates would cause our annual interest expense to increase or decrease by $1.7 million.

Foreign Currency Risk.    We are subject to foreign currency rate fluctuations because a major portion of our business, including our distributor's distribution of our films, is derived from foreign countries where a significant amount of the transactions are conducted in local currencies. Historically, because our films have generally been profitable internationally, we have benefited from a weaker U.S. dollar and have been adversely affected by a stronger U.S. dollar relative to any foreign currency. In addition, our films’ foreign currency transactions contain to some degree a natural foreign currency hedge for receipts because certain significant offsetting distribution expenses are denominated in the same local currency.

While the information provided to us by our distributor does not enable us to isolate or precisely quantify the impact of any foreign currency’s rate fluctuation on our earnings, our distributor does provide sufficient information to enable us to identify those foreign currencies to which we are primarily exposed and to make a general estimate of the impact of a percentage change in these foreign currencies on our reported earnings. During 2012, our most significant foreign currency exposures were with respect to the Euro and the British pound. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the U.S. Dollar and Euro and the U.S. Dollar and the British pound would have impacted our 2012 earnings by approximately $3.4 million and $2.3 million, respectively.

Item 8.	Financial Statements and Supplementary Data

The Index to Financial Statements and Supplemental Data is on page F-1 following the signature pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2012 did not include the internal controls of Classic Media (other than certain aspects of the Classic Media operations to which the Company's existing internal controls applied) because of the timing of this acquisition, which was completed on August 29, 2012. As of December 31, 2012, Classic Media  the portions of the Classic Media operations that were not evaluated represented approximately 5% of total consolidated assets. From the closing date through December 31, 2012, Classic Media represented approximately 5% of consolidated revenues.

Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2012 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

The addition of Classic Media's financial systems and processes represent a change in our internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Departure of Nathan Myhrvold from Board of Directors

On February 21, 2013, Nathan Myhrvold informed DreamWorks Animation SKG, Inc. (the “Company”) that he will not stand for re-election as a director of the Company at the end of his current term. Mr. Myhrvold will remain a director until the Company's 2013 Annual Meeting of Stockholders, which is currently scheduled to be held on May 29, 2013.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders except for the information required by Item 401(b) of Regulation S-K, which is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 27th day of February, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013
Jeffrey Katzenberg

/S/ LEWIS W. COLEMAN	President, Chief Financial Officer and Director (Principal Financial Officer)	February 27, 2013
Lewis W. Coleman

/S/ HEATHER O’CONNOR	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013
Heather O’Connor

/S/ MELLODY HOBSON	Chairman of the Board of Directors	February 27, 2013
Mellody Hobson

/S/ HARRY BRITTENHAM	Director	February 27, 2013
Harry Brittenham

/S/ THOMAS E. FRESTON	Director	February 27, 2013
Thomas E. Freston

/S/ MICHAEL J. MONTGOMERY	Director	February 27, 2013
Michael J. Montgomery

/S/ NATHAN MYHRVOLD	Director	February 27, 2013
Nathan Myhrvold

/S/ RICHARD SHERMAN	Director	February 27, 2013
Richard Sherman

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the two years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of DreamWorks Animation SKG, Inc. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Classic Media from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Classic Media from our audit of internal control over financial reporting. Classic Media is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, equity, and cash flows of DreamWorks Animation SKG, Inc. (the "Company") for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of DreamWorks Animation SKG, Inc. for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2011

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$59,246	$116,093
Trade accounts receivable, net of allowance for doubtful accounts	111,533	72,456
Income taxes receivable	—	3,960
Receivable from Paramount, net of allowance for doubtful accounts	263,754	214,647
Film and other inventory costs, net	820,482	882,646
Prepaid expenses	18,593	20,842
Other assets	24,651	13,023
Property, plant and equipment, net of accumulated depreciation and amortization	188,986	172,511
Deferred taxes, net	238,007	248,519
Intangible assets, net of accumulated amortization	148,234	—
Goodwill	71,406	34,216
Total assets	$1,944,892	$1,778,913
Liabilities and Equity
Liabilities:
Accounts payable	$6,611	$3,283
Accrued liabilities	123,886	105,505
Payable to former stockholder	277,632	294,397
Deferred revenue and other advances	25,517	19,032
Revolving credit facility	165,000	—
Total liabilities	598,646	422,217
Commitments and contingencies (Note 14)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 102,687,323 and 98,333,454 shares issued, as of December 31, 2012 and 2011, respectively	1,027	983
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 and 10,838,731 shares issued and outstanding, as of December 31, 2012 and 2011, respectively	78	108
Additional paid-in capital	1,057,452	1,023,405
Accumulated other comprehensive income (loss)	313	(1,041)
Retained earnings	1,017,314	1,053,736
Less: Class A Treasury common stock, at cost, 25,661,817 and 25,139,548 shares, as of December 31, 2012 and 2011, respectively	(730,568)	(720,495)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,345,616	1,356,696
Non-controlling interests	630	—
Total equity	1,346,246	1,356,696
Total liabilities and equity	$1,944,892	$1,778,913

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenues	$749,842	$706,023	$784,791
Costs of revenues	678,672	480,747	506,422
Gross profit	71,170	225,276	278,369
Product development	4,891	2,864	3,183
Selling, general and administrative expenses	131,242	112,554	108,342
Operating (loss) income	(64,963)	109,858	166,844
Interest income, net	481	643	599
Other income, net	8,280	7,150	8,107
Decrease (increase) in income tax benefit payable to former stockholder	2,565	5,522	(289,052)
(Loss) income before income taxes	(53,637)	123,173	(113,502)
(Benefit) provision for income taxes	(17,215)	36,372	(284,141)
Net (loss) income	$(36,422)	$86,801	$170,639
Basic net (loss) income per share	$(0.43)	$1.04	$2.00
Diluted net (loss) income per share	$(0.43)	$1.02	$1.96
Shares used in computing net (loss) income per share
Basic	84,228	83,667	85,227
Diluted	84,228	84,772	87,183

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net (loss) income	$(36,422)	$86,801	$170,639
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses)	1,354	(1,052)	23
Comprehensive (loss) income	$(35,068)	$85,749	$170,662

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Class A Treasury Common Stock		Total DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2009	107,387	$1,074	$922,681	$(12)	$796,296	20,430	$(567,461)	$1,152,578	$—	$1,152,578
Issuance of shares for stock option exercises and vesting of restricted shares	889	9	9,330	—	—	—	—	9,339	—	9,339
Stock-based compensation	—	—	45,039	—	—	—	—	45,039	—	45,039
Excess tax benefit from employee equity awards	—	—	2,127	—	—	—	—	2,127	—	2,127
Purchase of treasury shares	—	—	—	—	—	3,404	(120,863)	(120,863)	—	(120,863)
Foreign currency translation adjustments	—	—	—	23	—	—	—	23	—	23
Net income	—	—	—	—	170,639	—	—	170,639	—	170,639
Balance at December 31, 2010	108,276	$1,083	$979,177	$11	$966,935	23,834	$(688,324)	$1,258,882	$—	$1,258,882
Issuance of shares for stock option exercises and vesting of restricted shares	896	8	—	—	—	—	—	8	—	8
Stock-based compensation	—	—	47,129	—	—	—	—	47,129	—	47,129
Tax shortfall from employee equity awards	—	—	(2,901)	—	—	—	—	(2,901)	—	(2,901)
Purchase of treasury shares	—	—	—	—	—	1,306	(32,171)	(32,171)	—	(32,171)
Foreign currency translation adjustments	—	—	—	(1,052)	—	—	—	(1,052)	—	(1,052)
Net income	—	—	—	—	86,801	—	—	86,801	—	86,801
Balance at December 31, 2011	109,172	$1,091	$1,023,405	$(1,041)	$1,053,736	25,140	$(720,495)	$1,356,696	$—	$1,356,696
Issuance of shares for stock option exercises and vesting of restricted shares	1,354	14	26	—	—	—	—	40	—	40
Stock-based compensation	—	—	35,769	—	—	—	—	35,769	—	35,769
Tax shortfall from employee equity awards	—	—	(1,748)	—	—	—	—	(1,748)	—	(1,748)
Purchase of treasury shares	—	—	—	—	—	522	(10,073)	(10,073)	—	(10,073)
Acquisition of Classic Media	—	—	—	—	—	—	—	—	630	630
Foreign currency translation adjustments	—	—	—	1,354	—	—	—	1,354	—	1,354
Net loss	—	—	—	—	(36,422)	—	—	(36,422)	—	(36,422)
Balance at December 31, 2012	110,526	$1,105	$1,057,452	$313	$1,017,314	25,662	$(730,568)	$1,345,616	$630	$1,346,246

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities
Net (loss) income	$(36,422)	$86,801	$170,639
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and write-off of film and other inventory costs	567,936	388,169	424,175
Amortization of intangible assets	2,189	—	—
Impairment charges related to online virtual world asset	—	—	11,954
Stock-based compensation expense	17,044	28,301	31,262
Provision for doubtful accounts and returns reserves	13,915	988	348
Amortization of deferred financing costs	651	288	184
Depreciation and amortization	4,158	3,304	6,936
Revenue earned against deferred revenue and other advances	(74,197)	(85,855)	(86,031)
Deferred taxes, net	(18,408)	44,749	(287,933)
Changes in operating assets and liabilities, net of the effects of the acquisition of Classic Media:
Trade accounts receivable	(28,502)	(26,360)	1,662
Receivable from Paramount	(49,020)	26,994	(71,685)
Film and other inventory costs	(449,974)	(454,704)	(464,127)
Prepaid expenses and other assets	(3,305)	(2,165)	(9,360)
Accounts payable and accrued liabilities	5,647	(38,724)	33,273
Payable to former stockholder	(16,765)	(35,192)	262,134
Income taxes payable/receivable, net	111	(4,356)	7,923
Deferred revenue and other advances	93,339	101,264	60,285
Net cash provided by operating activities	28,397	33,502	91,639
Investing activities
Purchases of non-marketable securities	(150)	—	—
Investment in unconsolidated affiliates	(3,000)	(5,000)	—
Purchase of character rights	(11,900)	—	—
Purchases of property, plant and equipment	(61,584)	(43,239)	(50,633)
Purchase of Classic Media, net of cash acquired	(157,550)	—	—
Net cash used in investing activities	(234,184)	(48,239)	(50,633)
Financing activities
Receipts from exercise of stock options	—	8	9,339
Excess tax benefits from employee equity awards	863	103	2,908
Deferred financing costs	(5,297)	(338)	—
Purchase of treasury stock	(10,035)	(32,171)	(120,863)
Borrowings from revolving credit facility	200,000	—	—
Repayments of borrowings under revolving credit facility	(35,000)	—	—
Net cash provided by (used) in financing activities	150,531	(32,398)	(108,616)
Effect of exchange rate changes on cash and cash equivalents	(1,591)	(591)	184
Decrease in cash and cash equivalents	(56,847)	(47,726)	(67,426)
Cash and cash equivalents at beginning of year	116,093	163,819	231,245
Cash and cash equivalents at end of year	$59,246	$116,093	$163,819
Non-cash investing activities:
Intellectual property license to unconsolidated affiliate	$1,780	$—	$—
Supplemental disclosure of cash flow information:
Cash refunded during the year for income taxes, net	$(27)	$(3,597)	$(7,066)
Cash paid during the year for interest, net of amounts capitalized	$7,343	$679	$528

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Business

The businesses and activities of the DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") primarily include the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, television, merchandising and licensing and other markets. The Company’s films released prior to January 1, 2013 are distributed in theatrical, home entertainment and television markets on a worldwide basis by Paramount Pictures Corporation, a subsidiary of Viacom Inc. ("Viacom"), and its affiliates (collectively, "Paramount") pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements") (See Note 5). The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. In addition, the Company continues to build upon the value of its intellectual property by seeking opportunities beyond its core animated feature film business and creating high-quality entertainment through the development and production of non-theatrical content such as television specials, television series and live performances based on characters from its feature films. The Company's activities include technology initiatives as it explores opportunities to exploit its internally developed software.

Since August 2012, the Company's activities also include those of Classic Media (see Note 4). Classic Media is primarily engaged in the acquisition and exploitation of character-based family entertainment properties across television, home entertainment, merchandising, music and other media channels worldwide. Classic Media has acquired, licensed or created intellectual property rights in relation to a number of characters including Veggie Tales, Casper, Lassie, Barbie, Postman Pat, Tinga Tinga Tales, Frosty and Rudolph the Red-Nosed Reindeer. Classic Media generates revenues from home entertainment products and licensing of intellectual property for sale or use (including consumer products, merchandise and live performances) and music publishing.

Recent Events

New Distribution Agreement. On August 18, 2012, the Company entered into a binding term sheet (the "Fox Distribution Agreement") with Twentieth Century Fox Film Corporation ("Twentieth Century Fox") and Twentieth Century Fox Home Entertainment, LLC (together with Twentieth Century Fox, "Fox"), pursuant to which the Company agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs released on or after January 1, 2013. The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services, which will be further elaborated on in the definitive agreements to be negotiated and executed among the parties. Refer to Note 5 for further information.

Formation of Chinese Joint Venture. On August 7, 2012, the Company entered into a Transaction and Contribution Agreement (the “China JV Agreement”) with ODW Holdings Limited ("ODW"), China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL," and together with CMC and SMG, the "CPE Holders"), providing for the launch of a joint venture (the "China Joint Venture") with the CPE Holders. The purpose of the China Joint Venture, which will be operated through ODW, is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language.

In exchange for 54.55% of the equity of the China Joint Venture, an entity controlled by the CPE Holders ("CPE") will make a total cash capital contribution to ODW of $150.0 million (a portion of which is expected to be funded at closing, with the balance to be funded over time) and non-cash contributions valued at $30.0 million Such non-cash contributions will include, among others things, consulting services to be provided by the CPE Holders to the China Joint Venture. In exchange for 45.45% of the equity of the China Joint Venture, the Company (through a wholly owned subsidiary) will make a total cash capital contribution to ODW of $50.0 million (a portion of which is expected to be funded at closing, with the balance to be funded over time) and non-cash contributions valued at $100.0 million (including contributions in the form of licenses of intellectual property, rights in certain of the Company's trademarks and film projects developed by the Company and consulting and training services, each to be provided to the China Joint Venture).

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The closing (the "Closing") of the initial contributions to the China Joint Venture and the issuance of equity by ODW to the Company and CPE is subject to certain closing conditions, including obtaining the requisite governmental approvals for the formation of CPE by the CPE Holders. Upon the Closing, ODW will be renamed "Oriental DreamWorks Holding Limited." The China JV Agreement is subject to termination by the Company or CMC (acting on behalf of CPE and the CPE Holders) under certain circumstances.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. During the year ended December 31, 2012, the Company determined that it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. Live performances of the production commenced on June 27, 2012. As of December 31, 2012, the Company's consolidated financial statements included the activities of the VIE, including approximately $9.8 million of assets, $1.7 million of liabilities, and approximately $12.5 million of revenues generated during the year ended December 31, 2012. Additionally, during the year ended December 31, 2012, the consolidated financial statements included operating expenses incurred by the VIE of approximately $22.6 million which are classified in costs of revenues. Subsequent to December 31, 2012, the live arena show held its final performance and the Company has entered into an agreement directly with a third party to license the show, as well as to sell the majority of the physical production assets, for exploitation in China.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2012 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	ultimate revenues and ultimate costs of film, television product and live performances;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.
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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting, whereby the purchase price (defined as the total consideration transferred to acquire the business) is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, expected use of the assets acquired, the expected cost to extinguish a liability, future cash flows to be generated from intellectual property and developing appropriate discount rates and market multiples. A change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. In applying the purchase method of accounting for a business acquisition, management may make adjustments during the measurement period (which is defined as one year from the closing date of the acquisition) as a result of additional information obtained subsequent to the initial reporting of the acquisition. Adjustments made to the allocation of the purchase price, or adjustments made as a result of changes in estimates or assumptions, could impact the amount of assets, including goodwill and liabilities, ultimately recorded on the Company's balance sheet and could impact its operating results subsequent to such acquisition.

Refer to Note 4 for further information related to the Company's acquisition of Classic Media.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased.

Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of December 31, 2012, the fair value and carrying value of trade accounts receivable was $103.4 million and $111.5 million, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term money-market investments, which are rated AAA, with several financial institutions. Such investments, which are included in "Cash and cash equivalents" on the accompanying consolidated balance sheets, are classified as available-for-sale and reported at fair value, based on quoted prices in active markets. There were no unrealized gains or losses associated with these investments at December 31, 2012. For the years ended December 31, 2012, 2011 and 2010, the Company recorded interest income of $3.8 million, $1.6 million and $1.3 million, respectively, from these instruments.

Trade Accounts Receivable

Trade accounts receivable primarily consists of the following: receivables from licensees of the Company's intellectual property for use in various ancillary markets, such as merchandising, theme parks and cruise ships, and receivables from licensees of film catalog and television specials/series titles. The Company imputes interest on receivables that are expected to be collectible during a period that exceeds 12 months and at a rate that represents the Company's best estimate of the rate at which the debtor can obtain financing of a similar nature from other sources at the date of the transaction. As of December 31, 2012, trade accounts receivable included receivables totaling $78.2 million, which were reduced by unamortized discounts totaling $8.2 million. Interest rates used to impute interest ranged from 2% to 10%.

The Company routinely reviews outstanding trade accounts receivable balances to determine whether an allowance for doubtful accounts should be recorded. The Company records an allowance for doubtful accounts for receivables on a specific identification basis.

Concentration of Credit Risk

Pursuant to the Company’s distribution and servicing arrangements, significant accounts receivable may be due from Paramount from time to time. As of December 31, 2012 and 2011, $263.8 million and $214.6 million, respectively, were due

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from Paramount (see Note 5). Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. As of December 31, 2012, approximately 49% of the Company's trade accounts receivable balance consisted of a long-term receivable related to a licensing arrangement with Netflix. The Company and its distributor perform ongoing credit evaluations of their customers and generally do not require collateral.

Investments

Investments associated with the Company’s non-qualified deferred compensation plan (see Note 16) are classified as available-for-sale. Such investments are recorded at fair value, based on quoted prices in active markets, and unrealized gains and losses are included in other comprehensive income (loss) until realized. For the years ended December 31, 2012, 2011 and 2010, any unrealized gains and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no other-than-temporary investment losses recorded for the years ended December 31, 2012, 2011 and 2010.

Investments in Unconsolidated Affiliates

In July 2012, the Company acquired convertible preferred stock in an emerging educational gaming company by contributing $3.0 million in cash and by granting an intellectual property license valued at $1.8 million. In August 2011, the Company acquired a minority equity interest in a new start-up technology entity for $5.0 million in cash.

These investments are accounted for under the cost method and are included in other assets in the consolidated balance sheets as of December 31, 2012 and 2011. The Company applies the cost method of accounting for investments in the common stock of unconsolidated affiliates when the Company does not have the ability to exercise significant influence. For investments in preferred stock, the Company applies the cost method of accounting (such as for the investment described above) if it concludes that the preferred stock is not in-substance common stock. As of December 31, 2012 and 2011, the Company held cost method investments in the amount of $9.8 million and $5.0 million, respectively. As of December 31, 2012, there were no indicators of impairment related to these investments.

Revenue Recognition

The Company recognizes revenue from the distribution of its animated feature films when earned and reported to it by its current distributor, Paramount. Pursuant to the distribution and servicing arrangements with Paramount, the Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after Paramount has (i) retained a distribution fee of 8.0% of revenue (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its permissible distribution and marketing costs with respect to the Company’s films on a title-by-title basis.

Additionally, because a third party is the principal distributor of the Company’s films, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from its distributor. As is typical in the film industry, the Company's distributor may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by its distributor in future periods to ensure that revenues are accurately reflected in the Company’s financial statements. To date, the distributor has not made, nor has the Company made, subsequent material adjustments to information provided by the distributor and used in the preparation of the Company’s historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by the Company's distributor.

Revenue from the sale of feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported by third parties, such as fulfillment service providers or distributors. Prior to April 1, 2010, Paramount reported the Company’s international home entertainment results on a 30-day lag. The Company eliminated this 30-day lag effective April 1, 2010, and as such, the results from the Company’s December 2010 international home entertainment releases, which previously would have been recorded in January 2011 were included in the Company’s results for the year ended December 31, 2010. For the year ended December 31, 2010, this change resulted in $28.6 million of additional revenue, or $0.11 of diluted net income per share.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its distributor provide for future returns of home video product and for customer programs and sales incentives. The Company and its distributor calculates these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company’s product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, which may include 100% return rights. Although the Company and its distributor allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, because other factors, such as historical experience with similar types of sales, information received from retailers and management’s assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from both free and pay television licensing agreements for the Company’s films is recognized at the later of the time the production is made available for exhibition in those markets or it is reported by its distributor. Additionally, the Company's television specials/series are also distributed in the television markets through license arrangements. Such revenues are recorded on a gross basis as they are not typically subject to the distribution arrangement with the Company's distributor. Television market revenue generated from television specials/series is recognized at the later of the time when the content has been delivered to the licensee or the commencement of the license term.

The Company has also entered into licensing arrangements directly with third parties to digitally distribute its feature film and television specials/series content. Certain content licensed under these arrangements is subject to pre-existing distributor agreements, and accordingly, such revenues are recorded net of any distribution fees owed to the distributor (as previously described). However, revenues from content not subject to the Company's primary distribution arrangements (as discussed in Note 5) is recorded on a gross basis. Certain of the Company's arrangements may qualify as multiple deliverable arrangements if the licensee is granted the right to exploit more than one of the Company's titles. The license period for each title under a multiple deliverable arrangement may vary by title. Revenue associated with multiple deliverable arrangements is allocated to each title based on relative selling price. In determining the relative selling price of each title, the Company considers a variety of factors including (but not limited to) the period of time a title has already been exploited in the marketplace, whether the title is a sequel, the duration of the license period being granted, similar arrangements and type of content being licensed. Revenue for each title will be recognized when it is available to the licensee for exploitation.

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

Long-term, non-interest-bearing receivables arising from licensing agreements are discounted to present value. Accordingly, revenues are recorded net of such discount. Interest income is recognized from the imputation of interest in accordance with the effective interest rate method and classified as "Interest income, net" in the Company's consolidated statements of operations.

Costs of Revenues

Film and Other Inventory Costs.    The production cost of the Company’s animated feature films, television specials/series and live performances are stated at the lower of cost less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films or television products. A significant portion of the Company’s resources are dedicated to the production of its film and television product. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production, if any, is capitalized into film costs until production is completed. In addition to the films and television specials/series being produced, costs of productions in development are capitalized as development film costs and are transferred to film production costs when a film or television special/series is set for production. In the event a film or television special/series is not set for production within three years from the time the first costs are capitalized or the film or television special/series is abandoned, all such costs are generally expensed.

Film and Other Inventory Cost Amortization.    Once a film, television special/series or live performance is released, capitalized productions costs are amortized and participations and residual costs are accrued on an individual title basis in the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proportion that the revenue during the period for each title ("Current Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of film and other inventory costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film, television special/series or live performance for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title based on information received from its distributor or its operating partners, as well as its knowledge of the industry. Ultimate Revenue does not include estimates of revenue that will be earned beyond 10 years of a film’s initial theatrical release date. Ultimate Revenue for television specials/series does not include estimates of revenue that will be earned beyond 10 years from the date of delivery of the first episode.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized film and other inventory costs and accrued participation and residual costs relative to a previous period. Depending on the performance of a title, significant changes to the future Ultimate Revenue may occur, which could result in significant changes to the amortization of the capitalized production costs.

Unamortized film, television special/series and live performance production costs are evaluated for impairment each reporting period on a title-by-title basis. The excess of the carrying value above the fair value is written off and the amount is classified as costs of revenues in the consolidated statements of operations and as amortization and write-off of film and other inventory costs in the consolidated statements of cash flows. In determining the fair value of its film and other inventory costs, the Company estimates fair value by calculating the net present value of the estimated remaining net cash flows to be generated for the title being evaluated. The Company bases these fair value measurements on unobservable inputs derived from the Company's assumptions about how market participants would price the asset. Due to the nature of these assets, market data for similar assets is not available. Key assumptions used in such fair value measurements include: (1) the discount rate applied to future cash flow streams, which is based on a risk-free rate plus a risk premium representing the risk associated with the type of property being exploited and (2) the number of years over which the Company estimates future net cash flows. The Company considers the sensitivity of these inputs in assessing its assumptions. See Note 6 for further information related to the impairment evaluation of film and other inventory costs. Additionally, on occasion, the Company may change the creative direction of, or abandon, one or more of the Company's films after being placed into production. As a result, amounts previously capitalized as production costs may be expensed.

Other.    Direct costs for sales commissions to third parties for the licensing and merchandising of film characters and marketing and promotion costs and other product costs associated with its live performances and certain of the Company’s television specials/series are recorded in costs of revenues and are expensed when incurred. In addition, since the close of the Company's acquisition of Classic Media, costs of revenues also include manufacturing costs related to physical inventory product sales, distribution fees, participation and residual costs and amortization of intangible assets (which consists of certain character rights).

Product Development Expense

The Company records product development costs, which primarily consist of research and development costs related to its technology initiatives or costs incurred pursuant to development agreements with third-party software developers. Product development costs incurred prior to reaching the application development or technological feasibility stage are expensed. Certain software development costs incurred after reaching the application development stage (in the case of internally-developed software) or the technological feasibility stage (in the case of software to be sold, leased or marketed) are capitalized.

Advertising and Marketing Expenses

The costs of prints, advertising and marketing related to the exploitation of feature films are incurred by the Company’s distributors pursuant to distribution and servicing arrangements (see Note 5). Advertising and marketing expenses that are not captured under the distribution and servicing arrangements, which are those primarily associated with live performance, promotional and online virtual world activities, are expensed as incurred by the Company. During the years ended December 31, 2012, 2011 and 2010, the Company incurred advertising and marketing expenses totaling $11.3 million, $11.4 million and $11.0 million, respectively.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company records employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (see Note 17).

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as shown below:

Asset Category	Estimated Useful Life
Buildings	40 years
Building improvements	10 years
Furniture and equipment	5-10 years
Computer hardware, software and equipment	3-5 years

Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset, not to exceed the remaining term of the lease. Amortization of assets acquired under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.

 Provision for Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating its ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. See Note 12 for the Company's 2012 and 2011 evaluation of its valuation allowance on deferred tax assets.

At the time of the Company’s separation from the entity then known as DreamWorks L.L.C. ("Old DreamWorks Studios") in 2004, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets ("Tax Basis Increase"). This Tax Basis Increase was initially $1.61 billion with a potential to reduce the amount of tax that the Company may pay in the future, to the extent the Company generates sufficient future taxable income, by $595.0 million. The Company is obligated to remit to the affiliate of the former stockholder 85% of any such cash savings under this "Stockholder’s Tax Agreement" in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. Additionally, the tax effects of transactions with stockholders that result in changes in the tax basis of a company’s assets and liabilities should be recognized in equity. If transactions with stockholders result in the recognition of deferred tax assets from changes in the company’s tax basis of assets and liabilities, the valuation allowance initially required upon recognition of these deferred assets should be recorded in equity. Realized tax benefits created by such transactions with stockholders in subsequent periods should be included in a company’s income statement.

To address uncertainty in tax positions, the Company uses a single comprehensive model that establishes the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements (referred to as unrecognized tax benefits). The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as part of the provision for income taxes.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company evaluates long-lived assets used in operations for impairment losses on an annual basis or when indicators of impairment are present. If the Company determines that indicators of impairment exist, the undiscounted cash flows estimated to be generated by those assets are compared to the assets’ carrying amount. If the undiscounted cash flows are less than the assets’ carrying amount, then the assets are deemed to not be recoverable from future cash flows and an impairment calculation is performed by determining the fair value of any impaired assets. The amount that an asset’s carrying value exceeds the fair value is recorded as an impairment loss.

 In connection with the assessment of impairment of its long-lived assets, the Company also assesses impairment of online virtual world software. During the year ended December 31, 2010, the Company determined that there were indicators that the online virtual world software was impaired as a result of continued operating losses. The Company used a probability-weighted average of three cash flow scenarios based on user and subscriber growth to test the asset for recoverability. Based on this test, it was determined that the remaining amount capitalized on the balance sheet would not be recoverable and that an impairment existed. Accordingly, the Company determined the fair value of the online virtual world software using an income approach by calculating the present value of future estimated cash flows during the estimated remaining useful life of the asset. The fair value measurement was based on unobservable inputs derived from the Company’s assumptions about how market participants would price the asset. Due to the nature of the asset, market data for similar assets was not available. As a result of the fair value measurement, the Company recorded an impairment of $11.9 million during the year ended December 31, 2010, which represented the excess of the carrying value over the fair value. This amount was recorded as costs of revenues in the consolidated statements of operations. As of December 31, 2012 and 2011, there were no amounts recorded in other assets related to the online virtual world software.

The Company has not identified any other impairment indicators or recorded any other impairment losses on long-lived assets for the years ended December 31, 2012, 2011 and 2010, except as discussed in the preceding paragraph.

 Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 were as follows:

Balance as of December 31, 2011 and 2010	$34,216
Acquisition of Classic Media	37,190
Balance as of December 31, 2012	$71,406

In connection with the Company’s separation from Old DreamWorks Studios in 2004, Old DreamWorks Studios contributed to the Company its interests in Pacific Data Images, Inc. (“PDI”) and its subsidiary, Pacific Data Images LLC (“PDI LLC”). The Company had goodwill of approximately $34.2 million as of December 31, 2012 and 2011, related to PDI. The Company also recorded goodwill as a result of the acquisition of Classic Media in 2012 (see Note 4). As of December 31, 2012, the Company had goodwill of approximately $37.2 million related to this acquisition, representing the excess of the consideration paid over the fair value of the net assets acquired.

The Company performs a goodwill impairment test on an annual basis, or sooner if indicators of impairment are identified. The Company performed its annual qualitative assessment as of October 1, 2012 to determine whether it was more likely than not that the fair value of the reporting units that were assigned goodwill was less than their carrying amounts. The Company's qualitative assessment includes reviewing factors such as market capitalization attributable to each reporting unit where goodwill is assigned, profit and margin trends and forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, the Company performs sensitivity analysis of any financial data that is included in this assessment. After taking into consideration all factors, both positive and negative in the aggregate, the Company concluded that it was not more likely than not that the fair value of individual reporting units where goodwill has been assigned was less than the reporting units' respective carrying amount. Accordingly, no impairment was recorded during the year ended December 31, 2012. The Company's October 2011 and 2010 annual goodwill impairment tests also resulted in no impairment.

During the year ended December 31, 2012, the Company acquired both definite and indefinite-lived intangible assets, which primarily consisted of character rights acquired in connection with the Company's acquisition of Classic Media. At the time of acquisition, management made estimates and assumptions as to whether each intangible asset identified has a definite life or is indefinite-lived. Character rights determined to have an indefinite life were due to the notoriety of the characters, as

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as the strength and stability of the historical cash flows, which the Company believes will continue indefinitely. Definite-lived intangible assets consisting of character rights are amortized on a basis that aligns with the best estimate of the pattern of consumption of the asset over the individual asset's estimated useful life. The straight-line basis of amortization is used when the estimated cash flows from the assets are expected to be stable over the course of the assets' lives and not prone to significant volatility. For assets where the consumption pattern may fluctuate over time, the Company uses an amortization method that is based on the ratio that current gross revenues for the asset bear to the total of current and anticipated future gross revenues. The Company's definite-lived intangible assets have assigned useful lives ranging from three to 15 years. On an annual basis, the Company reassesses whether the useful lives assigned continue to be appropriate.

In addition, indefinite-lived intangible assets are reviewed annually to determine whether it is more likely than not that the fair value of the assets (on an asset-by-asset basis) is less than its carrying amount. The Company's qualitative assessment includes an evaluation of remaining future net cash flows expected to be attributable to the intangible assets, macro-economic conditions and industry conditions. After taking into consideration all factors, both positive and negative in the aggregate, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than its carrying amounts. Accordingly, no impairment was recorded during the year ended December 31, 2012.

Earnings Per Share

The Company calculates basic per share amounts excluding dilution and using the weighted average number of common shares outstanding for the period, which includes the effects of treasury share purchases. Diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock awards, common shares issuable upon exercise of stock options and stock appreciation rights using the treasury stock method and certain contingently issuable shares.

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

In October 2012, the FASB issued an accounting standard update related to the impairment test for unamortized film costs. The guidance eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs existing after the balance sheet date also existed as of the balance sheet date. In addition, in performing the impairment test, an entity is no longer required to incorporate the effects of changes in estimates resulting from evidence arising subsequent to the balance sheet date if the information would not have been considered by market participants at the balance sheet date. This guidance is effective for the Company's impairment assessments performed on or after December 15, 2012, with early adoption permitted. The Company adopted the guidance effective December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued an accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset is less than its carrying amount. If a greater than 50 percent likelihood

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.	Acquisition of Classic Media

As discussed in Note 1, on August 29, 2012 (the "Closing Date"), the Company completed its acquisition of Classic Media by purchasing all of the stock of its parent holding company, Boomerang Media Holdings II LLC. Classic Media is a global media company with an extensive portfolio of family-oriented television, film and publishing properties. Classic Media now operates under the brand name "DreamWorks Classics."
The Company paid $157.6 million in net cash consideration for this transaction. The Company believes that the acquisition of Classic Media's extensive library revenue stream will support its ongoing diversification strategy. For the year ended December 31, 2012, the Company incurred approximately $4.7 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the transaction. The transaction costs are included in selling, general and administrative expenses on the Company's consolidated statements of operations and were recognized separately from the purchase price of the Classic Media transaction. The Company's consolidated financial statements for the year ended December 31, 2012 included revenues of $35.7 million and gross profit of $17.0 million attributable to Classic Media's operations, which have been included since the Closing Date.
The Company followed the acquisition method of accounting in accordance with the FASB's Accounting Standards Codification ("ASC") 805 Business Combinations ("ASC 805"). In accordance with ASC 805, the Company allocated the purchase price (defined as the total consideration transferred) to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill, which is not deductible for tax purposes. The fair values set forth below are subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the Closing Date) of this transaction would change the fair value allocation as of the acquisition date. The following table summarizes the allocation of the purchase price (in thousands):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 29, 2012(1)

Cash and cash equivalents	$22,607
Trade receivables(2)	22,327
Physical inventory	5,243
Content library and programs in development	5,603
Prepaid expenses	716
Intangible assets	136,600
Property and equipment	1,325
Other assets	1,104
Total identified assets acquired	195,525

Accounts payable	918
Accrued liabilities	16,507
Deferred revenue	5,628
Deferred tax liabilities, net	28,917
Total liabilities assumed	51,970
Net identified assets acquired	143,555
Goodwill	37,190
Net assets acquired	180,745
Less: Non-controlling interests	630
Total cash consideration transferred	$180,115
____________________

(1)
Measurement period adjustments included an increase to trade receivables assumed of $0.2 million, an increase to accrued liabilities assumed of $0.5 million, a decrease to deferred revenue of $0.1 million and an increase to deferred tax liabilities of $0.1 million, resulting in an increase of $0.3 million to goodwill.

(2)	Gross contractual amounts due total $22.8 million, and of this amount, none are deemed to be uncollectible.

As a result of the Classic Media acquisition, a non-controlling interest was recorded on the Company's consolidated balance sheet. Each of Classic Media and J Ward Production ("JWP") owns a 50% equity interest in a joint venture operated by Bullwinkle Studios, LLC ("Bullwinkle Studios"). JWP is unrelated to Classic Media and the Company. The Company is consolidating the results of this joint venture because the Company retains control over the operations of Bullwinkle Studios. The fair value of the non-controlling interest was determined based on JWP's interest in the present value of the estimated future cash flows of Bullwinkle Studios. From the Closing Date through December 31, 2012, net income attributable to the non-controlling interest was immaterial.
Pro Forma Financial Information
The following table presents (in thousands, except per share data) pro forma results of the Company, as though Classic Media had been acquired as of January 1, 2011 (the beginning of the comparable prior annual reporting period). These pro forma results do not necessarily represent what would have occurred if the Classic Media transaction had taken place on January 1, 2011, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and Classic Media prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include increases (decreases) to tax expense assuming Classic Media was part of the Company in the amount of $(4.4) million and $1.1 million for the years ended December 31, 2012 and 2011, respectively. The pro forma results also include increases to amortization expense, related to the fair value of the intangible assets acquired, amounting to $2.9 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively. Lastly, the pro forma results also include the net impact of the extinguishment of Classic Media's debt in connection with the transaction, as

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as amounts borrowed under the Company's line of credit to fund the acquisition, which caused the pro forma net income to decrease in the amount of $2.5 million and $2.8 million for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2012	2011
	(unaudited)
Revenues	$783,145	$788,119
Net (loss) income	$(42,961)	$92,872
Basic net (loss) income per share	$(0.51)	$1.11
Diluted net (loss) income per share	$(0.51)	$1.10

5.	Distribution and Servicing Arrangements

Distribution and Servicing Arrangements with Paramount.    Pursuant to the Paramount Agreements, the Company granted Paramount and its affiliates (including Old DreamWorks Studios) the right to distribute its feature films in theatrical, home entertainment and television markets on a worldwide basis through the later of (i) the Company’s delivery to Paramount of 13 new animated feature films and (ii) December 31, 2012. The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. The Company’s films distributed by Paramount will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that the Company has pre-approved. The Company's feature film Rise of the Guardians, which was released in November 2012, is the last film released in theaters pursuant to the Paramount Agreements.

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

In addition, under the Paramount Agreements, Paramount is obligated to pay the Company an annual cost reimbursement (during each of the years ended December 31, 2012, 2011 and 2010, this amount was $7.0 million per year). The Company recognizes a portion of the aggregate of each years’ cost reimbursements as revenue upon the release of each film. These annual cost reimbursements are independent from Paramount’s right to recoup its distribution and marketing costs for each film and, as a result, are recorded as revenue by the Company without regard to Paramount’s recoupment position.

For the Company's animated feature films that Paramount has the license to distribute, Paramount has the right to continue to exploit such titles for 16 years from the film's initial general theatrical release.

Paramount: Other Services and Information.    During the years ended December 31, 2012, 2011 and 2010, the Company provided varying levels of limited office space and telecommunications support to Paramount. The amounts charged by the Company to Paramount for these costs were immaterial for each of these years. In addition, under the terms of the Paramount Agreements, Paramount provides the Company with certain production-related services, including but not limited to film music, creative and licensing services, archiving of film materials and credits assistance as well as participation and residual accounting services.

Distribution and Servicing Arrangements with Twentieth Century Fox. On August 18, 2012, the Company entered into a binding term sheet (the "Fox Distribution Agreement") with Twentieth Century Fox Film Corporation ("Twentieth Century Fox") and Twentieth Century Fox Home Entertainment, LLC (together with Twentieth Century Fox, "Fox"), pursuant to which the Company agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services with respect to certain of the Company's animated feature films and other audiovisual programs. The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services, which will be further elaborated on in the definitive agreements to be negotiated and executed among the parties.

Under the Fox Distribution Agreement, the Company has agreed to license Fox the exclusive right to distribute, and has engaged Fox to service, in each case on a worldwide (excluding China and South Korea) basis, the following animated feature films and other audiovisual programs: (i) the Company's animated feature films that the Company elects to initially theatrically release during the five-year period beginning on January 1, 2013 (such five-year period, the "Output Term") and with respect to which the Company owns substantially all of the relevant distribution rights (each, a "Qualified Picture"), (ii) motion pictures that would be Qualified Pictures but for the fact that the Company does not own substantially all of the relevant distribution rights, which the Company must offer Fox the right to distribute and service and Fox has the option to distribute and service (each, an "Optional Picture"), (iii) the Company's animated feature films that were theatrically released by the Company prior to January 1, 2013 if and when such films cease being subject to third-party distribution rights at any point during the Output Term (each, an "Existing Picture"), (iv) as determined by the Company in its sole discretion, subject to certain exceptions, audiovisual programs the Company acquired as part of the recently completed acquisition of Boomerang Media Holdings II LLC (each, a "Classic Media Picture") and (v) as determined by the Company in its sole discretion, subject to certain exceptions, other audiovisual programs produced or acquired by the Company that are not Qualified Pictures, Optional Pictures, Classic Media Pictures, Existing Pictures or live-action or hybrid feature-length theatrical motion pictures (each, an "Other Picture"). Each motion picture with respect to which rights are licensed to (and serviced by) Fox under the Fox Distribution Agreement is herein called a "Licensed Picture."

The rights licensed to, and serviced by, Fox for all Licensed Pictures will terminate on the same date, which will be the date that is one year after the initial home video release date in the U.S. of the last Licensed Picture theatrically released by Fox during the Output Term, unless terminated earlier in accordance with the terms of the Fox Distribution Agreement, subject to extension in the case of certain television license agreements entered into by Fox prior to or during the Output Term and approved by the Company.

The rights licensed to, and serviced by, Fox do not include the following rights that the Company retains and may freely exploit: (i) all forms of television, all forms of video on demand (excluding transactional video on demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if the Company elects to distribute such rights through a third party), (ii) television and subscription video on demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iii) any other rights necessary for the Company to sell content directly to consumers through digital "storefronts" owned or controlled by the Company (which Fox may exploit on a non-exclusive basis under certain conditions), subject to payment by the Company to Fox of certain amounts with respect to such sales and (iv) certain other retained rights, including subsequent production, merchandising, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights.

The Fox Distribution Agreement provides that Fox will be entitled to a distribution fee or services fee of 8% on all gross receipts and home video gross receipts, except in connection with the following rights for which the fee will be 6%: (i) pay television in the U.S. and/or Canada that the Company elects to license to Fox and pay television outside the U.S. and Canada under certain output agreements entered into by Fox (although an 8% fee is payable with respect to certain existing Fox output arrangements) and (ii) all forms of video-on-demand (other than attendant subscription video-on-demand included in existing pay television output agreements) and other digital distribution.

Fox will be responsible for advancing all expenses related to the exhibition, exploitation, use and distribution of each Licensed Picture and all expenses related to home video distribution and fulfillment services. Fox will be entitled to recoup all such distribution expenses and home video fulfillment expenses, and in each case will be financially responsible for such expenses in a manner to preserve the Company's existing net accounting treatment with respect to revenue recognition. Fox will also be granted a contractual television participation right with respect to each of the Qualified Pictures, which will be calculated and paid only if the ultimates statement prepared by the Company for a given Qualified Picture indicates that Fox will not fully recoup the relevant distribution expenses and home video fulfillment expenses from the projected gross receipts and home video gross receipts for such Qualified Picture. Fox will pay the Company in a manner generally consistent with the Company's past practice. Fox has also agreed to provide the Company with additional services and pay the Company an annual cost reimbursement amount during the term of the Fox Distribution Agreement.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fox is obligated to release, distribute and service the Licensed Pictures in all media, territories and formats designated by the Company (unless Fox rejects an offered Classic Media Picture or Other Picture because it is not economically viable for it to distribute, in which case the Company itself can distribute the picture or have any third party distribute such Classic Media Picture or Other Picture). Fox is also obligated to expend a minimum amount in connection with the distribution and servicing of the Qualified Pictures generally consistent with past practice. The Company has all approvals and controls over the exploitation of the Licensed Pictures as are generally consistent with past practice.

The Fox Distribution Agreement is subject to termination by either party in the event that the Company experiences a "DWA Change in Control." For purposes of the Fox Distribution Agreement, "DWA Change in Control" is defined as (i) the acquisition of beneficial ownership of more than 35% of the Company's outstanding equity securities by a media company in the audiovisual content distribution business (a "Media Company"), (ii) the sale or other transfer of all, or substantially all, of the Company's property, business or assets or of its motion picture division to a Media Company and (iii) any merger, consolidation, share exchange or other similar transaction between the Company and a Media Company, the result of which is that the applicable Media Company owns at least 35% of the voting power of the outstanding voting securities of the resulting combined entity. In order to terminate the Fox Distribution Agreement, either party must deliver written notice to the other party within 90 days of such DWA Change in Control, which notice must specify a termination date no earlier than one year following the date of such notice.

6.	Film and Other Inventory Costs

Film, live performance, television and other inventory costs consist of the following (in thousands):

	December 31,
	2012	2011
In release, net of amortization:
Animated feature films(1)	$304,940	$356,715
Television specials/series	34,956	41,955
Completed, not released(2)	13,183	—
In production:
Animated feature films(3)	412,147	$435,985
Television specials/series	10,373	22,034
In development	44,883	25,957
Total film, live performance, television and other inventory costs, net	$820,482	$882,646
 _______________

(1)
Includes $31.2 million and $18.5 million of capitalized live performance costs at December 31, 2012 and 2011, respectively. In addition, as of December 31, 2012, this category includes $4.2 million of physical inventory of Classic Media titles for distribution in the home entertainment market.

(2)
As of December 31, 2012, consists of a Valentine's Day-themed television special (based on characters from the Company's feature film Madagascar) that is scheduled to be released in the quarter ending March 31, 2013.

(3)	Includes $5.7 million and $27.1 million of capitalized live performance costs at December 31, 2012 and 2011, respectively.

The Company anticipates that approximately 50% and 85% of “in release” film and other inventory costs as of December 31, 2012 will be amortized over the next 12 months and three years, respectively.

At the end of December 2012, the Company made a decision to change the creative direction of one of its films that was previously set for production. As a result of this decision, the Company recorded a write-off of capitalized production costs in the amount of $47.6 million during the quarter ended December 31, 2012. Additionally, during the year ended December 31, 2012, the Company recorded a write-off of capitalized development costs totaling $20.3 million as a result of its decision to change its future film slate. These charges are recorded as costs of revenues in the Company's statements of operations.

The Company evaluates its film and other inventory costs to determine whether the unamortized capitalized costs of any titles have a fair value that is less than its carrying value. Refer to Note 2 for a description of the Company's accounting policy related to evaluating film and other inventory costs for impairment.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the lower-than-expected worldwide theatrical performance of one of the Company's feature film titles and lower-than-expected performance of certain home entertainment units sales, the Company performed an analysis to determine whether the unamortized film inventory costs exceeded fair value, and were thus, impaired. Key assumptions used in the fair value measurement were discount rates ranging from 7% to 11% and estimated remaining cash flows over a period of 10 years from a title's initial release. As a result of the analysis, during the quarter ended December 31, 2012, the Company recorded impairment charges totaling $89.3 million, resulting in a remaining carrying value of $71.0 million as of December 31, 2012. A change in the discount rate of 1.0% would change the fair value measurements by $1.3 million.

During the year ended December 31, 2010, the Company recorded an impairment related to the Shrek The Musical touring show in the amount of $7.9 million as a result of applying the fair value measurement analysis described above. Subsequent to this write-down, no amounts remained capitalized in film and other inventory related this show.

No impairment charges were recorded on film and other inventory costs during the year ended December 31, 2011.

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Gross	Accumulated Depreciation and Amortization	Net
As of December 31, 2012:
Land, buildings and improvements	$210,399	$(60,533)	$149,866
Furniture and equipment	25,351	(16,291)	9,060
Computer hardware and software	86,015	(60,241)	25,774
Construction in progress	4,286	—	4,286
Total property, plant and equipment	$326,051	$(137,065)	$188,986
As of December 31, 2011:
Land, buildings and improvements	$189,854	$(64,248)	$125,606
Furniture and equipment	18,637	(14,301)	4,336
Computer hardware and software	71,994	(46,501)	25,493
Construction in progress	17,076	—	17,076
Total property, plant and equipment	$297,561	$(125,050)	$172,511

For the years ended December 31, 2012, 2011 and 2010, the Company recorded depreciation and amortization expense (other than film amortization) of $29.1 million, $25.0 million, and $22.9 million, respectively, of which $25.8 million, $22.0 million, and $20.2 million, respectively, was capitalized as film production costs.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Intangible Assets

As of December 31, 2012, intangible assets consisted of various character rights, the majority of which were obtained as a result of the acquisition of Classic Media. As of December 31, 2012, intangible assets included $49.5 million of indefinite-lived intangible assets. In addition, intangible assets at December 31, 2012 were comprised of the following definite-lived intangible assets as follows (in thousands, unless otherwise noted):

		As of December 31, 2012
	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of foreign currency translation	Net
Character rights	14.0	$100,027	$(2,189)	$908	$98,746

Amortization of intangible assets for the year ended December 31, 2012 was $2.2 million. The Company expects to record amortization over the next five years as follows (in thousands):

2013	$6,643
2014	6,671
2015	6,756
2016	9,650
2017	7,808
Total	$37,528

9.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Employee compensation	$35,032	$35,149
Participations and residuals	46,201	37,770
Deferred rent	6,063	6,348
Other accrued liabilities	36,590	26,238
Total accrued liabilities	$123,886	$105,505

The Company estimates that, in 2013, it will pay approximately $24.4 million of its participation and residual costs accrued as of December 31, 2012.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2012 and 2011 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the years ended December 31, 2012, 2011 and 2010 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2012	2011	2012	2011	2010
Home Box Office Inc. Advance(1)	$—	$—	$30,000	$45,000	$13,333
Licensing Advances(2)	42	3,939	3,750	13,228	42,078
Deferred Revenue(2)	16,547	11,681	21,971	7,174	9,860
Strategic Alliance/Development Advances(3)	1,667	1,667	26,200	26,200	20,700
Other Advances(4)	7,261	1,745	25,568	11,423	14,391
Total deferred revenue and other advances	$25,517	$19,032
 _______________

(1)
The Company was a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. (“HBO”), pursuant to which the Company received advances against license fees payable for future film product. In September 2011, the agreement was amended and expired at the end of 2012.

(2)	Consists primarily of amounts received from customers for the licensing of the Company’s animated characters on a worldwide basis received prior to the availability date of the product.

(3)
The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreements, the Company makes purchases of the technology companies’ equipment. During the years ended December 31, 2012, 2011 and 2010, of the total amounts earned against the “Strategic Alliance/Development Advances,” $14.3 million, $14.5 million and $13.3 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the years ended December 31, 2012 and 2011, of the total amounts earned, $2.5 million and $2.6 million were recorded as a reduction to other assets. During the years ended December 31, 2012, 2011 and 2010, of the total amounts earned, $1.6 million, $1.5 million and $0.5 million, respectively, were recorded as a reduction to operating expenses.

(4)
Consists of the annual cost reimbursements received from Paramount (see Note 5), which are initially recorded as an advance and then allocated to each of the films delivered to Paramount and recognized as revenue upon the release of that film. Also, beginning with the quarter ended September 30, 2012, "Other Advances" includes amounts received by Classic Media related to its distribution agreements with third parties that distribute primarily television and home entertainment product on behalf of Classic Media. The advances will be recognized as revenue as the third-parties report sales of Classic Media's products.

11.	Financing Arrangements

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts (per draw) is determined by reference to either (i) the lending banks' base rate plus 1.50% per annum, or (ii) the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum.

The following table summarizes information associated with the Company's revolving credit facility (in thousands, except percentages):

	Balance Outstanding at				Interest Expense
	December 31,		Maturity Date	Interest Rate at December 31, 2012	Year Ended December 31,
	2012	2011			2012	2011	2010
Revolving Credit Facility	$165,000	$—	August 2017	2.71%	$2,702	$669	$488

As of December 31, 2012, the Company was in compliance with all applicable financial debt covenants.

Additional Financing Information

Interest Capitalized to Film Costs.    Interest cost on borrowed funds that are invested in major projects with substantial development or construction phases are capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the year ended December 31, 2012, the Company did not capitalize any interest as the borrowings were made solely for the purposes of acquiring Classic Media, as well as for other corporate uses. No interest was capitalized during the years ended December 31, 2011 and 2010.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Income Taxes

Recent Legislation. The American Taxpayer Relief Act of 2012 (the "Act"), enacted on January 2, 2013, included extensions to many expiring corporate income tax provisions. The Act included a two-year extension of research and development credits and other federal tax incentives, which are to be retroactively applied beginning with January 1, 2012 and ending on December 31, 2013. The effects of changes in tax laws are recognized in the financial statements in the period that the changes are enacted. As such, although provisions of the Act will be adopted retroactively, the Company expects to recognize the effect of the retroactive changes in its results for the quarter ending March 31, 2013.

The following are the domestic and foreign components of the Company's income (loss) before income taxes for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(48,103)	$128,063	$(108,625)
Foreign	(5,534)	(4,890)	(4,877)
(Loss) income before income taxes	$(53,637)	$123,173	$(113,502)

The following are the components of the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010(1)(2)
Current:
Federal	$(677)	$(8,640)	$2,554
State and local	552	(663)	(564)
Foreign	1,462	926	1,803
Total current provision (benefit)	1,337	(8,377)	3,793
Deferred:
Federal	(14,821)	42,981	(263,474)
State and local	(3,771)	1,768	(23,672)
Foreign	40	—	(788)
Total deferred (benefit) provision	(18,552)	44,749	(287,934)
Total (benefit) provision for income taxes	$(17,215)	$36,372	$(284,141)
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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes (including the income statement line item “Decrease (increase) in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1):
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	4.7%	(2.5)%	1.3%
Export sales exclusion/manufacturers deduction	5.6%	(5.8)%	(2.0)%
Research and development credit	—%	(1.8)%	(1.4)%
Executive compensation	(1.2)%	—%	—%
Stock-based compensation	(1.4)%	—%	—%
Transaction costs	(1.9)%	—%	—%
Change in valuation allowance(2)	(3.0)%	1.7%	(31.1)%
Return-to-provision	(0.7)%	(0.4)%	1.0%
Other	(1.9)%	—%	—%
Effective tax rate (combined with decrease/increase in income tax benefit payable to former stockholder)(1)	35.2%	26.2%	2.8%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	(1.0)%	3.1%	(0.3)%
Export sales exclusion/manufacturers deduction	(5.2)%	3.0%	1.7%
Change in valuation allowance(2)	—%	—%	(160.4)%
Return-to-provision	(0.7)%	—%	(4.5)%
Other	2.3%	(1.4)%	(1.2)%
Total change in income tax benefit payable to former stockholder(1)	(4.6)%	4.7%	(164.7)%
Effective tax rate	30.6%	30.9%	(161.9)%
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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are presented below (in thousands).

	December 31,
	2012	2011(4)
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder’s Tax Agreement)	$266,007	$304,349
Stock-based compensation(1)	41,069	40,267
Accrued liabilities	13,317	5,642
Net operating loss carryover	48,735	20,375
Film development basis	25,105	18,092
Research and development credit	14,702	14,778
Other	11,122	13,019
Deferred tax assets	420,057	416,522
Less: Valuation allowance(2)	(28,749)	(2,142)
Deferred tax assets (net of valuation allowance)	391,308	414,380
Deferred tax liabilities:
Film basis (net of amortization)(3)	(121,687)	(162,308)
Intangible assets	(23,390)	—
Other	(8,224)	(3,553)
Deferred tax liabilities	(153,301)	(165,861)
Net deferred tax assets	$238,007	$248,519
  _______________

(1)	Includes the portion of film inventory amortization expense attributable to stock-based compensation.

(2)	The increase in the valuation allowance was primarily related to foreign deferred tax assets assumed in connection with the Classic Media acquisition, which closed on August 29, 2012.

(3)	Includes capitalizable stock-based compensation.

(4)	Certain reclassifications have been made to the prior period presentation to conform to current period presentation.

The Company reduces its deferred tax assets by establishing a valuation allowance if it is more likely than not (a likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized. In evaluating its ability to recover deferred income tax assets, the Company considers and weighs all available positive and negative evidence, including operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. In evaluating the forecasts, the Company also considers whether it will be able to generate future taxable income at sufficient levels to realize its deferred tax assets. Additionally, the Company considers the number of years remaining prior to the expiration of the Company's existing net operating loss carryforwards. In the quarter ended December 31, 2010, the Company concluded that it was more likely than not that it would realize substantially all of its U.S. deferred tax assets because it expected to generate sufficient levels of future taxable income. As a result, the Company released $348.1 million of the valuation allowance related to its deferred tax assets. Based on the Company's current evaluation, it continues to believe that it is more likely than not that substantially all of its deferred tax assets will be realized.

Income tax expense, or benefit, attributable to equity-based transactions is allocated to stockholders’ equity. During the years ended December 31, 2012 and 2011, the Company recorded a tax shortfall of $1.7 million and $2.9 million, respectively, from employee equity awards. During the year ended December 31, 2010, the Company recorded excess tax benefits of $2.1 million from employee equity awards.

Federal and state net operating loss carryforwards totaled $47.4 million and $24.9 million, respectively, as of December 31, 2012 and will begin to expire in 2019 and 2015, respectively. Federal research and development tax credits totaled $10.3 million as of December 31, 2012 and will begin to expire in 2029. State research and development tax credits totaled $21.3 million as of December 31, 2012 and do not expire. Federal tax credits for foreign taxes paid totaled $5.1 million as of December 31, 2012 and will begin to expire in 2019. Foreign net operating loss carryforwards totaled $140.2 million as of December 31, 2012 and do not expire.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2012, the California Franchise Tax Board ("FTB") concluded its audit of the Company's California state tax return for the period ended December 31, 2004. The Company's California state tax returns for the years ended December 31, 2005 through 2007 are currently under examination by the FTB, and all subsequent tax years remain open to audit. The Internal Revenue Service ("IRS") had previously concluded its audits of the Company's federal income tax return for the periods through December 31, 2006. The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the IRS, and all subsequent tax years remain open to audit. The Company's Indian income tax returns are currently under examination for the tax years ended March 31, 2009 through 2011.

A tabular reconciliation of the balance of unrecognized tax benefits, excluding interest and penalties, as of the end of December 31, 2012, 2011 and 2010, is presented below (in thousands):

	Accrued Income Taxes	Payable to Former Stockholder	Total
Balance at December 31, 2009	$6,749	$1,483	$8,232
Increases related to prior year tax positions	77	634	711
Decreases related to prior year tax positions	(140)	(2,676)	(2,816)
Increases related to current year positions	1,784	22	1,806
Balance at December 31, 2010	$8,470	$(537)	$7,933
Increases related to prior year tax positions	10,765	2,968	13,733
Decreases related to prior year tax positions	(3,358)	(1,956)	(5,314)
Increases related to current year positions	2,432	125	2,557
Decreases related to current year positions	(191)	—	(191)
Balance at December 31, 2011	$18,118	$600	$18,718
Increases related to prior year tax positions	2,493	—	2,493
Decreases related to prior year tax positions	(197)	(9)	(206)
Increases related to current year positions	1,646	96	1,742
Decreases related to current year positions	(7)	—	(7)
Balance at December 31, 2012(1)	$22,053	$687	$22,740
 _______________

(1)	The total amount of unrecognized tax benefits as of December 31, 2012 that, if realized, would affect the Company’s effective tax rate is $19.7 million.

Any changes that are reasonably possible to occur within the next 12 months to unrecognized tax benefits as of December 31, 2012 are not expected to be material.

As of December 31, 2012, 2011 and 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.6 million, $1.3 million and $1.3 million, respectively. The amount of unrecognized tax benefits due to the former stockholder included in the Company's accrued interest and penalties as of December 31, 2012, 2011 and 2010 was $0.2 million, $0.1 million and $0.3 million, respectively. During the years ended December 31, 2012 and 2011, the amount of expense recognized for interest and penalties was immaterial. During the year ended December 31, 2010, the amount of expense recognized for interest and penalties was $0.3 million.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Related Party Transactions

Arrangement with Affiliate of a Former Stockholder

The Company has an arrangement with an affiliate of a former stockholder to share tax benefits generated by the stockholder. Refer to Notes 2 and 12 for further details.

Aircraft Sublease Agreement with a Stockholder

In June 2008, the Company entered into an aircraft sublease (the "Sublease") agreement with an entity controlled by Jeffrey Katzenberg, the Company’s Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg’s Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 46 hours in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. For the year ended December 31, 2012 costs incurred related to the sublease were immaterial. For each of the years ended December 31, 2011, and 2010, the Company incurred costs related to the sublease of $0.5 million.

Transactions with David Geffen

During the quarter ended December 31, 2012, David Geffen ceased to be a controlling stockholder in the Company (see Note 15) and, as a result, is no longer considered a related party. However, during the years ended December, 2012, 2011 and 2010, Mr. Geffen was a related party and the Company had the following transactions with Mr. Geffen.

Aircraft. From time to time, the Company uses a private airplane that is owned by Mr. Geffen for Company business. The Company’s use of this aircraft is pursuant to a customary charter arrangement, under which the Company generally pays an hourly rate as well as certain additional flight-related charges, such as crew expenses, catering and landing fees. During the years ended December 31, 2012, 2011 and 2010, the Company incurred an aggregate of approximately $0.8 million, $0.7 million and $0.6 million, respectively, for use of this plane.

 Consulting Agreement.    During July 2010, the Company entered into a consulting agreement with Mr. Geffen, pursuant to which Mr. Geffen provides consulting services to the Company with respect to the Company’s operations, overall direction, projects and strategic matters. Mr. Geffen receives $2.0 million annually for these services and is entitled to be reimbursed for reasonable travel and other expenses in the performance of his duties. The term of the agreement expires in July 2013, although either party may terminate the agreement sooner upon notice to the other party. During the years ended December 31, 2012, 2011 and 2010, the Company incurred an aggregate of $2.0 million, $2.0 million and $1.0 million, respectively, related to this agreement. As of December 31, 2012, the Company had also recorded a prepaid asset of $0.5 million related to this agreement.

Classic Media Lease

Classic Media has an operating lease with an entity owned by two senior executives of Classic Media, for office space. The lease expires in 2016. Amounts incurred during the year ended December 31, 2012 were not material.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Commitments and Contingencies

The Company has entered into various noncancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2013 through 2021. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2012, 2011 and 2010, the Company incurred lease expense of approximately $9.2 million, $7.9 million and $5.9 million, respectively.

Future minimum lease commitments are as follows (in thousands):

Operating Lease Commitments
2013	$3,198
2014	6,743
2015	6,614
2016	6,535
2017 and thereafter	33,186
Total	$56,276

Additionally, as of December 31, 2012, the Company had non-cancelable talent commitments totaling approximately $12.2 million that are payable over the next five years.

Legal Proceedings

Other Matters.    From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to the Company's feature films and other commercial activities, which could cause the Company to incur significant expenses or prevent the Company from releasing a film or other properties. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company's feature films and other properties, which may affect the Company's ability to continue to do so. Furthermore, from time to time the Company may introduce new products or services, including in areas where it currently does not operate, which could increase its exposure to litigation and claims by competitors, consumers or other intellectual property owners. Defending intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material effect on its financial position, results of operations or liquidity.

15.	Stockholders’ Equity

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

Class A and Class B Common Stock Transactions

Stock Repurchase Programs. During the year ended December 31, 2010, the Company repurchased 3.1 million shares of its outstanding Class A Common Stock for $110.8 million pursuant to the program approved in April 2009. In July 2010, the Company’s Board of Directors terminated the April 2009 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the year ended December 31, 2011, the Company repurchased 0.9 million shares of its Class A Common Stock for $25.0 million under the July 2010 authorization. During the year ended December 31, 2012, the Company did not repurchase any shares of its Class A Common Stock. As of December 31, 2012, the Company's remaining authorization under the current stock repurchase program was $125.0 million.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversions of Class B Common Stock. In March 2010, 0.6 million shares of the Company’s Class B common stock were converted into an equal amount of shares of the Company’s Class A common stock at the request of David Geffen, a significant stockholder, who owned such shares. Mr. Geffen, in turn, donated these shares to a charitable foundation that was established by him. In October 2012, 3.0 million shares of the Company's Class B common stock were converted into an equal amount of shares of the Company's Class A common stock at the request of Mr. Geffen, a significant stockholder, who owned such shares. As a result of the October 2012 conversion, Mr. Geffen ceased to be a significant stockholder in the Company. These transactions had no impact on the total amount of the Company's shares outstanding.

16.	Employee Benefit Plans

401(k) Plan

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") under provisions of Section 401(k) of the Internal Revenue Code ("IRC"). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 401(k) Plan. For most employees, the maximum contribution for the Company’s match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Section 415 of the IRC. The costs of the Company’s match, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $2.4 million, $2.1 million and $1.8 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

Multi-employer Pension Plan

The Company participates in a multi-employer pension plan for employees covered by collective bargaining agreements. The majority of such employees are in the Motion Picture Industry Pension Plan (Employer Identification Number 95-1810805 Plan Number 001). The Company's collective bargaining agreements with unions associated with this plan expire on July 31, 2015. As of December 31, 2011 (the most recent date available), the plan was 82% funded. During the years ended December 31, 2012, 2011 and 2010, the Company contributed $2.7 million, $2.6 million and $2.5 million, respectively, to the pension plan.

Deferred Compensation Plan

Effective July 2007, the Company adopted the Special Deferral Election Plan (the "Plan"), a non-qualified deferred compensation plan. The Plan is available for selected employees of the Company and its subsidiaries. For the years ended December 31, 2012, 2011 and 2010, the activity associated with the Plan was not material.

17.	Stock-Based Compensation

In 2008, the 2008 Omnibus Incentive Compensation Plan ("2008 Omnibus Plan") was approved. Concurrent with such approval, the 2008 Omnibus Plan automatically terminated, replaced and superseded the Company’s prior plan, the 2004 Omnibus Incentive Compensation Plan ("2004 Omnibus Plan" and, collectively, with the 2008 Omnibus Plan the "Omnibus Plans"), except that any awards granted under the prior Omnibus Plan would remain in effect pursuant to their original terms. Both Omnibus Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units and other stock-based equity awards to the Company’s employees, directors and consultants. Pursuant to an amendment to the 2008 Omnibus Plan approved by the Company’s stockholders on April 21, 2011, for any restricted stock award (or similar award) granted after such date the number of shares available for future awards will be reduced by the number of instruments granted. Prior to April 21, 2011, the number of shares available for future awards was reduced by 1.6 times the number of instruments granted. Pursuant to the April 2011 amendment of the 2008 Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the 2008 Omnibus Plan is equal to the sum of (i) 12.0 million, (ii) any shares with respect to awards granted under the 2004 Omnibus Plan or the 2008 Omnibus Plan that are forfeited following the adoption date of the April 2011 amendment of the 2008 Omnibus Plan, and (iii) any shares remaining available for issuance under the 2008 Omnibus Plan as of the date of adoption of the April 2011 amendment. As of December 31, 2012, approximately 10.3 million shares were available for future grants of equity awards under the 2008 Omnibus Plan.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income for the years ended December 31, 2012, 2011 and 2010, respectively, was as follows (in thousands):

	2012	2011	2010
Total stock-based compensation	$17,044	$28,301	$31,262
Tax impact(1)	(5,999)	(7,415)	(875)
Reduction in net income	$11,045	$20,886	$30,387
 _______________

(1)
Tax impact is determined at the Company’s combined effective tax rate, which includes the income statement line item "Decrease (increase) in income tax benefit payable to former stockholder" (see Note 12).

Stock-based compensation cost capitalized as a part of film costs was $18.7 million, $18.8 million and $13.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Management makes estimates of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of December 31, 2012, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $88.2 million and will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Restricted Stock Awards.    The Company issues restricted stock and restricted stock units (collectively referred to as "restricted stock awards"). The majority of the the Company's restricted stock award activity relate to restricted stock units. The following table summarizes information about restricted stock award activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2012		2011		2010
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	4,346	$25.69	3,662	$29.84	3,232	$27.72
Granted	2,638	$20.17	2,043	$21.21	1,209	$35.05
Vested	(1,346)	$25.99	(949)	$30.40	(712)	$29.27
Forfeited	(517)	$24.40	(410)	$29.54	(67)	$30.35
Balance at end of year	5,121	$22.90	4,346	$25.69	3,662	$29.84

Compensation cost related to restricted stock awards that vest solely upon service is based upon the market price of the Company’s stock on the date of grant, and is recognized on a straight-line basis over a requisite service period of four to seven years. In addition, the Company has granted restricted stock awards that vest either upon the achievement of certain cumulative

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance goals over a multi-year period as set by the Compensation Committee of the Company’s Board of Directors ("Compensation Committee") or certain market-based criteria (such as stock price appreciation). In addition to the attainment of either the performance or market-based criteria, the vesting of the individual awards is further subject to the completion of required service periods ranging from one to four years. The following table summarizes by year of grant the number of restricted stock awards for which vesting is subject to the achievement of performance criteria (in thousands):

Year of Grant	Performance- Based(1)
2012	665
2011	455
2010	276
Total	1,396
 _______________
(1) The performance-based awards have been included herein based on the maximum number of shares that may vest.

The total intrinsic value of restricted stock awards that vested totaled $26.1 million during 2012, $18.7 million during 2011 and $25.4 million during 2010. The total fair value at grant of restricted stock awards that vested during 2012, 2011 and 2010 was $35.0 million, $28.9 million and $20.8 million, respectively.

Stock Options and Stock Appreciation Rights.    The fair value of stock option grants or stock-settled stock appreciation rights (which are collectively referred to as "stock options" or "options") with a service-based vesting condition is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the Company’s dividend yield, volatility of the Company’s stock, the risk-free interest rate and expected option term. Given the Company’s lack of sufficient historical exercise data for stock option grants, it uses the "simplified" method of calculating the weighted average expected term for "plain vanilla" awards. The simplified method defines the weighted average expected term as being the average of the weighted average of the vesting period and contractual term of each stock option granted. "Plain vanilla" options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable. Once sufficient information regarding exercise behavior, such as historical exercise data or exercise information from relevant comparable external sources, becomes available, the Company will utilize another method to determine the weighted average expected term. For awards that are not "plain vanilla," the Company determines the expected term after considering all available facts specific to the group of participants, which include (but are not limited to) available exercise history, likelihood of exercise based on existing outstanding and exercisable awards and expected length of employment with the Company. In addition, the Company’s estimate of volatility incorporates both historical volatility and the implied volatility of publicly traded options. Equity awards of stock options and stock appreciation rights are generally granted with an exercise price based on the market price of the Company’s stock on the date of grant, generally vest over a term of four to seven years and expire 10 years after the date of grant. Compensation cost for stock options is recognized ratably over the requisite service period. Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The assumptions used in the Black-Scholes model were as follows(1):

	2011	2010
Dividend yield	—%	—%
Expected volatility	33-39%	36-38%
Risk-free interest rate	1.17-2.60%	1.73-2.94%
Weighted average expected term (years)	6.25	6.25-8.0
_______________
(1) Effective in 2012, stock option and stock appreciation right are no longer being granted by the Company.

For equity awards subject to market-based conditions (such as stock-price appreciation), the Company uses a Monte-Carlo simulation option-pricing model to determine the grant-date fair value. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model as outlined above, however, it also further

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incorporates into the fair value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths.

The following table summarizes information about stock option/stock appreciation rights activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2012		2011		2010
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	7,945	$29.04	7,813	$29.21	7,831	$28.30
Options granted	—	$—	315	$26.56	1,017	$35.33
Options exercised	—	$—	(1)	$22.51	(776)	$27.94
Options expired/canceled	(1,026)	$25.66	(182)	$31.86	(259)	$29.85
Balance at end of year	6,919	$29.54	7,945	$29.04	7,813	$29.21

As of December 31, 2012, there were no stock option/stock appreciation rights outstanding for which vesting is further subject to the achievement of certain performance or market-based criteria.

The weighted average grant-date fair value of options granted during the years ended December 31, 2011 and 2010 was $10.28 and $14.60, respectively. The Company did not grant any options during the year ended December 31, 2012. During the year ended December 31, 2012, no options were exercised. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2011 was immaterial. During 2010, the intrinsic value of options exercised was $9.7 million. At December 31, 2012, the aggregate intrinsic value of stock options outstanding, as well as of those exercisable, was zero.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2012:

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$19.29-$26.92	1,315	6.28	$24.82	1,104	$24.57
$27.06-28.00	1,199	1.86	$27.96	1,199	$27.96
$28.10-$32.31	3,369	5.25	$30.12	3,120	$30.00
$32.86-$37.51	997	7.09	$35.27	572	$35.25
$37.58-$39.71	26	7.00	$39.65	13	$39.60
$43.46-$43.46	13	7.15	$43.46	7	$43.46
Total	6,919	5.13	$29.54	6,015	$29.13

The weighted-average remaining contractual life of options that were outstanding and exercisable as of December 31, 2012 was 4.8 years.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Concentrations of Risk

Concentrations of Credit Risk.    A substantial portion of the Company’s revenue is derived directly from the Company's third-party distributor, Paramount. Paramount represented 76.1%, 77.2% and 73.4% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Collective Bargaining Agreements.    As of December 31, 2012, approximately 36% of the Company’s employees were represented under three industry-wide collective bargaining agreements to which the Company is a party. None of these agreements will expire in the next 12 months.

19.	Segment and Geographic Information

Accounting guidance requires the Company to make certain disclosures about each reportable segment. The Company currently has two reportable segments: (i) Film and TV Specials/Series and (ii) Classic Media. The Company’s reportable segments are determined based on the distinct nature of their operations. Each segment is a strategic business unit that offers different products and services and is managed separately. Film and TV Specials/Series consists of the development, production and exploitation of feature films and television specials/series. The Company’s determination that the animated feature films segment and the television specials/series segment should be aggregated was based on the similarities in the production processes, nature of the products and management of these segments. Classic Media consists of the Company's newly acquired subsidiary, as discussed in Note 4.

Information on the reportable segments and reconciliations of total segment revenues, gross profit and significant assets to consolidated financial statements are presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues
Film and TV Specials/Series	$670,222	$667,731	$770,855
Classic Media	35,652	—	—
Other(1)	43,968	38,292	13,936
Total Revenues	$749,842	$706,023	$784,791

Gross Profit
Film and TV Specials/Series	$80,457	$234,519	$310,752
Classic Media	17,046	—	—
Other(1)	(26,333)	(9,243)	(32,383)
Total Gross Profit(2)	$71,170	$225,276	$278,369
 ____________________
(1) Includes all other activities that are not a part of the Company's reportable segments (e.g., live performances).
(2) The Company defines segment profit as segment revenues less segment costs of revenues ("segment gross profit"). The Company's segment gross profit is equivalent to total gross profit as presented on the consolidated statements of operations, which includes a reconciliation to consolidated income (loss) before income taxes.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012	December 31, 2011
Significant Assets by Segment
Film and TV Specials/Series
Accounts receivable, net	$84,213	$71,225
Receivable from Paramount, net	263,754	214,647
Film and other inventories, net	772,338	836,864
Intangible assets, net	11,900	—
Goodwill	34,216	34,216
	1,166,421	1,156,952
Classic Media
Accounts receivable, net	22,876	—
Film and other inventories, net(1)	10,379	—
Intangible assets, net	136,334	—
Goodwill	37,190	—
	206,779	—
Other unallocated assets (primarily working capital and property, plant and equipment) and live performance assets	571,692	621,961
Total Assets	$1,944,892	$1,778,913
 ____________________
(1)     Consists primarily of programs in development and physical inventory.

Revenues attributable to foreign countries were approximately $392.2 million, $356.9 million and $375.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Long-lived assets located in foreign countries were not material.

20.	Revenue by Film and Other

The Company’s revenues by film and other are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rise of the Guardians(1)	$6,096	$—	$—
Madagascar 3	197,157	—	—
Puss in Boots	151,670	23,752	—
Kung Fu Panda 2	74,285	144,815	—
Megamind(1)	10,776	82,975	26,584
Shrek Forever After	36,437	78,596	244,464
How to Train Your Dragon	37,327	66,904	174,233
Monsters vs. Aliens	9,910	30,115	58,787
Library(2)	84,505	157,797	233,205
Classic Media(3)	35,652	—	—
All other(4)	106,027	121,069	47,518
Total revenues	$749,842	$706,023	$784,791
 _______________

(1)
Rise of the Guardians and Megamind were released during the three months ended December 31, 2012 and 2010, respectively. Pursuant to the terms of the Paramount Agreements, because the distribution and marketing expenses incurred by Paramount in the year of each film’s release exceeded that film’s gross revenues for such year, no revenue was reported to the Company directly from Paramount with respect to that film in its year of release. Revenue recognized

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the years ended December 31, 2012 and 2010 related to these films were primarily attributable to the Company’s licensing arrangements.

(2)	Library, in each respective year, includes feature film titles not separately listed.

(3)	On August 29, 2012, the Company completed its acquisition of Classic Media.

(4)
For each period shown, "All other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "All other" are those generated from multi-property licenses of our characters (such as for use at theme parks, hotels or cruise ships), television specials/series and live performances, as well as revenues generated from sources that are non-film related.

21.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	2012	2011	2010
Numerator:
Net (loss) income	$(36,422)	$86,801	$170,639
Denominator:
Weighted average common shares and denominator for basic calculation
Weighted average common shares outstanding	84,338	83,769	85,382
Less: Unvested restricted stock	(110)	(102)	(155)
Denominator for basic calculation	84,228	83,667	85,227
Weighted average effects of dilutive stock-based compensation awards
Employee stock options/stock appreciation rights	—	2	969
Restricted stock awards	—	1,103	987
Denominator for diluted calculation	84,228	84,772	87,183
Net (loss) income per share—basic	$(0.43)	$1.04	$2.00
Net (loss) income per share—diluted	$(0.43)	$1.02	$1.96

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts (for years where the Company had net income) because the effects would be anti-dilutive:

	2011	2010
Options to purchase shares of common stock and restricted stock awards	2,531	250
Stock appreciation rights	5,496	1,499
Total	8,027	1,749

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares (for years where the Company had net income) as the required market and/or performance conditions had not been met as of the end of each of the respective years:

	2011	2010
Options to purchase shares of common stock and restricted stock awards	816	708
Stock appreciation rights	800	800
Total	1,616	1,508

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management, include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2012
Revenues	$136,084	$162,803	$186,298	$264,657
Gross profit (loss)	39,584	48,556	72,337	(89,307)	(1)
Income (loss) before provision for income taxes	14,178	18,625	38,695	(125,135)
Net income (loss)	9,074	12,772	24,440	(82,708)	(1)
Basic net income (loss) per share	$0.11	$0.15	$0.29	$(0.98)
Diluted net income (loss) per share	$0.11	$0.15	$0.29	$(0.98)
2011
Revenues	$108,037	$218,255	$160,762	$218,969
Gross profit	36,010	76,944	52,796	59,526
Income before provision for income taxes	12,518	49,414	27,252	33,989
Net income	8,794	34,073	19,654	24,280
Basic net income per share	$0.10	$0.41	$0.24	$0.29
Diluted net income per share	$0.10	$0.40	$0.23	$0.29
 ____________________
(1) During the quarter ended December 31, 2012, the Company recorded impairment charges and write-downs of film costs totaling $157.2 million (See Note 6).

In connection with the preparation of the Annual Report on Form 10-K for the year ended December 31, 2012, the Company identified certain errors in the preparation of its consolidated statement of cash flows for the nine months ended September 30, 2012. The errors related to the calculation of an adjustment for the amount of acquired property, plant and equipment that remained in accrued liabilities as of September 30, 2012. The Company has assessed the errors and has concluded that they are not material to the previously issued financial statements. The Company will revise its consolidated statement of cash flows for the nine months ended September 30, 2012 that will be included in the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2013. The impact of such revision will be to increase each of the line items entitled "Changes in operating assets and liabilities: Accounts payable and accrued liabilities" and "Purchases of property, plant and equipment" by approximately $10.6 million. As a result, each of the line items entitled "Net cash provided by operating activities" and "Net cash used in investing activities" will be increased by approximately $10.6 million. Net cash provided by operating activities for the nine months ended September 30, 2012 will increase from $28.5 million to $39.1 million. Net cash used in investing activities for the nine months ended September 30, 2012 will increase from $203.3 million to $213.9 million. The Company's previously issued consolidated balance sheet as of September 30, 2012 and consolidated statements of income for the three and nine months ended September 30, 2012 remain unchanged.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2012, 2011 and 2010 (in thousands):

	Balance at Beginning of Year	Charged to Operations(1)	Deductions(2)	Balance at End of Year
Trade accounts receivable and Receivable from Paramount
Allowance for doubtful accounts
2012	$2,518	$63	$—	$2,581
2011	$3,003	$831	$(1,316)	$2,518
2010	$2,811	$595	$(403)	$3,003
Sales returns reserves
2012	$—	$13,896	$(832)	$13,064

	Balance at Beginning of Year	Increases (Decreases) to Valuation Allowance	Charged to Operations	Balance at End of Year
Deferred tax assets
Valuation allowance
2012(3)	$2,142	$24,948	$1,659	$28,749
2011	$2,055	$(2,055)	$2,142	$2,142
2010	$350,109	$—	$(348,054)	$2,055
  _______________

(1)
Sales returns reserves are charged against revenues and are related to Classic Media's operations. Information presented reflects activity from August 29, 2012 (the date of the acquisition), through December 31, 2012.

(2)	For Allowance for doubtful accounts, represents reductions to the allowance for bad debt write-offs. For Sales returns reserves, represents reductions to the reserve for actual returns.

(3)	The increase in the valuation allowance was primarily related to foreign deferred tax assets assumed in connection with the Classic Media acquisition, which closed on August 29, 2012.

24.	Restructuring Charges

During the quarter ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. As a result, during the year ended December 31, 2012, the Company recorded a liability for non-retirement postemployment benefit charges totaling $4.6 million for 178 employees. These charges are recorded in costs of revenues in the Company's consolidated statements of operations. Additionally, the Company expects that its restructuring plan will result in a further reduction in its workforce. The Company expects to incur additional restructuring charges attributable to employee-related costs during 2013, however, it is currently still assessing the aggregate amount of these charges and has determined that the amount is currently not reasonably estimable.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/2005
2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/2006
2.3	Securities Purchase Agreement dated as of July 20, 2012 by and among the Company, Boomerang Media Holdings I LLC and Boomerang Media Holdings II LLC	8-K	001-32337	2.1	7/23/2012
2.4	Transaction and Contribution Agreement dated as of August 7, 2012 by and among the Company, DWA International Investments, Inc., China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co, Ltd.	8-K	001-32337	2.1	8/10/2012
3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-Q	001-32337	3.2	7/29/2008
3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/8/2005
4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/2005
4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/2005
4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/2005
10.1*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/2005
10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/2005
10.3	Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/2005
10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/2005
10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/2005
10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/2005
10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/2006
10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/2005
10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/2005
10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/2005
10.12*	Amended and Restated Employment Agreement, dated as of October 24, 2012, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.1	10/30/2012
10.13*	Amended and Restated Employment Agreement, dated as of October 19, 2011, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	8-K	001-32337	99.1	10/25/2011
10.14*	Amended and Restated Employment Agreement, dated as of October 24, 2012, between DreamWorks Animation SKG, Inc. and Ann Daly	8-K	001-32337	99.2	10/30/2012
10.15	Credit Agreement, dated August 10, 2012, among DreamWorks Animation SKG, Inc. and the lenders party thereto	8-K	001-32337	99.1	8/16/2012
10.16	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/2005
10.17	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/2006
10.18	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/2005
10.19	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/2005
10.20	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/2005
10.21†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/2005
10.22†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/2005
10.23*	Amended and Restated Employment Agreement dated as of October 19, 2011 by and between DreamWorks Animation SKG, Inc. and Anne Globe	8-K	001-32337	99.2	10/25/2011
10.24*	Special Deferral Election Plan—Basic Plan Document	10-Q	001-32337	10.1	10/28/2008
10.25*	Special Deferral Election Plan—Adoption Agreement	10-Q	001-32337	10.2	10/28/2008
10.26*	Amended and Restated 2008 Omnibus Incentive Compensation Plan	10-K	001-32337	10.44	2/25/2011

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.27*	2008 Annual Incentive Plan	10-K	001-32337	10.61	2/27/2008
10.28*	Letter Agreement dated as of July 24, 2008 by and between the Company and Roger Enrico	10-Q	001-32337	10.3	7/29/2008
10.29	Time Sharing Agreement dated as of October 16, 2008 by and between Amblin’ Films, LLC and the Company	8-K	001-32337	99.1	10/22/2008
10.30	Time Sharing Agreement dated as of February 18, 2010 by and between the Company and NPM Management, LLC	10-K	001-32337	10.56	2/23/2010
10.31*	Form of Performance Compensation Award Agreement (2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/6/2008
10.32*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.3	4/30/2008
10.33*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (Enrico) (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.6	10/29/2008
10.34*	Employment Agreement dated as of October 24, 2012 by and between the Company and Daniel Satterthwaite	10-Q	001-32337	10.5	11/1/2012
10.35	Aircraft Sublease Agreement dated as of April 22, 2009 by and between the Company and M&J K Dream, LLC	10-Q	001-32337	10.3	4/29/2009
10.36†	License Agreement effective as of January 1, 2009 by and between DreamWorks Animation LLC, DW II Management Inc. and Steven Spielberg	8-K	001-32337	99.1	8/21/2009
10.37	Amendment No. 1 to License Agreement entered into on August 19, 2010 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	8/24/2010
10.38*	Employment Agreement dated as of October 24, 2012 by and between the Company and Rich Sullivan	10-Q	001-32337	10.40	11/1/2012
10.39*	Employment Agreement dated as of October 24, 2012 by and between the Company and Andrew Chang	8-K	001-32337	99.3	10/30/2012
10.40*	Employment Agreement dated as of February 27, 2010 by and between the Company and Heather O’Connor	10-K	001-32337	10.69	2/23/2010
10.41*	DreamWorks Animation SKG, Inc. 2010 Employee Stock Purchase Plan	10-Q	001-32337	10.1	4/28/2010
10.42*	Consulting Agreement dated as of July 23, 2010 by and between the Company and The David Geffen Company	10-Q	001-32337	10.1	7/28/2010
10.43*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	8/4/2010
10.44*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	8/4/2010
10.45*	Form of Restricted Stock Unit Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/4/2010
10.46*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	11/4/2010
10.47*	Restricted Share Award Agreement dated as of October 29, 2010 by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.3	11/4/2010
10.48*	Form of Cash Incentive Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.4	11/4/2010

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.49*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.5	11/4/2010
10.50*	Cash Incentive Award Agreement dated as of October 29, 2010 by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.6	11/4/2010
10.51	Amendment No. 2 to License Agreement entered into on December 2, 2011 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/7/2011
10.52*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.58	2/29/2012
10.53*	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.59	2/29/2012
10.54*	Form of Restricted Share Award Agreement by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.60	2/29/2012
10.55†	Distribution and Fulfillment Services Agreement dated as of August 18, 2012 by and among the Company, DreamWorks Animation Home Entertainment, Inc., Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, L.L.C.	10-Q	001-32337	10.7	11/1/2012
10.56*	Employment Agreement dated as of December 3, 2012 by and between the Company and Michael Francis					X
14	Code of Business Conduct and Ethics					X
16.1	Letter dated October 26, 2010 from Ernst & Young LLP to the Securities and Exchange Commission	8-K	001-32337	16.1	10/27/2010
16.2	Letter dated February 28, 2011 from Ernst & Young LLP to the Securities and Exchange Commission	8-K/A	001-32337	16.1	3/1/2011
21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.
						X
_______________

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.

‡	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.