Form 10-Q
period 2013-03-31
DreamWorks Animation SKG, Inc.
filed 2013-05-02
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒.
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of April 19, 2013, there were 75,726,882 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$76,235	$59,246
Trade accounts receivable, net of allowance for doubtful accounts	99,951	109,102
Receivable from distributors, net of allowance for doubtful accounts	213,955	266,185
Film and other inventory costs, net	880,575	820,482
Prepaid expenses	22,839	18,593
Other assets	24,442	24,651
Property, plant and equipment, net of accumulated depreciation and amortization	187,662	188,986
Deferred taxes, net	237,778	238,007
Intangible assets, net of accumulated amortization	143,226	148,234
Goodwill	71,406	71,406
Total assets	$1,958,069	$1,944,892
Liabilities and Equity
Liabilities:
Accounts payable	$9,383	$6,611
Accrued liabilities	127,888	123,886
Payable to former stockholder	251,932	277,632
Deferred revenue and other advances	62,128	25,517
Revolving credit facility	165,000	165,000
Total liabilities	616,331	598,646
Commitments and contingencies (Note 16)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 102,740,847 and 102,687,323 shares issued, as of March 31, 2013 and December 31, 2012, respectively	1,028	1,027
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 and 7,838,731 shares issued and outstanding, as of March 31, 2013 and December 31, 2012, respectively	78	78
Additional paid-in capital	1,065,818	1,057,452
Accumulated other comprehensive (loss) income	(2,179)	313
Retained earnings	1,022,891	1,017,314
Less: Class A Treasury common stock, at cost, 26,538,509 and 25,661,817 shares, as of March 31, 2013 and December 31, 2012, respectively	(747,065)	(730,568)
Total DreamWorks Animation SKG, Inc. stockholders’ equity	1,340,571	1,345,616
Non-controlling interests	1,167	630
Total equity	1,341,738	1,346,246
Total liabilities and equity	$1,958,069	$1,944,892
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share amounts)
Revenues	$134,648	$136,084
Costs of revenues	85,521	96,500
Gross profit	49,127	39,584
Product development	963	1,134
Selling, general and administrative expenses	42,789	27,465
Operating income	5,375	10,985
Interest income, net	863	568
Other income, net	992	2,516
(Increase) decrease in income tax benefit payable to former stockholder	(698)	109
Income before income taxes	6,532	14,178
Provision for income taxes	418	5,104
Net income	6,114	9,074
Less: Net income attributable to non-controlling interests	537	—
Net income attributable to DreamWorks Animation SKG, Inc.	$5,577	$9,074
Net income per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net income per share	$0.07	$0.11
Diluted net income per share	$0.07	$0.11
Shares used in computing net income per share
Basic	84,671	83,953
Diluted	85,265	84,842

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income	$6,114	$9,074
Other comprehensive income, net of tax:
Foreign currency translation (losses) gains	(2,492)	501
Comprehensive income	3,622	9,575
Less: Comprehensive income attributable to non-controlling interests	537	—
Comprehensive income attributable to DreamWorks Animation SKG, Inc.	$3,085	$9,575

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Operating activities
Net income	$6,114	$9,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and write-off of film and other inventory costs	60,042	81,593
Amortization of intangible assets	1,686	—
Stock-based compensation expense	4,075	5,136
Provision for doubtful accounts and returns reserves	(8,175)	(175)
Amortization of deferred financing costs	—	85
Depreciation and amortization	983	842
Revenue earned against deferred revenue and other advances	(11,153)	(2,320)
Deferred taxes, net	231	4,961
Changes in operating assets and liabilities:
Trade accounts receivable	12,294	5,574
Receivable from distributors	52,231	(12,397)
Film and other inventory costs	(109,346)	(116,711)
Intangible assets	1,015	—
Prepaid expenses and other assets	(6,367)	(12,357)
Accounts payable and accrued liabilities	6,590	(6,258)
Payable to former stockholder	(25,700)	(14,309)
Income taxes payable/receivable, net	2,521	502
Deferred revenue and other advances	54,641	42,110
Net cash provided by (used in) operating activities	41,682	(14,650)
Investing activities
Investment in unconsolidated affiliate	(500)	—
Purchases of property, plant and equipment	(8,088)	(11,823)
Net cash used in investing activities	(8,588)	(11,823)
Financing activities
Purchase of treasury stock	(16,552)	(255)
Net cash used in financing activities	(16,552)	(255)
Effect of exchange rate changes on cash and cash equivalents	447	73
Increase (decrease) in cash and cash equivalents	16,989	(26,655)
Cash and cash equivalents at beginning of period	59,246	116,093
Cash and cash equivalents at end of period	$76,235	$89,438
Supplemental disclosure of cash flow information:
Cash (refunded) paid during the period for income taxes, net	$(2,278)	$180
Cash paid during the period for interest, net of amounts capitalized	$217	$278

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Business

The businesses and activities of the DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") primarily include the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets.

Beginning with the theatrical release of The Croods on March 22, 2013, the Company began to derive revenue from Twentieth Century Fox Film Corporation's worldwide exploitation of its films in the theatrical and various post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (together with Twentieth Century Fox, "Fox"), the Company has agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period.

The Company continues to derive revenues from the distribution in worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount"), for films that were released on or before December 31, 2012, pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). With respect to each film for which Paramount has rendered fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release.

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

Since August 2012, the Company's financial results also include those of Classic Media (see Note 3). Classic Media is primarily engaged in the acquisition and exploitation of character-based family entertainment properties across television, home entertainment, merchandising, music and other media channels worldwide. Classic Media has acquired, licensed or created intellectual property rights in relation to a number of characters including Veggie Tales, Casper, Lassie, Barbie, Postman Pat, Tinga Tinga Tales, Frosty and Rudolph the Red-Nosed Reindeer. Classic Media generates revenues from home entertainment products and licensing of intellectual property for sale or use (including consumer products, merchandise and live performances) and music publishing.

Basis of Presentation and Use of Estimates

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. During the three months ended March 31, 2013, the Company determined that it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. Live performances of the production commenced on June 27, 2012. As of March 31, 2013, the Company's consolidated financial statements included the activities of the VIE, including approximately $8.9 million of assets, and, approximately $3.5 million of revenues and $3.5 million of operating expenses incurred by the VIE which are classified in costs of revenues for the three months ended March 31, 2013. The consolidation of the VIE had an immaterial impact on the consolidated financial statements for the three months ended March 31, 2012. The live arena show held its final performance in January 2013 and the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has entered into an agreement directly with a third party to license the show, as well as to sell the majority of the physical production assets, for exploitation in China.

The accompanying unaudited financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K"). Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2013 presentation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	ultimate revenues and ultimate costs of film, television product and live performance productions;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.

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

In February 2013, the FASB issued an accounting standards update that requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. This guidance is effective for the Company's fiscal year beginning January 1, 2013. The Company adopted the new guidance effective January 1, 2013. The adoption of the guidance did not have an impact on its consolidated financial statements. During the three months ended March 31, 2013, the only change in the Company's accumulated other comprehensive income accounts related to foreign currency translations gains and losses (as presented on the consolidated statements of comprehensive income), of which none was reclassified to the consolidated statements of income. As of March 31, 2013 and December 31, 2012, the Company's accumulated other comprehensive income balances only included foreign currency translations gains and losses.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisition of Classic Media

On August 29, 2012 (the "Closing Date"), the Company acquired all of the outstanding shares of Classic Media by purchasing all of the stock of its parent holding company, Boomerang Media Holdings II LLC. Classic Media is a global media company with an extensive portfolio of family-oriented television, film and publishing properties. Classic Media now operates under the brand name "DreamWorks Classics." The Company paid $157.6 million in net cash consideration for this transaction. The Company believes that the acquisition of Classic Media's extensive library revenue stream will support its ongoing diversification strategy.

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
____________________

(1)
Measurement period adjustments (all of which were recorded during the three months ended December 31, 2012) included an increase to trade receivables assumed of $0.2 million, an increase to accrued liabilities assumed of $0.5 million, a decrease to deferred revenue of $0.1 million and an increase to deferred tax liabilities of $0.1 million, resulting in an increase of $0.3 million to goodwill.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidating the results of this joint venture because the Company retains control over the operations of Bullwinkle Studios. The fair value of the non-controlling interest was determined based on JWP's interest in the present value of the estimated future cash flows of Bullwinkle Studios.

4.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of March 31, 2013, the fair value and carrying value of trade accounts receivable was $88.9 million and $100.0 million, respectively.

The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheet. The fair value of these investments at March 31, 2013 and December 31, 2012 was measured based on quoted prices in active markets.

5.	Film and Other Inventory Costs

Film, television, live performance and other inventory costs consist of the following (in thousands):

	March 31, 2013	December 31, 2012
In release, net of amortization(1)	$451,172	$339,896
Completed, not released(2)	—	13,183
In production(3)	369,423	422,520
In development	59,980	44,883
Total film, television, live performance and other inventory costs, net	$880,575	$820,482
 ____________________

(1)
Includes $30.3 million and $31.2 million of capitalized live performance costs at March 31, 2013 and December 31, 2012, respectively. In addition, as of March 31, 2013 and December 31, 2012, this category includes $5.0 million and $4.2 million, respectively, of physical inventory of Classic Media titles for distribution in the home entertainment market.

(2)
As of December 31, 2012, consists of a Valentine's Day-themed television special (based on characters from the Company's feature film Madagascar) that was released into the home entertainment market during the three months ended March 31, 2013.

(3)	Includes $5.7 million of capitalized live performance costs at March 31, 2013 and December 31, 2012.

The Company anticipates that 59% and 89% of the above "in release" film costs as of March 31, 2013 will be amortized over the next 12 months and three years, respectively.

6.	Intangible Assets

As of March 31, 2013, intangible assets consisted of various character rights, the majority of which were obtained as a result of the acquisition of Classic Media during the year ended December 31, 2012. As of March 31, 2013, intangible assets included $49.5 million of indefinite-lived intangible assets. In addition, intangible assets at March 31, 2013 were comprised of definite-lived intangible assets as follows (in thousands, unless otherwise noted):

		As of March 31, 2013
	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of foreign currency translation	Net
Character rights	13.9	$99,907	(3,806)	(2,375)	$93,726

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Employee compensation	$42,041	$34,513
Participations and residuals	45,685	46,201
Deferred rent	6,015	6,063
Other accrued liabilities	34,147	37,109
Total accrued liabilities	$127,888	$123,886

As of March 31, 2013, the Company estimates that over the next 12 months it will pay approximately $23.6 million of its participation and residual costs.

8.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the related amounts earned and recorded either as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the three-month periods ended March 31, 2013 and 2012 (in thousands):

			Amounts Earned
			Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2013	2012
Home Box Office Inc. Advance(1)	$35,000	$—	$—	$—
Licensing Advances	274	42	868	—
Deferred Revenue	19,008	16,547	5,667	391
Strategic Alliance/Development Advances(2)	417	1,667	9,074	6,550
Other Advances	7,429	7,261	5,949	463
Total deferred revenue and other advances	$62,128	$25,517
  ____________________

(1)
The Company remains a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. ("HBO"), pursuant to which the Company receives advances against license fees payable for future film product. The output term of the agreement expired at the end of 2012. Accordingly, the last feature films subject to this agreement are Madagascar 3 and Rise of the Guardians, which will be released in the pay television market during 2013.

(2)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended March 31, 2013 and 2012, $5.2 million and $4.8 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended March 31, 2013, of the total amounts earned against the "Strategic Alliance/Development Advances," $0.9 million and $0.5 million were recorded as a reduction to prepaid assets and other assets, respectively.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Financing Arrangements

Revolving Credit Facility. Prior to August 10, 2012, the Company had a revolving credit facility with a number of banks which allowed the Company to borrow up to a maximum of $200.0 million ("Prior Credit Agreement"). On August 10, 2012, the Company and the facility banks terminated the Prior Credit Agreement and entered into a new Credit Agreement ("New Credit Agreement"). The New Credit Agreement allows the Company to have outstanding borrowings up to $400.0 million at any one time, on a revolving basis. Borrowings are secured by substantially all of the Company's assets. The New Credit Agreement requires the Company to maintain a specified ratio of total debt to total capitalization and a specified ratio of net remaining ultimates to facility exposure. In addition, subject to specified exceptions, the New Credit Agreement also restricts the Company and its subsidiaries from taking certain actions, such as granting liens, entering into any merger or other significant transactions, making distributions, entering into transactions with affiliates, agreeing to negative pledge clauses and restrictions on subsidiary distributions, and modifying organizational documents. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts (per draw) is determined by reference to either i) the lending banks' base rate plus 1.50% per annum or ii) the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum.

The following table summarizes information associated with the Company's revolving credit facility (in thousands, except percentages):

					Interest Expense
	Balance Outstanding at		Maturity Date	Interest Rate at March 31, 2013	Three Months Ended March 31,
	March 31, 2013	December 31, 2012			2013	2012
Revolving Credit Facility	$165,000	$165,000	August 2017	2.70%	$220	$193

Interest cost on borrowed funds that are invested in major projects with substantial development or construction phases are capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. Interest capitalized to film costs during the three months ended March 31, 2013 totaled $1.4 million. No interest was capitalized during the three months ended March 31, 2012 as the Company did not have any outstanding borrowings.

As of March 31, 2013, the Company was in compliance with all applicable financial debt covenants.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes

Set forth below is a reconciliation of the components that caused the Company's provision for income taxes (including the income statement line item "Increase/decrease in income tax benefit payable to former stockholder") to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
Provision for income taxes (combined with increase/decrease in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(2.7)	2.0
Export sales exclusion/manufacturer's deduction(2)	7.3	(2.8)
Research and development credit(2)	(25.4)	—
Federal energy tax credit(3)	(2.5)	—
Executive compensation	3.2	0.3
Stock-based compensation	1.3	—
Other	(0.8)	1.0
Effective tax rate (combined with increase/decrease in income tax benefit payable to former stockholder)(1)	15.4%	35.5%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	—	(0.4)
Export sales exclusion/manufacturer's deduction(2)	(7.6)	2.7
Imputed interest on payable to former stockholder	(1.8)	(0.9)
Other	(0.2)	(0.6)
Total change in income tax benefit payable to former stockholder(1)	(9.6)%	0.8%
Effective tax rate	5.8%	36.3%
  ____________________

(1)
As a result of a partial increase in the tax basis of the Company's tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of the Company's 2004 initial public offering, the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future. The Company is obligated to remit to an affiliate of the former stockholder 85% of any realized cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits. Refer to the Company's 2012 Form 10-K for a more detailed description.

(2)
The American Taxpayer Relief Act of 2012 (the "Act"), enacted on January 2, 2013, included extensions to many expiring corporate income tax provisions. The Act included a two-year extension of research and development credits and other federal tax incentives, which are to be retroactively applied beginning with January 1, 2012 and ending on December 31, 2013. The Company recognized the effects of the retroactive changes in its results for the three months ended March 31, 2013 (the period of enactment).

(3)	The Company's policy for accounting for investment tax credits is to recognize the income tax benefit in the year that the credit is generated.

The Company's California state tax returns for the years ended December 31, 2005 through 2007 are currently under examination by the California Franchise Tax Board, and all subsequent tax years remain open to audit. The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's India income tax returns are currently under examination for the tax years ended March 31, 2009 through 2011.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Stockholders’ Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program. In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three months ended March 31, 2013, the Company repurchased 0.8 million shares of its outstanding Class A Common Stock for $16.2 million under the July 2010 authorization. In addition, subsequent to March 31, 2013, the Company repurchased 0.5 million shares of its outstanding Class A Common Stock for $8.8 million. During the three months ended March 31, 2012, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2013, the Company's remaining authorization under the stock repurchase program was $108.8 million.

Non-controlling Interests

As discussed in Note 3, the Company has recorded a non-controlling interest on its consolidated balance sheets, as a separate component of equity, which represents JWP's equity interest in a joint venture that the Company consolidates. The net income attributable to the non-controlling interests is presented in the Company’s consolidated statements of income. There is no other comprehensive income or loss attributable to the non-controlling interests. The following table presents the changes in equity for the three months ended March 31, 2013 (in thousands):

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2012	$1,345,616	$630	$1,346,246
Issuance of shares for vesting of restricted shares	(403)	—	(403)
Stock-based compensation	8,404	—	8,404
Purchase of treasury shares	(16,131)	—	(16,131)
Foreign currency translation adjustments	(2,492)	—	(2,492)
Net income	5,577	537	6,114
Balance at March 31, 2013	$1,340,571	$1,167	$1,341,738

12.	Stock-Based Compensation

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three-month periods ended March 31, 2013 and 2012, respectively, was as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Total stock-based compensation	$4,075	$5,136
Tax impact(1)	(628)	(1,823)
Reduction in net income, net of tax	$3,447	$3,313
 ____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item "Increase/decrease in income tax benefit payable to former stockholder" (see Note 10).

Stock-based compensation cost capitalized as a part of film costs was $4.3 million and $4.5 million for the three-month periods ended March 31, 2013 and 2012, respectively.
The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)
2013
Restricted stock and restricted stock units	261	$16.87
2012
Restricted stock and restricted stock units	137	$17.71

As of March 31, 2013, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $81.7 million and will be amortized on a straight-line basis over a weighted average period of 1.9 years.

13.	Reportable Segments

The Company currently has two reportable segments: (i) Film and TV Specials/Series and (ii) Classic Media. The Company’s reportable segments are determined based on the distinct nature of their operations. Each segment is a strategic business unit that offers different products and services and is managed separately. Film and TV Specials/Series consists of the development, production and exploitation of feature films and television specials/series. The Company’s determination that the animated feature films segment and the television specials/series segment should be aggregated was based on the similarities in the production processes, nature of the products and management of these segments. Classic Media consists of the subsidiary the Company acquired during the year ended December 31, 2012, as discussed in Note 3.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on the reportable segments and reconciliations of total segment revenues, gross profit and significant assets to consolidated financial statements are presented below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues
Film and TV Specials/Series	$96,920	$129,967
Classic Media	27,878	—
Other(1)	9,850	6,117
Total Revenues	$134,648	$136,084

Gross Profit
Film and TV Specials/Series	$31,946	$42,473
Classic Media	16,726	—
Other(1)	455	(2,889)
Total Gross Profit(2)	$49,127	$39,584
 ____________________
(1) Includes all other activities that are not a part of the Company's reportable segments (e.g., live performances).
(2) The Company defines segment profit as segment revenues less segment costs of revenues ("segment gross profit"). The Company's segment gross profit is equivalent to total gross profit as presented on the consolidated statements of income, which includes a reconciliation to consolidated income before income taxes.

	March 31, 2013	December 31, 2012
Significant Assets by Segment
Film and TV Specials/Series
Accounts receivable, net	$72,982	$84,213
Receivable from distributors, net	213,955	263,754
Film and other inventories, net	832,933	772,338
Intangible assets, net	11,900	11,900
Goodwill	34,216	34,216
	1,165,986	1,166,421
Classic Media
Accounts receivable, net	23,118	22,876
Film and other inventories, net(1)	11,046	10,379
Intangible assets, net	131,326	136,334
Goodwill	37,190	37,190
	202,680	206,779
Other unallocated assets (primarily working capital and property, plant and equipment) and live performance assets	589,403	571,692
Total Assets	$1,958,069	$1,944,892
 ____________________

(1)	Consists primarily of programs in release, programs in development and physical inventory.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Related Party Transactions

Aircraft Sublease Agreement with a Stockholder

The Company has entered into an aircraft sublease (the "Sublease") agreement with an entity controlled by Jeffrey Katzenberg, the Company's Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg's Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 46 hours (32 hours beginning June 2012) in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. During the three months ended March 31, 2012, costs incurred related to the sublease were not material. The Company ceased to use this aircraft as of January 1, 2013.

15.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's third-party distributor, Paramount. Paramount represented approximately 55% and 88% of total revenue for the three-month periods ended March 31, 2013 and 2012, respectively.

16.	Commitments and Contingencies

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income per share of common stock attributable to DreamWorks Animation SKG, Inc.	$5,577	$9,074
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,781	84,048
Less: Unvested restricted stock	(110)	(95)
Denominator for basic calculation	84,671	83,953
Weighted average effects of dilutive stock-based compensation awards:
Restricted stock awards	594	889
Denominator for diluted calculation	85,265	84,842
Net income per share—basic	$0.07	$0.11
Net income per share—diluted	$0.07	$0.11

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended
	March 31,
	2013	2012
Options to purchase shares of common stock and restricted stock awards	3,735	3,076
Stock appreciation rights	5,151	5,268
Total	8,886	8,344

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares as the required market and/or performance conditions had not been met as of March 31, 2013 nor 2012:

	Three Months Ended
	March 31,
	2013	2012
Options to purchase shares of common stock and restricted stock awards	716	806
Stock appreciation rights	—	800
Total	716	1,606

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Restructuring Charges

During the quarter ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. As a result, during the year ended December 31, 2012, the Company recorded a liability for non-retirement postemployment benefit charges totaling $4.6 million for 178 employees. These charges were recorded in costs of revenues in the Company's consolidated statements of operations. During the three months ended March 31, 2013, the Company implemented a restructuring plan to lower the cost structure, which resulted in a commitment to further reduce its workforce. As a result, the Company incurred additional restructuring charges attributable to employee-related costs (primarily related to severance and benefits) totaling $2.5 million for 47 employees. These charges were recorded in costs of revenues and selling, general and administrative expenses in the Company's consolidated statements of income for the three months ended March 31, 2013. Payments made during the three months ended March 31, 2013 totaled $2.0 million related to these restructuring plans, and as of March 31, 2013, $5.0 million remained accrued as a liability. The Company expects to complete its restructuring plan by the end of 2013. The Company's restructuring plans are attributable to its Film and Television Specials/Series reportable segment.

19.	Subsequent Events

Chinese Joint Venture

On April 3, 2013 ("ODW Closing Date"), the Company closed its previously announced transaction to form a Chinese Joint Venture, Oriental DreamWorks Holding Limited ("ODW" or the "Joint Venture") through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In addition, in connection with the closing, the Company entered into a series of agreements governing the operation of the Joint Venture. On the ODW Closing Date, the Joint Venture was launched among DreamWorks Animation SKG, Inc., one of its wholly owned subsidiaries ("Company Subsidiary") and the CPE Holders, and equity was issued by ODW to Company Subsidiary and an entity controlled by the CPE Holders. The purpose of the Joint Venture is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language.

In exchange for 45.45% of the equity of ODW, Company Subsidiary has committed to making a total cash capital contribution to ODW of $50 million (of which $5.7 million was funded at the ODW Closing Date, with the balance to be funded over time) and non-cash contributions valued at approximately $100 million. Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company and film projects developed by the Company and consulting and training services, each to be provided to the Joint Venture.

Acquisition of AwesomenessTV

On May 1, 2013, the Company signed a merger agreement pursuant to which a newly formed subsidiary of the Company will merge with and into AwesomenessTV, Inc. (“ATV”), an online media production company. As a result of this transaction, ATV will become a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a purchase, with the results of operations of ATV included in the Company's consolidated results from the date of acquisition.

At the time of closing, the Company will pay approximately $33.5 million in cash to the equityholders of ATV. Additionally, the Company may be obligated to pay additional cash consideration of up to $117.0 million pursuant to the merger agreement should the acquired business achieve certain performance goals. The transaction is subject to customary closing conditions and is currently expected to close in May 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q (the "Quarterly Report") contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Risk Factors" section included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K"). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), including our 2012 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.

Management Overview

The following is a summary of the significant items that impacted our financial results for the three months ended March 31, 2013:

•
During the three months ended March 31, 2013, we earned net income (which excludes net income attributable to non-controlling interests) of $5.6 million, or $0.07 per diluted share. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the three months ended March 31, 2013, The Croods (released March 22, 2013) generated revenues of $4.0 million earned in the ancillary markets. This was the first feature film released under our distribution arrangement with Fox. As is somewhat typical for many of our new theatrical releases, our distributor did not report any theatrical revenue to us during the three months ended March 31, 2013 as our distributor is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film. Further discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results —Revenues—Current year theatrical releases."

•
During the three months ended March 31, 2013, we released our feature film Rise of the Guardians (our November 2012 theatrical release) into the home entertainment market and generated revenues totaling $9.6 million (as the film recouped its distribution and marketing costs during the three months ended March 31, 2013). A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results—Revenues—Prior year theatrical releases."

•
During the three months ended March 31, 2013, our operating results included $27.9 million of revenues and $16.7 million of gross profit attributable to Classic Media. Further discussion of revenues attributable to Classic Media is provided in the section entitled "—Overview of Financial Results—Revenues—Non-theatrical releases—Classic Media."

•
During the three months ended March 31, 2013, our selling, general and administrative expenses increased $15.3 million in comparison to the same period of the prior year, which was primarily driven by the addition of selling, general and administrative expenses related to Classic Media (our subsidiary that we acquired in August 2012), as well as higher salaries and benefits, including annual incentive compensation. Further discussion is provided in the section entitled "—Overview of Financial Results—Selling, General and Administrative Expenses."

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing, producing and exploiting animated feature films and their associated characters, as well as creating television specials/series and live performances based on such characters. Beginning with our first feature film theatrically released in 2013 (which was The Croods released on March 22, 2013), we derive revenue from Twentieth Century Fox Film Corporation's worldwide exploitation of our films in the theatrical and various post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (together with Twentieth Century Fox, "Fox"), we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period.

Our films that were released on or before December 31, 2012 continue to be distributed in the worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount") pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). With respect to each film for which Paramount has rendered fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release.

For a description of the terms of the Paramount Agreements and the Fox Distribution Agreement, please see "Part I—Item 1—Business—Distribution and Servicing Arrangements" of our 2012 Form 10-K.

Our Revenues and Costs

Our Revenues

Our feature films are currently the source of a significant percentage of our revenues. The following description of our revenues from feature films does not include a description of revenues generated by our subsidiary, Classic Media. For a description of Classic Media's revenues, refer to "—Our Revenues and Costs—Our Revenues—Classic Media."

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

As such, under the distributor agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and our distributor reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and our distributors only report additional revenue to us for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, our reported revenues in any period are often a result of gross revenues with respect to an individual film generated in one or several territories being offset by the gross costs of both related and unrelated territories, as well as markets, for such film.

In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product companies, home entertainment companies, theme parks, cruise ships and hotels worldwide. We have also entered into business activities beyond our core feature film business, including the development, production and licensing of animated television specials/series and live performances. Certain revenue and cost activities related to our live performances and our television specials/series are not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. We launched a live arena touring show based on our feature film How to Train Your Dragon on June 27, 2012, following a limited international launch in March 2012. The live arena touring show was operated through a third-party entity that we consolidate because we have determined that the entity qualifies as a variable interest entity due to our commitment to fund all losses. During the three months ended March 31, 2013, we recorded $3.5 million of revenues and operating expenses of $3.6 million related to this show. The initial public performances during the three months ended March 31, 2012 were considered to be incidental to the primary operations of the tour. Under our accounting policy, we record revenues generated during this period, in excess of expenses attributable to the incidental operations, as a reduction to capitalized inventory costs. Such amounts recorded during the three months ended March 31, 2012 were not material. The final performance of this arena touring show was in January 2013. We have entered into an arrangement to license the show directly to a third party, as well as to sell the majority of the physical assets of the production, for exploitation in China. We are actively pursuing other opportunities to license the show to other third parties.

Classic Media

Since the close of our acquisition of Classic Media on August 29, 2012, our operating results include those of Classic Media. Classic Media has two primary revenue streams: (1) licensing activities ("Classic Licensing") and (2) physical product sales (e.g., DVD, Blu-Ray and audio products) ("Classic Product Sales"). Classic Media licenses intellectual property rights for a variety of uses, including television, video and digital distribution, consumer products, live events and music publishing. The majority of Classic Product Sales are conducted through distribution agreements with various third parties. Revenues from Classics Product Sales are primarily generated in the U.S., the United Kingdom and Canada.

Our Costs

Our primary operating expenses include:

•
Costs of Revenues—Our costs of revenues primarily include the amortization of capitalized costs related to feature films, television specials/series and live performances (which consist of production, overhead and interest costs), participation and residual costs for our feature films and television specials/series and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films would be included in our costs of revenues to the extent that we caused our distributors to make additional expenditures in excess of agreed amounts.

Our television specials/series are typically not subject to the same distribution agreements as our feature films, and accordingly, we may directly incur distribution and marketing costs, which are classified as costs of revenues. In addition, costs of revenues also include direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and marketing and promotion costs. Our costs of revenues also include marketing and other operating costs related to our live performance business.

As a result of our acquisition of Classic Media, costs of revenues also includes manufacturing costs related to physical inventory product sales, distribution fees for Classic Media product, amortization of intangible assets (which consists of certain character rights), marketing costs directly associated with the release of a product and participation and residual costs.

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

Our films are distributed in foreign countries and, in recent years, we have derived on average 67% of our worldwide box office receipts and 57% of our feature film revenue from foreign countries (sequel films generally have higher percentages than our original films). A significant amount of our transactions in foreign countries are conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk" of our 2012 Form 10-K.

For a detailed description of our revenues and operating expenses, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs" of our 2012 Form 10-K.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributors fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributors on a film-by-film basis, which varies depending upon a film’s overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuate depending on when each title is made available. Furthermore, revenues related to our television specials/series fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television special/series broadcasts. We expect that revenues generated by our newly acquired subsidiary, Classic

Media, will tend to be higher during the fourth quarter of each calendar year due to the holiday-themed content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results, as well as our cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of income. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$134.6	$136.1	$(1.5)	(1.1)%
Costs of revenues	85.5	96.5	(11.0)	(11.4)%
Product development	1.0	1.1	(0.1)	(9.1)%
Selling, general and administrative expenses	42.8	27.5	15.3	55.6%
Operating income	5.3	11.0	(5.7)	(51.8)%
Interest income, net	0.9	0.6	0.3	50.0%
Other income, net	1.0	2.5	(1.5)	(60.0)%
(Increase) decrease in income tax benefit payable to former stockholder	(0.7)	0.1	(0.8)	NM
Income before income taxes	6.5	14.2	(7.7)	(54.2)%
Provision for income taxes	0.4	5.1	(4.7)	(92.2)%
Net income	6.1	9.1	(3.0)	(33.0)%
Less: Net income attributable to non-controlling interests	0.5	—	0.5	100.0%
Net income attributable to DreamWorks Animation SKG, Inc.	$5.6	$9.1	$(3.5)	(38.5)%
Diluted net income per share attributable to DreamWorks Animation SKG, Inc.	$0.07	$0.11	$(0.04)	(36.4)%
Diluted shares used in computing diluted net income per share	85.3	84.8		0.6%
  ____________________
NM: Not meaningful

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table sets forth (in millions), for the periods presented, our revenues by category. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues ($ in millions)
$140
$120
$100
$80
$60
$40
$20
$0
$134.6(1)
Current year theatrical releases, $4.0
3.0%
Prior year theatrical releases, $32.4
24.1%
Preceding year theatrical releases, $8.0
5.9%
Library, $41.4
30.8%
Classic Media(2), $27.9
20.7%
All other(3), $20.9
15.5%
$136.1(1)
Prior year theatrical releases, $87.7
64.5%
Preceding year theatrical releases, $7.5
5.5%
Library, $27.4
20.1%
All other(3), $13.5
9.9%
2013
2012

____________________

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

Revenues. For the three months ended March 31, 2013, our revenues were $134.6 million, a decrease of $1.5 million, or 1.1%, as compared to $136.1 million for the three months ended March 31, 2012.

Theatrical Releases

The following chart sets forth the components of our theatrical release revenues, by category, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 (in millions):

$122.6
$120
$100
$85.8
$80
$60
$40
$20
$0
Revenues ($ in millions)
The Croods, $4.0
Rise of the Guardians, $9.6
Madagascar 3, $22.8
Puss in Boots, $7.5
Kung Fu Panda 2, $0.5
Library, $41.4
Puss in Boots, $73.6
Kung Fu Panda 2, $14.1
Megamind, $5.0
Shrek Forever After, $2.5
Library, $27.4
2013
2012
Current year theatrical releases
Prior year theatrical releases
Preceding year theatrical releases
Library

Current year theatrical releases. Revenues generated by our "Current year theatrical release" category increased $4.0 million during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, The Croods (released on March 22, 2013) contributed $4.0 million, or 3.0%, of revenues, earned in the ancillary markets. During the three months ended March 31, 2012, we did not release a feature film, and as a result did not have any titles in the "Current year theatrical releases" category. As is somewhat typical for many of our new theatrical releases, our distributor (in this case, Fox) did not report any theatrical revenue to us during the three months ended March 31, 2013 for The Croods as they are entitled to recover its marketing and distribution costs before they are required to report to us any revenue generated from the exploitation of this film. We anticipate that Fox will begin reporting revenue to us during the three months ended June 30, 2013 as a result of the film's performance in the worldwide theatrical markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $55.3 million, or 63.1%, to $32.4 million during the three months ended March 31, 2013 when compared to $87.7 million the three months ended March 31, 2012, primarily due to the weak worldwide theatrical performance of Rise of the Guardians (our November 2012 release) as compared to Puss in Boots (our October 2011 release). During the three months ended March 31, 2013, Rise of the Guardians recouped its distribution and marketing costs (driven by stronger than expected home entertainment sales) and contributed $9.6 million, or 7.1%, of revenues, primarily earned in the domestic home entertainment market. The first quarter of 2012 benefited from the stronger performance of Puss in Boots, which recouped its distribution and marketing costs during the fourth quarter of 2011. As a result, during the three months ended March 31, 2012, Puss in Boots contributed $73.6 million, or 54.1% of revenues, primarily earned in the international theatrical and domestic home entertainment markets.

This decrease in revenues between the periods was somewhat offset by the overall stronger performance of Madagascar 3 (released in the second quarter of 2012) during the three months ended March 31, 2013 when compared to the performance of Kung Fu Panda 2 (released in the second quarter of 2011) during the same period of the prior year. During the three months ended March 31, 2013, Madagascar 3 contributed $22.8 million, or 16.9%, of revenues, primarily earned in the international home entertainment market. During the three months ended March 31, 2012, Kung Fu Panda 2 contributed $14.1 million, or 10.4%, of revenues, primarily earned in international home entertainment, worldwide television and ancillary markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues generated by our "Preceding year theatrical releases" category increased $0.5 million, or 6.7%, to $8.0 million during the three months ended March 31, 2013 when compared to $7.5 million of revenues the three months ended March 31, 2012.

Preceding year theatrical release revenues for the three months ended March 31, 2013 consisted of:

•	Puss in Boots, which contributed $7.5 million, or 5.6% of revenues, primarily earned in the worldwide home entertainment market; and

•	Kung Fu Panda 2, which contributed $0.5 million, or 0.4%, of revenues, primarily earned in the worldwide home entertainment market.

Preceding year theatrical release revenues for the three months ended March 31, 2012 consisted of:

•	Megamind, which contributed $5.0 million, or 3.7% of revenues, primarily earned in the worldwide home entertainment and international television markets; and

•	Shrek Forever After, which contributed $2.5 million, or 1.8%, of revenues, primarily earned in the international home entertainment markets.

Library. Revenue from our "Library" category increased $14.0 million, or 51.1%, to $41.4 million during the three months ended March 31, 2013 when compared to $27.4 million during the three months ended March 31, 2012, primarily due to Megamind, which contributed $14.6 million of revenues, primarily earned in the worldwide free television markets. Our feature film titles are generally released into the domestic and international free television markets two and a half years after the title's initial domestic theatrical release. Our "Library" category during the three months ended March 31, 2013 benefited from worldwide free television market revenues from our fourth quarter 2010 release, Megamind. During the three months ended March 31, 2012, revenues generated by our "Library" category were attributable to a variety of titles earned across several markets.

Non-theatrical Releases

The following table sets forth the components of our non-theatrical release revenues, by category, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
Category	2013	2012	$	%
Classic Media	$27.9	N/A(1)	N/A(1)	N/A(1)
All other:
Television specials/series	5.8	3.3	2.5	75.8%
Live performances	9.9	6.1	3.8	62.3%
Other(2)	5.2	4.1	1.1	26.8%
Total All other revenues	20.9	13.5	7.4	54.8%

Total Non-theatrical release revenues	$48.8	$13.5	$35.3	NM

NM: Not Meaningful.
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

Classic Media. Since the close of our acquisition on August 29, 2012, our revenues include revenues generated by Classic Media. During the three months ended March 31, 2013, revenues generated by Classic Media were $27.9 million, or 20.7% of our consolidated revenues. These revenues were primarily generated from the licensing activities, television distribution and the sale of home entertainment product of the following properties: Veggie Tales, Noddy, Where's Wally, Postman Pat and George of the Jungle. Additionally, during the three months ended March 31, 2013, we earned revenue from the sale of our share of rights in the 1960s live-action Batman television series.

All other. Revenues generated by our "All other" category increased $7.4 million, or 54.8%, to $20.9 million during the three months ended March 31, 2013 when compared to $13.5 million during the three months ended March 31, 2012. The main components of our "All other" revenues were the following:

Television specials/series. As illustrated in the table above, revenues generated from our television specials/series increased $2.5 million, or 75.8%. The main drivers of revenues generated from our "Television specials/series" category were the following:

•
Our television series Dragons: Riders of Berk (which debuted in August 2012) was the main contributor to television specials/series revenues during the three months ended March 31, 2013, which were primarily earned in the domestic free television market; and

•	Revenues generated during the three months ended March 31, 2012 were primarily related to the television series Penguins of Madagascar, earned primarily in the international home entertainment market.

Live performances. As illustrated in the table above, revenues generated from our live performances increased $3.8 million, or 62.3%, as we derived revenues from two shows during the three months ended March 31, 2013 as compared to one show during the three months ended March 31, 2012. The main sources of revenues generated from our "Live performances" category were the following:

•
Revenues during the three months ended March 31, 2013 primarily resulted from our arena show based on our feature film How to Train Your Dragon (which debuted in June 2012) and the London version of our Shrek The Musical show. Our How to Train Your Dragon arena show and the London version of our Shrek The Musical show had the final performances of their initial engagements in January 2013 and February 2013, respectively. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties; and

•	Revenues during the three months ended March 31, 2012 were primarily attributable to the London version of our Shrek The Musical show.

Costs of Revenues.  Costs of revenues for the three months ended March 31, 2013 totaled $85.5 million, a decrease of $11.0 million, or 11.4%, compared to $96.5 million for the three months ended March 31, 2012. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 63.5% for the three months ended March 31, 2013 and 70.9% for the three months ended March 31, 2012. This decrease was primarily attributable to the following factors:

•
An overall higher amortization rate of our feature films (which are our primary source of revenues) during the three months ended March 31, 2012 when compared to the three months ended March 31, 2013. This primarily resulted from the stronger performance of Madagascar 3 (2013's Prior year theatrical release) at the worldwide box office when compared to the performance of Puss in Boots and Kung Fu Panda (2012's Prior year theatrical releases);

•
In addition, our library titles contributed 30.8% and 20.1% of revenues during the three months ended March 31, 2013 and 2012, respectively. The overall amortization rate of our “Library” category is generally lower than our recently released titles. As a result, our overall amortization rate for the three months ended March 31, 2013 benefited from the higher contribution of revenues from our library titles; and

•
During the three months ended March 31, 2013, our cost of revenues included expenses of $11.2 million (8.3% when calculated as a percentage of our consolidated revenues) incurred by Classic Media (which we acquired in August 2012), which primarily relate to sales of home entertainment product.

Product Development. Product development costs remained relatively consistent at $1.0 million and $1.1 million for the three-month periods ended March 31, 2013 and 2012, respectively. Product development costs primarily represent research and development costs related to our technology initiatives.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $15.3 million to $42.8 million (including $3.9 million of stock-based compensation expense) for the three months ended March 31, 2013 from $27.5 million (including $4.9 million of stock-based compensation expense) for the three months ended March 31, 2012. This 55.6% aggregate increase was primarily attributable to:

•	An increase of $7.0 million as our selling, general and administrative expenses now include those of Classic Media (which we acquired in August 2012);

•
Higher salaries and benefits, including annual incentive compensation, of $8.1 million (excluding Classic Media) due to new employment agreements related to certain executives and increased headcount to support our brand expansion and new business initiatives;

•	Charges related to our restructuring plan totaling $1.9 million, which primarily consist of severance and benefits; and

•	This increase was partially offset by $1.0 million of lower stock-based compensation.

Operating Income. Operating income for the three months ended March 31, 2013 was $5.3 million compared to $11.0 million for the three months ended March 31, 2012. This $5.7 million, or 51.8% decrease, was primarily attributable to lower revenues contributed by our feature films titles largely as a result of the weak worldwide theatrical performance of our fourth quarter 2012 release Rise of the Guardians (as previously described), as well as an increase in selling, general and administrative expenses (as previously described).

Interest Income, Net. For the three months ended March 31, 2013 and 2012 , the amounts recorded as interest income (net) were immaterial.

Other Income, Net.  For the three months ended March 31, 2013 and 2012, total other income (net of other expenses) was $1.0 million and $2.5 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners. In addition, the change in other income (net) is also due to the loss on foreign currency exchange transactions that we recorded during the three months ended March 31, 2013 in the amount of $0.3 million as compared to a gain of $0.4 million during the same period of the prior year.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the three months ended March 31, 2013, our payable to the former stockholder was impacted by our ability to retroactively apply research and development credits and other federal tax incentives as a result of extensions granted under The American Taxpayer Relief Act of 2012 ("the Act"). As the Act was not enacted until January 2, 2013, we were not able to apply certain federal tax incentives until the first quarter of 2013 (which is the period of enactment), which resulted in $0.7 million recorded as an increase in income tax benefit payable to the former stockholder in our statements of income. For the three months ended March 31, 2012, we recorded $0.1 million as a decrease in income tax benefit payable to the former stockholder in our statements of income as a result of our ability to claim certain tax deductions.

Provision for Income Taxes.  For the three months ended March 31, 2013, we recorded a provision for income taxes of $0.4 million, or an effective tax rate of 5.8%. For the three months ended March 31, 2012, we recorded a provision for income taxes of $5.1 million, or an effective tax rate of 36.3%. However, when our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended March 31, 2013 and 2012 were 15.4% and 35.5%, respectively. Our effective tax rate and our combined effective tax rate for the three months ended March 31, 2013 was lower than the 35% statutory federal rate due to the extension of research and development credits and other federal tax incentives, as a result of the Act (as described above), that we were able to retroactively apply during the three months ended March 31, 2013. Each of our effective tax rate and our combined effective tax rate for March 31, 2012 was higher than the 35% statutory federal rate primarily as a result of the expiration of laws that previously allowed us to utilize certain federal tax credits.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). We consolidate the results of this joint venture because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income generated by Bullwinkle Studios, which was $0.5 million for the three months ended March 31, 2013.

Net Income Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net income attributable to non-controlling interests) for the three months ended March 31, 2013 was $5.6 million, or $0.07 per diluted share, as compared to $9.1 million, or $0.11 per diluted share, in the corresponding period in 2012.

Financing Arrangements

There were no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2012 Form 10-K.

As of March 31, 2013, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2012 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities and cash on hand during the three months ended March 31, 2013 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g. selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments.

As of March 31, 2013, we had cash and cash equivalents totaling $76.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at March 31, 2013 increased by $17.0 million from that of $59.2 million at December 31, 2012. Components of this change in cash for the three months ended March 31, 2013, as well as for the three months ended March 31, 2012, are provided below in more detail.

Operating Activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash provided by (used in) operating activities	$41,682	$(14,650)

During the three months ended March 31, 2013, our main source of cash from operating activities was the collection of revenue from Paramount related to Madagascar 3's domestic television, international theatrical and worldwide home entertainment revenues, Puss in Boots' international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the first three months of 2013 included $5.3 million paid related to annual incentive compensation payments, as well as $26.4 million paid to an affiliate of a former stockholder related to tax benefits realized in 2013 from the Tax Basis Increase. These cash payments fluctuate based on our financial results and, as a result, decreased $13.4 million and increased $12.2 million, respectively, when compared to the cash payments made during the three months ended March 31, 2012. The cash from operating activities was also partially offset by production spending for our films and television specials/series, as well as participation and residual payments.

During the three months ended March 31, 2012, our main source of cash from operating activities was attributable to the collection of revenue from Paramount related to Puss in Boots' worldwide theatrical and domestic television revenues, Kung Fu Panda 2's worldwide home entertainment revenues, Megamind's international television revenues and, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the first three months of 2012 was primarily attributable to $18.7 million paid related to annual incentive compensation payments, as well as $14.2 million paid to an affiliate of a former stockholder related to tax benefits realized in 2012 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash used in investing activities	$(8,588)	$(11,823)

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was primarily attributable to the investment in property, plant and equipment. The decrease in cash used in our investment in property, plant and equipment was primarily attributable to the expansion of our facilities in Redwood City that was completed in July 2012.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash used in financing activities	$(16,552)	$(255)

Net cash used in financing activities for the three months ended March 31, 2013 and 2012 was primarily comprised of repurchases of our Class A common stock, including repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards. During the three months ended March 31, 2013, we repurchased 0.8 million shares of our Class A common stock for $16.2 million under our stock repurchase program (refer to Note 11 of our unaudited consolidated financial statements contained in this Quarterly Report).

Contractual Obligations

On April 3, 2013 ("Closing Date"), the Company closed its previously announced transaction to form a Chinese joint venture. See Note 19 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. Under the terms of our contribution agreement for the joint venture, we have committed to making a total cash capital contribution to ODW of $50 million (of which $5.7 million was funded at the Closing Date). The remainder of our cash contribution commitment is expected to be funded over the next three years. In addition, we have committed to making non-cash contributions valued at approximately $100 million. Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company and film projects developed by the Company and consulting and training services, each to be provided to the joint venture. With respect to our commitments related to the film projects and consulting and training services, this will require future cash outflows for which we are not currently able to determine the timing as they will be dependent on, among other things, the joint venture's operations.

There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2012 Form 10-K.

As of March 31, 2013, we had non-cancelable talent commitments totaling approximately $9.8 million that we expect to be payable over the next five years.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2012 Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including estimates of ultimate revenues and ultimate costs of film, television product and live performance productions, relative selling price of our products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements, determination of fair value of assets and liabilities for allocation of the purchase price in an acquisition, useful lives of intangible assets, product sales that will be returned and the amount of receivables that ultimately will be collected, the potential outcome of future tax consequences of events that have been recognized in our financial statements, loss contingencies, and assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes there have been no material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please see Note 2 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency and credit risks, please see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk," of our 2012 Form 10-K. Exposure to our interest rate, foreign currency and credit risks has not changed materially since December 31, 2012.

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
See discussion of Legal Proceedings in Note 16 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

ITEM 1A.	RISK FACTORS

Information concerning certain risks and uncertainties appears in "Part I—Item 1A—Risk Factors" of the Company’s 2012 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s 2012 Form 10-K or filings subsequently made with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended March 31, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
January 1–January 31, 2013	—	$—	—	$125,000,000
February 1–February 28, 2013	—	$—	—	$125,000,000
March 1–March 31, 2013	854,200	$18.91	854,200	$108,843,834
Total	854,200	$18.91	854,200
 ____________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock. The Company repurchased 0.5 million shares of its outstanding Class A Common Stock for $8.8 million during March 2013 which did not settle until subsequent to March 31, 2013. As of April 30, 2013, the Company had a remaining authorization to purchase approximately $100.0 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

On May 1, 2013, DreamWorks Animation SKG, Inc. (the “Company”), ATV Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and AwesomenessTV, Inc., a Delaware corporation (“ATV”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into ATV, with ATV surviving as a wholly-owned subsidiary of the Company (the “Acquisition”).

At the closing of the Acquisition, the Company will acquire all of the outstanding equity interests in ATV, a privately-held company, for total up-front cash consideration of approximately $33.5 million. In addition, subject to the satisfaction of certain terms and conditions, the Company will be obligated to make additional contingent cash payments from time to time if certain earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable under the Merger Agreement will be $117.0 million. Since these contingent payments are based on the achievement of earnings targets, actual payments may be substantially lower.

The Company and ATV made customary representations and warranties in the Merger Agreement. The stockholders of ATV have agreed to indemnify the Company for losses arising from breaches of the representations, warranties and covenants in the Merger Agreement and for certain other liabilities, subject to specified limitations. A portion of the up-front cash consideration will be placed in escrow to satisfy such indemnification obligations. The indemnification obligations of ATV's stockholders can also be satisfied by offsetting losses the Company incurs against a portion of contingent payments, subject to certain limitations described in the Merger Agreement.

The transaction is subject to customary closing conditions. The Company currently expects the transaction will be completed during May 2013.

ITEM 6.	EXHIBITS

Exhibit 2.1
Amended and Restated Memorandum and Articles of Association of Oriental DreamWorks Holding Limited (incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 9, 2013)

Exhibit 2.2
Shareholders Agreement, dated as of April 3, 2013, among Oriental DreamWorks Holding Limited, the Company, DWA International Investments, Inc., ODW CPE Holdings Limited, China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd. (incorporated by reference from Exhibit 2.2 of the Company's Current Report on Form 8-K filed on April 9, 2013)

Exhibit 2.3
License Agreement, dated as of April 3, 2013, among the Company, DreamWorks Animation L.L.C. and Oriental DreamWorks Holding Limited (incorporated by reference from Exhibit 2.3 of the Company's Current Report on Form 8-K filed on April 9, 2013)

Exhibit 10.1	DreamWorks Animation SKG, Inc. 2013 Annual Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: May 2, 2013	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Amended and Restated Memorandum and Articles of Association of Oriental DreamWorks Holding Limited (incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 9, 2013)

2.2
Shareholders Agreement, dated as of April 3, 2013, among Oriental DreamWorks Holding Limited, the Company, DWA International Investments, Inc., ODW CPE Holdings Limited, China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd. (incorporated by reference from Exhibit 2.2 of the Company's Current Report on Form 8-K filed on April 9, 2013)

2.3
License Agreement, dated as of April 3, 2013, among the Company, DreamWorks Animation L.L.C. and Oriental DreamWorks Holding Limited (incorporated by reference from Exhibit 2.3 of the Company's Current Report on Form 8-K filed on April 9, 2013)

10.1	DreamWorks Animation SKG, Inc. 2013 Annual Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements