Form 10-Q
period 2013-06-30
DreamWorks Animation SKG, Inc.
filed 2013-08-01
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of July 19, 2013, there were 75,825,855 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$28,845	$59,246
Trade accounts receivable, net of allowance for doubtful accounts	93,841	109,102
Receivables from distributors, net of allowance for doubtful accounts	285,118	266,185
Film and other inventory costs, net	875,070	820,482
Prepaid expenses	24,280	18,593
Other assets	14,241	14,869
Investments in unconsolidated entities	34,005	9,782
Property, plant and equipment, net of accumulated depreciation and amortization	188,432	188,986
Deferred taxes, net	232,561	238,007
Intangible assets, net of accumulated amortization	153,514	148,234
Goodwill	181,983	71,406
Total assets	$2,111,890	$1,944,892
Liabilities and Equity
Liabilities:
Accounts payable	$4,341	$6,611
Accrued liabilities	227,706	123,886
Payable to former stockholder	262,703	277,632
Deferred revenue and other advances	52,634	25,517
Revolving credit facility	200,000	165,000
Total liabilities	747,384	598,646
Commitments and contingencies (Note 17)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 102,855,343 and 102,687,323 shares issued, as of June 30, 2013 and December 31, 2012, respectively	1,029	1,027
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of June 30, 2013 and December 31, 2012	78	78
Additional paid-in capital	1,075,638	1,057,452
Accumulated other comprehensive (loss) income	(2,283)	313
Retained earnings	1,045,144	1,017,314
Less: Class A Treasury common stock, at cost, 27,029,526 and 25,661,817 shares, as of June 30, 2013 and December 31, 2012, respectively	(756,217)	(730,568)
Total DreamWorks Animation SKG, Inc. stockholders’ equity	1,363,389	1,345,616
Non-controlling interests	1,117	630
Total equity	1,364,506	1,346,246
Total liabilities and equity	$2,111,890	$1,944,892

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenues (see Note 7 for related party amounts)	$213,436	$162,803	$348,084	$298,887
Costs of revenues	133,276	114,247	218,797	210,747
Gross profit	80,160	48,556	129,287	88,140
Product development	1,069	1,340	2,032	2,474
Selling, general and administrative expenses	49,711	30,816	92,500	58,281
Other operating income related to Oriental DreamWorks contributions	(2,859)	—	(2,859)	—
Operating income	32,239	16,400	37,614	27,385

Non-operating income (expense):
Interest income, net	777	616	1,640	1,184
Other income, net	1,050	1,326	2,042	3,842
(Increase) decrease in income tax benefit payable to former stockholder	(371)	283	(1,069)	392
Income before loss from equity method investees and income taxes	33,695	18,625	40,227	32,803

Loss from equity method investees	1,329	—	1,329	—
Income before income taxes	32,366	18,625	38,898	32,803
Provision for income taxes	10,118	5,853	10,536	10,957
Net income	22,248	12,772	28,362	21,846
Less: Net (loss) income attributable to non-controlling interests	(5)	—	532	—
Net income attributable to DreamWorks Animation SKG, Inc.	$22,253	$12,772	$27,830	$21,846

Net income per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net income per share	$0.27	$0.15	$0.33	$0.26
Diluted net income per share	$0.26	$0.15	$0.33	$0.26
Shares used in computing net income per share
Basic	83,524	84,125	84,094	84,031
Diluted	84,533	84,893	84,898	84,807
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$22,248	$12,772	$28,362	$21,846
Other comprehensive income, net of tax:
Foreign currency translation (losses) gains	(104)	(378)	(2,596)	123
Comprehensive income	22,144	12,394	25,766	21,969
Less: Comprehensive (loss) income attributable to non-controlling interests	(5)	—	532	—
Comprehensive income attributable to DreamWorks Animation SKG, Inc.	$22,149	$12,394	$25,234	$21,969

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Operating activities
Net income	$28,362	$21,846
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write-off of film and other inventory costs	178,023	176,990
Amortization of intangible assets	4,408	—
Stock-based compensation expense	9,837	10,515
Amortization of deferred financing costs	—	170
Depreciation and amortization	2,351	1,884
Revenue earned against deferred revenue and other advances	(39,061)	(32,544)
Income related to Oriental DreamWorks contributions	(10,700)	—
Loss from equity method investees	1,329	—
Deferred taxes, net	9,576	11,253
Changes in operating assets and liabilities, net of the effects of the acquisition of AwesomenessTV:
Trade accounts receivable	7,208	3,571
Receivables from distributors	(18,933)	10,790
Film and other inventory costs	(210,984)	(233,496)
Intangible assets	1,015	—
Prepaid expenses and other assets	(8,537)	(10,749)
Accounts payable and accrued liabilities	3,694	4,805
Payable to former stockholder	(14,929)	(14,593)
Income taxes payable/receivable, net	2,212	(276)
Deferred revenue and other advances	74,825	58,501
Net cash provided by operating activities	19,696	8,667
Investing activities
Purchase of non-marketable securities	—	(150)
Investments in unconsolidated entities	(14,720)	—
Purchases of property, plant and equipment	(14,858)	(39,348)
Purchase of AwesomenessTV, net of cash acquired	(30,093)	—
Net cash used in investing activities	(59,671)	(39,498)
Financing activities
Purchase of treasury stock	(25,854)	(4,165)
Borrowings from revolving credit facility	45,000	—
Repayments of borrowings from revolving credit facility	(10,000)	—
Net cash provided by (used in) financing activities	9,146	(4,165)
Effect of exchange rate changes on cash and cash equivalents	428	79
Decrease in cash and cash equivalents	(30,401)	(34,917)
Cash and cash equivalents at beginning of period	59,246	116,093
Cash and cash equivalents at end of period	$28,845	$81,176

Non-cash investing activities:
Intellectual property and technology licenses granted in exchange for equity interest	$10,129	$—
Services provided in exchange for equity interest	571	—
Total non-cash investing activities	$10,700	$—

Supplemental disclosure of cash flow information:
Cash (refunded) paid during the period for income taxes, net	$(1,529)	$610
Cash paid during the period for interest, net of amounts capitalized	$690	$395
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Business

The businesses and activities of DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") primarily include the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets.

Beginning with the domestic theatrical release of The Croods on March 22, 2013, the Company began to derive revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea, which are distributed by Oriental DreamWorks Holding Limited ("ODW") and C.J. E&M Corporation ("C.J."), respectively) exploitation of its films in the theatrical and various post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), the Company has agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period.

In addition, beginning with The Croods (released on April 19, 2013 in China), the Company also derives revenue from ODW's exploitation of the Company's feature films in the Chinese theatrical and post-theatrical markets. Pursuant to the master distribution agreement entered into with ODW, the Company has agreed to license certain exclusive distribution rights to ODW and exclusively engage them to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs in China. Pursuant to the master distribution agreement, prior to reporting any revenue for one of the Company's feature films, ODW is entitled to (i) retain a fee of 8.0% of all gross receipts, and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. The rights licensed to, and serviced by, ODW will terminate on the date that is the earlier of 15 months after the initial release of the film in China, or 24 months after delivery of the film to ODW of the last film released in China during such period. The Company holds a 45.45% equity interest in ODW. See Note 7 for further information related to the Company's accounting for its investment in ODW.

The Company continues to derive revenues from the distribution in worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount"), for films that were released on or before December 31, 2012, pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). With respect to each film for which Paramount has rendered fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release. Similar to how the Company accounts for revenues earned under the Paramount Agreements, the Company recognizes revenues derived from titles distributed by Fox, ODW and C.J., net of reserves for returns and rebates, and after each distributor has (i) retained its distribution fee and (ii) recovered all of its permissible distribution and marketing costs with respect to the Company’s films on a title-by-title basis.

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

Since August 2012, the Company's financial results also include those of Classic Media (see Note 3). Classic Media is primarily engaged in the acquisition and exploitation of character-based family entertainment properties across television, home entertainment, merchandising, music and other media channels worldwide. Classic Media has acquired, licensed or created intellectual property rights in relation to a number of characters including Veggie Tales, Casper, Lassie, Barbie, Postman Pat, Tinga Tinga Tales, Frosty and Rudolph the Red-Nosed Reindeer. Classic Media now operates under the brand name "DreamWorks Classics" and generates revenues from home entertainment products and licensing of intellectual property for sale or use (including consumer products, merchandise and live performances) and music publishing.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Events

Business Acquisition. On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, on May 3, 2013, a wholly-owned subsidiary of the Company ("the Merger Sub") merged with and into AwesomenessTV, Inc. (“ATV”), an online media production company. As a result of this transaction, ATV became a wholly-owned subsidiary of the Company. ATV generates revenues primarily from online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. Refer to Note 3 for further discussion of this acquisition.

Chinese Joint Venture. On April 3, 2013 ("ODW Closing Date"), the Company closed its previously announced transaction to form a Chinese Joint Venture, ODW (or the "Chinese Joint Venture") through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). Refer to Note 7 for further discussion of this investment.

Basis of Presentation

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned subsidiaries. The Company uses the equity method of accounting for investments in companies in which it has a 50% or less ownership interest and has the ability to exercise significant influence. Such investments are presented as investments in unconsolidated entities on the Company's consolidated balance sheets (refer to Note 7 for further information of such investments). Prior to recording its share of net income or losses from equity method investees, investee financial statements are converted to U.S. generally accepted accounting principles ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated. Intra-entity profit related to transactions with equity method investees is eliminated until the amounts are ultimately realized.

The accompanying unaudited financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K"). Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2013 presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year, or for any future period, as fluctuations can occur based upon the timing of the Company's films' theatrical and home entertainment releases, and television special broadcasts. In connection with the preparation of the Company's financial statements for the period ended June 30, 2013, the Company identified an error in the calculation of amortization expense related to its live performance business for the three months ended March 31, 2013, which it corrected during the three months ended June 30, 2013. The impact of the adjustments to the consolidated statement of income for the three months ended March 31, 2013 would have been to increase costs of revenues by $1.8 million, decrease income before income taxes in the amount of $1.8 million, decrease net income in the amount of $1.4 million and decrease diluted earnings per share by $0.02. In the opinion of management, the impact of the adjustments is not material to the financial position, results of operations or cash flows as previously reported for the three months ended March 31, 2013, nor to the three-month period ended June 30, 2013 in which the error was corrected.

Contingent Consideration

Pursuant to the Merger Agreement that the Company entered into in connection with the acquisition of ATV, the Company may be required to make future cash payments as part of the total purchase price to acquire ATV. The estimated liability recorded as of June 30, 2013 was based on a fair value analysis performed in conjunction with determining the purchase price allocation related to the ATV acquisition. The fair value measurement was determined using significant unobservable inputs (see Note 3 for a description of this contingent consideration arrangement and the key assumptions used to derive the estimated value). The estimate of the liability may fluctuate if there are changes in the forecast of ATV's future

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings or as a result of actual earnings levels achieved. Any changes in estimate of the contingent consideration liability will be reflected in the Company's results of operations in the period that the change occurs.

Other Operating Income Related to Oriental DreamWorks Contributions

Other operating income related to Oriental DreamWorks contributions consists of income recognized in connection with the Company's contributions to ODW in the form of consulting and training services and the license of technology. Costs incurred to fulfill the Company's obligations related to these contributions are included in selling, general and administrative expenses in its consolidated statements of income. Income related to the Company's contributions in the form of intellectual property licenses are included in revenues. The Company only recognizes the proportion of gains on contributions to equity method investees that is attributable to other investors' equity ownership interest in the investee.

As part of the Company's contribution commitments to ODW, it has committed to licensing certain of its internally developed animation technology to ODW, including preparing the software in a format that can be delivered to ODW and providing ongoing maintenance. The Company determined, due to the level of preparation involved, that this constitutes significant modification and customization of the existing software, and accordingly, it uses the percentage-of-completion method for recognition of the income associated with this contribution. Under the percentage-of-completion method, the Company uses costs incurred to measure progress towards completion. In addition, the Company makes certain estimates of the overall gross profit of the license granted and any changes in such estimates will be recorded in the period in which the change occurs. As the Company's investment in ODW is accounted for under the equity method of accounting, it only recognizes gross profit margin to the extent that control has transferred through the equity ownership interests (i.e. only 54.55% of the gross margin is recognized, which represents the portion of ODW that the Company does not own). This amount is classified as other operating income in the consolidated statements of income.

Variable Interest Entities

The Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of June 30, 2013, the Company determined that it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. As of June 30, 2013, the Company's consolidated financial statements included the activities of the VIE, including approximately $5.8 million of assets and approximately $3.5 million of revenues generated during the six months ended June 30, 2013. Additionally, during the six months ended June 30, 2013 and 2012, the Company's consolidated financial statements also included operating expenses incurred by the VIE of approximately $4.2 million and $3.0 million, respectively, which are classified in costs of revenues. The consolidation of the VIE had an immaterial impact on the Company's consolidated financial statements the three months ended June 30, 2013 and 2012.

In addition, the Company also determined that as of June 30, 2013, it had a variable interest in ODW as ODW does not have sufficient equity to fund its operations as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement. However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW, and as a result, it does not consolidate ODW into its financial statements. Refer to Note 7 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	ultimate revenues and ultimate costs of film, television product and live performance productions;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	determination of fair value of non-cash contributions to investments in unconsolidated entities;

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies and contingent consideration arrangements; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.

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

In July 2013, the FASB issued an accounting standard update relating to the presentation of unrecognized tax benefits. The accounting update requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. The guidance is effective for the Company's fiscal year beginning January 1, 2014, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2014 and is currently evaluating the impact that the new guidance will have on its consolidated financial statements.

3.	Acquisitions

For each business acquisition, the Company follows the acquisition method of accounting. Pursuant to the acquisition method, the Company allocates the purchase price (defined as the total consideration transferred) to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values is recorded as goodwill. The fair values of the acquired assets and assumed liabilities are subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the transaction's closing date) of the transaction that would change the fair value allocation as of the acquisition date.

AwesomenessTV

On May 3, 2013 (the “ATV Closing Date”), a newly formed subsidiary of the Company merged with and into ATV, with the Company acquiring all the outstanding interests of ATV. With this transaction, the Company acquired a next-generation media company, which through its multi-channel network presence on the internet, allows the Company to gain access to new content distribution methods, as well as a broader audience. The goodwill acquired represents the potential synergies between ATV's filmed content, character portfolio and the Company's cross-platform expansion plans. The goodwill is allocated to a reporting unit that is not part of a reportable segment. The Company's total consideration for this transaction totaled $129.0 million, including an accrual for estimated contingent consideration of $95.5 million. The following table outlines the components of consideration for the transaction (in thousands):

As of May 3, 2013
Cash payment	$33,460
Estimated contingent consideration	95,500
Total consideration	$128,960

The Merger Agreement for the transaction requires the Company to pay additional consideration to ATV's former shareholders if ATV increases its adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") over an adjusted EBITDA threshold, over a two-year period. Adjustments to EBITDA for purposes of determining the contingent consideration earned include, but are not limited to: ATV's employee bonus plan, non-cash gains and losses (such as those related to foreign currency accounting and reversals of prior year accruals) and changes in the fair value of contingent payment liabilities resulting from the acquisition of ATV. The estimated fair value of the contingent consideration arrangement at the acquisition date was $95.5 million. The Company estimated the fair value of the contingent consideration using the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monte-Carlo simulation model based on the estimated risk-adjusted cost of capital of ATV's adjusted EBITDA following integration into the Company. The key assumptions in applying the income approach were as follows: an 8.5% discount rate, volatility of 32.6% and a probability adjusted earnings measure for ATV of $25.0 million for 2014, and $41.0 million for 2015. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% or a volatility rate of 20.0% would change the estimated fair value of the contingent consideration to $91.5 million and $104.0 million, respectively. Under the Merger Agreement, the maximum contingent consideration that may be earned is $117.0 million. As of June 30, 2013, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of ATV and, as a result, the estimate of the fair value of the contingent consideration arrangement did not change between the ATV Closing Date and June 30, 2013.

The following table summarizes the preliminary allocation of the purchase price (in thousands):

As of May 3, 2013

Cash and cash equivalents	$1,340
Trade receivables(1)	1,279
Prepaid and other assets	434
Productions costs	612
Property, plant and equipment	183
Intangible assets	12,900
Total identified assets acquired	16,748

Accounts payable	655
Deferred revenue	2,057
Deferred tax liabilities, net	4,193
Total liabilities assumed	6,905
Net identified assets acquired	9,843
Goodwill(2)	119,117
Total consideration	$128,960
____________________

(1)	Gross contractual amounts due total $1.3 million, and of this amount, no amounts are deemed to be uncollectible.

(2)	The goodwill resulting from the acquisition of ATV is not deductible for tax purposes.

For the six months ended June 30, 2013, the Company incurred approximately $0.5 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the transaction. The transaction costs are included in selling, general and administrative expenses on the Company's consolidated statements of income and were recognized separately from the purchase price of the ATV transaction. The results of ATV's operations have been included in the Company's consolidated financial statements since the ATV Closing Date and had an immaterial impact on its consolidated statements of income for the three and six months ended June 30, 2013.

Pro Forma Financial Information

The following table presents (in thousands, except per share data) pro forma results of the Company, as though ATV and Classic Media had been acquired as of January 1, 2012 (the beginning of the comparable prior annual reporting period). These pro forma results do not necessarily represent what would have occurred if the ATV and Classic Media transactions had taken place on January 1, 2012, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and ATV and Classic Media prior to each of their acquisitions, with adjustments directly attributable to the acquisition. The pro forma results include increases to tax expense assuming ATV was part of the Company in the amount of $1.0 million for the three months ended June 30, 2012, and $1.4 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively. The pro forma results also include increases to amortization expense, related to the fair value of the intangible assets acquired, amounting to $1.0 million and $2.9 million for the three months ended

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2013 and 2012, respectively, and $3.9 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively.

	Three months ended		Six months ended,
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues	$213,984	$172,066	$348,905	$323,956
Net income attributable to DreamWorks Animation SKG, Inc.	$22,443	$9,878	$26,340	$14,813
Basic net income per share	$0.27	$0.12	$0.31	$0.18
Diluted net income per share	$0.27	$0.12	$0.31	$0.17

Classic Media

On August 29, 2012 (the "Classic Closing Date"), the Company acquired all of the outstanding shares of Classic Media by purchasing all of the stock of its parent holding company, Boomerang Media Holdings II LLC. The Company paid $157.6 million in net cash consideration for this transaction. The Company believes that the acquisition of Classic Media's extensive library revenue stream will support its ongoing diversification strategy.

The following table summarizes the preliminary allocation of the purchase price (in thousands):

As of August 29, 2012(1)

Cash and cash equivalents	$22,607
Trade receivables(2)	21,883
Physical inventory	5,243
Content library and programs in development	5,603
Prepaid expenses	716
Intangible assets	136,600
Property, plant and equipment	1,325
Other assets	1,104
Total identified assets acquired	195,081

Accounts payable	918
Accrued liabilities	15,734
Deferred revenue	5,628
Deferred tax liabilities, net	20,586
Total liabilities assumed	42,866
Net identified assets acquired	152,215
Goodwill(3)	28,649
Net assets acquired	180,864
Less: Non-controlling interests	630
Total cash consideration transferred	$180,234

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

____________________

(1)
Measurement period adjustments included a decrease to trade receivables assumed of $0.3 million, a decrease to accrued liabilities assumed of $0.3 million, a decrease to deferred tax liabilities of $8.2 million and other adjustments that were not material, resulting in a decrease of $8.3 million to goodwill.

(2)	Gross contractual amounts due total $22.5 million, and of this amount, no amounts are deemed to be uncollectible.

(3)	The goodwill resulting from the acquisition of Classic Media is not deductible for tax purposes.

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

Summary of Changes in Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2013 were as follows (in thousands):

Balance as of December 31, 2012	$71,406
Acquisition of ATV	119,117
Measurement period adjustments related to the acquisition of Classic Media	(8,540)
Balance as of June 30, 2013	$181,983

4.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of June 30, 2013, the fair value and carrying value of trade accounts receivable was $94.0 million and $93.8 million, respectively.

The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheets. The fair value of these investments at June 30, 2013 and December 31, 2012 was measured based on quoted prices in active markets.

5.	Film and Other Inventory Costs

Film, television, live performance and other inventory costs consist of the following (in thousands):

	June 30, 2013	December 31, 2012
In release, net of amortization(1)	$354,599	$339,896
Completed, not released(2)	127,006	13,183
In production(3)	335,309	422,520
In development	58,156	44,883
Total film, television, live performance and other inventory costs, net	$875,070	$820,482
 ____________________

(1)
Includes $28.4 million and $31.2 million of capitalized live performance costs at June 30, 2013 and December 31, 2012, respectively. In addition, as of June 30, 2013 and December 31, 2012, this category includes $6.1 million and $4.2 million, respectively, of physical inventory of Classic Media titles for distribution in the home entertainment market.

(2)
As of June 30, 2013, consists primarily of the Company's feature film Turbo that was released into the domestic theatrical market on July 17, 2013. As of December 31, 2012, consists of a Valentine's Day-themed television special (based on characters from the Company's feature film Madagascar) that was released into the home entertainment market during the three months ended March 31, 2013.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Includes $5.7 million of capitalized live performance costs at June 30, 2013 and December 31, 2012, respectively.

The Company anticipates that 54% and 85% of the above "in release" film costs as of June 30, 2013 will be amortized over the next 12 months and three years, respectively.

6.	Intangible Assets

Intangible assets consist of various character rights, the majority of which were obtained as a result of the acquisition of Classic Media during the year ended December 31, 2012, and the acquisition of ATV during the three months ended June 30, 2013. Intangible assets acquired in connection with the acquisition of ATV primarily consist of programming content. As of June 30, 2013 and December 31, 2012, intangible assets included $49.5 million of indefinite-lived intangible assets. In addition, intangible assets were comprised of definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of June 30, 2013:
Character rights	13.9	$99,907	(5,415)	(2,346)	$92,146
Programming content	2.0	11,200	(970)	—	10,230
Trademarks and trade names	10.0	1,200	(20)	—	1,180
Other intangibles	2.0	500	(42)	—	458
Total		$112,807	(6,447)	(2,346)	$104,014

As of December 31, 2012:
Character rights	14.0	$100,027	(2,189)	908	$98,746

7.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	June 30, 2013 Ownership Percentage	June 30, 2013	December 31, 2012
Oriental DreamWorks Holding Limited	45.45%	$15,464	$—
All Other	30%-50%	2,260	—
Total equity method investments		17,724	—

Total cost method investments		16,281	9,782
Total investments in unconsolidated entities		$34,005	$9,782

Under the equity method of accounting, the carrying value of an investment is adjusted for the Company's proportionate share of the investees' earnings and losses (adjusted for the amortization of any differences in the basis of the Company's investment in ODW compared to the Company's share of venture-level equity), as well as contributions to and distributions from the investee. The Company classifies its share of income or loss from investments accounted for under the equity method as income/loss from equity method investees in its consolidated statements of income. Loss from equity method investees consist of the following (in thousands):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and six months ended June 30, 2013
Oriental DreamWorks Holding Limited(1)	$957
All Other	372
Loss from equity method investees	$1,329
 ____________________

(1)
The Company is recording its share of ODW results on a one-month lag. Accordingly, for the three months ended June 30, 2013, the Company's consolidated financial statements include its share of losses incurred by ODW for the period from April 3, 2013 (ODW Closing Date) to May 31, 2013.

Oriental DreamWorks Holding Limited

On April 3, 2013, the Company formed ODW, the Chinese Joint Venture (see Note 1 for further information). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $5.7 million was funded at the ODW Closing Date, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $15.9 million had been satisfied as of June 30, 2013). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two feature in-development film projects developed by the Company and consulting and training services. During the three months ended June 30, 2013, the Company's consolidated statements of income included $7.8 million of revenues and $2.9 million of other operating income recognized in connection with non-cash contributions made to ODW.

As of June 30, 2013, the Company's remaining contributions include the following: (i) $44.3 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects (the specific projects of which have not yet been identified), (iii) licenses of technology and certain other intellectual property of the Company and (iv) approximately $9.9 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

Basis Differences. The Company's investment in ODW does not equal the venture-level equity (the amount recorded on the balance sheet of ODW) due to various basis differences. Basis differences related to definite-lived assets are being amortized based on the useful lives of the related assets. Basis differences related to indefinite-lived assets are not being amortized. The following are the differences between the Company's venture-level equity and the balance of its investment in ODW (in thousands):

June 30, 2013
Company's venture-level equity	$55,257
Technology and intellectual property licenses(1)	(23,661)
Other(2)	(16,132)
Total ODW investment recorded	$15,464
____________________

(1)
Represents differences between the Company's historical cost basis and the equity basis reflected at the venture-level (the amount recorded on the balance sheet of ODW) related to the Company's contributions of technology and intellectual property licenses. These basis differences arise because the contributed assets are recorded at fair value by ODW.

(2)	Represents the Company's net contribution commitment due to ODW.

Other Transactions with ODW. The Company has entered into various transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China. In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on a pre-determined rate schedule which approximates the Company's actual cost of providing such services. During the three and six months ended June 30, 2013, the Company's consolidated statements of income included $13.0 million of revenues earned through ODW's distribution of the Company's feature film The Croods. As of June 30, 2013, the Company's

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheets included the following receivables: $1.3 million classified as a component of trade accounts receivable and $13.3 million classified as a component of receivables from distributors.

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee compensation	$47,094	$34,513
Participations and residuals	45,126	46,201
Contingent consideration(1)	95,500	—
Deferred rent	5,976	6,063
Other accrued liabilities	34,010	37,109
Total accrued liabilities	$227,706	$123,886
  ____________________

(1)	As of June 30, 2013, represents the Company's estimate of the amount of contingent consideration payable in connection with the acquisition of ATV. See Note 3 for further information.

As of June 30, 2013, the Company estimates that over the next 12 months it will pay approximately $22.8 million of its participation and residual costs.

9.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the related amounts earned and recorded either as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

			Amounts Earned
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Home Box Office Inc. Advance(1)	$16,000	$—	$19,000	$15,000	$19,000	$15,000
Licensing Advances	232	42	42	3,750	910	3,750
Deferred Revenue	18,047	16,547	5,499	4,249	11,166	4,640
Strategic Alliance/Development Advances(2)	4,532	1,667	6,816	6,551	15,890	13,101
Other Advances	13,823	7,261	5,065	5,246	11,014	5,709
Total deferred revenue and other advances	$52,634	$25,517
  ____________________

(1)
The Company remains a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. ("HBO"), pursuant to which the Company receives advances against license fees payable for future film product. The output term of the agreement expired at the end of 2012. Accordingly, the last feature film subject to this agreement is Rise of the Guardians, which is expected to be released in the pay television market during the three months ending September 30, 2013.

(2)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended June 30, 2013 and 2012, $2.7 million and $2.6 million, respectively, and $7.9 million and $7.4 million for the six months ended June 30, 2013 and 2012, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended June 30, 2013 and 2012, of the total amounts earned against the "Strategic Alliance/Development Advances," $0.7 million and $1.1 million, and for the six months ended June 30, 2013 and 2012, $1.2 million and $1.1 million, respectively, were recorded as a reduction to other assets. During the six months ended June 30, 2013, $1.3 million was recorded as a reduction to prepaid expenses. During the six months ended June 30, 2013 and 2012, $1.0 million and $0.9 million, respectively, were recorded as a reduction to operating expenses.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Financing Arrangements

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

The following table summarizes information associated with the Company's revolving credit facility (in thousands, except percentages):

					Interest Expense
	Balance Outstanding at		Maturity Date	Interest Rate at June 30, 2013	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2013	December 31, 2012			2013	2012	2013	2012
Revolving Credit Facility	$200,000	$165,000	August 2017	2.69%	$215	$193	$435	$386

Interest cost on borrowed funds that are invested in major projects with substantial development or construction phases are capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. Interest capitalized to film costs during the three and six months ended June 30, 2013 totaled $1.5 million and $2.9 million, respectively. No interest was capitalized during the three and six months ended June 30, 2012 as the Company did not have any outstanding borrowings.

As of June 30, 2013, the Company was in compliance with all applicable financial debt covenants.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

Set forth below is a reconciliation of the components that caused the Company's provision for income taxes (including the income statement line item "Increase/decrease in income tax benefit payable to former stockholder") to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Provision for income taxes (combined with increase/decrease in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(1.7)	(4.1)	(1.9)	(1.4)
Export sales exclusion/manufacturer's deduction(2)	(0.7)	(3.3)	0.8	(3.1)
Research and development credit(2)	(1.8)	—	(6.1)	—
Federal energy tax credit(3)	(2.0)	—	(2.1)	—
Executive compensation	3.2	0.9	3.2	0.6
Tax differential on foreign earnings	(0.3)	2.7	(0.3)	1.5
Other	0.3	(0.8)	0.4	—
Effective tax rate (combined with increase/decrease in income tax benefit payable to former stockholder)(1)	32.0%	30.4%	29.0%	32.6%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	—	(0.1)	—	(0.2)
Export sales exclusion/manufacturer's deduction(2)	0.4	3.1	(1.0)	2.9
Other	(1.5)	(1.5)	(1.6)	(1.5)
Total change in income tax benefit payable to former stockholder(1)	(1.1)%	1.5%	(2.6)%	1.2%
Effective tax rate	30.9%	31.9%	26.4%	33.8%
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

The Company's California state tax returns for the years ended December 31, 2005 through 2007 are currently under examination by the California Franchise Tax Board, and all subsequent tax years remain open to audit. The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's India income tax returns are currently under examination for the tax years ended March 31, 2010 through 2012.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stockholders’ Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three and six months ended June 30, 2013, the Company repurchased 0.5 million and 1.3 million shares, respectively, of its outstanding Class A Common Stock for $8.8 million and $25.0 million, respectively, under the July 2010 authorization. During the three and six months ended June 30, 2012, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2013, the Company's remaining authorization under the stock repurchase program was $100.0 million.

Non-controlling Interests

As discussed in Note 3, the Company has recorded a non-controlling interest on its consolidated balance sheets, as a separate component of equity, which represents JWP's equity interest in a joint venture that the Company consolidates. The net income attributable to the non-controlling interests is presented in the Company’s consolidated statements of income. There is no other comprehensive income or loss attributable to the non-controlling interests. The following table presents the changes in equity for the six months ended June 30, 2013 (in thousands):

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2012	$1,345,616	$630	$1,346,246
Issuance of shares for vesting of restricted shares	(724)	—	(724)
Stock-based compensation	18,224	—	18,224
Purchase of treasury shares	(24,961)	—	(24,961)
Foreign currency translation adjustments	(2,596)	—	(2,596)
Distributions to non-controlling interest holder	—	(45)	(45)
Net income	27,830	532	28,362
Balance as of June 30, 2013	$1,363,389	$1,117	$1,364,506

13.	Stock-Based Compensation

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June 30, 2013 and 2012, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total stock-based compensation	$5,762	$5,379	$9,837	$10,515
Tax impact(1)	(1,844)	(1,635)	(2,853)	(3,427)
Reduction in net income, net of tax	$3,918	$3,744	$6,984	$7,088
 ____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item "Increase/decrease in income tax benefit payable to former stockholder" (see Note 11).

Stock-based compensation cost capitalized as a part of film costs was $4.0 million and $4.6 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $8.3 million and $9.1 million for the six-month periods ended June 30, 2013 and 2012, respectively.
The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three- and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2013
Restricted stock and restricted stock units	166	$21.49	427	$18.67
2012
Restricted stock and restricted stock units	154	$17.55	291	$17.62

As of June 30, 2013, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $73.6 million and will be amortized on a straight-line basis over a weighted average period of 1.8 years.

14.	Reportable Segments

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on the reportable segments and reconciliations of total segment revenues, gross profit and significant assets to consolidated financial statements are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Film and TV Specials/Series	$200,680	$156,317	$297,600	$286,284
Classic Media	8,971	—	36,849	—
Other(1)	3,785	6,486	13,635	12,603
Total Revenues	$213,436	$162,803	$348,084	$298,887

Gross Profit
Film and TV Specials/Series	$76,801	$56,499	$108,747	$98,972
Classic Media	3,040	—	19,766	—
Other(1)	319	(7,943)	774	(10,832)
Total Gross Profit(2)	$80,160	$48,556	$129,287	$88,140
____________________
(1) Includes all other activities that are not a part of the Company's reportable segments (e.g., ATV, live performances).
(2) The Company defines segment profit as segment revenues less segment costs of revenues ("segment gross profit"). The Company's segment gross profit is equivalent to total gross profit as presented on the consolidated statements of income, which includes a reconciliation to consolidated income before income taxes.

	June 30, 2013	December 31, 2012
Significant Assets by Segment
Film and TV Specials/Series
Trade accounts receivable, net	$68,844	$84,213
Receivable from distributors, net	285,118	263,754
Film and other inventories, net	827,256	772,338
Intangible assets, net	11,900	11,900
Goodwill	34,216	34,216
	1,227,334	1,166,421
Classic Media
Trade accounts receivable, net	20,121	22,876
Film and other inventories, net(1)	12,397	10,379
Intangible assets, net	129,746	136,334
Goodwill	28,649	37,190
	190,913	206,779
Other(2)	693,643	571,692
Total Assets	$2,111,890	$1,944,892
 ____________________

(1)	Consists primarily of programs in release, programs in development and physical inventory.

(2)	"Other" includes unallocated assets (primarily working capital and property, plant and equipment), as well as assets related to segments that are not reportable.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Related Party Transactions

Aircraft Sublease Agreement with a Stockholder

The Company has entered into an aircraft sublease (the "Sublease") agreement with an entity controlled by Jeffrey Katzenberg, the Company's Chief Executive Officer and a significant stockholder, for use of an aircraft that such entity leases from the aircraft owner, a company previously jointly owned indirectly by Mr. Katzenberg and Mr. Spielberg (who is also a stockholder in the Company). Under the Sublease, the Company pays all the aircraft operating expenses on Mr. Katzenberg's Company-related flights. In addition, in the event that Mr. Katzenberg uses the aircraft for Company-related travel more than 46 hours (32 hours beginning June 2012) in any calendar year, the Company pays the subleasing entity a specified hourly rate for those hours. During the three and six months ended June 30, 2012, costs incurred related to the sublease were not material. The Company ceased to use this aircraft as of January 1, 2013.

Transactions with ODW

During the three months ended June 30, 2013, the Company had various transactions with a related party, ODW. See Note 7 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG").  From time to time, the Company and UMG make payments to each other in connection with the licensing of music that is owned by the other company (or for which the other company serves as the music publisher).  In addition, UMG serves as the music publisher for the Company's Classic Media business (which the Company acquired in August 2012). Finally, UMG and ATV (which the Company acquired in May 2013) have recently formed joint ventures related to the music business. For the three months ended June 30, 2013, revenues recognized related to the arrangements were not material. During the six months ended June 30, 2013, revenues earned from UMG were not material. During the three and six months ended June 30, 2013, the Company incurred expenses totaling $0.3 million (which were recorded as film inventory costs), related to these arrangements.

16.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's third-party distributors, Paramount and Fox. Paramount represented approximately 47% and 81% of total revenue for the three-month periods ended June 30, 2013 and 2012, respectively, and 51% and 84% for the six-month periods ended June 30, 2013 and 2012, respectively. Fox represented approximately 28% and 18% for the three- and six-month periods ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, approximately 61% and 49%, respectively, of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix.

17.Commitments and Contingencies

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

Contributions to ODW. The Company has committed to making certain contributions in connection with the formation of ODW. Refer to Note 7 for further discussion related to these commitments.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Consideration. As a result of the Company's acquisition of ATV, the Company may be obligated to make additional contingent cash payments as part of the purchase price. Refer to Note 3 for further discussion.

18.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock attributable to DreamWorks Animation SKG, Inc. (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income per share of common stock attributable to DreamWorks Animation SKG, Inc.	$22,253	$12,772	$27,830	$21,846
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	83,634	84,220	84,204	84,133
Less: Unvested restricted stock	(110)	(95)	(110)	(102)
Denominator for basic calculation	83,524	84,125	84,094	84,031
Weighted average effects of dilutive stock-based compensation awards:
Restricted stock awards	1,009	768	804	776
Denominator for diluted calculation	84,533	84,893	84,898	84,807
Net income per share—basic	$0.27	$0.15	$0.33	$0.26
Net income per share—diluted	$0.26	$0.15	$0.33	$0.26

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options to purchase shares of common stock and restricted stock awards	1,714	2,870	3,180	2,929
Stock appreciation rights	5,112	4,655	5,172	4,962
Total	6,826	7,525	8,352	7,891

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares as the required performance conditions had not been met as of June 30, 2013 nor 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options to purchase shares of common stock and restricted stock awards	716	356	716	356

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Restructuring Charges

During the quarter ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. As a result, during the year ended December 31, 2012, the Company recorded a liability for non-retirement postemployment benefit charges totaling $4.6 million for 178 employees. These charges were recorded in costs of revenues in the Company's consolidated statements of operations. During the three months ended March 31, 2013, the Company implemented a restructuring plan to lower the cost structure, which resulted in a commitment to further reduce its workforce. As a result, the Company incurred additional restructuring charges attributable to employee-related costs (primarily related to severance and benefits) totaling $0.4 million for 12 employees, and $2.9 million for 59 employees for the three and six months ended June 30, 2013, respectively. These charges were recorded in costs of revenues and selling, general and administrative expenses in the Company's consolidated statements of income. Payments made during the three and six months ended June 30, 2013 totaled $2.5 million and $4.5 million, respectively, related to these restructuring plans. As of June 30, 2013, $2.9 million remained accrued as a liability. The Company expects to complete its restructuring plans by the end of 2013. The Company's restructuring plans are attributable to its Film and Television Specials/Series reportable segment.

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

Management Overview

The following is a summary of the significant items that impacted our financial results for the three and six months ended June 30, 2013:

•
During the three and six months ended June 30, 2013, we earned net income (which excludes net income attributable to non-controlling interests) of $22.2 million, or $0.26 per diluted share, and $27.8 million, or $0.33 per diluted share, respectively. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the three and six months ended June 30, 2013, The Croods (our March 2013 theatrical release) generated revenues of $71.8 million and $75.8 million, respectively, earned in the worldwide theatrical markets. The film recouped its distribution and marketing costs during the three months ended June 30, 2013. Further discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results —Revenues—Current year theatrical releases."

•
During the three and six months ended June 30, 2013, our operating results included $9.0 million and $36.8 million, respectively, of revenues and $3.0 million and $19.8 million, respectively, of gross profit attributable to Classic Media. Further discussion of revenues attributable to Classic Media is provided in the section entitled "—Overview of Financial Results—Revenues—Non-theatrical releases—Classic Media."

•
In May 2013, we completed the acquisition of AwesomenessTV ("ATV"). From the closing date through June 30, 2013, our operating results included $3.5 million of revenues and $1.5 million of gross profit generated by ATV. Further information on ATV is provided below in "Recent Developments" and in the section entitled "—Overview of Financial Results—Revenues—Non-theatrical releases—Other."

•
During the three and six months ended June 30, 2013, our selling, general and administrative expenses increased $18.9 million and $34.2 million, respectively, in comparison to the same respective periods of the prior year, which were primarily driven by selling, general and administrative expenses related to Classic Media (which we acquired in August 2012), as well as higher salaries and benefits, including annual incentive compensation. Further discussion is provided in the section entitled "—Overview of Financial Results—Selling, General and Administrative Expenses."

Recent Developments

Acquisition of AwesomenessTV

On May 3, 2013 ("ATV Closing Date"), a wholly-owned subsidiary of ours (the "Merger Sub") merged with and into ATV, with ATV surviving as a wholly-owned subsidiary of the Company. ATV is an online media production company and generates revenues from online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. We acquired all of the outstanding equity interests in ATV for initial cash consideration of $33.5 million. In addition, we may be obligated to make additional contingent cash payments from time to time if certain adjusted earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable is $117.0 million. As of June 30, 2013, our estimate of the contingent consideration payable was $95.5 million (see Note 3 of our unaudited consolidated financial statements for key assumptions used). We derived this estimate using a Monte Carlo simulation model that takes into account a probability adjusted earnings measure. The acquisition was accounted for as a purchase, with the results of operations of ATV included in the Company's consolidated results from the date of acquisition.

Formation of Chinese Joint Venture

On April 3, 2013 ("ODW Closing Date"), the Company closed its previously announced transaction to form a Chinese Joint Venture, Oriental DreamWorks Holding Limited ("ODW" or the "Chinese Joint Venture") through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). The purpose of ODW is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language. Further details are provided in Note 7 of the notes to the unaudited consolidated financial statements.

Our Business and Distribution and Servicing Arrangements

Our business is primarily devoted to developing, producing and exploiting animated feature films and their associated characters, as well as creating television specials/series and live performances based on such characters. Beginning with our first feature film theatrically released in 2013 (which was The Croods released in the domestic theatrical market on March 22, 2013), we derive revenue from Twentieth Century Fox Film Corporation's worldwide (except China and South Korea, which are distributed by ODW and C.J. E&M Corporation, respectively) exploitation of our films in the theatrical and various post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period.

Beginning with The Croods (released on April 19, 2013 in China), we also began to derive revenue from ODW's exploitation of our feature films in the Chinese theatrical and post-theatrical markets. Pursuant to the master distribution agreement entered into with ODW, we have agreed to license certain exclusive distribution rights to ODW and exclusively engage them to render fulfillment services with respect to certain of our animated feature films and other audiovisual programs in China. The rights licensed to, and serviced by, ODW will terminate on the date that is the earlier of 15 months after the initial release of the film in China, or 24 months after delivery of the film to ODW of the last film released in China during such period.

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

We derive revenue from our distributors' worldwide exploitation of our feature films in theaters and in post-theatrical markets such as home entertainment, digital, pay and free broadcast television, as well as other ancillary markets. Pursuant to the Fox Distribution Agreement, prior to reporting any revenue for one of our feature films to us, Fox is entitled to (i) retain a fee of 8.0% of all gross receipts and home video gross receipts, except in connection with certain pay television and video-on-demand rights and other digital distribution rights, for which the fee will be 6.0%, and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. Pursuant to the Paramount Agreements, prior to reporting to us any revenue for one of our feature films as to which it provides distribution or fulfillment services, Paramount is entitled to (i) retain a fee of 8.0% of gross revenue (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees), and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. Pursuant to our distribution arrangement with ODW, prior to reporting any revenue for one of our feature films to us, ODW is entitled to (i) retain a fee of 8.0% of all gross receipts, and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis.

As such, under the various distributor agreements, each film’s total expenses and fees are offset against that film’s revenues on a worldwide basis across all markets, and our distributor reports no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and our distributors only report additional revenue to us for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, our reported revenues in any period are often a result of gross revenues with respect to an individual film generated in one or several territories being offset by the gross costs of both related and unrelated territories, as well as markets, for such film.

In addition, we generate royalty-based revenues from the licensing of our character and film elements to consumer product companies, home entertainment companies, theme parks, cruise ships and hotels worldwide. We have also entered into business activities beyond our core feature film business, including the development, production and licensing of animated television specials/series and live performances. Certain revenue and cost activities related to our live performances and our television specials/series are not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. We launched a live arena touring show based on our feature film How to Train Your Dragon on June 27, 2012, following a limited international launch in March 2012. The final performance of this arena touring show was in January 2013. The live arena touring show was operated through a third-party entity that we consolidate because we have determined that the entity qualifies as a variable interest entity due to our commitment to fund all losses. We have entered into an arrangement to license the show directly to a third party, as well as to sell the majority of the physical assets of the production, for exploitation in China. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties.

Classic Media

Since the close of our acquisition of Classic Media on August 29, 2012, our operating results include those of Classic Media. Classic Media has two primary revenue streams: (i) licensing activities ("Classic Licensing"), and (ii) physical product sales (e.g., DVD, Blu-Ray and audio products) ("Classic Product Sales"). Classic Media licenses intellectual property rights for a variety of uses, including television, video and digital distribution, consumer products, live events and music publishing. The majority of Classic Product Sales are conducted through distribution agreements with various third parties. Revenues from Classics Product Sales are primarily generated in the U.S., the United Kingdom and Canada.

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

As a result of our acquisition of Classic Media, costs of revenues also includes costs related to physical inventory sales, distribution fees for Classic Media product, amortization of intangible assets (which consists of certain character rights), marketing costs directly associated with the release of a product and participation and residual costs.

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

•
Other Operating Income Related to Oriental DreamWorks Contributions—Consists of income recognized in connection with our contributions to ODW in the form of consulting and training services and the license of technology.

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

Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributors fluctuate based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributors on a film-by-film basis, which varies depending upon a film’s overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuate depending on when each title is made available. Furthermore, revenues related to our television specials/series fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television special/series broadcasts. We expect that revenues generated by our subsidiary, Classic Media, will tend to be higher during the fourth quarter of each calendar year due to the holiday-themed content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results, as well as our cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of income. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$213.4	$162.8	$50.6	31.1%	$348.0	$298.9	$49.1	16.4%
Costs of revenues	133.3	114.2	19.1	16.7%	218.8	210.7	8.1	3.8%
Gross profit	80.1	48.6	31.5	64.8%	129.2	88.2	41.0	46.5%
Product development	1.1	1.3	(0.2)	(15.4)%	2.0	2.5	(0.5)	(20.0)%
Selling, general and administrative expenses	49.7	30.8	18.9	61.4%	92.5	58.3	34.2	58.7%
Other operating income related to Oriental DreamWorks contributions	(2.9)	—	(2.9)	(100.0)%	(2.9)	—	(2.9)	(100.0)%
Operating income	32.2	16.4	15.8	96.3%	37.6	27.4	10.2	37.2%

Non-operating income (expense):
Interest income, net	0.8	0.6	0.2	33.3%	1.6	1.2	0.4	33.3%
Other income, net	1.0	1.3	(0.3)	(23.1)%	2.0	3.8	(1.8)	(47.4)%
(Increase) decrease in income tax benefit payable to former stockholder	(0.4)	0.3	(0.7)	NM	(1.1)	0.4	(1.5)	NM
Income before loss from equity method investees and income taxes	33.6	18.6	15.0	80.6%	40.1	32.8	7.3	22.3%

Loss from equity method investees	1.3	—	1.3	100.0%	1.3	—	1.3	100.0%
Income before income taxes	32.3	18.6	13.7	73.7%	38.8	32.8	6.0	18.3%
Provision for income taxes	10.1	5.8	4.3	74.1%	10.5	11.0	(0.5)	(4.5)%
Net income	22.2	12.8	9.4	73.4%	28.3	21.8	6.5	29.8%
Less: Net income attributable to non-controlling interests	—	—	—	—%	0.5	—	0.5	100.0%
Net income attributable to DreamWorks Animation SKG, Inc.	$22.2	$12.8	$9.4	73.4%	$27.8	$21.8	$6.0	27.5%

Diluted net income per share attributable to DreamWorks Animation SKG, Inc.	$0.26	$0.15	$0.11	73.3%	$0.33	$0.26	$0.07	26.9%
Diluted shares used in computing diluted net income per share	84.5	84.9		(0.5)%	84.9	84.8		0.1%
  ____________________
NM: Not meaningful

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following chart sets forth (in millions), for the periods presented, our revenues by category. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Revenues ($ in millions)
$213.4(1)
Current year theatrical releases, $71.8
33.6%
Prior year theatrical releases, $65.6
30.7%
Preceding year theatrical releases, $1.4
0.7%
Library, $41.3
19.4%
Classic Media(2), $9.0
4.2%
All other(3), $24.3
11.4%
$162.8(1)
Current year theatrical releases, $54.8
33.7%
Prior year theatrical releases, $69.2
42.5%
Preceding year theatrical releases, $1.4
0.9%
Library, $27.4
16.8%
All other(3), $10.0
6.1%
2Q 2013
2Q 2012

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

(3)
For each period shown, "All other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "All other" are those generated by ATV and from multi-property licenses of our characters (such as for use at theme parks, hotels or cruise ships), television specials/series and live performances, as well as revenues generated from sources that are non-film related.

Revenues. For the three months ended June 30, 2013, our revenues were $213.4 million, an increase of $50.6 million, or 31.1%, as compared to $162.8 million for the three months ended June 30, 2012.

Theatrical Releases

The following chart sets forth the components of our theatrical release revenues, by category, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 (in millions):

$180.1
$152.8
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Revenues ($ in millions)
The Croods, $71.8
Rise of the Guardians, $16.7
Madagascar 3, $48.9
Puss in Boots, $1.4
Library, $41.3
Madagascar 3, $54.8
Puss in Boots, $22.8
Kung Fu Panda 2, $46.4
Megamind, $1.4
Library, $27.4
2Q 2013
2Q 2012
Current year theatrical releases
Prior year theatrical releases
Preceding year theatrical releases
Library

Current year theatrical releases. Revenues generated by our "Current year theatrical release" category increased $17.0 million, or 31.0%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012, primarily due to the timing of the release of our feature films. Our feature film The Croods was released in March 2013 and during the three months ended June 30, 2013, contributed $71.8 million, or 33.6%, of revenues, earned in the worldwide theatrical markets. As a result of the film's strong performance in the worldwide theatrical markets, our distributors recouped their distribution and marketing costs during the three months ended June 30, 2013. During the prior year, our feature film Madagascar 3 was released in June 2012 and during the three months ended June 30, 2012, contributed $54.8 million, or 33.7%, of revenues, earned in the worldwide theatrical markets. Although our distributor also recouped its distribution and marketing costs for Madagascar 3 in the quarter of release due to the film's strong performance, it contributed less revenues to the three months ended June 30, 2012, as compared to the amount contributed by The Croods during the same period of the current year, as a result of the later timing of the initial theatrical release.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $3.6 million, or 5.2%, to $65.6 million during the three months ended June 30, 2013 when compared to $69.2 million during the three months ended June 30, 2012. The primary drivers of our "Prior year theatrical releases" revenues were the following:

•
Rise of the Guardians (our November 2012 release) was a weak title compared to Puss in Boots (our October 2011 release). During the three months ended June 30, 2013, Rise of the Guardians contributed $16.7 million, or 7.8%, of revenues, primarily earned in the worldwide home entertainment and television markets. During the three months ended June 30, 2012, Puss in Boots contributed $22.8 million, or 14.0% of revenues, primarily earned in the international home entertainment market; and

•
During the three months ended June 30, 2013, Madagascar 3 (released in the second quarter of 2012) contributed $48.9 million, or 22.9%, of revenues, primarily earned in the worldwide television markets. During the three months ended June 30, 2012, Kung Fu Panda 2 (released in the second quarter of 2011) contributed $46.4 million, or 28.5%, of revenues, primarily earned in the digital and the worldwide television markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues generated by our "Preceding year theatrical releases" category remained consistent at $1.4 million during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. During the three months ended June 30, 2013, Puss in Boots contributed $1.4 million, or 0.7%, of revenues, primarily earned in the international home entertainment market. During the three months ended June 30, 2012, Megamind contributed $1.4 million, or 0.9%, of revenues, primarily earned in the worldwide home entertainment market.

Library. Revenue from our "Library" category increased $13.9 million, or 50.7%, to $41.3 million during the three months ended June 30, 2013 when compared to $27.4 million during the three months ended June 30, 2012, primarily due to the addition of Kung Fu Panda 2 to our library. During the three months ended June 30, 2013 and 2012, revenues generated by our "Library" category were attributable to a variety of titles earned across several markets.

Non-theatrical Releases

The following table sets forth the components of our non-theatrical release revenues, by category, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
Category	2013	2012	$	%
Classic Media	$9.0	N/A(1)	N/A(1)	N/A(1)
All other:
Television specials/series	15.2	1.8	13.4	NM
Other(2)	9.1	8.2	0.9	11.0%
Total All other revenues	24.3	10.0	14.3	NM
Total Non-theatrical release revenues	$33.3	$10.0	$23.3	NM
NM: Not Meaningful.
(1) N/A: Not applicable as we did not complete our acquisition of Classic Media until August 29, 2012.
(2)  For each period shown, "Other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "Other" are those generated by ATV and from multi-property licenses of our characters (such as for use at theme parks, hotels or cruise ships), as well as revenues generated from sources that are non-film related.

Classic Media. Since the close of our acquisition on August 29, 2012, our revenues include revenues generated by Classic Media. During the three months ended June 30, 2013, revenues generated by Classic Media were $9.0 million, or 4.2% of our consolidated revenues. These revenues were primarily generated from licensing activities and home entertainment product sales.

All other. Revenues generated by our "All other" category increased $14.3 million to $24.3 million during the three months ended June 30, 2013 when compared to $10.0 million during the three months ended June 30, 2012. The main components of our "All other" revenues were the following:

Television specials/series. As illustrated in the table above, revenues generated from our television specials/series increased $13.4 million, which was primarily attributable to our television special Madly Madagascar, released during the three months ended March 31, 2013 into the home entertainment market. During the three months ended June 30, 2013, Madly Madagascar earned revenues primarily in the domestic home entertainment and digital markets.

Other. As illustrated in the table above, revenues generated from our "Other" category increased $0.9 million, primarily due to the following:

•
Revenues generated from our live performances decreased $6.3 million, or 96.9%. During the three months ended June 30, 2012, revenues from our live performances were primarily attributable to the London version of our Shrek The Musical show. Our How to Train Your Dragon arena show and the London version of our Shrek The Musical show had the final performances of their initial engagements in January 2013 and February 2013, respectively. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties;

•
Since the close of our acquisition on May 3, 2013, our revenues include those generated by ATV. During the three months ended June 30, 2013, revenues generated by ATV were $3.5 million, or 1.6% of consolidated revenues, which primarily relate to content licensing fees earned; and

•
In exchange for our equity interest in ODW, we granted an intellectual property license to certain of our trademarks and trade names valued at $6.3 million. As a result, we recognized revenues in the amount of $3.4 million, which represents the portion of the license value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

Costs of Revenues.  Costs of revenues for the three months ended June 30, 2013 totaled $133.3 million, an increase of $19.1 million, or 16.7%, compared to $114.2 million for the three months ended June 30, 2012. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 62.4% for the three months ended June 30, 2013 and 70.2% for the three months ended June 30, 2012. Costs of revenues were impacted by the following factors:

•
An overall lower amortization rate of our feature films (which are our primary source of revenues) during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. The primary drivers of this were the following:

◦
Lower amortization rates as a result of the stronger performance of Madagascar 3 (2013's Prior year theatrical release) at the worldwide box office when compared to the performance of Puss in Boots and Kung Fu Panda 2 (2012's Prior year theatrical releases);

◦
The overall amortization rates for the three months ended June 30, 2013 benefited from the lower amortization rates of our library titles as the contribution from our "Library" category increased from 16.8% of revenues during the three months ended June 30, 2012 to 19.4% of revenues during the three months ended June 30, 2013;

◦	Offset by a higher amortization rate for The Croods (2013's Current Year Theatrical Release) compared to Madagascar 3 (2012's Current Year Theatrical Release);

•
Costs of revenues as a percentage of revenues for the three months ended June 30, 2013 benefited from the decrease in live performance revenues, which historically have had higher costs of revenues as a percentage of revenues;

•
The impact to our costs of revenues from the lower amortization rates were partially offset by overall higher amortization rates from our television specials/series during the three months ended June 30, 2013, which historically have had higher costs of revenues as a percentage of revenues; and

•
During the three months ended June 30, 2013, our cost of revenues included expenses of $5.9 million (2.8% when calculated as a percentage of our consolidated revenues) incurred by Classic Media (which we acquired in August 2012), which largely related to sales of home entertainment product and the amortization of intangible assets.

Product Development. Product development costs remained relatively consistent at $1.1 million and $1.3 million for the three-month periods ended June 30, 2013 and 2012, respectively. Product development costs primarily represent research and development costs related to our technology initiatives.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $18.9 million to $49.7 million (including $5.6 million of stock-based compensation expense) for the three months ended June 30, 2013 from $30.8 million (including $5.2 million of stock-based compensation expense) for the three months ended June 30, 2012. This 61.4% aggregate increase was primarily attributable to:

•	An increase of $8.3 million as our selling, general and administrative expenses now include those of Classic Media (which we acquired in August 2012);

•
Higher salaries and benefits, including annual incentive compensation, of $11.0 million (excluding Classic Media) due to new employment agreements related to certain executives and increased headcount to support our brand expansion and new business initiatives; and

•	These increases were partially offset by $1.9 million in lower professional fees.

Other Operating Income Related to Oriental DreamWorks Contributions. As a result of the closing of the Chinese Joint Venture transaction during the second quarter of 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended June 30, 2013, the income totaled $2.9 million and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Income. Operating income for the three months ended June 30, 2013 was $32.2 million compared to $16.4 million for the three months ended June 30, 2012. This $15.8 million, or 96.3% increase, was primarily driven by higher revenues contributed by our feature films titles as a result of the timing of the domestic theatrical release of The Croods compared to the timing of Madagascar 3's release in 2012 (as previously described), lower costs of revenues as a percentage of revenues (as previously described) and partially offset by an increase in selling, general and administrative expenses (as previously described).

Interest Income, Net. For the three months ended June 30, 2013 and 2012, the amounts recorded as interest income (net) were immaterial.

Other Income, Net.  For the three months ended June 30, 2013 and 2012, total other income (net of other expenses) was relatively consistent at $1.0 million and $1.3 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our 2004 initial public offering (“Tax Basis Increase"), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As a result of the Tax Basis Increase, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

For the three months ended June 30, 2013, we recorded $0.4 million as an increase in income tax benefit payable to former stockholder in our statements of income as a result of imputed interest on our payable to former stockholder. For the three months ended June 30, 2012, we recorded $0.3 million as a decrease in income tax benefit payable to the former stockholder as a result of our ability to claim certain tax deductions.

Loss from Equity Method Investees.  We use the equity method of accounting for investments in companies in which we own 50% or less and can exercise significant influence, but do not control. During the three months ended June 30, 2013, our portion of the losses incurred by equity method investees was $1.3 million. We did not have any investments in equity method investments during the prior year.

Provision for Income Taxes.  For the three months ended June 30, 2013, we recorded a provision for income taxes of $10.1 million, or an effective tax rate of 30.9%. For the three months ended June 30, 2012, we recorded a provision for income taxes of $5.8 million, or an effective tax rate of 31.9%. However, when our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended June 30, 2013 and 2012 were 32.0% and 30.4%, respectively. Our effective tax rate and our combined effective tax rate for the three months ended June 30, 2013 were lower than the 35% statutory federal rate due to research and development credits and other federal tax incentives. Each of our effective tax rate and our combined effective tax rate for June 30, 2012 were lower than the 35% statutory federal rate as a result of the Company's ability to benefit from certain tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net income attributable to non-controlling interests) for the three months ended June 30, 2013 was $22.2 million, or $0.26 per diluted share, as compared to $12.8 million, or $0.15 per diluted share, in the corresponding period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following chart sets forth (in millions), for the periods presented, our revenues by category. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

$348.0(1)
Current year theatrical releases, $75.8
21.8%
Prior year theatrical releases, $98.0
28.1%
Preceding year theatrical releases, $9.4
2.7%
Library, $82.8
23.8%
Classic Media(2), $36.8
10.6%
All other(3), $45.2
13.0%
$298.9(1)
Current year theatrical releases, $54.8
18.3%
Prior year theatrical releases, $156.9
52.5%
Preceding year theatrical releases, $9.0
3.0%
Library, $54.8
18.3%
All other(3), $23.4
7.9%
Revenues ($ in millions)
$0
$20
$40
$60
$80
$100
$120
$140
$160
$180
$200
$220
$240
$260
$280
$300
$320
$340
$360
YTD 2Q 2013
YTD 2Q 2012

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

(3)
For each period shown, "All other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "All other" are those generated by ATV and from multi-property licenses of our characters (such as for use at theme parks, hotels or cruise ships), television specials/series and live performances, as well as revenues generated from sources that are non-film related.

Revenues. For the six months ended June 30, 2013, our revenues were $348.0 million, a increase of $49.1 million, or 16.4%, as compared to $298.9 million for the six months ended June 30, 2012.

Theatrical Releases

The following chart sets forth the components of our theatrical release revenues, by category, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 (in millions):

Revenues ($ in millions)
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$266.0
The Croods, $75.8
Rise of the Guardians, $26.3
Madagascar 3, $71.7
Puss in Boots, $8.9
Kung Fu Panda 2, $0.5
Library, $82.8
$275.5
Madagascar 3, $54.8
Puss in Boots, $96.4
Kung Fu Panda 2, $60.5
Megamind, $6.5
Shrek Forever After, $2.5
Library, $54.8
YTD 2Q 2013
YTD 2Q 2012
Current year theatrical releases
Prior year theatrical releases
Preceding year theatrical releases
Library

Current year theatrical releases. Revenues generated by our "Current year theatrical release" category increased $21.0 million, or 38.3%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, primarily due to the timing of the release of our feature films. Out feature film The Croods was released in March 2013 and during the six months ended June 30, 2013, contributed $75.8 million, or 21.8%, of revenues, earned in the worldwide theatrical markets. As a result of the film's strong performance in the worldwide theatrical markets, our distributors recouped their distribution and marketing costs during the three months ended June 30, 2013. During the prior year, our feature film Madagascar 3 was released in June 2012 and during the six months ended June 30, 2012, contributed $54.8 million, or 18.3%, of revenues, earned in the worldwide theatrical markets. Although our distributor also recouped its distribution and marketing costs for Madagascar 3 due to the film's strong performance, it contributed less revenues to the six months ended June 30, 2012, as compared to the amount contributed by The Croods during the same period of the current year, as a result of the later timing of the initial theatrical release.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $58.9 million, or 37.5%, to $98.0 million during the six months ended June 30, 2013 when compared to $156.9 million during the six months ended June 30, 2012. The primary drivers of our "Prior year theatrical releases" revenues were the following:

•
Rise of the Guardians (our November 2012 release) was a weak title compared to Puss in Boots (our October 2011 release). During the six months ended June 30, 2013, Rise of the Guardians contributed $26.3 million, or 7.6% of revenues, primarily earned in the worldwide home entertainment market. During the six months ended June 30, 2012, Puss in Boots contributed $96.4 million, or 32.3% of revenues, primarily earned in the worldwide home entertainment market; and

•
Madagascar 3 (released in the second quarter of 2012) was an overall stronger performing title when compared Kung Fu Panda 2 (released in the second quarter of 2011). During the six months ended June 30, 2013, Madagascar 3 contributed $71.7 million, or 20.6%, of revenues, primarily earned in the worldwide television and international home entertainment markets. During the six months ended June 30, 2012, Kung Fu Panda 2 contributed $60.5 million, or 20.2%, of revenues, primarily earned in the digital and worldwide television markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues generated by our "Preceding year theatrical releases" category increased $0.4 million, or 4.4%, to $9.4 million during the six months ended June 30, 2013 when compared to $9.0 million of revenues the six months ended June 30, 2012.

Preceding year theatrical release revenues for the six months ended June 30, 2013 consisted of:

•	Puss in Boots, which contributed $8.9 million, or 2.6% of revenues, primarily earned in the worldwide home entertainment and international pay television markets; and

•	Kung Fu Panda 2, which contributed $0.5 million, or 0.1%, of revenues, primarily earned in the worldwide home entertainment market.

Preceding year theatrical release revenues for the six months ended June 30, 2012 consisted of:

•	Megamind, which contributed $6.5 million, or 2.2% of revenues, primarily earned in the worldwide home entertainment and international television markets; and

•	Shrek Forever After, which contributed $2.5 million, or 0.8% of revenues, primarily earned in the international television and home entertainment markets as well as other ancillary markets.

Library. Revenue from our "Library" category increased $28.0 million, or 51.1%, to $82.8 million during the six months ended June 30, 2013 when compared to $54.8 million during the six months ended June 30, 2012, primarily due to revenues generated by Megamind (our fourth quarter 2010 release), which contributed $20.4 million of revenues, primarily earned in the international free television market. Our feature film titles are generally released into the international free television market two and a half years after the title's initial domestic theatrical release. As we only released one film in 2009 (whereas we typically release at least two films each year), the international free television market contributed a lesser amount of revenues during the six months ended June 30, 2012. During the six months ended June 30, 2012, revenues generated by our "Library" category were attributable to a variety of titles earned across several markets.

Non-theatrical Releases

The following table sets forth the components of our non-theatrical release revenues, by category, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
Category	2013	2012	$	%
Classic Media	$36.8	N/A(1)	N/A(1)	N/A(1)
All other:
Television specials/series	21.0	5.1	15.9	NM
Other(2)	24.2	18.3	5.9	32.2%
Total All other revenues	45.2	23.4	21.8	93.2%
Total Non-theatrical release revenues	$82.0	$23.4	$58.6	NM
NM: Not Meaningful.
(1) N/A: Not applicable as we did not complete our acquisition of Classic Media until August 29, 2012.
(2) For each period shown, "Other" consists of revenues not attributable to a specific feature film title or to Classic Media. Examples of sources of revenue included in "Other" are those generated by ATV and from multi-property licenses of our characters (such as for use at theme parks, hotels or cruise ships), as well as revenues generated from sources that are non-film related.

Classic Media. Since the close of our acquisition on August 29, 2012, our revenues include revenues generated by Classic Media. During the six months ended June 30, 2013, revenues generated by Classic Media were $36.8 million, or 10.6% of our consolidated revenues. These revenues were primarily generated from licensing activities, television distribution and the sale of home entertainment product of the following properties: Veggie Tales, Noddy, Where's Wally, Postman Pat and George of the Jungle. Additionally, during the three months ended March 31, 2013, we earned revenue from the sale of our share of rights in the 1960s live-action Batman television series.

All other. Revenues generated by our "All other" category increased $21.8 million, to $45.2 million during the six months ended June 30, 2013 when compared to $23.4 million during the six months ended June 30, 2012. The main components of our "All other" revenues were the following:

Television specials/series. As illustrated in the table above, revenues generated from our television specials/series increased $15.9 million. The main drivers of revenues generated from our "Television specials/series" category were the following:

•	Revenues generated by our television special Madly Madagascar during the six months ended June 30, 2013, which were primarily earned in the domestic home entertainment and digital markets;

•
Revenues generated from the first two seasons of our television series Dragons: Riders of Berk during the six months ended June 30, 2013, which were primarily earned in the domestic free television market; and

•
During the six months ended June 30, 2012, revenues generated from our television specials/series were primarily related to the television series Penguins of Madagascar, earned across a variety of markets.

Other. As illustrated in the table above, revenues generated from our other category increased $5.9 million, primarily due to:

•
Revenues generated from our live performances decreased $2.5 million, or 19.8%. During the six months ended June 30, 2012, revenues from our live performances were primarily attributable to the London version of our Shrek The Musical show. Our How to Train Your Dragon arena show and the London version of our Shrek The Musical show had the final performances of their initial engagements in January 2013 and February 2013, respectively;

•
Since the close of our acquisition on May 3, 2013, our revenues include those generated by ATV. During the three months ended June 30, 2013, revenues generated by ATV were $3.5 million, or 1.0% of consolidated revenues, which primarily related to content licensing fees earned; and

•
In exchange for our equity interest in ODW, we granted an intellectual property license to certain of our trademarks and trade names valued at $6.3 million. As a result, we recognized revenues in the amount of $3.4 million, which represents the portion of the license value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

Costs of Revenues.  Costs of revenues for the six months ended June 30, 2013 totaled $218.8 million, an increase of $8.1 million, or 3.8%, compared to $210.7 million for the six months ended June 30, 2012. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues were 62.9% for the six months ended June 30, 2013 and 70.5% for the six months ended June 30, 2012. Costs of revenues were impacted by the following factors:

•
An overall lower amortization rate of our feature films (which are our primary source of revenues) during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The primary drivers of this were the following:

◦
Lower amortization rates as a result of the stronger performance of Madagascar 3 (2013's Prior year theatrical release) at the worldwide box office when compared to the performance of Puss in Boots and Kung Fu Panda (2012's Prior year theatrical releases);

◦	Partially offset by a higher amortization rate for The Croods (2013's Current Year Theatrical Release) compared to Madagascar 3 (2012's Current Year Theatrical Release); and

◦
An overall higher amortization rate related to our “Library” category which was driven by revenues generated by Megamind, which is a title that has a higher rate of amortization compared to the average amortization rate of our other library titles;

•	The impact to our costs of revenues from the lower amortization rates were partially offset by an overall higher amortization rate from our television specials/series; and

•
During the six months ended June 30, 2013, our cost of revenues included expenses of $17.1 million (4.9% when calculated as a percentage of our consolidated revenues) incurred by Classic Media (which we acquired in August 2012), which primarily related to sales of home entertainment product and the amortization of intangible assets.

Product Development. Product development costs remained relatively consistent at $2.0 million and $2.5 million for the six-month periods ended June 30, 2013 and 2012, respectively. Product development costs primarily represent research and development costs related to our technology initiatives.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $34.2 million to $92.5 million (including $9.4 million of stock-based compensation expense) for the six months ended June 30, 2013 from $58.3 million (including $10.1 million of stock-based compensation expense) for the six months ended June 30, 2012. This 58.7% aggregate increase was primarily attributable to:

•	An increase of $14.8 million as our selling, general and administrative expenses now include those of Classic Media (which we acquired in August 2012);

•
Higher salaries and benefits, including annual incentive compensation, of $21.6 million (excluding Classic Media) due to new employment agreements related to certain executives and increased headcount to support our brand expansion and new business initiatives;

•	Charges related to our restructuring plan totaling $2.9 million, which primarily consist of severance and benefits; and

•	These increases were partially offset by $0.7 million of lower stock-based compensation and $2.6 million of lower professional fees.

Other Operating Income Related to Oriental DreamWorks Contributions. As a result of the closing of the Chinese Joint Venture transaction during the second quarter of 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended June 30, 2013, the income totaled $2.9 million and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Income. Operating income for the six months ended June 30, 2013 was $37.6 million compared to $27.4 million for the six months ended June 30, 2012. This $10.2 million, or 37.2% increase, was primarily driven by higher revenues contributed by our feature films titles as a result of the timing of the domestic theatrical release of The Croods compared to the timing of Madagascar 3's release in 2012 (as previously described), the addition of Classic Media's operating results, lower costs of revenues as a percentage of revenues (as previously described) and partially offset by an increase in selling, general and administrative expenses (as previously described).

Interest Income, Net. For the six months ended June 30, 2013 and 2012, the amounts recorded as interest income (net) were immaterial.

Other Income, Net.  For the six months ended June 30, 2013 and 2012, total other income (net of other expenses) was $2.0 million and $3.8 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners. In addition, the change in other income (net) is also due to the loss on foreign currency exchange transactions that we recorded during the six months ended June 30, 2013 in the amount of $1.0 million as compared to an immaterial loss during the same period of the prior year.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2013, our payable to the former stockholder was impacted by our ability to retroactively apply research and development credits and other federal tax incentives as a result of extensions granted under the Act. As the Act was not enacted until January 2, 2013, we were not able to apply certain federal tax incentives until the first quarter of 2013 (which was the period of enactment). As a result of the Act, for the six months ended June 30, 2013, we recorded $1.1 million as an increase in income tax benefit payable to the former stockholder in our statements of income. For the six months ended June 30, 2012, we recorded $0.4 million as a decrease in income tax benefit payable to the former stockholder in our statements of income as a result of our ability to claim certain tax deductions.

Loss from Equity Method Investees.  During the six months ended June 30, 2013, our portion of the losses incurred by equity method investees was $1.3 million. We did not have any investments in equity method investments during the prior year.

Provision for Income Taxes.  For the six months ended June 30, 2013, we recorded a provision for income taxes of $10.5 million, or an effective tax rate of 26.4%. For the six months ended June 30, 2012, we recorded a provision for income taxes of $11.0 million, or an effective tax rate of 33.8%. However, when our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the six months ended June 30, 2013 and 2012 were 29.0% and 32.6%, respectively. Our effective tax rate and our combined effective tax rate for the six months ended June 30, 2013 were lower than the 35% statutory federal rate due to research and development credits (including the impact of the Act discussed above) and other federal tax incentives. Each of our effective tax rate and our combined effective tax rate for the six months ended June 30, 2012 were lower than the 35% statutory federal rate as a result of the Company's ability to benefit from certain tax deductions and the net tax benefits recognized from the Tax Basis Increase as described above.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). We consolidate the results of this joint venture because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income generated by Bullwinkle Studios. For the six months ended June 30, 2013, net income attributable to non-controlling interests was $0.5 million.

Net Income Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net income attributable to non-controlling interests) for the six months ended June 30, 2013 was $27.8 million, or $0.33 per diluted share, as compared to $21.8 million, or $0.26 per diluted share, in the corresponding period in 2012.

Financing Arrangements

There were no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2012 Form 10-K.

As of June 30, 2013, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2012 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, borrowings from our revolving credit facility and cash on hand during the six months ended June 30, 2013 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g. selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments.

As of June 30, 2013, we had cash and cash equivalents totaling $28.8 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at June 30, 2013 decreased by $30.4 million from that of $59.2 million at December 31, 2012. Components of this change in cash for the six months ended June 30, 2013, as well as for the six months ended June 30, 2012, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash provided by operating activities	$19,696	$8,667

During the six months ended June 30, 2013, our main source of cash from operating activities was the collection of revenue from Paramount related to Madagascar 3's domestic television, international theatrical and worldwide home entertainment revenues, Puss in Boots' international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the first six months of 2013 included $7.2 million paid related to incentive compensation payments, as well as $16.0 million (net of a refund received) paid to an affiliate of a former stockholder related to tax benefits realized in 2013 from the Tax Basis Increase. These cash payments, which fluctuate based on our financial results, decreased $11.5 million and increased $1.8 million, respectively, when compared to the cash payments made during the six months ended June 30, 2012. The cash from operating activities was also partially offset by production spending for our films and television specials/series, as well as participation and residual payments.

During the six months ended June 30, 2012, our main source of cash from operating activities was the collection of revenue from Paramount related to Puss in Boots' worldwide theatrical, domestic television and domestic home entertainment revenues, Kung Fu Panda 2's worldwide home entertainment revenues, Megamind's international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the first six months of 2012 included $18.7 million paid related to annual incentive compensation payments, as well as $14.2 million paid to an affiliate of a former stockholder related to tax benefits realized in 2012 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television specials/series and live performances, as well as participation and residual payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash used in investing activities	$(59,671)	$(39,498)

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was primarily attributable to the acquisition of ATV (as previously described under "Part I—Item 2—Management's Discussion and Analysis—Management Overview"). In addition, during the six months ended June 30, 2013 and 2012, cash used in investing activities was partially attributable to the investment in property, plant and equipment. The decrease in cash used in our investment in property, plant and equipment during the six months ended June 30, 2013 in comparison to the same period in 2012 was primarily attributable to the expansion of our facilities in Redwood City that was completed in July 2012. This was partially offset by cash contributions totaling $14.7 million that were made during the six months ended June 30, 2013 in connection with investments in various unconsolidated entities.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash provided by (used in) financing activities	$9,146	$(4,165)

Net cash provided by financing activities for the six months ended June 30, 2013 was primarily comprised of $45.0 million in borrowings under our revolving credit facility, which was partially offset by $10.0 million in repayments of borrowings. Net cash used in financing activities for the six months ended June 30, 2013 and 2012 was primarily comprised of the repurchases of our Class A common stock, including repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards. During the six months ended June 30, 2013, we repurchased 1.3 million shares of our Class A common stock for $25.0 million under our stock repurchase program (refer to Note 12 of our unaudited consolidated financial statements contained in this Quarterly Report). During the six months ended June 30, 2012, we did not repurchase any of our common stock other than shares repurchased in order to satisfy tax obligations related to the vesting of restricted stock awards.

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement of ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of June 30, 2013, our remaining contribution commitments include the following: (i) $44.3 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) licenses of technology and certain other intellectual property of ours and (iv) approximately $9.9 million in consulting and training services. Some of these remaining commitments relate will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 7 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Contingent Consideration

As a result of our acquisition of ATV, we may be obligated to make additional contingent cash payments as part of the purchase price. The amount of contingent consideration to be paid is dependent on whether certain earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable is $117.0 million. As of June 30, 2013, our estimate of the total future cash consideration to be paid is $95.5 million. We anticipate that any expected cash payments will be made in 2015 and 2016 once ATV's operating results for 2014 and 2015 are available.

Non-Cancelable Talent Commitments

As of June 30, 2013, we had non-cancelable talent commitments totaling approximately $20.1 million that we expect to be payable over the next five years.

There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2012 Form 10-K

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2012 Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including:

•	ultimate revenues and ultimate costs of film, television product and live performance productions;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	determination of fair value of non-cash contributions to investments in unconsolidated entities;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies and contingent consideration arrangements; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.

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

Contributions to ODW

As part of our contribution commitments to ODW, we have committed to licensing certain of our internally developed animation technology to ODW, including preparing the software in a format that can be delivered to ODW and providing ongoing maintenance. We determined, due to the level of preparation involved, that this constitutes significant modification and customization of the existing software, and accordingly, we use the percentage-of-completion method for recognition of the income associated with this contribution. Under the percentage-of-completion method, we use costs incurred to measure progress towards completion. In addition, we make certain estimates of the overall gross profit of the license granted and any changes in such estimates will be recorded in the period in which the change occurs. As our investment in ODW is accounted for under the equity method of accounting, we only recognize gross profit margin to the extent that control has transferred through the equity ownership interests (i.e. we recognize only 54.55% of the gross margin, which represents the portion of ODW that we do not own). This amount is classified as other operating income in our consolidated statements of income.

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

We acquired ATV on May 3, 2013, and the addition of ATV's financial systems and processes represent a change in our internal controls over financial reporting. Management's evaluation and conclusion of the effectiveness of internal control over financial reporting as of June 30, 2013 did not include the internal controls of ATV because of the timing of the acquisition, which was completed on May 3, 2013. As of June 30, 2013, ATV represented $132.5 million of total assets, and for the three and six months then ended, $3.5 million of revenues and $0.7 million of net income.

There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See discussion of Legal Proceedings in Note 17 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company's 2012 Form 10-K or filings subsequently made with the SEC, except for the risk factors “We have recently developed and are currently in the process of developing a number of projects that are not feature films, which will involve upfront and ongoing expenses and may not ultimately be successful” and “Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions” included in our 2012 Form 10-K, which are updated as follows:

We have recently developed and are currently in the process of developing a number of projects that are not feature films, which will involve upfront and ongoing expenses and may not ultimately be successful.

As part of our strategy of diversifying our revenue sources, over the last several years we have produced and are currently developing a number of projects that are not feature films. These projects include location based entertainment, animated television specials and series, technology initiatives and our China Joint Venture. Some of these new businesses are inherently riskier than our traditional animated feature film business. These projects also require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company's management resources. While we currently believe that we have adequate sources of capital to fund these development and operating expenditures, there can be no assurances that such resources will be available to us. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we cannot provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful. We launched a live arena touring show based on our feature film How to Train Your Dragon on June 27, 2012, following a limited international launch in March 2012. During the three months ended March 31, 2013 and year ended December 31, 2012, we recorded $4.0 million and $12.5 million, respectively, of revenues generated from this show. During the three months ended March 31, 2013 and year ended December 31, 2012, we recorded operating expenses of $3.6 million and $23.2 million, respectively, related to this show. The final performance of this arena touring show was in January 2013. We have entered into an arrangement to license the show directly to a third party, as well as to sell the majority of the physical assets of the production, for exploitation in China. We are actively pursuing other opportunities to license the show to other third parties. During the year ended December 31, 2010, the Shrek The Musical touring show and the Kung Fu Panda online virtual world did not achieve the operating results that had been expected. As a result, during the fourth quarter of 2010, we recorded an impairment charge of $11.9 million related to the online virtual world and $7.9 million related to the touring show. The online virtual world has been subsequently discontinued. The Company is no longer operating a Shrek The Musical touring show, but from time to time it may license the rights to other parties to exploit.

In June 2013, we entered into separate, long-term agreements with Netflix and the German television network SuperRTL regarding the production and distribution of existing and future television series. The Netflix agreement requires the Company to deliver over 300 hours of newly created television series based on the Company's characters as well as characters from the Classic Media library. The SuperRTL agreement provides for the Company to deliver more than 1,100 programming half-hours, which will consist of both newly created series as well as existing series based on the Company's properties and the Classic Media library. The Company may have difficulty in producing the required programming for a variety of reasons, including difficulties in hiring the significant additional personnel to develop and oversee these projects. We currently expect that we will use third-party production companies to assist in the creation of some or all of these projects; however, we may have difficulty in finding such production companies. These projects will require significant expenditures, many of which will be incurred prior to the receipt of any license fees from Netflix or SuperRTL. While we believe that we will have adequate sources of capital to fund these expenses, there can be no assurances that sufficient capital will be available. The agreements with Netflix and SuperRTL provide for fixed license fees to the Company; therefore, our financial results associated with the agreements will be dependent on our ability to adequately monitor and control production expenses as well as our ability to enter into additional broadcaster agreements in other territories. The Company currently expects that some or all of the new series production will occur in jurisdictions that offer tax incentives; however, there can be no assurances that these tax incentives will continue to be offered or that the Company will be able to fully benefit from them. Finally, the supervision of this expanded television series production business may place a burden on the Company's management team.

Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

We use social media and other Internet websites to market our projects and connect with consumers. In May 2013, we acquired AwesomenessTV, an online media production company that generates revenues primarily from online advertising sales and distribution of content through traditional media channels. A variety of laws and regulations have been adopted over the last several years aimed at protecting children using the Internet. These laws include the federal Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what information can be collected from children under the age of 13. There are also a variety of laws and regulations governing privacy in general and the protection and use of information received from consumers or other third parties, regardless of age. Many foreign countries have adopted similar laws affecting interaction with children and governing privacy. If the Company's online activities (including through its newly acquired AwesomenessTV business) were to violate any applicable current or future laws and regulations, the Company could be subject to litigation and regulatory actions, including fines and other penalties, and our reputation as a family-friendly content provider could be damaged. Additionally, any unauthorized disclosure by us of consumers' credit card or other personally identifiable information could result in claims and lawsuits against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
April 1–April 30, 2013	475,456	$18.60	475,456	$100,000,000
May 1–May 31, 2013	—	$—	—	$100,000,000
June 1–June 30, 2013	—	$—	—	$100,000,000
Total	475,456	$18.60	475,456
 ____________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger dated as of May 1, 2013 by and among the Company, ATV Acquisition Corp., AwesomenessTV, Inc. and Brian Robbins (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 7, 2013)

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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: August 1, 2013	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of May 1, 2013 by and among the Company, ATV Acquisition Corp., AwesomenessTV, Inc. and Brian Robbins (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 7, 2013)

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements