Form 10-Q
period 2013-09-30
DreamWorks Animation SKG, Inc.
filed 2013-10-30
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of October 18, 2013, there were 75,954,736 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$156,426	$59,246
Trade accounts receivable, net of allowance for doubtful accounts	100,985	109,102
Receivables from distributors, net of allowance for doubtful accounts	215,679	266,185
Film and other inventory costs, net	922,189	820,482
Prepaid expenses	23,987	18,593
Other assets	19,261	14,869
Investments in unconsolidated entities	34,559	9,782
Property, plant and equipment, net of accumulated depreciation and amortization	186,718	188,986
Deferred taxes, net	226,920	238,007
Intangible assets, net of accumulated amortization	152,778	148,234
Goodwill	179,722	71,406
Total assets	$2,219,224	$1,944,892
Liabilities and Equity
Liabilities:
Accounts payable	$5,024	$6,611
Accrued liabilities	234,009	123,886
Payable to former stockholder	262,987	277,632
Deferred revenue and other advances	35,207	25,517
Revolving credit facility	—	165,000
Senior unsecured notes	300,000	—
Total liabilities	837,227	598,646
Commitments and contingencies (Note 17)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 103,079,162 and 102,687,323 shares issued, as of September 30, 2013 and December 31, 2012, respectively	1,031	1,027
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of September 30, 2013 and December 31, 2012	78	78
Additional paid-in capital	1,084,412	1,057,452
Accumulated other comprehensive (loss) income	(1,130)	313
Retained earnings	1,055,208	1,017,314
Less: Class A Treasury common stock, at cost, 27,124,426 and 25,661,817 shares, as of September 30, 2013 and December 31, 2012, respectively	(758,734)	(730,568)
Total DreamWorks Animation SKG, Inc. stockholders’ equity	1,380,865	1,345,616
Non-controlling interests	1,132	630
Total equity	1,381,997	1,346,246
Total liabilities and equity	$2,219,224	$1,944,892

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenues (see Note 7 for related party amounts)	$154,549	$186,298	$502,633	$485,185
Costs of revenues	91,697	113,961	310,494	324,708
Gross profit	62,852	72,337	192,139	160,477
Product development	455	1,258	2,487	3,732
Selling, general and administrative expenses	47,746	36,497	140,246	94,778
Other operating income related to Oriental DreamWorks contributions	(3,333)	—	(6,192)	—
Operating income	17,984	34,582	55,598	61,967

Non-operating income (expense):
Interest (expense) income, net	(769)	(87)	871	1,097
Other income, net	2,847	2,831	4,889	6,673
(Increase) decrease in income tax benefit payable to former stockholder	(283)	1,369	(1,352)	1,761
Income before loss from equity method investees and income taxes	19,779	38,695	60,006	71,498

Loss from equity method investees	2,781	—	4,110	—
Income before income taxes	16,998	38,695	55,896	71,498
Provision for income taxes	6,919	14,255	17,455	25,212
Net income	10,079	24,440	38,441	46,286
Less: Net income attributable to non-controlling interests	15	—	547	—
Net income attributable to DreamWorks Animation SKG, Inc.	$10,064	$24,440	$37,894	$46,286

Net income per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net income per share	$0.12	$0.29	$0.45	$0.55
Diluted net income per share	$0.12	$0.29	$0.45	$0.54
Shares used in computing net income per share
Basic	83,631	84,248	83,939	84,104
Diluted	85,353	85,293	85,041	85,049

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$10,079	$24,440	$38,441	$46,286
Other comprehensive income, net of tax:
Foreign currency translation gains (losses)	1,153	1,306	(1,443)	1,429
Comprehensive income	11,232	25,746	36,998	47,715
Less: Comprehensive income attributable to non-controlling interests	15	—	547	—
Comprehensive income attributable to DreamWorks Animation SKG, Inc.	$11,217	$25,746	$36,451	$47,715

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Operating activities
Net income	$38,441	$46,286
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and write-off of film and other inventory costs	254,489	267,099
Amortization of intangible assets	7,341	548
Stock-based compensation expense	14,483	13,692
Amortization of deferred financing costs	182	1,669
Depreciation and amortization	3,420	2,970
Revenue earned against deferred revenue and other advances	(71,489)	(58,781)
Income related to Oriental DreamWorks contributions	(14,033)	—
Loss from equity method investees	4,110	—
Deferred taxes, net	15,372	24,545
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	878	(5,565)
Receivables from distributors	50,507	33,143
Film and other inventory costs	(323,967)	(348,260)
Intangible assets	1,015	—
Prepaid expenses and other assets	(6,587)	(6,539)
Accounts payable and accrued liabilities	11,269	4,681
Payable to former stockholder	(14,645)	(15,961)
Income taxes payable/receivable, net	3,115	1,891
Deferred revenue and other advances	96,538	77,735
Net cash provided by operating activities	70,439	39,153
Investing activities
Purchase of non-marketable securities	—	(150)
Investments in unconsolidated entities	(14,720)	(3,000)
Purchases of property, plant and equipment	(26,669)	(53,266)
Acquisitions, net of cash acquired	(30,093)	(157,550)
Net cash used in investing activities	(71,482)	(213,966)
Financing activities
Excess tax benefits from employee equity awards	—	(428)
Deferred financing costs	(7,718)	(4,865)
Purchase of treasury stock	(28,170)	(4,725)
Borrowings from revolving credit facility	68,000	200,000
Repayments of borrowings from revolving credit facility	(233,000)	—
Borrowings from senior unsecured notes	300,000	—
Net cash provided by financing activities	99,112	189,982
Effect of exchange rate changes on cash and cash equivalents	(889)	(557)
Increase in cash and cash equivalents	97,180	14,612
Cash and cash equivalents at beginning of period	59,246	116,093
Cash and cash equivalents at end of period	$156,426	$130,705

Non-cash investing activities:
Intellectual property and technology licenses granted in exchange for equity interest	$12,007	$1,780
Services provided in exchange for equity interest	2,026	—
Total non-cash investing activities	$14,033	$1,780

Supplemental disclosure of cash flow information:
Cash (refunded) paid during the period for income taxes, net	$(1,182)	$1,041
Cash paid during the period for interest, net of amounts capitalized	$—	$5,819

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Business

The businesses of DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") is primarily devoted to the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets. The Company continues to build upon the value of its intellectual property created from its animated films by creating high-quality entertainment through the development and production of non-theatrical content such as television series and specials and live performances based on characters from its feature films. In addition, the Company has an extensive library of other intellectual property rights through its acquisition of Classic Media, which can be exploited in various markets. The Company's activities also includes technology initiatives as it explores opportunities to exploit its internally developed software.

During the three months ended September 30, 2013, the Company reorganized its internal management structure to align with changes in how it operates the business and evaluates financial performance of individual business units. The changes in the Company's operational business structure resulted from, among other things, a growing television production business, an increased emphasis on its consumer products business and the ongoing integration of Classic Media's business into the Company's operating segments. These changes resulted in changes to the Company's operating segments, which have been determined based on the distinct nature of their operations. Each segment is a strategic business unit that offers different products and services and is managed separately. The Company's reportable segments are the following: Feature Films, Television Series and Specials and Consumer Products. Feature Films consists of the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. Television Series and Specials consists of the development, production and exploitation of television, direct-to-video and other non-theatrical content in the television, home entertainment and digital markets. Consumer Products consists of the Company's merchandising and licensing activities related to the exploitation of its intellectual property rights. Operating segments that are not separately reportable are categorized in "All Other" and include AwesomenessTV, Inc. ("ATV") and live performances. Refer to Note 14 for the Company's reportable segment disclosures.

Distribution and Servicing Arrangements

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basis of Presentation

The accompanying unaudited financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K"). Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2013 presentation. In addition, as disclosed in the Company's 2012 Form 10-K, the Company had identified certain errors in the preparation of its consolidated statement of cash flows for the nine months ended September 30, 2012. The Company had assessed the errors and had concluded that they are not material to the previously issued financial statements. The errors related to the calculation of an adjustment for the amount of acquired property, plant and equipment that remained in accrued liabilities as of September 30, 2012. Accordingly, the Company has revised its consolidated statement of cash flows for the nine months ended September 30, 2012. The impact of such revision was to increase each of the line items entitled "Changes in operating assets and liabilities: Accounts payable and accrued liabilities" and "Purchases of property, plant and equipment" by approximately $10.6 million. As a result, each of the line items entitled "Net cash provided by operating activities" and "Net cash used in investing activities" was increased by approximately $10.6 million.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items (except as disclosed above), which in the opinion of management, are necessary for a fair statement for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year, or for any future period, as fluctuations can occur based upon the timing of the Company's films' theatrical and home entertainment releases, and television series and specials broadcasts.

Consolidation

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned subsidiaries. The Company uses the equity method of accounting for investments in companies in which it has a 50% or less ownership interest and has the ability to exercise significant influence. Such investments are presented as investments in unconsolidated entities on the Company's consolidated balance sheets (refer to Note 7 for further information of such investments). Prior to recording its share of net income or losses from equity method investees, investee financial statements are converted to U.S. GAAP. All significant intercompany accounts and transactions have been eliminated. Intra-entity profit related to transactions with equity method investees is eliminated until the amounts are ultimately realized.

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of September 30, 2013, the Company determined that it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. As of September 30, 2013, the Company's consolidated financial statements included the activities of the VIE, including approximately $5.8 million of assets. In addition, the Company's consolidated financial statements included approximately $3.5 million and $4.8 million of revenues

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generated during the nine months ended September 30, 2013 and 2012, respectively, and operating expenses of $4.2 million and $11.8 million incurred by the VIE during the nine months ended September 30, 2013 and 2012, respectively, which are primarily classified in costs of revenues.

The Company also determined that, as of September 30, 2013, it continued to have a variable interest in ODW as ODW does not have sufficient equity to fund its operations as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement. However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW, and as a result, it does not consolidate ODW into its financial statements. Refer to Note 7 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

Goodwill

As a result of changes to the Company's operating segments (as previously discussed), the Company was required to reallocate goodwill among its reporting units during the three months ended September 30, 2013. The Company reallocated goodwill based on the relative fair value of each of the individual reporting units to which goodwill is attributed. Prior to the reallocation of goodwill, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting units (prior to the change in segments) that were assigned goodwill was less than their carrying amounts. As a result of the assessment, the Company concluded that it was not more likely than not that the fair value of reporting units where goodwill has been assigned was less than the reporting units' respective carrying amount, and accordingly, no impairment was recorded.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For each business acquisition, the Company follows the acquisition method of accounting. Pursuant to the acquisition method, the Company allocates the purchase price (defined as the total consideration transferred) to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, which are determined primarily by management with assistance from third-party appraisals. The excess of the purchase price over those fair values is recorded as goodwill. The fair values of the acquired assets and assumed liabilities are subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the transaction's closing date) of the transaction that would change the fair value allocation as of the acquisition date.

AwesomenessTV

On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, on May 3, 2013 (the "ATV Closing Date"), a wholly-owned subsidiary of the Company ("the Merger Sub") merged with and into ATV. As a result of this transaction, ATV became a wholly-owned subsidiary of the Company. ATV is an online next-generation media production company that generates revenues primarily from online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. Through ATV's multi-channel network presence on the internet, the Company will be able to gain access to new content distribution methods, as well as a broader audience. The goodwill acquired represents the potential synergies between ATV's filmed content, character portfolio and the Company's cross-platform expansion plans. The goodwill is allocated to a reporting unit that is not part of a separately reportable segment.

The Company's total consideration for this transaction totaled $128.5 million, including an accrual for estimated contingent consideration of $95.0 million. The following table outlines the components of consideration for the transaction (in thousands):

As of
May 3, 2013
Cash payment	$33,460
Estimated contingent consideration	95,000
Total consideration	$128,460

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the preliminary allocation of the purchase price (in thousands):

As of
May 3, 2013(1)

Cash and cash equivalents	$1,340
Trade receivables(2)	1,279
Prepaid and other assets	434
Productions costs	612
Property, plant and equipment	183
Intangible assets	12,900
Total identified assets acquired	16,748

Accounts payable	655
Deferred revenue	2,057
Deferred tax liabilities, net	4,193
Total liabilities assumed	6,905
Net identified assets acquired	9,843
Goodwill(3)	118,617
Total consideration	$128,460
____________________

(1)	Measurement period adjustments include a $0.5 million decrease in goodwill, which resulted from changes in the fair value of the estimated contingent consideration.

(2)	Gross contractual amounts due total $1.3 million and, of this amount, no amounts are deemed to be uncollectible.

(3)	The goodwill resulting from the acquisition of ATV is not deductible for tax purposes.

For the nine months ended September 30, 2013, the Company incurred approximately $0.5 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the transaction. The transaction costs are included in selling, general and administrative expenses on the Company's consolidated statements of income and were recognized separately from the purchase price of the ATV transaction. The Company's consolidated financial statements for the three and nine months ended September 30, 2013 included revenues of $3.5 million and $7.1 million, respectively, and gross profit of $0.3 million and $1.8 million, respectively, attributable to ATV's operations since the ATV Closing Date.

Contingent Consideration

Pursuant to the Merger Agreement, the Company may be required to make future cash payments to ATV's former shareholders as part of the total purchase price to acquire ATV. The contingent consideration is based on whether ATV increases its adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") over an adjusted EBITDA threshold, over a two-year period. Adjustments to EBITDA for purposes of determining the contingent consideration earned include, but are not limited to: ATV's employee bonus plan, non-cash gains and losses (such as those related to foreign currency accounting and reversals of prior year accruals) and changes in the fair value of contingent payment liabilities resulting from the acquisition of ATV. The Company estimates the fair value of contingent consideration using significant unobservable inputs in a Monte-Carlo simulation model, and bases the fair value on the estimated risk-adjusted cost of capital of ATV's adjusted EBITDA following integration into the Company. The estimate of the liability may fluctuate if there are changes in the forecast of ATV's future earnings or as a result of actual earnings levels achieved. Any changes in estimate of the contingent consideration liability will be reflected in the Company's results of operations in the period that the change occurs and classified in selling, general and administrative expenses.

The estimated fair value of the contingent consideration arrangement at the acquisition date was $95.0 million. The key assumptions in applying the income approach were as follows: an 8.5% discount rate, volatility of 32.6% and a probability adjusted earnings measure for ATV of $25.0 million for 2014, and $41.0 million for 2015. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.0% or a volatility rate of 20.0% would change the estimated fair value of the contingent consideration to $90.5 million and $103.5 million, respectively. Under the Merger Agreement, the maximum contingent consideration that may be earned is $117.0 million.

Pro Forma Financial Information

The following table presents (in thousands, except per share data) pro forma results of the Company, as though ATV and Classic Media had been acquired as of January 1, 2012 (the beginning of the comparable prior annual reporting period). These pro forma results do not necessarily represent what would have occurred if the ATV and Classic Media transactions had taken place on January 1, 2012, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and ATV and Classic Media prior to each of their acquisitions, with adjustments directly attributable to the acquisition. The pro forma results include decreases to tax expense assuming ATV was part of the Company in the amount of $1.1 million for the three months ended September 30, 2012, and $1.6 million and $3.6 million for the nine months ended September, 2013 and 2012, respectively. The pro forma results also include increases to amortization expense, related to the fair value of the intangible assets acquired, amounting to $2.9 million for the three months ended September 30, 2012, and $3.9 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively.

	Three months ended September 30, 2012	Nine months ended,
		September 30,
		2013	2012
	(unaudited)
Revenues	$196,315	$503,454	$520,271
Net income attributable to DreamWorks Animation SKG, Inc.	$19,214	$34,654	$33,750
Basic net income per share	$0.23	$0.41	$0.40
Diluted net income per share	$0.23	$0.41	$0.40

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Classic Media

On August 29, 2012 (the "Classic Closing Date"), the Company acquired Classic Media by purchasing all of the stock of its parent holding company, Boomerang Media Holdings II LLC. The Company paid $157.6 million in net cash consideration for this transaction. The Company believes that Classic Media's extensive library revenue stream will support the Company's ongoing diversification strategy.

The following table summarizes the final allocation of the purchase price (in thousands):

As of
August 29, 2012(1)

Cash and cash equivalents	$22,607
Trade receivables(2)	21,883
Physical inventory	5,243
Content library and programs in development	5,603
Prepaid expenses	716
Intangible assets	136,600
Property, plant and equipment	1,325
Other assets	1,104
Total identified assets acquired	195,081

Accounts payable	918
Accrued liabilities	14,153
Deferred revenue	5,628
Deferred tax liabilities, net	20,406
Total liabilities assumed	41,105
Net identified assets acquired	153,976
Goodwill(3)	26,889
Net assets acquired	180,865
Less: Non-controlling interests	630
Total cash consideration transferred	$180,235
____________________

(1)
Measurement period adjustments included a decrease to trade receivables assumed of $0.3 million, a decrease to accrued liabilities assumed of $1.8 million, a decrease to deferred tax liabilities of $8.4 million and other adjustments that were not material, resulting in a decrease of $10.0 million to goodwill.

(2)	Gross contractual amounts due total $22.5 million and, of this amount, no amounts are deemed to be uncollectible.

(3)	The goodwill resulting from the acquisition of Classic Media is not deductible for tax purposes.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of September 30, 2013, the fair value and carrying value of trade accounts receivable was $102.6 million and $101.0 million, respectively. In addition, as of September 30, 2013, the fair value and the carrying value of the senior unsecured notes was $304.1 million and $300.0 million, respectively. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the balance sheets. The fair value of these investments at September 30, 2013 and December 31, 2012 was measured based on quoted prices in active markets.

5.	Film and Other Inventory Costs

Film, television, live performance and other inventory costs consist of the following (in thousands):

	September 30, 2013	December 31, 2012
In release, net of amortization:
Feature films	$352,591	$269,527
Television series and specials	49,232	35,703
Completed, not released:
Television series and specials(1)	—	13,183
In production:
Feature films	390,485	406,468
Television series and specials	14,800	10,373
In development:
Feature films	71,417	43,125
Television series and specials	633	890
Product inventory and other(2)	43,031	41,213
Total film, television, live performance and other inventory costs, net	$922,189	$820,482
 ____________________

(1)
As of December 31, 2012, consists of a Valentine's Day-themed television special (based on characters from the Company's feature film Madagascar) that was released into the home entertainment market during the three months ended March 31, 2013.

(2)
This category includes $34.3 million and $37.0 million of capitalized live performance costs at September 30, 2013 and December 31, 2012, respectively. In addition, as of September 30, 2013 and December 31, 2012, this category includes $8.7 million and $4.2 million, respectively, of physical inventory of DreamWorks Animation and Classic Media titles for distribution in the home entertainment market.

The Company anticipates that 52% and 86% of the above "in release" film costs as of September 30, 2013 will be amortized over the next 12 months and three years, respectively.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets

Intangible assets consist of various character rights, the majority of which were obtained as a result of the acquisition of Classic Media during the year ended December 31, 2012, and the acquisition of ATV during the three months ended June 30, 2013. Intangible assets acquired in connection with the acquisition of ATV primarily consist of programming content. As of September 30, 2013 and December 31, 2012, intangible assets included $49.5 million of indefinite-lived intangible assets. In addition, intangible assets were comprised of definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of September 30, 2013:
Character rights	13.9	$99,000	$(7,009)	$874	$92,865
Programming content	2.0	11,200	(2,333)	—	8,867
Trademarks and trade names	10.0	1,200	(50)	—	1,150
Other intangibles	2.0	500	(104)	—	396
Total		$111,900	$(9,496)	$874	$103,278

As of December 31, 2012:
Character rights	14.0	$100,027	$(2,189)	$908	$98,746

7.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership Percentage at
	September 30, 2013	September 30, 2013	December 31, 2012
Oriental DreamWorks Holding Limited	45.45%	$16,214	$—
All Other	30%-50%	2,064	—
Total equity method investments		18,278	—

Total cost method investments		16,281	9,782
Total investments in unconsolidated entities		$34,559	$9,782

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

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Oriental DreamWorks Holding Limited(1)	$2,582	$3,539
All Other	199	571
Loss from equity method investees	$2,781	$4,110

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

____________________

(1)
The Company is recording its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from April 3, 2013 (ODW Closing Date) to August 31, 2013.

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company closed its previously announced transaction to form a Chinese Joint Venture, ODW (or the "Chinese Joint Venture") through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $5.7 million was funded at the ODW Closing Date, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $20.3 million had been satisfied as of September 30, 2013). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two feature in-development film projects developed by the Company and consulting and training services. During the nine months ended September 30, 2013, the Company's consolidated statements of income included $7.8 million of revenues, and during the three and nine months ended September 30, 2013 $3.3 million and $6.2 million, respectively, of other operating income recognized in connection with non-cash contributions made to ODW.

As of September 30, 2013, the Company's remaining contributions consisted of the following: (i) $44.3 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects (the specific projects of which have not yet been identified), (iii) licenses of technology and certain other intellectual property of the Company and (iv) approximately $8.3 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

September 30, 2013
Company's venture-level equity	$48,581
Technology and intellectual property licenses(1)	(21,783)
Other(2)	(10,584)
Total ODW investment recorded	$16,214
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

Other Transactions with ODW. The Company has entered into various transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China. In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on a pre-determined rate schedule which approximates the Company's actual cost of providing such services. During the three and nine months ended September 30, 2013, the Company's consolidated statements of income included $1.1 million and $14.1 million of revenues, respectively, earned through ODW's distribution of the Company's feature films (The Croods and Turbo). As of September 30, 2013, the Company's consolidated balance sheets included the following receivables: $2.4 million classified as a component of trade accounts receivable and $14.4 million classified as a component of receivables from distributors.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Employee compensation	$53,658	$34,513
Participations and residuals	46,797	46,201
Contingent consideration(1)	96,021	—
Deferred rent	5,931	6,063
Other accrued liabilities	31,602	37,109
Total accrued liabilities	$234,009	$123,886
  ____________________

(1)
As of September 30, 2013, primarily represents the Company's estimate of the amount of contingent consideration payable in connection with the acquisition of ATV (refer to Note 3 for further information).

As of September 30, 2013, the Company estimates that over the next 12 months it will pay approximately $23.5 million of its participation and residual costs.

9.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 and the related amounts earned and recorded either as revenue in the consolidated statements of income or recorded as an offset to other costs (as described below) for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

			Amounts Earned
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Home Box Office Inc. Advance(1)	$1,000	$—	$15,000	$15,000	$34,000	$30,000
Licensing Advances	—	42	232	—	1,142	3,750
Deferred Revenue	15,438	16,547	9,536	6,572	20,702	11,212
Strategic Alliance/Development Advances(2)	2,917	1,667	8,010	6,549	23,900	19,650
Other Advances	15,852	7,261	6,380	2,644	17,394	8,353
Total deferred revenue and other advances	$35,207	$25,517
  ____________________

(1)
The Company remains a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. ("HBO"), pursuant to which the Company receives advances against license fees payable for future film product. The output term of the agreement expired at the end of 2012. Accordingly, the last feature film subject to this agreement is Rise of the Guardians, which was released in the pay television market during the three months ended September 30, 2013.

(2)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended September 30, 2013 and 2012, $5.3 million and $2.7 million, respectively, and $13.2 million and $10.1 million for the nine months ended September 30, 2013 and 2012, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended September 30, 2012, of the total amounts earned against the "Strategic Alliance/Development Advances," $1.4 million, and for the nine months ended September 30, 2013 and 2012, $1.3 million and $2.5 million, respectively, were recorded as a reduction to other assets. During the nine months ended September 30, 2013, $1.4 million was recorded as a reduction to prepaid expenses. During the nine months ended September 30, 2013 and 2012, $1.4 million and $1.2 million, respectively, were recorded as a reduction to operating expenses.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Financing Arrangements

Senior Unsecured Notes. On August 14, 2013, the Company issued $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2020 (the "Notes"). In connection with the issuance of the Notes, the Company entered into an indenture (the “Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee, specifying the terms of the Notes. The Notes were sold at a price to investors of 100% of their principal amount and were issued in a private placement pursuant to the exemptions under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The net proceeds from the Notes amounted to $294.0 million and a portion was used to repay the outstanding borrowings under the Company's revolving credit facility. The Notes are effectively subordinated to indebtedness under the revolving credit facility. The Company is required to pay interest on the Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2014. The principal amount is due upon maturity. The Notes are guaranteed by all of the Company's domestic subsidiaries that also guarantee its revolving credit facility.

The Indenture contains certain restrictions and covenants that, subject to certain exceptions, limit the Company's ability to incur additional indebtedness, pay dividends or repurchase the Company's common shares, make certain loans or investments, and sell or otherwise dispose of certain assets, among other limitations. The Indenture also contains customary events of default, which, if triggered, may accelerate payment of principal, premium, if any, and accrued but unpaid interest on the Notes. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, failure to satisfy material judgments and bankruptcy or insolvency. If a change of control as described in the Indenture occurs, the Company may be required to offer to purchase the Notes from the holders thereof at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

At any time prior to August 15, 2016, the Company may redeem all or part of the Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a specified premium as of the date of redemption, plus (iii) accrued and unpaid interest to, but not including, the date of redemption, subject to the rights of holders of Notes on the relevant record date to receive interest due on the relevant interest payment date. On or after August 15, 2016, the Company may redeem all or a part of the Notes, at specified redemption prices plus accrued and unpaid interest thereon, to, but not including, the applicable redemption date, subject to the rights of holders of Notes on the relevant record date to receive interest due on the relevant interest payment date. In addition, at any time prior to August 15, 2016, the Company may redeem up to 35% of the Notes with the net proceeds of certain equity offerings at a redemption price equal to 106.875% of the principal amount thereof, in each case plus accrued and unpaid interest and additional interest, if any, thereon to, but not including, the redemption date.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

					Interest Expense
					Three Months Ended		Nine Months Ended
	Balance Outstanding at		Maturity Date		September 30,		September 30,
	September 30, 2013	December 31, 2012		Interest Rate at September 30, 2013	2013	2012	2013	2012
Senior Unsecured Notes	$300,000	$—	August 2020	6.875%	$955	$—	$955	$—
Revolving Credit Facility	$—	$165,000	August 2017	N/A	$605	$898	$1,040	$1,283
____________________
N/A: Not applicable

Interest cost on borrowed funds that are invested in major projects with substantial development or construction phases are capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. Interest capitalized to film costs during the three and nine months ended September 30, 2013 totaled $2.3 million and $5.2 million, respectively. No interest was capitalized during the three and nine months ended September 30, 2012.

As of September 30, 2013, the Company was in compliance with all applicable financial debt covenants.

11.	Income Taxes

Set forth below is a reconciliation of the components that caused the Company's provision for income taxes (including the income statement line item "Increase/decrease in income tax benefit payable to former stockholder") to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012(4)	2013	2012(4)
Provision for income taxes (combined with increase/decrease in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(1.4)	(0.4)	(1.8)	(0.9)
Export sales exclusion/manufacturer's deduction(2)	(1.7)	(3.1)	—	(3.1)
Research and development credit(2)	(1.9)	—	(4.8)	—
Federal energy tax credit(3)	(2.3)	—	(2.2)	—
Executive compensation	3.1	0.3	3.2	0.4
Stock-based compensation	11.8	—	4.3	—
Other	(0.9)	2.7	(0.8)	2.2
Effective tax rate (combined with increase/decrease in income tax benefit payable to former stockholder)(1)	41.7%	34.5%	32.9%	33.6%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	—	—	—	(0.1)
Export sales exclusion/manufacturer's deduction(2)	1.3	3.0	(0.3)	3.0
Return-to-provision	(2.2)	1.1	(0.7)	0.6
Other	(0.8)	(0.4)	(1.4)	(0.9)
Total change in income tax benefit payable to former stockholder(1)	(1.7)%	3.7%	(2.4)%	2.6%
Effective tax rate	40.0%	38.2%	30.5%	36.2%

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company's California state tax returns for the years ended December 31, 2005 through 2007 are currently under examination by the California Franchise Tax Board ("FTB"), and all subsequent tax years remain open to audit. In October 2013, the Company received correspondence from the FTB indicating that its California research and development ("R&D") credits for the years under audit would be accepted as originally filed on the Company's income tax returns. As a result, the Company expects to recognize approximately $1.3 million of previously established net unrecognized tax benefits for this period in the quarter ending December 31, 2013. Additionally, the Company expects to recognize approximately $2.8 million to $4.2 million of previously established net unrecognized tax benefits for its 2008 to 2012 California R&D credits in the quarter ending December 31, 2013.

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's India income tax returns are currently under examination for the tax years ended March 31, 2010 through 2012.

12.	Stockholders’ Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the nine months ended September 30, 2013, the Company repurchased 1.3 million shares of its outstanding Class A Common Stock for $25.0 million under the July 2010 authorization. During the three months ended September 30, 2013 and the three and nine months ended September 30, 2012, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2013, the Company's remaining authorization under the stock repurchase program was $100.0 million.

Non-controlling Interests

As discussed in Note 3, the Company has recorded a non-controlling interest on its consolidated balance sheets, as a separate component of equity, which represents JWP's equity interest in a joint venture that the Company consolidates. The net income attributable to the non-controlling interests is presented in the Company’s consolidated statements of income. There is no other comprehensive income or loss attributable to the non-controlling interests. The following table presents the changes in equity for the nine months ended September 30, 2013 (in thousands):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2012	$1,345,616	$630	$1,346,246
Stock-based compensation	26,968	—	26,968
Purchase of treasury shares	(28,170)	—	(28,170)
Foreign currency translation adjustments	(1,443)	—	(1,443)
Distributions to non-controlling interest holder	—	(45)	(45)
Net income	37,894	547	38,441
Balance as of September 30, 2013	$1,380,865	$1,132	$1,381,997

13.	Stock-Based Compensation

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and nine-month periods ended September 30, 2013 and 2012, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total stock-based compensation	$4,646	$3,177	$14,483	$13,692
Tax impact(1)	(1,937)	(1,096)	(4,765)	(4,601)
Reduction in net income, net of tax	$2,709	$2,081	$9,718	$9,091
 ____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item "Increase/decrease in income tax benefit payable to former stockholder" (see Note 11).

Stock-based compensation cost capitalized as a part of film costs was $4.1 million and $4.6 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $12.4 million and $13.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three- and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2013
Restricted stock and restricted stock units	327	$27.58	754	$22.53
2012
Restricted stock and restricted stock units	225	$17.95	517	$17.77

As of September 30, 2013, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $70.3 million and will be amortized on a straight-line basis over a weighted average period of 1.9 years.

14.	Reportable Segments

During the three months ended September 30, 2013, the Company reorganized its internal management structure to align with changes in how it operates the business and evaluates financial performance of individual business units. As a result, there were changes to its operating segments and the Company has revised its segment information for prior periods to conform to the current presentation. The Company's reportable segments are as follows: (i) Feature Films, (ii) Television Series and Specials and (iii) Consumer Products. Refer to Note 1 for a description of each of the Company's reportable segments.

Segment performance is evaluated based on revenues and gross profit. The Company does not allocate assets to each of its operating segments, nor does the Company's chief operating decision maker evaluate operating segments using discrete asset information. Information on the reportable segments and a reconciliation of total segment revenues and gross profit to consolidated financial statements are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Feature Films	$120,724	$146,382	$372,213	$408,256
Television Series and Specials	18,212	14,958	58,488	18,208
Consumer Products	11,966	14,023	55,263	35,665
All Other	3,647	10,935	16,669	23,056
Total revenues	$154,549	$186,298	$502,633	$485,185

Gross profit
Feature Films	$55,362	$64,146	149,298	$155,259
Television Series and Specials	4,210	4,374	15,426	3,910
Consumer Products	3,045	8,435	27,046	17,532
All Other	235	(4,618)	369	(16,224)
Total gross profit(1)	$62,852	$72,337	$192,139	$160,477
____________________

(1)
The Company defines segment profit as segment revenues less segment costs of revenues ("segment gross profit"). The Company's segment gross profit is equivalent to total gross profit as presented on the consolidated statements of income, which includes a reconciliation to consolidated income before income taxes.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents goodwill for each of the Company's new reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	All Other	Total
Balance as of December 31, 2012	$51,412	$7,141	$12,853	$—	$71,406
Acquisition of ATV	—	—	—	118,617	118,617
Measurement period adjustments related to the acquisition of Classic Media	(7,417)	(1,030)	(1,854)	—	(10,301)
Balance as of September 30, 2013	$43,995	$6,111	$10,999	$118,617	$179,722

15.	Related Party Transactions

Transactions with ODW

During the nine months ended September 30, 2013, the Company had various transactions with a related party, ODW. See Note 7 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG make payments to each other in connection with the licensing of music that is owned by the other company (or for which the other company serves as the music publisher). In addition, UMG serves as the music publisher for the Company's Classic Media business (which the Company acquired in August 2012). Finally, UMG and ATV (which the Company acquired in May 2013) have recently formed joint ventures related to the music business. For the three and nine months ended September 30, 2013, revenues recognized related to the arrangements were not material. During the nine months ended September 30, 2013, the Company incurred expenses (which were recorded as film inventory costs) totaling $0.3 million related to these arrangements. Expenses incurred by the Company related to these arrangements were not material for the three months ended September 30, 2013.

16.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's third-party distributors, Paramount and Fox. Paramount represented approximately 68% and 78% of total revenue for the three-month periods ended September 30, 2013 and 2012, respectively, and 56% and 82% for the nine-month periods ended September 30, 2013 and 2012, respectively. Fox represented approximately 14% for the nine-month period ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, approximately 57% and 49%, respectively, of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix.

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

The following table sets forth the computation of basic and diluted net income per share of common stock attributable to DreamWorks Animation SKG, Inc. (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income per share of common stock attributable to DreamWorks Animation SKG, Inc.	$10,064	$24,440	$37,894	$46,286
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	83,741	84,343	84,049	84,206
Less: Unvested restricted stock	(110)	(95)	(110)	(102)
Denominator for basic calculation	83,631	84,248	83,939	84,104
Weighted average effects of dilutive stock-based compensation awards:
Employee stock options and stock appreciation rights	174	—	2	—
Restricted stock awards	1,548	1,045	1,100	945
Denominator for diluted calculation	85,353	85,293	85,041	85,049
Net income per share—basic	$0.12	$0.29	$0.45	$0.55
Net income per share—diluted	$0.12	$0.29	$0.45	$0.54

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options to purchase shares of common stock and restricted stock awards	1,667	2,876	1,739	2,922
Stock appreciation rights	3,771	5,175	5,000	5,212
Total	5,438	8,051	6,739	8,134

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares as the required performance conditions had not been met as of September 30, 2013 nor 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options to purchase shares of common stock and restricted stock awards	244	356	244	356

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Restructuring Charges

During the quarter ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. As a result, during the year ended December 31, 2012, the Company recorded a liability for non-retirement postemployment benefit charges totaling $4.6 million for 178 employees. These charges were recorded in costs of revenues in the Company's consolidated statements of operations. During the three months ended March 31, 2013, the Company implemented a restructuring plan to lower the cost structure, which resulted in a commitment to further reduce its workforce. As a result, the Company incurred additional restructuring charges attributable to employee-related costs (primarily related to severance and benefits) totaling $2.6 million for 43 employees, and $5.5 million for 102 employees for the three and nine months ended September 30, 2013, respectively. These charges were recorded in costs of revenues and selling, general and administrative expenses in the Company's consolidated statements of income. Payments made during the three and nine months ended September 30, 2013 totaled $2.7 million and $7.2 million (which includes the impact of accelerated vesting of certain stock-based compensation awards), respectively, related to these restructuring plans. As of September 30, 2013, $2.8 million remained accrued as a liability. The Company expects to complete its restructuring plans by the end of 2013. The Company's restructuring plans are attributable to its Feature Films reportable segment.

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

Management Overview

During the three months ended September 30, 2013, we reorganized our internal management structure to align with changes in how we operate the business and evaluate financial performance of each of our individual business units. The changes in our operational structure resulted from, among other things, our growing television production business, an increased emphasis on our consumer products business and the ongoing integration of our Classic Media business into our operating segments. We evaluate the performance of each of our segments based on gross profit, and accordingly, the discussion of our revenues and costs of revenues for the three and nine months ended September 30, 2013 and 2012 reflects our new segment categories. A description of each of our segments is discussed in the section entitled "Business Overview."

The following is a summary of the significant items that affected our financial results for the three and nine months ended September 30, 2013:

•
During the three and nine months ended September 30, 2013, we earned net income (excluding net income attributable to non-controlling interests) of $10.1 million, or $0.12 per diluted share, and $37.9 million, or $0.45 per diluted share, respectively. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the three months ended September 30, 2013, Turbo (our July 2013 theatrical release) generated revenues, attributable to our Feature Film segment, of $6.4 million primarily earned in the international theatrical market. Further discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results —Revenues—Feature Films—Current year theatrical releases."

•
In May 2013, we completed the acquisition of AwesomenessTV ("ATV"). During the three and nine months ended September 30, 2013, our operating results included $3.5 million and $7.1 million, respectively, of revenues and $0.3 million and $1.8 million, respectively, of gross profit attributable to ATV. Further discussion of revenues attributable to ATV is provided in the section entitled "—Overview of Financial Results—Revenues—Non-Feature Film Revenues—All Other."

•
During the three and nine months ended September 30, 2013, our selling, general and administrative expenses increased $11.2 million and $45.4 million, respectively, in comparison to the same respective periods of the prior year, which were primarily driven by our recent acquisitions, restructuring costs, as well as higher salaries and benefits, including annual incentive compensation. Further discussion is provided in the section entitled "—Overview of Financial Results—Selling, General and Administrative Expenses."

•
On August 14, 2013, the Company closed its offering of $300.0 million aggregate principal amount of 6.875% senior notes due 2020 (the “Notes”). Further discussion is provided in the section entitled "—Financing Arrangements."

Our Business

Our business is primarily devoted to developing, producing and exploiting animated feature films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets. We continue to build upon the value of our intellectual property created from our animated films by creating high-quality entertainment through the development and production of non-theatrical content such as television series and specials and live performances based on characters from our feature films. In addition, we now have an extensive library of other intellectual property rights through our acquisition of Classic Media, which can be exploited in various markets. Our activities also include technology initiatives as we explore opportunities to exploit our internally developed software.

Distribution and Servicing Arrangements

Beginning with our first feature film theatrically released in 2013 (which was The Croods released in the domestic theatrical market on March 22, 2013), we derive revenue from Twentieth Century Fox Film Corporation's worldwide (except China and South Korea, which are distributed by Oriental DreamWorks Holding Limited ("ODW" or the "Chinese Joint Venture") and C.J. E&M Corporation ("C.J."), respectively) exploitation of our films in the theatrical and various post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period.

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

Our Revenues and Costs

The following is a description of each of our segments:

•	Feature Films—consists of the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets;

•
Television Series and Specials—consists of the development, production and exploitation of television, direct-to-video and other non-theatrical content in the television, home entertainment and digital markets;

•	Consumer Products—consists of merchandising and licensing activities related to the exploitation of our intellectual property rights; and

•	All Other—consists of all other segments, primarily ATV and live performances.

Our Revenues

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
Our films are distributed in foreign countries and, in recent years, we have derived on average 67% of our worldwide box office receipts and 57% of our feature film revenue from foreign countries (sequel films generally have higher percentages than our original films). A significant amount of our transactions in foreign countries is conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk" of our 2012 Form 10-K.

Television Series and Specials

Our business activities also include the development, production and exploitation of television, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television and other series and specials are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. For example, in June 2013, we announced that we had entered into separate, long-term agreements with Netflix and the German television network SuperRTL regarding the production and distribution of existing and future series. The agreement with Netflix provides for the Company to deliver over 300 hours of newly created series based on DreamWorks Animation and Classic Media properties. The first series is expected to be available for streaming by consumers on Netflix in 2014 in all countries in which Netflix currently operates or has announced it will operate. The SuperRTL agreement provides for the Company to deliver more than 1,100 programming half-hours, which will consist of both newly created series as well as existing series. The first series is expected to begin airing in Germany on SuperRTL in late 2013. Under both agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to Netflix or SuperRTL.

Consumer Products

Our consumer products segment includes all merchandising and licensing activities related to our intellectual properties. We generate royalty-based revenues from the licensing of our character, film elements and other intellectual property rights to consumer product companies, retailers, live entertainment companies, music publishers, theme parks, cruise ships and hotels worldwide.

All Other

The primary revenue streams generated by our other segments are related to ATV (which we acquired in May 2013) and live performances. ATV generates revenues primarily from online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. We receive payment and record revenues directly from third parties. On June 27, 2012, we had launched a live arena touring show based on our feature film How to Train Your Dragon, following a limited international launch in March 2012. The final performance of this arena touring show was in January 2013. The live arena touring show was operated through a third-party entity that we consolidate because we have determined that the entity qualifies as a variable interest entity due to our commitment to fund all losses. We have entered into an arrangement to license the show directly to a third party, as well as to sell the majority of the physical assets of the production, for exploitation in China. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties.

Our Costs

Costs of Revenues

•
Feature Films. Costs of revenues related to our Feature Films segment primarily include the amortization of capitalized costs (which consist of production, overhead and interest costs), participation and residual costs and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. While the amortization of capitalized costs is based on the amount of revenues earned from all markets (including consumer products revenue), the amount of amortization reflected in the Feature Films segment is only that attributable to revenues reported in this segment.

Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films will be included in our costs of revenues to the extent that we cause our distributors to make additional expenditures in excess of agreed amounts.

•
Television Series and Specials. Similar to our Feature Films segment, costs of revenues primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized. In addition, costs of revenues include amortization of intangible assets (which consists of certain character rights). Our television and other series and specials are typically not subject to the same distribution agreements as our feature films, and accordingly, costs of revenues includes distribution and marketing costs directly incurred by us. We also use a third-party, Anderson, to distribute certain home entertainment product, and as a result of our arrangement with Anderson, costs of revenues also includes costs related to physical inventory sales and associated distribution fees.

•
Consumer Products. Costs of revenues associated with our consumer products segment is primarily related to the portion of amortization of capitalized costs of our film, television series/specials and live performances, as well as amortization of certain intangible assets, associated with consumer product and licensing revenues. Costs of revenues also includes participation costs, direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and certain marketing and promotion costs.

•
All Other. All other costs of revenues primarily relates to those associated with our live performance business, including the amortization of capitalized costs (excluding the portion attributable to consumer products revenue), marketing and other operating costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, selling, general and administrative expenses include advertising and marketing costs that are not directly attributable to our feature films, television series and specials or live performances. In addition, as a result of our restructuring plans (as described in Note 19 of the unaudited financial statements contained in Item 1 of this Quarterly Report), our selling, general and administrative expenses also include restructuring charges.

Other Operating Income Related to Oriental DreamWorks Contributions

Consists of income recognized in connection with our contributions to ODW in the form of consulting and training services and the license of technology.

For a detailed description of our revenues and operating expenses, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs" of our 2012 Form 10-K.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us from our distributors fluctuates based upon the timing of our films’ theatrical and home entertainment releases and the recoupment position of our distributors on a film-by-film basis, which varies depending upon a film’s overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuates depending on when each title is made available. Furthermore, revenues related to our television series and specials fluctuate based upon the timing of their broadcast and the licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television series and specials broadcasts. We expect that revenues generated from our Classic Media properties will tend to be higher during the fourth quarter of each calendar year due to the holiday-themed content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results, as well as our cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of income. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$154.5	$186.3	$(31.8)	(17.1)%	$502.6	$485.2	$17.4	3.6%
Costs of revenues	91.7	114.0	(22.3)	(19.6)%	310.5	324.7	(14.2)	(4.4)%
Gross profit	62.8	72.3	(9.5)	(13.1)%	192.1	160.5	31.6	19.7%
Product development	0.4	1.3	(0.9)	(69.2)%	2.5	3.7	(1.2)	(32.4)%
Selling, general and administrative expenses	47.7	36.5	11.2	30.7%	140.2	94.8	45.4	47.9%
Other operating income related to Oriental DreamWorks contributions	(3.3)	—	(3.3)	(100.0)%	(6.2)	—	(6.2)	(100.0)%
Operating income	18.0	34.5	(16.5)	(47.8)%	55.6	62.0	(6.4)	(10.3)%

Non-operating income (expense):
Interest (expense) income, net	(0.7)	(0.1)	(0.6)	NM	0.9	1.1	(0.2)	(18.2)%
Other income, net	2.8	2.8	—	—%	4.9	6.6	(1.7)	(25.8)%
(Increase) decrease in income tax benefit payable to former stockholder	(0.3)	1.4	(1.7)	NM	(1.4)	1.8	(3.2)	NM
Income before loss from equity method investees and income taxes	19.8	38.6	(18.8)	(48.7)%	60.0	71.5	(11.5)	(16.1)%

Loss from equity method investees	2.8	—	2.8	100.0%	4.1	—	4.1	100.0%
Income before income taxes	17.0	38.6	(21.6)	(56.0)%	55.9	71.5	(15.6)	(21.8)%
Provision for income taxes	6.9	14.2	(7.3)	(51.4)%	17.5	25.2	(7.7)	(30.6)%
Net income	10.1	24.4	(14.3)	(58.6)%	38.4	46.3	(7.9)	(17.1)%
Less: Net income attributable to non-controlling interests	—	—	—	—%	0.5	—	0.5	100.0%
Net income attributable to DreamWorks Animation SKG, Inc.	$10.1	$24.4	$(14.3)	(58.6)%	$37.9	$46.3	$(8.4)	(18.1)%

Diluted net income per share attributable to DreamWorks Animation SKG, Inc.	$0.12	$0.29	$(0.17)	(58.6)%	$0.45	$0.54	$(0.09)	(16.7)%
Diluted shares used in computing diluted net income per share	85.3	85.3		—%	85.0	85.0		—%
____________________
NM: Not meaningful

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following chart sets forth (in millions), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Revenues ($ in millions)
$154.5(1)
Feature Films, $120.7
78.1%
Television Series and Specials, $18.2
11.8%
Consumer Products, $12.0
7.8%
All Other, $3.6
2.3%
3Q 2013
$186.3(1)
Feature Films, $146.4
78.6%
Television Series and Specials, $15.0
8.0%
Consumer Products, $14.0
7.5%
All Other, $10.9
5.9%
3Q 2012

____________________

(1)
For each period shown, "Feature Films" consists of revenues attributable to the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. "Television Series and Specials" consist of revenues attributable to the development, production and exploitation of television, direct-to-video and other non-theatrical content. "Consumer Products" consists of revenues attributable to our merchandising and licensing activities related to the exploitation of our intellectual property rights. "All Other" consists of revenues not attributable to the reportable segments (primarily ATV and live performances).

Revenues. For the three months ended September 30, 2013, our revenues were $154.5 million, a decrease of $31.8 million, or 17.1%, as compared to $186.3 million for the three months ended September 30, 2012.

Feature Films

The following chart sets forth the revenues generated by our feature films, by category, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 (in millions):

Revenues ($ in millions)
$160
$140
$120
$100
$80
$60
$40
$20
$0
$120.7(1)
Turbo, $6.4
The Croods, $4.0
Rise of the Guardians, $42.4
Madagascar 3, $10.9
Puss in Boots, $4.8
Library, $52.2
$146.4(1)
Madagascar 3, $45.1
Puss in Boots, $44.6
Kung Fu Panda 2, $8.7
Megamind, $0.6
Library, $47.4
3Q 2013
3Q 2012
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

Current year theatrical releases. Revenues generated by our "Current year theatrical release" category decreased $34.7 million, or 76.9%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Madagascar 3 (our June 2012 release) was a stronger-performing title than our original film Turbo (our July 2013 release). During the three months ended September 30, 2013, Turbo contributed $6.4 million, or 4.1%, of revenues, primarily earned in the Chinese and South Korean theatrical markets, which are distributed outside of our arrangement with Fox. During the three months ended September 30, 2013, Fox did not report any revenue to us for Turbo as they had not yet recouped their marketing and distribution costs, largely as a result of Turbo's box office performance. We anticipate that Fox will recoup their marketing and distribution costs from their future on-going distribution of Turbo in the theatrical and post-theatrical markets covered by the Fox Distribution Agreement. Our distributors in the Chinese and South Korean theatrical markets recouped their distribution and marketing costs during the three months ended September

30, 2013, as their respective costs relative to Turbo's theatrical performance in their specific distribution territories are lower relative to the costs incurred by Fox in other territories. Additionally, during the three months ended September 30, 2013, The Croods contributed $4.0 million, or 2.6%, of revenues, primarily earned in the worldwide theatrical market. We expect higher revenues from The Croods in the fourth quarter of 2013 due to its home entertainment release on October 1, 2013. During the three months ended September 30, 2012, our feature film Madagascar 3 contributed $45.1 million, or 24.2%, of revenues, earned in the worldwide theatrical market.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category remained consistent at $53.3 million during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. The primary drivers of our "Prior year theatrical releases" revenues were the following:

•
Although Rise of the Guardians (our November 2012 release) was a weaker title in the worldwide theatrical markets compared to Puss in Boots (our October 2011 release), these films generated similar revenues in the worldwide television markets due to the timing of availability windows in various international territories. During the three months ended September 30, 2013, Rise of the Guardians contributed $42.4 million, or 27.4%, of revenues, primarily earned in the worldwide television markets. During the three months ended September 30, 2012, Puss in Boots contributed $44.6 million, or 23.9% of revenues, primarily earned in the worldwide pay television market; and

•
During the three months ended September 30, 2013, Madagascar 3 (our June 2012 release) contributed $10.9 million, or 7.1%, of revenues, primarily earned in the worldwide home entertainment and television markets. During the three months ended September 30, 2012, Kung Fu Panda 2 (our May 2011 release) contributed $8.7 million, or 4.7%, of revenues, primarily earned in the international pay television market.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. During the three months ended September 30, 2013, Puss in Boots contributed $4.8 million, or 3.1%, of revenues, primarily earned in the worldwide home entertainment market. During the three months ended September 30, 2012, Megamind contributed $0.6 million, or 0.3%, of revenues, earned in various markets.

Library. Revenue from our "Library" category increased $4.8 million, or 10.1%, to $52.2 million during the three months ended September 30, 2013 when compared to $47.4 million during the three months ended September 30, 2012, due to the increase in the number of titles that comprise this category, as well as television revenues earned by Kung Fu Panda 2 (which was added to the "Library" category during the the three months ended June 30, 2013) as a result of the timing of availability windows in various international territories. During the three months ended September 30, 2013, Kung Fu Panda 2 generated revenues of $14.3 million, primarily earned in the international free television market. During the three months ended September 30, 2012, revenues generated by our "Library" category were mainly attributable to How to Train Your Dragon and Shrek Forever After, primarily earned in the international free television market.

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 (in millions, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
Segment	2013	2012	$	%
Television Series and Specials	$18.2	$15.0	$3.2	21.3%
Consumer Products	12.0	14.0	(2.0)	(14.3)%
All Other(1)	3.6	10.9	(7.3)	(67.0)%
Total Non-Feature Film revenues	$33.8	$39.9	$(6.1)	(15.3)%
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment increased $3.2 million to $18.2 million during the three months ended September 30, 2013 when compared to $15.0 million during the three months ended September 30, 2012. This increase was primarily attributable to revenues generated from our Classic Media properties in the home entertainment and television markets, with the main contributors being Veggie Tales and holiday-themed content. As we did not acquire Classic Media until August 29, 2012, during the three months ended September 30, 2012, revenues generated by our Classic Media properties only included one month of activity.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment decreased $2.0 million to $12.0 million during the three months ended September 30, 2013 when compared to $14.0 million during the three months ended September 30, 2012. During the three months ended September 30, 2012, revenues from our consumer products segment were higher as a result of merchandise revenues generated by our How to Train Your Dragon arena show (which ended its initial engagement in January 2013), as well as revenues earned from a multi-property license. During the three months ended September 30, 2013, there was no similar license arrangement. In addition, the three months ended September 30, 2013 benefited from a full three months of revenues generated by our Classic Media properties, with the main contributors being Where's Wally and Veggie Tales. During the prior year, the properties were only included from August 29, 2012, the date of acquisition.

All Other. Revenues generated by our All Other segment decreased $7.3 million to $3.6 million during the three months ended September 30, 2013 when compared to $10.9 million during the three months ended September 30, 2012. Revenues generated by our All Other segment were impacted by the following:

•
Revenues generated from our live performances decreased $10.8 million. During the three months ended September 30, 2012, revenues from our live performances were primarily attributable to our How to Train Your Dragon arena show and the London version of our Shrek The Musical show. Our How to Train Your Dragon arena show and the London version of our Shrek The Musical show had the final performances of their initial engagements in January 2013 and February 2013, respectively. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties; and

•
The decrease of our live performances revenue was partially offset by revenues generated by ATV (which we acquired in May 2013) of $3.5 million, or 2.3% of consolidated revenues, which primarily relate to content licensing fees and advertising revenues earned.

Costs of Revenues.  Costs of revenues for the three months ended September 30, 2013 totaled $91.7 million, a decrease of $22.3 million, or 19.6%, compared to $114.0 million for the three months ended September 30, 2012. Costs of revenues as a percentage of revenues were 59.3% for the three months ended September 30, 2013 and 61.2% for the three months ended September 30, 2012. The following is a discussion of our costs of revenues by segment:

Feature Films. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues for our Feature Films segment were 54.1% during the three months ended September 30, 2013 compared to 56.2% for the three months ended September 30, 2012. The primary drivers were the following:

•
Overall lower amortization rate of 2013's "Prior year theatrical releases" compared to 2012's "Prior year theatrical releases." 2013's "Prior year theatrical releases" benefited from Madagascar 3, which was a stronger performing title as compared to Puss in Boots, and Rise of the Guardians which had a stronger than expected performance in the home entertainment market in 2013, thereby lowering its amortization rate; and

•
In addition, the overall amortization rates for the three months ended September 30, 2013 benefited from the growth in our library, which tend to have lower amortization rates compared to more recent releases.

Television Series and Specials. Costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 76.9% during the three months ended September 30, 2013 compared to 70.8% for the three months ended September 30, 2012. The increase in costs of revenues as a percentage of revenues was impacted by the amortization of character rights acquired with the acquisition of Classic Media. These character rights are amortized on a straight-line basis, and therefore, do not directly correlate with revenues generated during the period. As the three months ended September 30, 2013 includes a full three months of contribution from Classic Media properties, the impact on costs of revenues was greater than the three months ended September 30, 2012, which only included one month of Classic Media activity.

Consumer Products. Costs of revenues as a percentage of revenues for our Consumer Products segment during the three months ended September 30, 2013 were 74.6% compared to 39.8% for the three months ended September 30, 2012. Costs of revenues as a percentage of revenues for the three months ended September 30, 2012 were lower as a result of the revenues earned from a license granted for several of our evergreen properties, which had no associated costs. During the three months ended September 30, 2013, there was no similar revenue stream. In addition, during the three months ended September 30, 2013, Turbo, which has a high amortization rate, contributed $3.9 million in consumer product revenues.

All Other. Costs of revenues for our All Other segment consists of those related to ATV and our live performance business. For the three months ended September 30, 2013, costs of revenues benefited from the decrease in live performance revenues, which historically have had higher costs of revenues as a percentage of revenues.

Product Development. Product development costs decreased to $0.4 million for the three-month period ended September 30, 2013 when compared to $1.3 million for the same period in the prior year. Product development costs primarily represent research and development costs related to our technology initiatives. The decrease is primarily due to a decline in development activity associated with a technology project that we are no longer pursuing.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $11.2 million to $47.7 million (including $4.5 million of stock-based compensation expense) for the three months ended September 30, 2013 from $36.5 million (including $3.0 million of stock-based compensation expense) for the three months ended September 30, 2012. This 30.7% aggregate increase was primarily attributable to:

•	An increase of $7.4 million as a result of our recent acquisitions;

•
Higher salaries and benefits, including annual incentive compensation, of $10.1 million (excluding the effect of our recent acquisitions) due to new employment agreements related to certain executives, increased headcount to support our brand and business diversification and expansion efforts;

•	Charges related to our restructuring plan totaling $2.1 million, which primarily consist of severance, benefits and the impact of accelerated vesting of certain stock-based compensation awards; and

•
These increases were partially offset by $9.0 million in lower professional fees as these costs were higher during the three months ended September 30, 2012 as a result of new business initiatives, such as the acquisition of Classic Media and the establishment of ODW.

Other Operating Income Related to Oriental DreamWorks Contributions. During the three months ended September 30, 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended September 30, 2013, the income totaled $3.3 million and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Income. Operating income for the three months ended September 30, 2013 was $18.0 million compared to $34.5 million for the three months ended September 30, 2012. This $16.5 million, or 47.8% decrease, was primarily driven by the increase in our selling, general and administrative costs (as described above).

Interest Income/Expense, Net. For the three months ended September 30, 2013 and 2012, the amounts recorded as interest expense (net of amounts capitalized) were immaterial.

Other Income, Net.  For the three months ended September 30, 2013 and 2012, total other income (net of other expenses) was consistent at $2.8 million in each respective period. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners. Additionally, during the three months ended September 30, 2013, gains from foreign currency transactions increased $0.9 million when compared to the same period of the prior year.

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

For the three months ended September 30, 2013, we recorded $0.3 million as an increase in income tax benefit payable to former stockholder in our statements of income as a result of a reduction in our ability to claim certain tax deductions. For the three months ended September 30, 2012, we recorded $1.4 million as a decrease in income tax benefit payable to the former stockholder as a result of our ability to claim certain tax deductions.

Loss from Equity Method Investees.  We use the equity method of accounting for investments in companies in which we own 50% or less and can exercise significant influence, but do not control. During the three months ended September 30, 2013, our portion of the losses incurred by equity method investees was $2.8 million, which were primarily attributable to our shares of losses incurred by ODW. We did not have any equity method investments during the prior year.

Provision for Income Taxes.  For the three months ended September 30, 2013, we recorded a provision for income taxes of $6.9 million, or an effective tax rate of 40.0%. For the three months ended September 30, 2012, we recorded a provision for income taxes of $14.2 million, or an effective tax rate of 38.2%. However, when our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended September 30, 2013 and 2012 were 41.7% and 34.5%, respectively. Our effective tax rate and our combined effective tax rate for the three months ended September 30, 2013 were higher than the 35% statutory federal rate primarily due to tax expense recorded in connection with a reduction of previously established deferred tax assets as a result of the expiration of certain stock-based awards. Our effective tax rate for the three months ended September 30, 2012 was higher than the 35% statutory federal rate as a result of transaction costs related to the acquisition of Classic Media, which are non-deductible for tax purposes.

Net Income Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net income attributable to non-controlling interests) for the three months ended September 30, 2013 was $10.1 million, or $0.12 per diluted share, as compared to $24.4 million, or $0.29 per diluted share, in the corresponding period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following chart sets forth (in millions), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Revenues ($ in millions)
$502.6(1)
$485.2(1)
Feature Films, $372.2
74.1%
Television Series and Specials, $58.5
11.6%
Consumer Products, $55.3
11.0%
All Other, $16.6
3.3%
Feature Films, $408.3
84.1%
Television Series and Specials, $18.2
3.8%
Consumer Products, $35.6
7.3%
All Other, $23.1
4.8%
YTD 3Q 2013
YTD 3Q 2012

____________________

(1)
For each period shown, "Feature Films" consists of revenues attributable to the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. "Television Series and Specials" consist of revenues attributable to the development, production and exploitation of television, direct-to-video and other non-theatrical content. "Consumer Products" consists of revenues attributable to our merchandising and licensing activities related to the exploitation of our intellectual property rights. "All Other" consists of revenues not attributable to the reportable segments (primarily ATV and live performances).

Revenues. For the nine months ended September 30, 2013, our revenues were $502.6 million, an increase of $17.4 million, or 3.6%, as compared to $485.2 million for the nine months ended September 30, 2012.

Feature Films

The following chart sets forth the revenues generated by our feature films, by category, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 (in millions):

$420
$360
$300
$240
$180
$120
$60
$0
Revenues ($ in millions)
$372.2(1)
Turbo, $6.4
The Croods, $78.0
Rise of the Guardians, $68.4
Madagascar 3, $79.5
Puss in Boots, $13.3
Kung Fu Panda 2, $0.4
Library, $126.2
$408.3(1)
Madagascar 3, $95.6
Puss in Boots, $139.6
Kung Fu Panda 2, $65.2
Megamind, $7.0
Shrek Forever After, $1.7
Library, $99.2
YTD 3Q 2013
YTD 3Q 2012
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

Current year theatrical releases. Revenues generated by our "Current year theatrical release" category decreased $11.2 million, or 11.7%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Although there were two titles that comprised the "Current year theatrical release" category during the nine months ended September 30, 2013, compared to one title that comprised this category during the nine months ended September 30, 2012, Madagascar 3 (our June 2012 release) was a stronger performing title than our original film, Turbo (our July 2013 release). During the nine months ended September 30, 2013, Turbo contributed $6.4 million, or 1.3%, of revenues, primarily earned in the Chinese and South Korean theatrical markets, which are distributed outside of our arrangement with Fox. During the nine months ended September 30, 2013, Fox did not report any revenue to us for Turbo as they had not yet recouped their marketing and distribution costs, largely as a result of Turbo's box office performance. We anticipate that Fox will recoup their marketing and distribution costs from their future on-going distribution of Turbo in the theatrical and post-theatrical markets covered by the Fox Distribution Agreement. Our distributors in the Chinese and

South Korean theatrical markets recouped their distribution and marketing costs during the nine months ended September 30, 2013, as their respective costs relative to Turbo's theatrical performance in their specific distribution territories are lower relative to the costs incurred by Fox in other territories. Additionally, during the nine months ended September 30, 2013, The Croods contributed $78.0 million, or 15.5%, of revenues, primarily earned in the worldwide theatrical market. During the nine months ended September 30, 2012, our feature film Madagascar 3 contributed $95.6 million, or 19.7%, of revenues, earned in the worldwide theatrical market.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $56.9 million, or 27.8%, to $147.9 million during the nine months ended September 30, 2013 when compared to $204.8 million during the nine months ended September 30, 2012. The primary drivers of our "Prior year theatrical releases" revenues were the following:

•
Rise of the Guardians (our November 2012 release) was a weaker title in the theatrical market compared to Puss in Boots (our October 2011 release) and, accordingly, took longer to recoup its distribution and marketing costs than is typical for our films. During the nine months ended September 30, 2013, Rise of the Guardians contributed $68.4 million, or 13.6% of revenues, primarily earned in the worldwide home entertainment and television markets. During the nine months ended September 30, 2012, Puss in Boots contributed $139.6 million, or 28.8% of revenues, primarily earned in the worldwide home entertainment and television markets; and

•
Madagascar 3 (released in the second quarter of 2012) was a stronger-performing title in the home entertainment market when compared to Kung Fu Panda 2 (released in the second quarter of 2011). During the nine months ended September 30, 2013, Madagascar 3 contributed $79.5 million, or 15.8%, of revenues, primarily earned in the digital, worldwide television and international home entertainment markets. During the nine months ended September 30, 2012, Kung Fu Panda 2 contributed $65.2 million, or 13.4%, of revenues, primarily earned in the digital and worldwide television markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues generated by our "Preceding year theatrical releases" category increased $5.0 million, or 57.5%, to $13.7 million during the nine months ended September 30, 2013 when compared to $8.7 million of revenues the nine months ended September 30, 2012, which is primarily attributable to Puss in Boots (a sequel title), which is a stronger title as compared to Megamind (an original title).

Preceding year theatrical release revenues for the nine months ended September 30, 2013 consisted of:

•	Puss in Boots, which contributed $13.3 million, or 2.6% of revenues, primarily earned in the worldwide home entertainment and international pay television markets; and

•	Kung Fu Panda 2, which contributed $0.4 million, or 0.1%, of revenues, earned in various markets.

Preceding year theatrical release revenues for the nine months ended September 30, 2012 consisted of:

•	Megamind, which contributed $7.0 million, or 1.4% of revenues, primarily earned in the worldwide home entertainment and television markets; and

•	Shrek Forever After, which contributed $1.7 million, or 0.4% of revenues, primarily earned in the worldwide home entertainment and television markets.

Library. Revenue from our "Library" category increased $27.0 million, or 27.2%, to $126.2 million during the nine months ended September 30, 2013 when compared to $99.2 million during the nine months ended September 30, 2012, primarily due to our growing library of titles. During the nine months ended September 30, 2013, our "Library" category benefited from revenues earned in the international free television market by Kung Fu Panda 2, Megamind, Shrek Forever After and How to Train Your Dragon. Our feature film titles are generally released into the international free television market two and a half years after the title's initial domestic theatrical release. As we only released one film in 2009 (whereas we typically release at least two films each year) and three films in 2010, revenues earned from the international free television market were impacted by the timing and quantity of feature films released during recent years, and thus, contributed a lesser amount of revenues during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, revenues generated by our "Library" category were mainly attributable to How to Train Your Dragon and Shrek Forever After, primarily earned in the international free television market.

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 (in millions, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
Segment	2013	2012	$	%
Television Series and Specials	$58.5	$18.2	$40.3	NM
Consumer Products	55.3	35.6	19.7	55.3%
All Other(1)	16.6	23.1	(6.5)	(28.1)%
Total Non-Feature Film revenues	$130.4	$76.9	$53.5	69.6%
NM: Not Meaningful.
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment increased $40.3 million to $58.5 million during the nine months ended September 30, 2013 when compared to $18.2 million during the nine months ended September 30, 2012. The main drivers of revenues generated from our television series and specials were the following:

•	In 2013, we released our television special Madly Madagascar and earned revenues from the domestic home entertainment and digital markets;

•
Revenues generated from our television series Dragons: Riders of Berk increased as, during the nine months ended September 30, 2013, we earned revenues from the first two seasons of the series compared to only the first season during the comparable period of the prior year; and

•
Revenues generated from our Classic Media properties now includes a full nine-month period compared to the same period of the prior year which only included one month as we did not acquire these properties until August 2012. The main revenue contributors during the nine months ended September 30, 2013 were Veggie Tales and Lone Ranger and were primarily earned in the television and home entertainment markets.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment increased $19.7 million, or 55.3% to $55.3 million during the nine months ended September 30, 2013 when compared to $35.6 million during the nine months ended September 30, 2012. The increase is mainly attributable to:

•
Revenues generated from our Classic Media properties now include a full nine-month period compared to the same period of the prior year which only included one month as we did not acquire these properties until August 2012. The main revenue contributors during the nine months ended September 30, 2013 were Veggie Tales, Where's Wally and Noddy;

•	Revenue generated from the sale of our share of rights in the 1960s live-action Batman television series; and

•
In exchange for our equity interest in ODW, we granted an intellectual property license to certain of our trademarks, trade names and other intellectual property valued at $12.0 million. As a result, we recognized revenues in the amount of $7.8 million, which represents the portion of the licenses' value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

All Other. Revenues generated by our All Other segment decreased $6.5 million, to $16.6 million during the nine months ended September 30, 2013 when compared to $23.1 million during the nine months ended September 30, 2012. Revenues generated by our All Other segment were impacted by the following:

•
Revenues generated from our live performances decreased $13.4 million. During the nine months ended September 30, 2012, revenues from our live performances were primarily attributable to the London version of our Shrek The Musical show, which had its final performance in February 2013; and

•
Since the close of our acquisition on May 3, 2013, our revenues include those generated by ATV. During the nine months ended September 30, 2013, revenues generated by ATV were $7.1 million, or 1.4% of consolidated revenues, which primarily relate to content licensing fees earned.

Costs of Revenues.  Costs of revenues for the nine months ended September 30, 2013 totaled $310.5 million, a decrease of $14.2 million, or 4.4%, compared to $324.7 million for the nine months ended September 30, 2012. Costs of revenues as a percentage of revenues were 61.8% for the nine months ended September 30, 2013 and 66.9% for the nine months ended September 30, 2012. The following is a discussion of our costs of revenues by segment:

Feature Films. Costs of revenues, the primary component of which is film amortization costs, as a percentage of revenues for our Feature Films segment were 59.9% during the nine months ended September 30, 2013 compared to 62.0% for the nine months ended September 30, 2012. The primary drivers of this were the following:

•
Overall lower amortization rate of 2013's "Prior year theatrical releases" compared to 2012's "Prior year theatrical releases." 2013's "Prior year theatrical releases" benefited from Madagascar 3, which was a strong performing title, and Rise of the Guardians which had a stronger than expected performance in the home entertainment market in 2013, thereby lowering its amortization rate, which contributed to the overall lower amortization rate;

•
Partially offset by a higher amortization rate for The Croods (2013's Current year theatrical release) compared to Madagascar 3 (2012's Current year theatrical release) due to Madagascar 3's stronger performance at the worldwide box office. Although Turbo also has a higher amortization rate, it contributed minimal revenues to the nine months ended September 30, 2013, and thus, had minimal impact on costs of revenues; and

•
An overall higher amortization rate related to our “Library” category which was driven by revenues generated by Megamind, which is a title that has a higher rate of amortization compared to the average amortization rate of our other library titles.

Television Series and Specials. Costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 73.6% for the nine months ended September 30, 2013 compared to 78.5% for the nine months ended September 30, 2012. Costs of revenues for the nine months ended September 30, 2013 benefited from a full period of revenues generated by our Classic Media properties which have lower associated costs of revenues due to its vast catalog of older library properties. This was partially offset by inventory amortization costs related to titles based on DreamWorks properties, which increased to 74% of revenues during the nine months ended September 30, 2013 compared to 51% in the same period of the prior year. This increase primarily resulted from an increase in revenues generated by holiday-themed television specials based on DreamWorks properties (which historically have high amortization rates) during the nine months ended September 30, 2013.

Consumer Products. Costs of revenues as a percentage of revenues for our Consumer Products segment remained relatively consistent during the nine months ended September 30, 2013 at 51.1% compared to the nine months ended September 30, 2012 at 50.8%. Costs of revenues in each year benefited from non-routine intellectual property license arrangements with no associated costs.

All Other. Costs of revenues for our All Other segment consists of those related to ATV and our live performance business. For the nine months ended September 30, 2013, costs of revenues benefited from the decrease in live performance revenues, which historically have had higher costs of revenues as a percentage of revenues.

Product Development. Product development costs decreased $1.2 million to $2.5 million for the nine months ended September 30, 2013 from $3.7 million for the nine months ended September 30, 2012. Product development costs primarily represent research and development costs related to our technology initiatives. The decrease is primarily due to a decline in development activity associated with a technology project that we are no longer pursuing.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $45.4 million to $140.2 million (including $13.9 million of stock-based compensation expense) for the nine months ended September 30, 2013 from $94.8 million (including $13.1 million of stock-based compensation expense) for the nine months ended September 30, 2012. This 47.9% aggregate increase was primarily attributable to:

•	An increase of $22.8 million as a result of our recent acquisitions;

•
Higher salaries and benefits, including annual incentive compensation, of $28.9 million (excluding the effect of our recent acquisitions) due to new employment agreements related to certain executives and increased headcount to support our brand and business diversification and expansion efforts;

•	Charges related to our restructuring plan totaling $4.3 million, which primarily consist of severance and benefits; and

•
These increases were partially offset by $11.6 million of lower professional fees as these costs were higher during the nine months ended September 30, 2012 as a result of new business initiatives, such as the acquisition of Classic Media and the establishment of ODW.

Other Operating Income Related to Oriental DreamWorks Contributions. As a result of the closing of the Chinese Joint Venture transaction during the second quarter of 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the nine months ended September 30, 2013, the income totaled $6.2 million and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Income. Operating income for the nine months ended September 30, 2013 was $55.6 million compared to $62.0 million for the nine months ended September 30, 2012. This $6.4 million, or 10.3% decrease, was primarily driven by our higher margins (as previously described in our Costs of Revenues discussion).

Interest Income/Expense, Net. For the nine months ended September 30, 2013 and 2012, the amounts recorded as interest income (net of amounts capitalized) were immaterial.

Other Income, Net.  For the nine months ended September 30, 2013 and 2012, total other income (net of other expenses) was $4.9 million and $6.6 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the nine months ended September 30, 2013, our payable to the former stockholder was impacted by our ability to retroactively apply research and development credits and other federal tax incentives as a result of extensions granted under the Act. As the Act was not enacted until January 2, 2013, we were not able to apply certain federal tax incentives until the first quarter of 2013 (which was the period of enactment). For the nine months ended September 30, 2013, we recorded $1.4 million as an increase in income tax benefit payable to the former stockholder primarily as a result of the Act and imputed interest on our payable to former stockholder. For the nine months ended September 30, 2012, we recorded $1.8 million as a decrease in income tax benefit payable to the former stockholder as a result of our ability to claim certain tax deductions.

Loss from Equity Method Investees.  During the nine months ended September 30, 2013, our portion of the losses incurred by equity method investees was $4.1 million, which were primarily attributable to our share of losses incurred by ODW. We did not have any equity method investments during the prior year.

Provision for Income Taxes.  For the nine months ended September 30, 2013, we recorded a provision for income taxes of $17.5 million, or an effective tax rate of 30.5%. For the nine months ended September 30, 2012, we recorded a provision for income taxes of $25.2 million, or an effective tax rate of 36.2%. However, when our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the nine months ended September 30, 2013 and 2012 were 32.9% and 33.6%, respectively. Our effective tax rate and our combined effective tax rate for the nine months ended September 30, 2013 were lower than the 35% statutory federal rate primarily due to research and development credits (including the impact of the Act discussed above) and other federal tax incentives. Our effective tax rate for the nine months ended September 30, 2012 was higher than the 35% statutory federal rate due to transaction costs related to the acquisition of Classic Media, which are non-deductible for tax purposes.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). We consolidate the results of this joint venture because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income generated by Bullwinkle Studios. For the nine months ended September 30, 2013, net income attributable to non-controlling interests was $0.5 million.

Net Income Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net income attributable to non-controlling interests) for the nine months ended September 30, 2013 was $37.9 million, or $0.45 per diluted share, as compared to $46.3 million, or $0.54 per diluted share, in the corresponding period in 2012.

Financing Arrangements

Senior Unsecured Notes. On August 14, 2013, we issued $300.0 million in aggregate principal amount of 6.875% senior unsecured notes due in August 2020. The net proceeds from the offering amounted to $294.0 million and we used a portion of the proceeds to repay the outstanding borrowings under our revolving credit facility. The indenture governing the Notes contain certain restrictions and covenants that limit our ability to incur additional indebtedness, pay dividends or repurchase the Company's common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.

Revolving Credit Facility. In connection with the offering of the Notes, we entered into an amendment to our revolving credit facility agreement. The purpose of the amendment was to amend the agreement to allow the Company to create or permit to exist certain restrictions on the ability of its subsidiaries to pay dividends, transfer assets and take similar actions pursuant to the indenture governing the Notes. During the three months ended September 30, 2013, we used proceeds from the Notes to repay the then outstanding borrowings under our revolving credit facility.

There were no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2012 Form 10-K.

As of September 30, 2013, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2012 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, borrowings under our revolving credit facility, proceeds from our senior unsecured notes and cash on hand during the nine months ended September 30, 2013 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g. selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments.

As of September 30, 2013, we had cash and cash equivalents totaling $156.4 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at September 30, 2013 increased by $97.2 million from $59.2 million at December 31, 2012. Components of this change in cash for the nine months ended September 30, 2013, as well as for the nine months ended September 30, 2012, are provided below in more detail.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash provided by operating activities	$70,439	$39,153

During the nine months ended September 30, 2013, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were The Croods' worldwide theatrical revenues, Madagascar 3's domestic television, international theatrical and worldwide home entertainment revenues, Rise of the Guardians international television and home entertainment revenues, and to a lesser extent, worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the nine months ended September 30, 2013 included $11.1 million paid related to incentive compensation payments, as well as $16.0 million (net of a refund received) paid to an affiliate of a former stockholder related to tax benefits realized in 2013 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films and television series and specials, as well as participation and residual payments.

During the nine months ended September 30, 2012, our main source of cash from operating activities was Madagascar 3's worldwide theatrical revenues, Puss in Boots' worldwide theatrical, domestic television and worldwide home entertainment revenues, Kung Fu Panda 2's worldwide home entertainment and international pay television revenues, Megamind's international television revenues and, and to a lesser extent, worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the first nine months of 2012 included $20.2 million paid related to annual incentive compensation payments, as well as $14.2 million paid to an affiliate of a former stockholder related to tax benefits realized in 2012 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television series and specials and live performances, as well as participation and residual payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash used in investing activities	$(71,482)	$(213,966)

Net cash used in investing activities for the nine months ended September 30, 2013 was primarily attributable to the acquisition of ATV in May 2013. Net cash used in investing activities for the nine months ended September 30, 2012 was primarily attributable the acquisition of Classic Media in August 2012. In addition, during the nine months ended September 30, 2013 and 2012, cash used in investing activities was partially attributable to the investment in property, plant and equipment. The decrease in cash used in our investment in property, plant and equipment during the nine months ended September 30, 2013 in comparison to the same period in 2012 was primarily attributable to the expansion of our facilities in Redwood City that was completed in July 2012. Lastly, during the nine months ended September 30, 2013 and 2012, we made cash contributions totaling $14.7 million and $3.0 million, respectively, in connection with investments in various unconsolidated entities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	2013	2012
Net cash provided by financing activities	$99,112	$189,982

Net cash provided by financing activities for the nine months ended September 30, 2013 was largely comprised of $300.0 million of proceeds from the Notes that were issued in August 2013. Net cash provided by financing activities for the nine months ended September 30, 2013 also included $68.0 million in borrowings under our revolving credit facility, which was offset by $233.0 million in repayments of borrowings outstanding under the credit facility. In addition, net cash used in financing activities for the nine months ended September 30, 2013 and 2012 included repurchases of our Class A common stock, including repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards. During the nine months ended September 30, 2013, we repurchased 1.3 million shares of our Class A common stock for $25.0 million under our stock repurchase program (refer to Note 12 of our unaudited consolidated financial statements contained in this Quarterly Report). During the nine months ended September 30, 2012, we did not repurchase any of our common stock other than shares repurchased in order to satisfy tax obligations related to the vesting of restricted stock awards.

Contractual Obligations

Senior Unsecured Notes

As of September 30, 2013, we had $300.0 million in aggregate principal amount outstanding as a result of the Notes. We are required to pay interest on the Notes semi-annually in arrears at a rate of 6.875%, on February 15 and August 15 of each year, beginning on February 15, 2014. We are required to repay the principal amount upon maturity, which is August 15, 2020.

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement of ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of September 30, 2013, our remaining contribution commitments consisted of the following: (i) $44.3 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) licenses of technology and certain other intellectual property of ours and (iv)

approximately $8.3 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 7 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Contingent Consideration

As a result of our acquisition of ATV, we may be obligated to make additional contingent cash payments as part of the purchase price. The amount of contingent consideration to be paid is dependent on whether certain earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable is $117.0 million. As of September 30, 2013, our estimate of the total future cash consideration to be paid is $95.0 million. We anticipate that any expected cash payments will be made in 2015 and 2016 once ATV's operating results for 2014 and 2015 are available.

Non-Cancelable Talent Commitments

As of September 30, 2013, we had non-cancelable talent commitments totaling approximately $19.3 million that we expect to be payable over the next five years.

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

Non-GAAP Measures

Adjusted EBITDA Reconciliation

In connection with our issuance of the Notes on August 14, 2013, we began to use Adjusted EBITDA to provide investors a measure of our ability to make our interest payments on the Notes. Although the indenture governing the Notes does not include covenants based on Adjusted EBITDA, our investors and noteholders use Adjusted EBITDA as one indicator of our ability to comply with our debt covenants as it is similar to the consolidated cash flow measure described in the indenture (refer to our Form 8-K filed on August 14, 2013). Although consolidated cash flow is not a financial covenant under the indenture, it is a measure that is used to determine our ability to make certain restricted payments and incur additional indebtedness in accordance with the terms of the indenture. We define Adjusted EBITDA as net income before provision for income taxes, loss from equity method investees, increase/decrease in income tax benefit payable to former stockholder, other income, net, interest income, net, other non-cash operating income, depreciation and amortization, stock-based compensation expense, impairments and other charges and certain components of amortization of film and other inventory costs (refer to the reconciliation below).

Adjusted EBITDA is not prepared in accordance with GAAP. We believe the use of this non-GAAP measure on a consolidated basis assists investors in comparing our ongoing operating performance between periods. Adjusted EBITDA provides a supplemental presentation of our operating performance and generally includes adjustments for unusual or non-operational activities. We may not determine Adjusted EBITDA in a manner consistent with the methodologies used by other companies. Adjusted EBITDA (a) does not represent our operating income or cash flows from operating activities as defined by GAAP; (b) does not include all of the adjustments used to compute consolidated cash flow for purposes of the covenants applicable to the Notes; (c) is not necessarily indicative of cash available to fund our cash flow needs; and (d) should not be considered as an alternative to net income, operating income, cash provided by operating activities or our other financial information as determined under GAAP. Our presentation of Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or nonrecurring items. We believe that net income is the most directly comparable GAAP measure to Adjusted EBITDA. Accordingly, the following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	Three Month Ended	Nine Month Ended
	September 30, 2013	September 30, 2013
Net income	$10,079	$38,441
Provision for income taxes	6,919	17,455
Loss from equity method investees	2,781	4,110
Increase in income tax benefit payable to former stockholder	283	1,352
Other income, net	(2,847)	(4,889)
Interest income, net	769	(871)
Operating income	17,984	55,598
Income related to Oriental DreamWorks contributions	(3,333)	(14,033)
Amounts included in amortization of film and other inventory costs(1)	7,555	24,932
Depreciation and amortization(2)	4,002	10,761
Stock-based compensation expense	4,646	14,483
Adjusted EBITDA	$30,854	$91,741
____________________

(1)
Amortization of film and other inventory costs in any period includes the effects of depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. Refer to our accounting policies in our 2012 Form 10-K. For purposes of Adjusted EBITDA, we add back the portion of amortization of film and other inventory costs that represents amounts previously capitalized as depreciation and amortization, stock-based compensation and interest expense.

(2)	Includes amortization of intangible assets classified within costs of revenues.

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow from operating activities (in thousands):

	Three Month Ended	Nine Month Ended
	September 30, 2013	September 30, 2013
Adjusted EBITDA	$30,854	$91,741
Amortization and write-off of film and other inventory costs(1)	68,911	229,557
Revenue earned against deferred revenue and other advances	(32,428)	(71,489)
Other income, net(2)	2,847	4,889
Interest income, net(2)	(769)	871
Payments of income taxes and stockholder payable	(310)	(14,744)
Changes in certain operating asset and liability accounts	(18,362)	(170,386)
Cash flow from operating activities	$50,743	$70,439
 ____________________

(1)	Represents the remaining portion of amortization and write-off of film and other inventory costs not already included in Adjusted EBITDA (refer to reconciliation of net income to Adjusted EBITDA).

(2)	Other income, net and interest income, net include an immaterial portion that will be settled in cash.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We acquired ATV on May 3, 2013, and the addition of ATV's financial systems and processes represent a change in our internal controls over financial reporting. Management's evaluation and conclusion of the effectiveness of internal control over financial reporting as of September 30, 2013 did not include the internal controls of ATV because of the timing of the acquisition, which was completed on May 3, 2013. As of September 30, 2013, ATV represented $131.1 million of total assets (including goodwill of $118.6 million), and for the nine months then ended, $7.1 million of revenues and $0.3 million of net loss.

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

Information concerning certain risks and uncertainties appears in "Part I—Item 1A—Risk Factors" of the Company’s 2012 Form 10-K and in "Part II—Item 1A—Risk Factors" of the Company's Form 10-Q for the period ended June 30, 2013. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company's 2012 Form 10-K or filings subsequently made with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended September 30, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
July 1–July 31, 2013	—	$—	—	$100,000,000
August 1–August 31, 2013	—	$—	—	$100,000,000
September 1–September 30, 2013	—	$—	—	$100,000,000
Total	—	$—	—
 ____________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 4.1
Indenture, dated as of August 14, 2013, by and among DreamWorks Animation SKG, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.875% senior notes due 2020 of DreamWorks Animation SKG, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013)

Exhibit 4.2
First Amendment to the Credit Agreement, dated as of August 7, 2013, among DreamWorks Animation SKG, Inc., the several lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013)

Exhibit 10.1	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

Exhibit 10.2	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

Exhibit 10.3	Letter Agreement dated as of August 5, 2013 by and between the Company and Anne Globe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: October 30, 2013	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture, dated as of August 14, 2013, by and among DreamWorks Animation SKG, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.875% senior notes due 2020 of DreamWorks Animation SKG, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013)

4.2
First Amendment to the Credit Agreement, dated as of August 7, 2013, among DreamWorks Animation SKG, Inc., the several lenders named therein and JPMorgan Chase Bank, N.A. as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013)

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

10.2	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

10.3	Letter Agreement dated as of August 5, 2013 by and between the Company and Anne Globe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements