Form 10-K
period 2013-12-31
DreamWorks Animation SKG, Inc.
filed 2014-02-26
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
The aggregate market value of Class A common stock held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,172,631,619 using the closing price of $25.66 as reported by the Nasdaq Global Select Market as of such date. As of such date, non-affiliates held no shares of Class B common stock. There is no active market for the Class B common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons holding more than 10% of the registrant’s Class A or Class B common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 28, 2013.
As of February 14, 2014, there were 76,728,346 shares of Class A common stock and 7,838,731 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2014 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.
Form 10-K
For the Year Ended December 31, 2013

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

Overview

DreamWorks Animation creates and exploits branded family entertainment, including animated feature films, television series and specials, live entertainment properties and related consumer products. We have released a total of 27 animated feature films, including the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon.

Our current business plan generally contemplates releasing two to three animated feature films per year. We may release one or more additional films in a particular year if we determine that there is an attractive release date and that the other relevant factors support such decision. We are currently producing six feature films, of which we expect to release three in 2014 and three in 2015. We have a substantial number of projects in creative and story development and production that are expected to fill the release schedule in 2016 and beyond.

Our feature films are currently the source of a substantial portion of our revenue. We derive revenue from our distributors’ worldwide exploitation of our feature films in theaters and in post-theatrical markets such as home entertainment, digital transactions and pay and free broadcast television. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. For our films initially theatrically released prior to December 31, 2012, our results reflect our distribution, servicing and other arrangements with Paramount Pictures Corporation and its affiliates and related entities (collectively "Paramount"). Paramount will distribute and service our films which were released on or before December 31, 2012 for a period of 16 years after the theatrical release of any such film. Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), pursuant to our distribution and fulfillment services agreement (the "Fox Distribution Agreement"), distributes and services our films initially theatrically released after December 31, 2012. For a discussion of the Company’s business segments and geographic information about the Company’s revenues, please see the Company’s consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

In addition to the creation of feature films, we are engaged in a number of initiatives to more fully exploit our franchise and other properties and diversify our revenue streams. One of these initiatives is the development and production of episodic series. We have recently entered into long-term agreements with Netflix and certain foreign television broadcasters to deliver existing and future series over the next several years.

In May 2013, we acquired AwesomenessTV (“ATV”). ATV is an online media production company and generates revenues from online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. We acquired all of the outstanding equity interests in ATV for initial cash consideration of $33.5 million. In addition, we may be obligated to make additional contingent cash payments from time to time if certain adjusted earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable is $117.0 million.

In August 2012, we completed the acquisition of Classic Media (which now operates as DreamWorks Classics). Classic Media is primarily engaged in the acquisition and exploitation of character-based family entertainment properties across television, home entertainment, merchandising, music and other media channels worldwide. Classic Media has acquired, licensed or created intellectual property rights in relation to a number of characters including Veggie Tales, Casper, Lassie, Frosty and Rudolph the Red-Nosed Reindeer. Classic Media generates revenues from home entertainment sales, television and video licensing, licensing of intellectual property for sale or use (including consumer products, merchandise and live performances) and music publishing.

As part of our CG ("computer-generated") filmmaking and other processes, we have developed a variety of software tools and other intellectual property. From time to time, we may seek to exploit this intellectual property in applications other than our traditional filmmaking business. Such projects may be conducted by us directly or with or through technology companies or other business partners.

For a more detailed description of our segments, see Notes 1 and 20 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Part I—Item 1—Business

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

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff are based, was originally constructed in 1997.

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

Films in Production and Development

We are currently producing six animated feature films for release in 2014 and 2015. In addition, we have a substantial number of projects in development and production that are expected to fill our release schedule in 2016 and beyond. The table below lists all of our films that are expected to be released through the end of 2015.

Title	Expected Release Date*
Mr. Peabody and Sherman	March 7, 2014
How to Train Your Dragon 2	June 13, 2014
Home	November 26, 2014
The Penguins	March 27, 2015
B.O.O.	June 5, 2015
Kung Fu Panda 3	December 23, 2015
__________________

*
Release dates are tentative as of February 24, 2014. Due to the release slate of competitive films and the uncertainties involved in the development and production of animated feature films, the release date can be significantly delayed or otherwise changed.

Non-Feature Film Businesses

Over the last several years, the Company commenced a number of initiatives aimed at diversifying its revenue streams. In some instances, these initiatives also seek to further capitalize on the Company's franchise film properties, such as Shrek, Madagascar and Kung Fu Panda, by exploiting the film properties in other areas of family entertainment.

Episodic Series and Specials

The animated television series, The Penguins of Madagascar, based on the Company's film Madagascar, debuted on the Nickelodeon network in March 2009. The animated television series, Kung Fu Panda: Legends of Awesomeness, debuted on Nickelodeon in late 2011. Under the Company's agreement with Paramount, which is an affiliate of Nickelodeon (which is

Part I—Item 1—Business

discussed in greater length in "—Distribution and Servicing Arrangements—Paramount Distribution Agreement—Nickelodeon Television Development"), the Company is generally entitled to receive one-half of the revenues, as well as certain service fees, associated with home entertainment and consumer products sales related to the television series. The Company's animated television series based on How to Train Your Dragon, debuted on the Cartoon Network in late 2012. The Company receives a per-episode fee from Cartoon Network and is entitled to retain all revenues from the exploitation of the series on home video and in countries not served by Cartoon Network. The Company also retains all revenue from merchandise based on the series. The Company's most recent animated series based on Turbo debuted on Netflix in December 2013. The Company receives a per-episode fee from Netflix and is entitled to retain all revenues from the exploitation of the series on home video and in countries not served by Netflix. The Company also retains all revenue from merchandise based on the series.

In June 2013, the Company announced that it had entered into separate, long-term agreements with Netflix and the German television network SuperRTL regarding the production and distribution of existing and future series. The agreement with Netflix provides for the Company to deliver over 300 hours of newly created series based on the Company’s properties, including characters from the Classic Media library. The first series is expected be available for streaming by consumers on Netflix in 2014 in all countries in which Netflix currently operates or has announced it will operate. The SuperRTL agreement provides for the Company to deliver more than 1,100 programming half-hours, which will consist of both newly created series as well as existing series based on the Company’s properties, including the Classic Media library. The series began airing in Germany on SuperRTL in late 2013. Both of the agreements provide for the Company to receive a per-episode license fee. The Company will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to Netflix or SuperRTL. The Company will also retain all revenues from merchandise based on the various series.

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

Consumer Products and Location-Based Entertainment

We have entered into a variety of licensing arrangements with a number of consumer products companies and other retailers. Pursuant to our typical arrangements, we grant a single-picture license to use our characters or film elements in connection with a specified merchandise item or category in exchange for a percentage of net sales of the products and, in certain instances, minimum guaranteed payments. We may also enter into other arrangements, such as multi-picture agreements or multi-category license agreements, pursuant to which the licensee receives merchandising or promotional rights in exchange for royalty payments or guaranteed payments. We are also currently exploring a number of strategies to increase the size and scale of our consumer products business to more fully exploit our franchises and other intellectual property.

Our Classic Media business primarily derives revenue from the large number of licensing arrangements into which it has entered with a variety of consumer products companies and other retailers. In certain instances, Classic Media has also entered into license agreements with other studios and content producers granting them the right to develop and produce theatrical motion pictures and other original content using the iconic characters which are owned by Classic Media.

Over the last several years, we have also greatly expanded our licensing of our characters and other intellectual property for use in location-based entertainment, such as cruise ships, amusement parks and shopping malls. For example, since 2010 we have had a licensing arrangement with Royal Caribbean International allowing them to incorporate our characters into live shows and other entertainment on certain of their cruise ships. In 2013, we entered into an agreement with Regions GC granting them rights to certain of our characters for use in indoor theme parks scheduled for development in Moscow, St. Petersburg and Yekaterinburg. We intend to continue to explore new opportunities for similar location-based entertainment.

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

Part I—Item 1—Business

Joint Ventures and Investments

From time to time, the Company also enters into joint ventures or makes investments in various family entertainment and other entertainment-oriented businesses.

Chinese Joint Venture

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, Oriental DreamWorks Holding Limited ("ODW" or the "Chinese Joint Venture") through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In addition, in connection with the closing, the Company entered into a series of agreements governing the operation of the Chinese Joint Venture. On the ODW Closing Date, the Chinese Joint Venture was launched among DreamWorks Animation SKG, Inc., one of its wholly-owned subsidiaries ("Company Subsidiary") and the CPE Holders, and equity was issued by ODW to Company Subsidiary and an entity controlled by the CPE Holders. The purpose of the Chinese Joint Venture is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language.

The Chinese Joint Venture will encompass animated and live action motion pictures and television programming, an internet distribution platform, live shows, theme parks, animation parks, mobile, online, interactive games and related consumer products. The business of the Chinese Joint Venture will be conducted in the People's Republic of China, with the potential for expansion into such other markets in the world as may be approved by the board of directors of the Chinese Joint Venture.

In exchange for 45.45% of the equity of ODW, Company Subsidiary has committed to making a total cash capital contribution to ODW of $50 million (of which $5.7 million was funded at the ODW Closing Date, with the balance to be funded over the next three to five years) and non-cash contributions valued at approximately $100 million. Such non-cash contributions include licenses of technology and certain other intellectual property of ours, rights in certain trademarks of ours and film projects developed by us and consulting and training services, each to be provided to the Chinese Joint Venture.

The Chinese Joint Venture is governed by a board of directors, which initially consists of seven directors, four of which have been appointed by the Chinese partners and three of which have been appointed by the Company. The Chinese Joint Venture is prohibited from taking certain actions without the affirmative vote of at least one director appointed by the Chinese partners and one director appointed by the Company.

Distribution and Servicing Arrangements

On August 18, 2012, we entered into a binding term sheet with Fox, pursuant to which we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and certain other audiovisual programs released after December 31, 2012. A detailed discussion of the Fox Distribution Agreement is provided below. For our films first released theatrically on or prior to December 31, 2012, we are a party to a distribution agreement (the “Paramount Distribution Agreement”) and a fulfillment services agreement (the “Paramount Fulfillment Services Agreement" and, with the Paramount Distribution Agreement, the “Paramount Agreements”) with Paramount and its affiliates. A detailed discussion of the Paramount Agreements is provided below following the discussion of the Fox Distribution Agreement.

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

Part I—Item 1—Business

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

Certain Retained Rights. The rights licensed to, and serviced by, Fox do not include the following rights that we retain and may freely exploit: (i) all forms of television, all forms of video on demand (excluding transactional video on demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if we elect to distribute such rights through a third party), (ii) television and subscription video on demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iii) any other rights necessary for us to sell content directly to consumers through digital "storefronts" owned or controlled by us (which Fox may exploit on a non-exclusive basis under certain conditions) and (iv) certain other retained rights, including subsequent production, merchandising, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights. We have entered into an agreement with Netflix involving the exploitation of our theatrical films released beginning in 2013 through Netflix’s U.S. subscription video-on-demand service.

Creative Control.    We retain the exclusive right to make all creative decisions and initiate any action with respect to the development, production and acquisition of each of our films, including the right to abandon the development or production of a film, and the right to exercise final cut.

Fees and Expenses. The Fox Distribution Agreement provides that Fox will be entitled to a distribution fee or services fee of 8% on all gross receipts and home video gross receipts received by or credited to Fox, except in connection with the following rights for which the fee will be 6%: (i) pay television in the U.S. and/or Canada that we elect to license to Fox and pay television outside the U.S. and Canada under certain output agreements entered into by Fox (although an 8% fee is payable with respect to certain existing Fox output arrangements) and (ii) all forms of video-on-demand (other than attendant subscription video-on-demand included in existing pay television output agreements) and other digital distribution.

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

Distribution Services. Fox has agreed to advertise, promote and distribute the Licensed Pictures and provide the quality, level, priority and quantity of distribution support and services in connection therewith, at least comparable to the support and services provided in connection with our three most recent wide-release pictures released by Fox and, if a higher standard, on a non-discriminatory basis as compared to Fox's own comparable motion pictures, taking into account certain factors. Fox is obligated to release, distribute and service the Licensed Pictures in all media, territories and formats designated by the Company (unless Fox rejects an offered Classic Media Picture or Other Picture because it is not economically viable for it to distribute, in which case we can ourselves distribute or have any third party distribute such Classic Media Picture or Other Picture). Fox is also obligated to expend a minimum amount in connection with the distribution and servicing of the Qualified Pictures generally consistent with past practice. We will have all approvals and controls over the exploitation of the Licensed Pictures as are generally consistent with past practice.

Termination. The Fox Distribution Agreement is subject to termination by either party in the event that we experience a "DWA Change in Control." For purposes of the Fox Distribution Agreement, "DWA Change in Control" is defined as (i) the

Part I—Item 1—Business

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

Part I—Item 1—Business

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

Termination.    Upon the occurrence of certain events of default, the non-breaching party may terminate the agreement. If we terminate the agreement, we generally can require Paramount to stop distributing our films in the various territories and markets in which Paramount directly distributes our films, but require Paramount to continue distributing our films that are currently being distributed pursuant to the Paramount Distribution Agreement, subject, in each case, to the terms of any output agreements or other agreements to which the films are then subject. Unless otherwise agreed, termination of the Paramount Distribution Agreement will not affect the rights that any sub-distributor or service provider has with respect to our films pursuant to sub-distribution, servicing and licensing agreements that we have approved. Upon termination by either party of the Paramount Distribution Agreement or the Paramount Fulfillment Services Agreement, we have the corresponding right to terminate the other agreement at our sole election.

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

Part I—Item 1—Business

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

Other Distribution Arrangements

In addition to the agreements with Fox and Paramount for distribution of our feature films, we have other third-party distribution arrangements, primarily for direct-to-video products related to our Classic Media business. Unlike our feature film distribution arrangements, these other distribution arrangements generally require us to bear the risk of cash collection and unsold inventory. For more information about these distribution arrangements, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs—Our Revenues—Television Series and Specials.”

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

We currently have strategic alliances with McDonald’s, Hewlett-Packard, Intel and other companies. We believe these relationships are mutually valuable. We benefit because of the consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

The Animation Process

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

Part I—Item 1—Business

The development phase generally consists of story and visual development. The duration of the development phase can vary project by project—from a matter of months to a number of years. In the pre-production phase, the script and story are further developed and refined prior to the majority of the film crew commencing work on the project. The production phase which follows can last up to two years depending on the length of the project and involves the largest number of staff. The Company’s introduction of stereoscopic 3D for its films provides the filmmakers with additional variables to review and decide upon during this production phase. Finally, in the post-production phase, the core visuals and dialogue are in place and we add important elements such as sound effects and the music/score.

Although the process for making episodic series and specials involves most of the various phases described above for feature films, the timeline for the process is significantly shorter, usually no longer than one year. As part of our expansion of this business as a result of our agreements with Netflix and SuperRTL, we have recently added a significant number of staff, primarily to handle the development and pre-production phases. We currently expect that the production phase for our episodic series business will be generally undertaken by third-party production firms as a result of the amount of new content that we are required to produce in the next three to four years.

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

Competition

Our films and other projects compete on a broad level with all forms of entertainment and other consumer leisure activities. Our primary competition for film audiences generally comes from other wide-release "event" films released into the theatrical market at or near the same time as our films. At this level, in addition to competing for box-office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, with respect to the home entertainment and television markets, we compete with other films as well as other forms of entertainment. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees and for the acquisition of rights to pre-existing literary and other works.

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

Part I—Item 1—Business

addition, other companies and production studios continue to release animated films, which can affect the market in which our films compete.

Competition in Home Entertainment.    In the home entertainment market, our films and television series/specials compete with not only other theatrical titles, direct-to-video titles and television series titles, but also other forms of home entertainment, such as online games. As competition in the home entertainment market increases, consumers have a greater number of choices for home entertainment products. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Historically, a significant portion of our revenues has been derived from consumer purchases of our home entertainment titles. In this regard, we compete with companies that offer Internet-based services that allow consumers to stream home entertainment titles to their televisions, computers or mobile devices for a one-time or monthly subscription fee. Additionally, some existing subscription cable television channels have developed Internet-based services that offer subscribers the ability to view content on computers or mobile devices. We also compete with video-rental or video-on-demand services that offer consumers the ability to view home entertainment titles one or more times for a rental fee that is typically significantly less than the purchase price of the title. Our home entertainment titles also compete with these services. Finally, over the past several years, there has been a significant increase in competition for shelf space given by retailers for any specific title and for DVDs in general.

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

Potential Competition.    Barriers to entry into the animation field have decreased as technology has advanced. While we have developed proprietary software to create animated films, other film studios may not be required to do so, due to technological advances that have made it possible to purchase third-party software capable of producing high-quality images. Although we have developed proprietary technology, experience and know-how in the animation field that we believe provide us with significant advantages over new entrants in the animated film market, there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce an animated feature film, which could result in a significant number of new animated films or products. The entrance of additional animation companies into the animated feature film market could adversely affect us by eroding our market share, increasing the competition for animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly animators and technical staff.

Employees

As of December 31, 2013, we employed approximately 2,200 people, many of whom were covered by employment agreements, which generally include non-disclosure agreements. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. Approximately 750 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under industry-wide collective bargaining agreements to which we are a party, namely agreements with Locals 700 and 839 of the International Alliance of Theatrical Stage Employees (“IATSE”), which generally cover certain members of our production staff, and agreements with the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”), which generally covers artists such as actors and singers. Our collective bargaining agreements with IATSE and SAG-AFTRA expire in 2015 and 2014, respectively. We believe that our employee and labor relations are good.

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

Part I

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

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others acting on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The economic success of a motion picture is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. The theatrical performance of a film is a key factor in predicting revenue from post-theatrical markets. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any revenues for such film from our distributors. Some of our films (including our November 2012 theatrical release Rise of the Guardians and our July 2013 theatrical release Turbo) have not recovered their production costs, after recoupment of marketing, fulfillment services and distribution costs, in an acceptable timeframe or at all. See "—We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs."

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

Part I—Item 1A—Risk Factors

Our home entertainment business has experienced and will likely continue to experience significant changes as a result of rapid technological change and shifting consumer preferences and behavior. We cannot predict the effect that these changes and shifting preferences will have on the revenue from and profitability of our films.

A significant amount of our revenues and profitability has historically resulted from sales of DVDs in the home entertainment market. Since 2005, there has been a significant decline in both the number of DVD units sold and the profitability of such units. We believe that this decline is a result of various technological advances and changes in consumer preferences and behavior. Consumers (especially children) are spending an increasing amount of time on the Internet and mobile devices, and technology in these areas continues to evolve rapidly. In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on handheld or portable devices. As a result, consumer demand for DVDs has declined sharply. We and our distributors must adapt our businesses to changing consumer behavior and preferences and exploit new distribution channels (such as Internet distribution) or find new and enhanced ways to deliver our films in the home entertainment market. There can be no assurances that we will be able to do so or that we will be able to achieve historical revenues or margin levels in such business.

During 2013, two large retailers, Walmart and Target, accounted for approximately 59% of our domestic (U.S. and Canada) DVD sales. If these and other retailers' support of the DVD format decreases, our results of operations could be materially adversely affected.

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

•
our distribution arrangements with our distributors permit our distributors to collect distribution fees and to recoup distribution costs, including print and advertising costs, and cause us to recognize significantly less revenue and expenses from a film in the period of a film’s initial theatrical release than we otherwise would absent these agreements;

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

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. For instance, in the quarter ended December 31, 2012, we incurred a write-down of $86.9 million for our film Rise of the Guardians and in the quarter ended December 31, 2013, we incurred a write-down of $13.5 million for our film Turbo. Such accelerated amortization or impairment charges would adversely impact our business, operating results and financial condition.

Part I—Item 1A—Risk Factors

We have recently developed and are currently in the process of developing a number of projects that are not feature films, which will involve upfront and ongoing expenses and may not ultimately be successful.

As part of our strategy of diversifying our revenue sources, over the last several years we have produced and are currently developing a number of projects that are not feature films. These projects include live performance productions, location-based entertainment, animated television specials and episodic series, technology initiatives and our Chinese Joint Venture. Some of these new businesses are inherently riskier than our traditional animated feature film business. These projects also require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company's management resources. While we currently believe that we have adequate sources of capital to fund these development and operating expenditures, there can be no assurances that such resources will be available to us. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we cannot provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful.

In June 2013, we entered into separate, long-term agreements with Netflix and the German television network SuperRTL regarding the production and distribution of existing and future episodic series. The Netflix agreement requires the Company to deliver over 300 hours of newly created episodic series based on the Company's characters as well as characters from the Classic Media library. The SuperRTL agreement provides for the Company to deliver more than 1,100 programming half-hours, which will consist of both newly created series as well as existing series based on the Company's properties and the Classic Media library. The Company may have difficulty in producing the required programming for a variety of reasons, including difficulties in hiring the significant additional personnel to develop and oversee these projects. We currently expect that we will use third-party production companies to assist in the creation of some or all of these projects; however, we may have difficulty in engaging such production companies on profitable terms or at all. These projects will require significant expenditures, many of which will be incurred prior to the receipt of any license fees from Netflix or SuperRTL. While we believe that we will have adequate sources of capital to fund these expenses, there can be no assurances that sufficient capital will be available. The agreements with Netflix and SuperRTL provide for fixed license fees to the Company; therefore, our financial results associated with the agreements will be dependent on our ability to adequately monitor and control production expenses as well as our ability to enter into additional broadcaster agreements in other territories. The Company currently expects that some or all of the new series production will occur in jurisdictions that offer tax incentives; however, there can be no assurances that these tax incentives will continue to be offered or that the Company will be able to benefit from them. Finally, the supervision of this expanded television series production business may place an added burden on the Company's management team.

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

Part I—Item 1A—Risk Factors

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

The costs to develop, produce and market a film are substantial. In 2013, for example, we spent approximately $306.7 million to fund production costs (excluding overhead expense) and to make contingent compensation and residual payments. Although we generally retain the right to exploit each of the films that we have previously released, the size of our film library is much smaller than the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that supplement the cash flow generated by newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows to the same extent and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our revolving credit facility. If our films fail to perform, we may be forced to seek sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our cash flows, growth or business.

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

Part I—Item 1A—Risk Factors

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

 Our scheduled releases of animated feature films, episodic series and other projects may place a significant strain on our resources.

We have established multiple creative and production teams so that we can simultaneously produce several animated feature films and other projects. In the past, we have been required, and will continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our entertainment projects (including the new content required under our agreement with Netflix). This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any of our projects will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

We are dependent on our distributors for the distribution and marketing of our feature films and related products.

Under the Paramount Agreements, Paramount and certain of its affiliates, and under the Fox Distribution Agreement, Fox and certain of its affiliates, are responsible for the worldwide distribution and servicing of all of our films in substantially all audiovisual media. If our distributors fail to perform under these agreements, our business reputation, operating results and financial condition could be adversely affected. For a description of the terms of the Paramount Distribution Agreement, the Paramount Fulfillment Services Agreement and the Fox Distribution Agreement, see "Item 1—Business—Distribution and Servicing Arrangements."

We depend on our distributors to remit most of our revenue to us.

We generate a substantial majority of our revenue through our relationships with our distributors. Most of our revenue is remitted to us by Paramount, Fox and Netflix. Due to our dependence on so few counterparties to remit to us the majority of our revenue, we are subject to credit risk on account of each of these counterparties. If one or more of these counterparties is unable to pay the amounts due to us, our results of operations, cash flows and financial condition may be adversely affected.

The amount of revenue that we recognize from our films is dependent on the information we receive from our distributors.

Because third parties are the principal distributors of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributors.

Part I—Item 1A—Risk Factors

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

Under the Fox Distribution Agreement, Fox distributes our films and related products released after December 31, 2012, and under the Paramount Agreements, Paramount will continue to distribute our films and related products released in theaters on or before December 31, 2012. As a result, one or both of our distributors may focus their efforts on promoting our franchises for which it is the sole distributor, to the detriment of our franchises which include feature films that were released both before and after December 31, 2012 and are therefore distributed by both of our distributors. If the diverging incentives of our distributors, or other complications arising from using multiple distributors, result in less effective promotion of our films and related products, our operating results, cash flows and financial position could be adversely affected.

We face risks relating to the international distribution of our films and related products and to the foreign production of content.

In recent years, we have derived approximately 59% of our feature film revenue from the exploitation of our films in territories outside of the U.S. and Canada. Additionally, some of our newer non-feature film businesses are being or are expected to be conducted, at least partially, outside of the U.S. In April 2013, we launched a joint venture, ODW, that will conduct significant operations in China, including the development and exploitation of original content. See "Item 1—Business—Joint Ventures and Investments." As a result, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•
fluctuating foreign exchange rates. For a more detailed discussion of the potential effects of fluctuating foreign exchange rates, please see “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenue and Costs—Our Revenues—Feature Films”;

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

Part I—Item 1A—Risk Factors

We could be adversely affected by strikes and other union activity.

Along with the major U.S. film studios, we employ members of IATSE on many of our productions. We are also currently subject to collective bargaining agreements with IATSE and SAG-AFTRA. We may also become subject to additional collective bargaining agreements. A strike by one or more of the unions that provide personnel essential to the production of our feature films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause a delay of the release date of our feature films and thereby could adversely affect the revenue that the films generate. In addition, strikes by unions with which we do not have a collective bargaining agreement can have adverse effects on the entertainment industry in general and, thus, indirectly on us.

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

From time to time, we may enter into discussions regarding potential acquisitions, joint ventures or other similar transactions, in connection with our traditional animation business or new types of businesses. To the extent that we consummate such transactions, there can be no assurance that such acquisitions, joint ventures or other transactions (such as our recent acquisitions of AwesomenessTV and Classic Media and our Chinese Joint Venture) will be successfully integrated by us to the extent required. Additionally, there can be no assurance that such acquisitions, joint ventures or other transactions will not adversely affect our results of operations, cash flows or financial condition. Moreover, there can be no assurance that we will be able to identify acquisition candidates or other potential business partners or that any discussions will result in a consummated transaction. Any such transactions may require significant additional capital resources and there can be no assurance that we will have access to adequate capital resources.

Our Chinese Joint Venture faces restrictions in China and may not succeed.

On April 3, 2013, we formed our Chinese Joint Venture. The purpose of the joint venture is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language. Media and entertainment businesses in China are currently subject to a variety of restrictions, including prohibitions on the conduct of certain activities by foreign-owned entities. Additionally, among other things, there are restrictions on the repatriation of funds earned in China. There can be no assurances that the joint venture will be able to obtain the appropriate authorizations to engage in all contemplated aspects of its business or, if such licenses are obtained, that the joint venture will be successful. The formation of the venture and establishment of its business will require significant management and capital resources and there can be no assurances that such resources will be available.

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

Part I—Item 1A—Risk Factors

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

We depend on certain of our proprietary technology to develop and produce our animated feature films and other projects. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. We typically have several patent applications pending in the U.S. or other countries at any given time. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. From time to time, we make some of our proprietary technology available to our business partners pursuant to agreements containing non-disclosure obligations. In addition, to produce our projects we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films and other projects remain competitive. Such costs could have a material adverse affect on our business, financial condition or results of operations.

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

Part I—Item 1A—Risk Factors

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

One of the risks of the CG animated film production business is the possibility of claims that our projects and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their technology, software, previously developed films, stories, characters, copyrights, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. For many of the properties in the recently acquired Classic Media library, because of the age of such properties the rights to exploit the properties in newer forms of media may be uncertain or may be split with other rightsholders. Additionally, due to the age of many of the Classic Media properties, in certain countries (including the U.S.) the Company's rights to exploit the properties may be subject to termination or reversionary rights. There can be no assurance that infringement or misappropriation claims (or our business partners' claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of such claims, we could incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

We use social media and other Internet websites to market our projects and connect with consumers. In May 2013, we acquired AwesomenessTV, an online media production company that generates revenues primarily from online advertising sales and distribution of content through traditional media channels. A variety of laws and regulations have been adopted aimed at protecting children using the Internet. These laws include the federal Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what information can be collected from children under the age of 13. There are also a variety of laws and regulations governing privacy in general and the protection and use of information received from consumers or other third parties, regardless of age. Many foreign countries have adopted similar laws affecting interaction with children and governing privacy. If the Company's online activities (including through its AwesomenessTV business) were to violate any applicable current or future laws and regulations, the Company could be subject to litigation and regulatory actions, including fines and other penalties, and our reputation as a family-friendly content provider could be damaged. Additionally, any unauthorized disclosure by us of consumers' credit card or other personally identifiable information could result in claims and lawsuits against us.

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

Part I—Item 1A—Risk Factors

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

Additionally, at the time of our initial public offering in 2004, we entered into a tax receivable agreement with an affiliate of Paul Allen, who was previously a director and significant stockholder. As a result of certain transactions in which entities controlled by Paul Allen engaged, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the years ended December 31, 2012 and 2013, we made payments (net of refunds) totaling $14.2 million and $16.0 million, respectively, to Mr. Allen’s affiliate. As of December 31, 2013, we have recorded a liability of $262.3 million to Mr. Allen’s affiliate. We expect that $1.7 million will become payable during the next 12 months (which is subject to the finalization of our 2013 tax returns and may be reduced by refunds of overpayments related to prior years) and the remainder will become payable over the next several years. This liability may increase in the future to the extent that new deferred tax assets result in realized tax benefits that are subject to the tax receivable agreement.

As a result of the tax receivable agreement, the interests of Paul Allen and entities controlled by him and the stockholders could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 13 to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes.”

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

Part I—Item 1A—Risk Factors

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Internal Revenue Service is currently auditing our tax returns for the years ended December 31, 2007 through 2009. Our California state tax returns for years subsequent to 2007 are open to audit. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations. As of December 31, 2010, we concluded that it was more likely than not that our deferred tax assets were realizable and that substantially all of the related valuation allowance previously established was no longer needed. This conclusion was based upon our expectation of sufficient future taxable income to fully utilize these assets. Based on our current assessment, we continue to believe that substantially all of our deferred tax assets will be realized. However, as indicated by the above risk factor entitled “Our operating results fluctuate significantly,” there is no assurance that we will attain our future expected levels of taxable income or that a valuation allowance against new or existing deferred tax assets will not be necessary in the future.

Part I

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2013 fiscal year and that remain unresolved.

Item 2.	Properties

We currently maintain two animation studios—in Glendale, California, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus, which comprises approximately 500,000 square feet, houses a majority of our employees.

Redwood City Facility

We have entered into a 10-year lease agreement expiring in 2021 with respect to approximately 193,000 square feet of office space in Redwood City, California.

Other Office Locations

As a result of our acquisitions of ATV and Classic Media, we also maintain offices in Los Angeles, California, New York, New York, Nashville, Tennessee and London, England.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business, typically intellectual property litigation and infringement claims related to our feature films and other commercial activities, which could cause us to incur significant expenses or prevent us from releasing a film or other properties. We also have been the subject of patent and copyright claims relating to technology and ideas that we may use or feature in connection with the production, marketing or exploitation of our feature films and other properties, which may affect our ability to continue to do so. Furthermore, from time to time the Company may introduce new products or services, including in areas where we currently do not operate, which could increase our exposure to litigation and claims by competitors, consumers or other intellectual property owners. Defending intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. While the resolution of these matters cannot be predicted with certainty, we do not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	63	Chief Executive Officer and Director
Lewis Coleman	72	President, Chief Financial Officer and Director
Ann Daly	58	Chief Operating Officer
Andrew Chang	48	General Counsel and Corporate Secretary
Michael Francis	51	Chief Global Brand Officer
Rich Sullivan	41	Deputy Chief Financial Officer
Daniel Satterthwaite	45	Head of Human Resources
Heather O’Connor	43	Chief Accounting Officer

Part I

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director.    Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. DreamWorks Animation is the largest animation studio in the world and has released a total of 27 animated feature films, which have enjoyed a number of critical and commercial theatrical successes. These include the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon. Under Mr. Katzenberg’s leadership, DreamWorks Animation became the first studio to produce all of its feature films in 3D and in 2010 became the first Company to release three CG feature films in 3D in a single year. Mr. Katzenberg co-founded and was a principal member of DreamWorks L.L.C. (“Old DreamWorks Studios”) from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding Old DreamWorks Studios, Mr. Katzenberg served as chairman of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. Mr. Katzenberg is Chairman of the Board of The Motion Picture & Television Fund Foundation. He serves as a director of Zynga Inc. He also serves on the boards or as a trustee of the following organizations: AIDS Project Los Angeles, American Museum of the Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts, Geffen Playhouse, Michael J. Fox Foundation for Parkinson’s Research, University of Southern California School of Cinematic Arts and The Simon Wiesenthal Center. With over 30 years of experience in the entertainment industry, Mr. Katzenberg brings an unparalleled level of expertise and knowledge of the Company’s core business to the Board. Among the many accomplishments of his lengthy career, he has been responsible for the production of many of the most successful animated films of all time.

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

Michael Francis—Chief Global Brand Officer. Mr. Francis has served as our Chief Global Brand Officer since joining the Company in December 2012. From August 2012 until joining the Company, he was Chief Executive Officer and Founder of Farview Associates, LLC, a global brand agency representing a diverse slate of retail, design and celebrity partners. From October 2011 until June 2012, Mr. Francis served as the President of J.C. Penney Company, Inc. Prior to joining J.C. Penney,

Part I

he was Executive Vice President and Chief Marketing Officer for Target Corporation. Mr. Francis began his 26-year merchandising and marketing career in 1985 as an executive trainee with Marshall Field's in Chicago, which was acquired by Target in 1990. He held a series of positions of increasing responsibility at Target including Media Manager, Advertising Director, Marketing Vice President and Executive Vice President, Marketing before being named Chief Marketing Officer in 2008. Mr. Francis serves on the board of directors of Piper Jaffray Companies.

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

Heather O’Connor—Chief Accounting Officer.    Ms. O’Connor has served as our Chief Accounting Officer since February 2010. From January 2006 until February 2010, Ms. O’Connor served as our Head of SEC Reporting and Technical Accounting Research. Prior to DreamWorks Animation, Ms O’Connor filled a variety of roles with increasing levels of responsibility within the Accounting and Financial Planning and Analysis areas at Old DreamWorks. As the Assistant Controller of Old DreamWorks, Ms. O’Connor was heavily involved in the Separation and sale of Old DreamWorks to Paramount. Prior to joining Old DreamWorks in 1995, Ms. O’Connor worked as an audit senior at Arthur Andersen LLP. Ms. O’Connor received a Bachelor of Science in Accountancy from the University of Illinois at Urbana-Champaign, and is a certified public accountant (inactive) in California.

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

Market Price of Our Class A Common Stock

Our Class A common stock is currently listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “DWA.” The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock:

Year Ended December 31, 2012	High	Low
First Quarter	$20.65	$16.52
Second Quarter	$19.06	$16.99
Third Quarter	$19.85	$16.97
Fourth Quarter	$21.99	$16.27

Year Ended December 31, 2013	High	Low
First Quarter	$19.17	$16.16
Second Quarter	$25.72	$18.24
Third Quarter	$30.03	$23.71
Fourth Quarter	$35.74	$27.05

On February 14, 2014, the last quoted price per share of our Class A common stock on the NASDAQ was $32.86. As of February 14, 2014, there were approximately 16,850 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to

Part II

estimate the total number of stockholders represented by these record holders. As of February 14, 2014, there were two stockholders of record of our Class B common stock.

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

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
October 1-October 31, 2013	—	$—	—	$100,000,000
November 1-November 30, 2013	—	$—	—	$100,000,000
December 1-December 31, 2013	—	$—	—	$100,000,000
Total	—	$—	—
__________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on December 31, 2008 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return against the NASDAQ Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning December 31, 2008 through December 31, 2013. No cash dividends have been declared on DreamWorks Animation’s Class A common stock since the IPO.

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

Part II

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
DreamWorks Animation SKG, Inc.	100.00	158.16	116.67	65.70	65.60	140.54
NASDAQ Composite Index	100.00	144.84	170.58	171.34	200.03	283.43
S&P Movies & Entertainment Index	100.00	147.64	172.36	191.90	258.38	401.95

Equity Compensation Plan Information

This information will be contained in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

The historical selected financial information presented below may not be indicative of our future performance. The historical selected financial information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this Form 10-K. The historical selected financial information below includes the results of AwesomenessTV and Classic Media beginning on their respective acquisition dates of May 3, 2013 and August 29, 2012.

Part II

	(In thousands, except per share data) Year Ended December 31,
	2013(1)	2012(1)	2011	2010	2009
Statements of Operations
Revenues	$706,916	$749,842	$706,023	$784,791	$725,179
Operating income (loss)	76,340	(64,963)	109,858	166,844	193,296
Net income (loss)	55,723	(36,422)	86,801	170,639	151,035
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	55,084	(36,422)	86,801	170,639	151,035
Basic net income (loss) per share(2)	$0.66	$(0.43)	$1.04	$2.00	$1.75
Diluted net income (loss) per share(3)(4)	$0.65	$(0.43)	$1.02	$1.96	$1.73

Balance Sheets
Total cash and cash equivalents	$95,467	$59,246	$116,093	$163,819	$231,245
Total assets(5)	2,274,228	1,944,892	1,788,913	1,755,878	1,394,585
Total borrowings(6)	300,000	165,000	—	—	—
Total equity	1,406,019	1,346,246	1,356,696	1,258,882	1,152,578
__________________

(1)
Our results for the years ended December 31, 2013 and 2012 included write-downs of film and television inventory costs totaling $20.2 million, or $0.17 per diluted share (on an after-tax basis), and write-downs of film costs totaling $154.8 million, or $1.19 per diluted share (on an after-tax basis), respectively.

(2)	The basic per share amounts for each year are calculated using the weighted average number of shares of common stock outstanding for each year.

(3)	The diluted per share amounts include dilutive common stock equivalents, using the treasury stock method.

(4)
The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive. Due to the Company's loss during the year ended December 31, 2012, all potential common stock equivalents were anti-dilutive and, accordingly, were not included in the calculation of the diluted per share amount.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Options to purchase shares of common stock and restricted stock awards	1,744	3,084	2,531	250	1,642
Stock appreciation rights	4,030	5,199	5,496	1,499	3,482
Total	5,774	8,283	8,027	1,749	5,124

In addition, the following table sets forth (in thousands) the number of shares of contingently issuable equity awards that were not included in the calculation of diluted shares (for years where we had net income) as the required market and/or performance conditions had not been met as of the end of the respective fiscal year.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Options to purchase shares of common stock and restricted stock awards	763	701	816	708	1,485
Stock appreciation rights	—	—	800	800	1,600
Total	763	701	1,616	1,508	3,085

(5)	During the quarter ended December 31, 2010, the Company released substantially all of the valuation allowance previously taken against its deferred tax assets.

(6)
Total borrowings include bank borrowings and other debt. As of December 31, 2011, 2010 and 2009, all of these items had been repaid in accordance with the respective terms of the various agreements. During the year ended December 31, 2013, we issued senior unsecured notes and used the proceeds to repay all of the outstanding borrowings under our revolving credit facility. Refer to “—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Arrangements” for further information.

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

Management Overview

During the year ended December 31, 2013, we reorganized our internal management structure to align with changes in how we operate the business and evaluate financial performance of each of our individual business units. The changes in our operational structure resulted from, among other things, our growing television production business, an increased emphasis on our consumer products business and the ongoing integration of our Classic Media business into our operating segments. We evaluate the performance of each of our segments based on gross profit, and accordingly, the discussion of our revenues and costs of revenues for the years ended December 31, 2013, 2012 and 2011 reflects our new segment categories. A description of each of our segments is discussed in the section entitled "Our Revenues and Costs."

The following is a summary of the significant items that affected our financial results for the year ended December 31, 2013:

•
During the year ended December 31, 2013, we earned net income (excluding net income attributable to non-controlling interests) of $55.1 million and net income per diluted share of $0.65. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the year ended December 31, 2013, we released two feature films, Turbo (our July 2013 theatrical release) and The Croods (our March 2013 theatrical release). A discussion of the revenues generated from these films is provided in the section entitled "—Overview of Financial Results—Revenues—Feature Films—Current year theatrical releases."

•
Due to Turbo's performance in the international theatrical market during the last two months of the quarter ended December 31, 2013, we recorded an impairment charge totaling $13.5 million (of which $11.9 million and $1.6 million was allocated to the Feature Film and Consumer Products segments, respectively). Further discussion is provided in the section entitled "—Overview of Financial Results—Costs of Revenues."

•
As a result of a change during the fourth quarter of 2013 in the planned exploitation of one of our short-form content titles, we recorded a $6.7 million write-down of capitalized production costs during the year ended December 31, 2013. Further discussion is provided in the section entitled "—Overview of Financial Results—Costs of Revenues."

•
In May 2013, we completed the acquisition of AwesomenessTV, Inc. ("ATV"). From the closing date through December 31, 2013, our operating results included $11.4 million of revenues and $2.4 million of gross profit attributable to ATV. Further discussion of revenues attributable to ATV is provided in the section entitled "—Overview of Financial Results—Revenues—Non-Feature Film Revenues—All Other."

•
During the year ended December 31, 2013, our selling, general and administrative expenses increased $60.9 million in comparison to the prior year, which was primarily driven by our recent acquisitions, restructuring costs, as well as higher salaries and benefits, including company-wide incentive compensation. Further discussion is provided in the section entitled "—Overview of Financial Results—Selling, General and Administrative Expenses." For a discussion of our restructuring plans, refer to Note 24 of our audited consolidated financial statements contained elsewhere in this Form 10-K.

•
On August 14, 2013, we closed our offering of $300.0 million aggregate principal amount of 6.875% senior notes due 2020 (the “Notes”). Further discussion is provided in the section entitled "—Financing Arrangements."

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

Distribution and Servicing Arrangements

Beginning with our first feature film theatrically released in 2013 (The Croods, which was released in the domestic theatrical market on March 22, 2013) we derive revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of our films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period. Under the Fox Distribution Agreement, we retain the rights to exploit: (i) all forms of television, all forms of video on demand (excluding transactional video on demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if we elect to distribute such rights through a third party), (ii) television and subscription video on demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iii) any other rights necessary for us to sell content directly to consumers through digital “storefronts” owned or controlled by us, subject to payment by us to Fox of certain amounts with respect to such sales and (iv) certain other retained rights, including subsequent production, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights. The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services.

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

The following is a summary of certain of the significant differences between the Paramount Agreements and Fox Distribution Agreement:

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Agreement Provision	Paramount Agreements	Fox Distribution Agreement
Films Covered By Agreement	All films released theatrically prior to January 1, 2013	(i) All films released theatrically between January 1, 2013 and December 31, 2017 (ii) Previously released films if and when distribution rights become available
Territory	Worldwide	Worldwide, excluding China and in certain instances, South Korea
Minimum Film Commitment	13 pictures	None
Retained Rights	All rights not expressly granted, including derivative productions, theme park, merchandising, music and commercial tie-ins and promotions
(i) domestic television, SVOD and certain other digital rights (other than TVOD/EST/DTO)
(ii) certain international television and SVOD rights subject to pre-existing agreements
(iii) derivative productions, theme park, merchandise, music and commercial tie-ins and promotions
(iv) nonexclusive rights to sell directly to consumers through "digital storefronts"

Distribution Fee	8% of revenues
8% of revenues, except 6% of:
(i) domestic pay television (if licensed to Fox)
(ii) new international pay television agreements (i.e., those entered into after date of Fox Distribution Agreement, but excluding approved extensions of prior output agreements)
(iii) worldwide VOD and other digital distribution (excluding TVOD where packaged with physical)

Period of Distribution Rights ("Tail")	Distribution rights for each picture continue for 16 years after its initial domestic theatrical release
Distribution rights for all pictures continue until one year after initial home video release of the last theatrical release during the output term, subject to limited exception for certain approved TV licenses

Change in Control Provision	During certain periods, we could have terminated upon a change in control and payment of specified fee	Either party may terminate if we experience a "change in control"

For further details of the Paramount Distribution Agreement and the Fox Distribution Agreement, see "Part I—Item 1—Business—Distribution and Servicing Arrangements."

Beginning with The Croods, our films are distributed in China and South Korea territories by distinct distributors. The key terms of our distribution arrangements with our China and South Korean distributors are largely similar to those with Fox and Paramount such that we also recognize revenues earned under these arrangements on a net basis. Our distribution partner in China is Oriental DreamWorks Holding Limited ("ODW"), which is a related party.

We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Our activities associated with our Classic Media properties and ATV business are not subject to our distribution agreements with our theatrical distributors. Refer to "Part I—Item 1—Business—Distribution and Servicing Arrangements" of this Form 10-K for a discussion of our primary distribution and servicing arrangements.

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

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Revenues

Feature Films

Our feature films are currently the source of a significant portion of our revenues. We derive revenue from our distributors' worldwide exploitation of our feature films in theaters and in post-theatrical markets such as home entertainment, digital, pay and free broadcast television, as well as other ancillary markets. Pursuant to the distribution arrangements with each of our theatrical distributors, prior to reporting any revenue for one of our feature films to us, each of our distributors is entitled to (i) retain a distribution fee, which is based on a percentage of gross revenues (without deduction for distribution and marketing costs and third-party distribution fees and sales agent fees) and (ii) recoup all of its permissible distribution and marketing costs with respect to the exploitation of our films on a film-by-film basis. For a summary of the main provisions of our agreements with our primary distributors, Fox and Paramount, refer to "—Distribution and Servicing Arrangements."

As such, under the various distributor agreements, each film’s total exploitation expenses and distribution fees are offset against that film’s revenues on a worldwide basis across all markets, and our distributors report no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and exploitation costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled between all markets and geographical territories and our distributors only report additional revenue to us for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, our reported revenues in any period are often a result of gross revenues with respect to an individual film generated in one or several territories being offset by the gross costs of both related and unrelated territories, as well as markets, for such film.

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

Theatrical Distribution

The percentage of worldwide box office receipts (the total amount collected by theatrical exhibitors for exhibition of films) remitted to our distributor (also referred to as the "settlement rate"), which varies by territory of release, is dependent on the financial success of a given motion picture and the number of weeks that it plays at the box office. In general, our distributors' percentage of box office receipts ranges from 48% to 56% domestically and from 37% to 44% internationally (in China, this percentage is typically 25%). Historically, there was a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. However in recent years, we have observed that this correlation has changed and that performance in the domestic box office market may not correlate as closely to performance in other markets. Additionally, as the traditional home entertainment market (i.e., DVD sales) continues to decline, the correlation between performance in the domestic box office market and domestic home entertainment market continues to weaken. While we believe that domestic box office performance remains a key indicator of a film’s potential performance in subsequent markets, we do not believe that it is the only factor influencing the film’s success in these post-theatrical markets and recognize that a range of other market and film-specific factors, such as whether the film is an original or sequel, can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets.

Additionally, our films have experienced meaningful growth in their international box office receipts over the past few years, generally due to the growth in developing theatrical markets. In recent years, we have derived on average 71% of our worldwide box office receipts and 59% of our feature film revenue from foreign countries (sequel films generally have higher percentages than our original films). The conversion rate of box office receipts to feature film revenues recognized by us is dependent upon theatrical exhibitor settlement rates (as described above), as well as the post-theatrical markets in each foreign territory. Post-theatrical markets in foreign countries are generally not as well-established as in the U.S. and box office success may not equate to success in the international post-theatrical and ancillary markets.

Home Entertainment Distribution

Home entertainment market revenues consist of those derived from the distribution of content through physical (e.g. DVD and Blu-ray discs) or digital media formats. As it relates to physical home entertainment product (including electronic sell-through transactions), the initial release in the domestic and international home entertainment markets typically occurs

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

three to six months following the film’s theatrical release. Accordingly, a film theatrically released during the spring or summer is typically released into the domestic home entertainment market during the holiday season of that same year, and a film theatrically released in the fall or winter is typically released into the domestic home entertainment market in the winter or early spring of the following year. The timing of international home entertainment releases is handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market-specific factors. In recent years, the distribution of content through physical formats has contributed less to the overall revenue for our films than in the past due to changes in consumer behavior, increased competition and lower pricing by retailers.

Consumer preferences with respect to home entertainment formats have been shifting as a result of new technological developments. The rapid evolution of technology related to methods in which content can be delivered is leading to an increasing number of consumers viewing content on an on-demand basis from the Internet, on their televisions and on handheld or portable devices. Over the last several years, we have experienced a significant decrease in the traditional home entertainment market (e.g., physical DVDs). Although we have been able to increase the amount of our content delivered through digital distribution methods, this has not fully offset the decline in physical home entertainment revenues. Electronic versions of our content may be digitally distributed in the home entertainment market through the following methods: transactional video-on-demand ("TVOD"), digital download-to-own ("DTO") and digital rental. Additionally, we now classify revenues earned through cable/satellite video-on-demand ("VOD") and pay-per-view ("PPV") delivery methods similarly to our other transactional-based digital revenue streams. Transaction-based electronic deliveries and VOD/PPV are viewed similarly to the distribution of physical home entertainment products. As such, our rights, as well as the method of revenue recognition, related to these distribution methods are generally similar to those applicable to the distribution of physical formats.

Our films are distributed in the digital market primarily through our theatrical distributors. However, on occasion, we may enter into these arrangements directly with the licensee. Our films are distributed in the VOD and PPV markets through our theatrical distributors.

Television Distribution

Television market revenues consist of traditional television distribution methods (such as free and pay television), as well as certain digital delivery methods (subscription video-on-demand ("SVOD") and free or ad-supported video-on-demand ("FVOD")). Our films are currently distributed in the worldwide free and pay television markets by Paramount and in the international television markets (other than Canada, China and South Korea) by Fox. Under our Fox Distribution Agreement, we retain the right to distribute our films in the domestic pay television and SVOD markets.

Our traditional television distribution includes free television and traditional subscription-based television services (e.g. pay television). Our distributors license our films pursuant to output agreements and individual and package film agreements. These generally provide that the exhibitor pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. Our distributors generally enter into license and/or output agreements for both pay and free television exhibition on a country-by-country basis with respect to our films. The majority of our revenue from traditional television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributors and various television licensees. Typically the majority of the license fee for domestic pay television is recognized by our distributors 10 to 12 months after the film has been released in the domestic theatrical market. The license fee for the domestic network television market is typically recognized by our distributors two and a half years after the domestic theatrical release of the film. Internationally, the majority of television rights are governed by output agreements on a country-by-country or region-by-region basis. While every film is different, we expect that under our distributors' current international television agreements, the license fees generated in the international pay television market will typically begin to be recognized by our distributors approximately nine to 18 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. In both the international pay and free television markets, revenue is typically recognized by our distributors over several quarters as our films become available for airing in each country around the world and the films are exploited during the international license terms.

We expect that television market revenues from licensing arrangements with digital subscription-based services will generally replace the traditional pay television arrangements. For example, beginning with our feature films initially theatrically released in 2013, we have entered into arrangements directly with Netflix to exploit such titles through its SVOD services in the U.S., Canada and Scandinavian territories. We expect that these revenues will be recognized six to 12 months after the film has been released in the domestic theatrical market. The SVOD rights in the international market will be handled in most instances by our new distributor, Fox, and we expect that these revenues will be recognized six to 18 months after the domestic theatrical release of the film. Our revenues generated through licenses to subscription-based service providers are

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

generally based on a fixed fee depending on the term of the license. Assuming all other criteria for revenue recognition have been met, the fee is generally recognized as revenue upon commencement of the license period.

Television Series and Specials

Our business activities also include the development, production and exploitation of television, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television series/specials and direct-to-video product are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. For example, in June 2013, we announced that we had entered into separate, long-term agreements with Netflix and the German television network SuperRTL regarding the production and distribution of existing and future episodic series. The agreement with Netflix provides for the Company to deliver over 300 hours of newly created series based on DreamWorks Animation and Classic Media properties. Under both agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to Netflix or SuperRTL.

As a result of our agreement with Netflix (as described above), we are currently developing and producing original episodic content in order to fulfill our obligations under the agreement. In cases where a series is based on characters from one of our feature films, a portion of the third-party revenues generated by the new series is allocated to the feature film title from which the series originated. This revenue allocation represents a license fee charged to the series for use of intellectual property derived from the related feature film.

Direct-to-video sales are conducted through distribution agreements with various third parties. Revenues from direct-to-video sales are primarily generated in the U.S., Canada and the United Kingdom. Although the majority of direct-to-video sales are conducted through third parties, we bear the inventory risk and cash collection risk, have discretion in supplier selection and are significantly involved in the marketing of the products. Consequently, we are considered the principal in the transactions and recognize direct-to-video revenue and the related distribution, marketing and placement fees on a gross basis. Direct-to-video revenue is recognized when risk of inventory loss has transferred. Direct-to-video revenue is recorded net of estimated returns and rebates.

Consumer Products

Our consumer products segment includes all merchandising and licensing activities related to our intellectual properties. We generate royalty-based revenues from the licensing of our characters, film elements and other intellectual property rights to consumer product companies, retailers, live entertainment companies, music publishers, theme parks, cruise ships and hotels worldwide.

All Other

The primary revenue streams generated by our other segments are related to ATV (which we acquired in May 2013) and live performances. ATV generates revenues primarily from online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. We receive payment and record revenues directly from third parties. On June 27, 2012, we launched a live arena touring show based on our feature film How to Train Your Dragon, following a limited international launch in March 2012. The final performance of this arena touring show was in January 2013. The live arena touring show was operated through a third-party entity that we consolidate because we have determined that the entity qualifies as a variable interest entity due to our commitment to fund all losses. We have entered into an arrangement to license the show directly to a third party, as well as to sell the majority of the physical assets of the production, for exploitation in China. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties.

For a detailed discussion of our critical accounting policies related to revenue recognition, please see "—Critical Accounting Policies and Estimates—Revenue Recognition."

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Costs

Costs of Revenues

Our costs of revenues primarily include the amortization of capitalized costs related to feature films and television series/specials (which consist of production, overhead and interest costs), participation and residual costs for our feature films and television series/specials and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. Below is a description of our costs of revenues by segment.

Feature Films. Costs of revenues related to our Feature Films segment primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. While the amortization of capitalized costs is based on the amount of revenues earned from all markets (including consumer products revenue), the amount of amortization reflected in the Feature Films segment is only that attributable to revenues reported in this segment.

Generally, given the structure of our distribution arrangements, our costs of revenues do not include distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films would be included in our costs of revenues to the extent that we caused our distributors to make additional expenditures in excess of mutually agreed amounts. See "Item 1—Business—Distribution and Servicing Arrangements."

Television Series and Specials. Similar to our Feature Films segment, costs of revenues primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized. In addition, costs of revenues include amortization of intangible assets (which consist of certain character rights). Our television series and specials are typically not subject to the same distribution agreements as our feature films, and accordingly, costs of revenues includes distribution and marketing costs directly incurred by us. We also use a third-party, Anderson Merchandisors ("Anderson"), to distribute certain home entertainment product in the U.S., and as a result of our arrangement with Anderson, costs of revenues also includes costs related to physical inventory sales and associated distribution fees.

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

All Other. All Other costs of revenues primarily relates to those associated with our live performance business, including the amortization of capitalized costs (excluding the portion attributable to consumer products revenue), marketing and other operating costs. Costs of revenues also includes those attributable to ATV.

Expenses related to our live performances are not subject to our distribution agreements and, accordingly, we directly incur costs of revenues such as operating costs, marketing costs associated with our live performances and amortization of any capitalized costs associated with these activities. The amortization periods for these activities vary depending on performance and activity and are typically significantly shorter than those of our feature films. As previously discussed under "Our Revenues—All Other," we operated our How to Train Your Dragon live show through a third party entity that we consolidate. Thus, the operating costs incurred through this entity are consolidated in our results of operations.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce our animated films and television series/specials, which primarily consist of compensation (including salaries, bonuses, stock-based compensation and fringe benefits) for animators, creative talent and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production. Capitalized production overhead generally represents the compensation (including salaries, bonuses and stock-based compensation) of individual employees or entire departments with exclusive or significant responsibilities for the production of our films or television series/specials. In addition, capitalized production costs may include interest expense to the extent that amounts were qualified to be capitalized. Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. In addition, in the event a film or television series/special is not set for production within three years from the first time costs are capitalized or the film or

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

television series/special is abandoned, all such capitalized production costs are generally expensed. On occasion, we may change the creative direction of, or abandon, one or more of our films after being placed into production. As a result, amounts previously capitalized as production costs may be expensed.

We are responsible for certain contingent compensation, known as participations, paid to certain creative participants, such as writers, producers, directors, voice talent, animators and other persons or companies associated with the production of a film or television series/special. Generally, these payments are dependent on the performance of the film and are based on factors such as domestic box office and/or total revenue related to the film. In some cases, particularly with respect to sequels, participation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

Capitalized production costs and participations and residual costs are amortized and included in costs of revenues in the proportion that the revenue for each film or television series/special ("Current Revenue") during the period bears to its respective estimated remaining total revenue to be received from all sources ("Ultimate Revenue"). The amount of capitalized production costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television series/special for such period. Because the profitability for each title varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, total amortization may vary from period to period due to several factors, including: (i) changes in the mix of titles earning revenue, (ii) changes in any title’s Ultimate Revenue and capitalized costs and (iii) write-downs of capitalized production costs due to changes in the estimated fair value of unamortized capitalized production costs. For a discussion of write-downs of capitalized production costs recorded during the years ended December 31, 2013 and 2012, see "—Overview of Financial Results—Costs of Revenues." Additionally, the recent changes in the mix of our various film revenue sources (which generally have differing levels of profitability) discussed above in "Our Revenues—Feature Films" has resulted in lower overall ultimate profitability for our future films than we have historically achieved, and we expect that this decrease will continue.

For a detailed discussion of our critical accounting policies relating to film and television series/specials amortization, please see "—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization."

Product Development Expenses

Product development costs primarily consist of research and development costs related to our technology initiatives.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, selling, general and administrative expenses include advertising and marketing costs that are not directly attributable to our feature films, television series/specials or live performances. In addition, as a result of our restructuring plans (as described in Note 24 of the audited consolidated financial statements contained elsewhere in this Form 10-K), our selling, general and administrative expenses also include restructuring charges.

Other Operating Income

Operating-related income or gains that are not considered revenues are classified as other operating income in our consolidated statements of operations. Other operating income largely consists of income recognized in connection with our contributions to ODW in the form of consulting and training services and the license of technology. Refer to the section entitled "—Overview of Financial Results—Other Operating Income" for further details of amounts recognized as other operating income during the year ended December 31, 2013.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us, related to our feature films, from our distributors fluctuates based upon the timing of our films’ theatrical and home entertainment releases and, with respect to certain of our distributors, the recoupment position of our distributors on a film-by-film basis, which varies depending upon a film’s overall performance. From time to time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuates depending on when each title is made available. Furthermore, revenues related to our television specials may fluctuate if the title is holiday-themed. The licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

timing of our animated feature film theatrical releases and television series/specials broadcasts. We expect that revenues generated from our Classic Media properties will tend to be higher during the fourth quarter of each calendar year due to the holiday-themed content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results, as well as cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Overview of Financial Results

The following table sets forth, for the years presented, certain data from our audited consolidated statements of operations. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

				Increase/(Decrease)
				% Change		$ Change
	2013(1)	2012(1)	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
	(in millions, except percentages and diluted net income (loss) per share data)
Revenues	$706.9	$749.8	$706.0	(5.7)%	6.2%	$(42.9)	$43.8
Costs of revenues	449.8	678.7	480.7	(33.7)%	41.2%	(228.9)	198.0
Gross profit	257.1	71.1	225.3	261.6%	(68.4)%	186.0	(154.2)
Product development	3.3	4.9	2.9	(32.7)%	69.0%	(1.6)	2.0
Selling, general and administrative expenses	192.1	131.2	112.5	46.4%	16.6%	60.9	18.7
Other operating income	(14.7)	—	—	100.0%	—%	14.7	—
Operating income (loss)	76.4	(65.0)	109.9	NM	NM	141.4	(174.9)

Non-operating income (expense):
Interest (expense) income, net	(0.1)	0.5	0.6	NM	(16.7)%	(0.6)	(0.1)
Other income, net	6.2	8.3	7.2	(25.3)%	15.3%	(2.1)	1.1
(Increase) decrease in income tax benefit payable to former stockholder	(0.7)	2.6	5.5	NM	(52.7)%	(3.3)	(2.9)
Income (loss) before loss from equity method investees and income taxes	81.8	(53.6)	123.2	NM	NM	135.4	(176.8)

Loss from equity method investees	6.9	—	—	100.0%	—%	6.9	—
Income (loss) before income taxes	74.9	(53.6)	123.2	NM	NM	128.5	(176.8)
Provision (benefit) for income taxes	19.2	(17.2)	36.4	NM	NM	36.4	(53.6)
Net income (loss)	55.7	(36.4)	86.8	NM	NM	92.1	(123.2)
Less: Net income attributable to non-controlling interests	0.6	—	—	100.0%	—%	0.6	—
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$55.1	$(36.4)	$86.8	NM	NM	$91.5	$(123.2)

Diluted net income (loss) per share attributable to DreamWorks Animation SKG, Inc.	$0.65	$(0.43)	$1.02	NM	NM	$1.08	$(1.45)
Shares used in computing diluted net income (loss) per share(2)	85.3	84.2	84.8	1.3%	(0.7)%
__________________
NM: Not Meaningful.

(1)
Our results for the years ended December 31, 2013 and 2012 included write-downs of film and television costs totaling $20.2 million, or $0.17 per diluted share (on an after-tax basis), and write-downs of film costs totaling $154.8 million, or $1.19 per diluted share (on an after-tax basis), respectively. See "—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012—Costs of Revenues" and "—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011—Costs of Revenues" for further details.

(2)
During the years ended December 31, 2013 and 2011, we repurchased a total of 1.3 million and 0.9 million shares, respectively, of our Class A common stock. No repurchases were made during the year ended December 31, 2012.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following chart sets forth (in millions), for the years presented, our revenues by segment. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Revenues ($ in millions)
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$706.9(1)
$749.8(1)
$706.0(1)
Feature Films, $500.2
70.8%
Television Series and Specials, $105.9
15.0%
Consumer Products, $67.3
9.5%
All Other, $33.5
4.7%
Feature Films, $582.7
77.7%
Television Series and Specials, $75.4
10.1%
Consumer Products, $48.7
6.5%
All Other, $43.0
5.7%
Feature Films, $551.4
78.1%
Television Series and Specials, $74.0
10.5%
Consumer Products, $43.1
6.1%
All Other, $37.5
5.3%
2013
2012
2011

__________________

(1)
For each period shown, "Feature Films" consists of revenues attributable to the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. "Television Series and Specials" consists of revenues attributable to the development, production and exploitation of television, direct-to-video and other non-theatrical content. "Consumer Products" consists of revenues attributable to our merchandising and licensing activities related to the exploitation of our intellectual property rights. "All Other" consists of revenues not attributable to the reportable segments (primarily ATV and live performances).

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues.    For the year ended December 31, 2013, our revenues were $706.9 million, a decrease of $42.9 million, or 5.7%, as compared to $749.8 million for the year ended December 31, 2012.

Feature Films

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 (in millions):

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Revenues ($ in millions)
$500.2(1)
Turbo, $8.0
The Croods, $137.7
$145.7
Rise of the Guardians, $76.9
Madagascar 3, $90.9
$167.8
Puss in Boots, $13.3
Kung Fu Panda 2, $0.4M
$13.7
Library, $173.0
2013
$582.7(1)
Rise of the Guardians, $4.8
$192.5
Madagascar 3, $187.7
Puss in Boots, $149.7
$219.1
Kung Fu Panda 2, $69.4
Megamind, $7.0
Shrek Forever After, $1.7
$8.7
Library, $162.4
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category decreased $46.8 million, or 24.3%, during the year ended December 31, 2013 when compared to the year ended December 31, 2012. This decrease was primarily due to our summer 2012 sequel film, Madagascar 3 (June 2012 release), performing stronger in the theatrical and home entertainment markets than our summer 2013 original film, Turbo (July 2013 release). This performance-related decrease was largely offset by revenues generated by our spring 2013 film, The Croods (March 2013 release). We did not release a film during a similar time frame during the year ended December 31, 2012. However, during 2012, we had a fall theatrical release, Rise of the Guardians (November 2012 release), which only contributed ancillary revenues as the film had not yet recouped its distribution and marketing costs due to its weak theatrical performance.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Current year theatrical release revenues for the year ended December 31, 2013 consisted of:

•
Turbo: Turbo contributed $8.0 million, or 1.1%, of consolidated revenues, primarily earned in the Chinese and South Korean theatrical markets, which are distributed outside of our arrangement with Fox. During the year ended December 31, 2013, Fox did not report any revenue to us for Turbo as they had not yet recouped their marketing and distribution costs, largely due to Turbo's low box office results. We anticipate that Fox will recoup their marketing and distribution costs from their future on-going distribution of Turbo in the post-theatrical markets (e.g., home entertainment and television). Our distributors in the Chinese and South Korean theatrical markets recouped their distribution and marketing costs during the year ended December 31, 2013, as their respective costs relative to Turbo's theatrical performance in their distribution territories were lower relative to the costs incurred by Fox in other territories; and

•	The Croods: The Croods contributed $137.7 million, or 19.5%, of revenues, primarily earned in the worldwide theatrical and home entertainment markets.

Current year theatrical release revenues for the year ended December 31, 2012 consisted of:

•
Rise of the Guardians: Rise of the Guardians contributed $4.8 million, or 0.6%, of ancillary revenues. We did not report any theatrical revenues in 2012 as our distributor did not recoup its distribution and marketing costs until the quarter ended March 31, 2013 when the title was released into the worldwide home entertainment market; and

•	Madagascar 3: Madagascar 3 contributed $187.7 million, or 25.0%, of revenues, earned in the worldwide theatrical and home entertainment markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $51.3 million, or 23.4%, to $167.8 million during the year ended December 31, 2013 when compared to $219.1 million during the year ended December 31, 2012. The primary drivers of our prior year theatrical release revenues were the following:

•
Rise of the Guardians (our November 2012 release) was a weaker theatrical release when compared to Puss in Boots (our October 2011 release) and, accordingly, did not recoup its distribution and marketing costs in a time frame as is historically typical for our films. During the year ended December 31, 2013, Rise of the Guardians contributed $76.9 million, or 10.9%, of consolidated revenues, primarily earned in the worldwide home entertainment and television markets. During the year ended December 31, 2012, Puss in Boots contributed $149.7 million, or 20.0%, of revenues, primarily earned in the international theatrical, worldwide home entertainment and worldwide television markets.

•
Madagascar 3 (released in the second quarter of 2012) was a stronger-performing title in the home entertainment market when compared to Kung Fu Panda 2 (released in the second quarter of 2011). During the year ended December 31, 2013, Madagascar 3 contributed $90.9 million, or 12.9%, of revenues, primarily earned in the worldwide television and home entertainment markets. During the year ended December 31, 2012, Kung Fu Panda 2 contributed $69.4 million, or 9.3%, of revenues, primarily earned in the digital (SVOD and transactional-based sales) and worldwide television markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category increased $5.0 million, or 57.5%, to $13.7 million during the year ended December 31, 2013 when compared to $8.7 million of revenues during the year ended December 31, 2012, primarily attributable to Puss in Boots (a sequel title), which is a stronger title as compared to Megamind (an original title). Preceding year theatrical release revenues during the year ended December 31, 2013 were comprised of Puss in Boots and Kung Fu Panda 2, which contributed an aggregate of $13.7 million, or 1.9%, of consolidated revenues, primarily earned in the worldwide home entertainment and international television markets. Preceding year theatrical release revenues during the year ended December 31, 2012 were comprised of Megamind and Shrek Forever After, which contributed an aggregate of $8.7 million, or 1.2%, of revenues, primarily earned in the worldwide home entertainment and television markets.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category increased $10.6 million, or 6.5%, to $173.0 million during the year ended December 31, 2013 when compared to $162.4 million during the year ended December 31, 2012, primarily due to our growing library of titles. During the year ended December 31, 2013, our "Library" category benefited from revenues earned in the international free television market by Kung Fu Panda 2, Megamind, Shrek Forever After and How to Train Your Dragon. During the year ended December 31, 2012, revenues generated by our "Library" category

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

were mainly attributable to How to Train Your Dragon and Shrek Forever After, primarily earned in the worldwide home entertainment and international free television markets.

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
Segment	2013	2012	$	%
Television Series and Specials	$105.9	$75.4	$30.5	40.5%
Consumer Products	67.3	48.7	18.6	38.2%
All Other(1)	33.5	43.0	(9.5)	(22.1)%
Total Non-Feature Film revenues	$206.7	$167.1	$39.6	23.7%
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment increased $30.5 million to $105.9 million during the year ended December 31, 2013 when compared to $75.4 million during the year ended December 31, 2012. The main drivers of revenues generated from our television series and specials were the following:

•	In 2013, we released our television special Madly Madagascar and earned revenues from the domestic home entertainment and digital markets;

•
Revenues generated from our television series Dragons: Riders of Berk increased as, during the year ended December 31, 2013, we earned revenues from the first two seasons of the series compared to only the first season during the comparable period of the prior year;

•	Revenues of $8.0 million related to remaining guaranteed amounts earned under a minimum guarantee arrangement for the distribution of physical home entertainment product; and

•
Revenues generated from our Classic Media properties in 2013 represented a full 12-month period compared to the prior year which only included four months (we acquired Classic Media in August 2012). The main revenue contributors during the year ended December 31, 2013 were Veggie Tales and holiday-themed product, primarily earned in the television and home entertainment markets.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment increased $18.6 million, or 38.2%, to $67.3 million during the year ended December 31, 2013 when compared to $48.7 million during the year ended December 31, 2012. The increase is mainly attributable to:

•
Revenues generated from our Classic Media properties in 2013 represented a full 12-month period compared to the prior year which only included four months. The main revenue contributors during the year ended December 31, 2013 were Veggie Tales, Where's Waldo and Noddy;

•	Revenue generated from the sale of our share of rights in the 1960s live-action Batman television series; and

•
In exchange for our equity interest in ODW during 2013, we granted an intellectual property license to certain of our trademarks, trade names and other intellectual property valued at $12.0 million. As a result, we recognized revenues in the amount of $7.8 million, which represents the portion of the licenses' value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

All Other. Revenues generated by our All Other segment decreased $9.5 million to $33.5 million during the year ended December 31, 2013 when compared to $43.0 million during the year ended December 31, 2012. Revenues generated by our All Other segment were impacted by the following:

•
Revenues generated from our live performances decreased $20.9 million primarily as a result of the final performances of our How to Train Your Dragon arena show and the London version of our Shrek The Musical show during the quarter ended March 31, 2013. Subsequent to final performances of our live shows during their initial engagements, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties. Additionally, revenues earned during the year ended December 31, 2013 included $11.0 million attributable to Shrek The Musical related to the title's SVOD distribution; and

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

•
Revenues generated by ATV during the period from May 3, 2013 (the date of acquisition) to December 31, 2013 were $11.4 million, or 1.6% of consolidated revenues, which primarily relate to content licensing fees earned.

Costs of Revenues.  Costs of revenues for the year ended December 31, 2013 totaled $449.8 million, a decrease of $228.9 million, or 33.7%, compared to $678.7 million for the year ended December 31, 2012. Costs of revenues as a percentage of revenues were 63.6% for the year ended December 31, 2013 and 90.5% for the year ended December 31, 2012. The following is a discussion of our costs of revenues by segment:

Feature Films. The primary driver of our costs of revenues is film amortization costs. Costs of revenues as a percentage of revenues for our Feature Films segment were 59.3% during the year ended December 31, 2013 compared to 88.2% for the year ended December 31, 2012. The following were the primary drivers of our costs of revenues during the year ended December 31, 2013 when compared to the year ended December 31, 2012:

•
We recorded an impairment charge of $11.9 million (exclusive of the impairment allocated to the Consumer Products segment of $1.6 million) on Turbo during the year ended December 31, 2013. Due to Turbo's performance in the international theatrical market during the last two months of the quarter ended December 31, 2013, we re-assessed the film's Ultimate Revenue projections (including our estimates of the film's revenues in other markets, including international home entertainment and television, which have not yet been released), which resulted in the film's estimated fair value (calculated using a net present value model) being less than the film’s unamortized capitalized production costs. See ""—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization" for further discussion regarding the Company's process for assessing its film and other inventory costs and the Turbo impairment charge; see also Note 6 to the consolidated financial statements contained elsewhere in this Form 10-K;

•
During the year ended December 31, 2012, impairment, write-down and restructuring-related charges totaled $158.0 million. For further details of the charges recorded during December 31, 2012, see "—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011—Costs of Revenues—Feature Films";

•	Excluding the charges described above for each of the years ended December 31, 2013 and 2012, costs of revenues as a percentage of revenues remained consistent during those years;

•
Overall lower amortization rate of 2013's "Prior year theatrical releases" compared to 2012's "Prior year theatrical releases." 2013's "Prior year theatrical releases" benefited from Madagascar 3, which was a strong performing title, and Rise of the Guardians, which had a stronger-than-expected performance in the home entertainment market in 2013, thereby lowering its amortization rate; and

•
Overall higher amortization rate related to our “Library” category which was driven by revenues generated by Megamind, which is a title that has a higher rate of amortization compared to the average amortization rate of our other library titles.

Television Series and Specials. Costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 78.2% for the year ended December 31, 2013 compared to 83.8% for the year ended December 31, 2012. The following were the primary drivers of our costs of revenues during the year ended December 31, 2013 when compared to the year ended December 31, 2012:

•
Costs of revenues for the year ended December 31, 2013 benefited from a full year of revenues generated by our Classic Media properties (a vast catalog of older library properties). This catalog of properties was recorded in groups of definite and indefinite-lived intangible assets upon acquisition. Intangible asset groups classified as indefinite-lived are not amortized, while those classified as definite-lived are amortized on a straight-line basis. Therefore, costs of revenues do not directly correlate with revenues generated during the period;

•
Lower revenues generated by holiday-themed television specials based on DreamWorks Animation properties (which historically have high amortization rates) during the year ended December 31, 2013 as compared to the year ended December 31, 2012;

•	A lower amortization rate attributable to our How to Train Your Dragon television series as a result of an increase in our estimate of Ultimate Revenues;

•
We recorded a $6.7 million write-down of capitalized film costs during the year ended December 31, 2013 as a result of a change that occurred during the fourth quarter of 2013 in the planned exploitation of one of our short-form content titles; and

•	Additional marketing costs associated with our television series/specials productions of $5.8 million, primarily due to our new series Turbo F.A.S.T.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Consumer Products. Costs of revenues as a percentage of revenues for our Consumer Products segment decreased to 57.9% during the year ended December 31, 2013 compared to 64.5% during the year ended December 31, 2012. The year 2013 benefited from the inclusion of a full 12-month period of revenues from our Classic Media properties compared to the prior year which only included four months. As costs of revenues includes the straight-line amortization of definite-lived intangible assets, costs of revenues associated with our Classic Media properties do not directly correlate with revenues generated during the period (as further described above under our discussion of the Television Series and Specials segment).

All Other. During the years ended December 31, 2013 and 2012, costs of revenues related to our All Other segment were $31.2 million and $70.1 million, respectively, which primarily consisted of those related to ATV and our live performance business. For the year ended December 31, 2013, costs of revenues benefited from the decrease in live performance revenues, which historically have had higher costs of revenues as a percentage of revenues.

Product Development. Product development costs decreased $1.6 million to $3.3 million for the year ended December 31, 2013 from $4.9 million for the year ended December 31, 2012. Product development costs primarily represent research and development costs related to our technology initiatives. The decrease is primarily due to a decline in development activity associated with a technology project that we are no longer pursuing.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $60.9 million to $192.1 million (including $17.7 million of stock-based compensation expense) for the year ended December 31, 2013 from $131.2 million (including $16.2 million of stock-based compensation expense) for the year ended December 31, 2012. This 46.4% aggregate increase was primarily attributable to:

•	An increase of $25.3 million as a result of our recent acquisitions;

•
Higher salaries and benefits of $18.0 million (excluding the effect of our recent acquisitions) due to new employment agreements related to certain executives and increased headcount to support our brand and business diversification and expansion efforts;

•	An increase in company-wide incentive compensation expense of $20.7 million (excluding the effect of our recent acquisitions) based on improved operating results;

•	Charges, which primarily consist of severance and benefits, related to our restructuring plan totaling $4.6 million; and

•
These increases were partially offset by $14.0 million of lower professional fees as these costs were higher during the year ended December 31, 2012 as a result of new business initiatives, such as the acquisition of Classic Media and the establishment of ODW.

We expect that, over the next one to two years, our compensation costs will continue to increase as we continue to hire additional personnel to support our business diversification and expansion efforts.

Other Operating Income. As a result of the closing of the Chinese Joint Venture transaction during the quarter ended June 30, 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the year ended December 31, 2013, other operating income attributable to our ODW contributions totaled $8.1 million due to consulting and training services provided, as well as a portion of the value of the technology license granted. Additionally, during the year ended December 31, 2013, other operating income included a gain of $6.4 million, which resulted from the sale of one of our technology projects.

Operating Income. Operating income for the year ended December 31, 2013 was $76.4 million compared to an operating loss of $65.0 million for the year ended December 31, 2012. This $141.4 million increase was primarily driven by the decline in costs of revenues as, in 2012, we incurred higher costs associated with various impairment, write-off and restructuring charges than were incurred in 2013.

Interest Income, Net. For each of the years ended December 31, 2013 and 2012, the amounts recorded as interest income/expense (net of amounts capitalized) were immaterial.

Other Income, Net.  For the years ended December 31, 2013 and 2012, total other income (net of other expenses) was $6.2 million and $8.3 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase (as described in "—Critical Accounting Policies and Estimates—Provision for Income Taxes"), we are obligated to remit to the

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

former stockholder's affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the year ended December 31, 2013, our payable to the former stockholder was impacted by our ability to retroactively apply research and development credits and other federal tax incentives as a result of extensions granted under the American Taxpayer Relief Act of 2012 (the "Act"). As the Act was not enacted until January 2, 2013, we were not able to apply certain federal tax incentives until the quarter ended March 31, 2013. For the year ended December 31, 2013, we recorded $0.7 million as an increase in income tax benefit payable to the former stockholder primarily as a result of the Act and imputed interest on our payable to former stockholder, which were partially offset by a revaluation of our deferred tax assets. For the year ended December 31, 2012, we recorded $2.6 million as a decrease in income tax benefit payable to the former stockholder as a result of our ability to claim certain tax deductions.

Loss from Equity Method Investees.  During the year ended December 31, 2013, our portion of the losses incurred by equity method investees was $6.9 million, which were primarily attributable to our share of losses incurred by ODW. We did not have any equity method investments during the prior year.

Provision for Income Taxes.  For the year ended December 31, 2013, we recorded a provision for income taxes of $19.2 million and for the year ended December 31, 2012, we recorded a benefit for income taxes of $17.2 million, or an effective tax rate of 25.4% and 30.6%, respectively. When our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the years ended December 31, 2013 and 2012 were 26.3% and 35.2%, respectively. Our effective tax rate and our combined effective tax rate for the year ended December 31, 2013 were lower than the 35% statutory federal rate primarily due to research and development credits (including the retroactive impact of the Act discussed above), release of reserves for uncertain tax positions as a result of the conclusion of a California examination for tax years 2005 through 2007, a revaluation of our deferred tax assets, and other federal tax incentives. During the year ended December 31, 2012, we recorded a benefit for income taxes as a result of our loss before income taxes as the loss will result in a decrease in our tax liability in future periods. During the year ended December 31, 2012, our effective tax rate was less than the 35% statutory federal tax rate as a result of our loss before income taxes for the year and an increase in our foreign valuation allowance.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). We consolidate the results of this joint venture because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income generated by Bullwinkle Studios. For the year ended December 31, 2013, net income attributable to non-controlling interests was $0.6 million.

Net Income (Loss) Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net income attributable to non-controlling interests) for the year ended December 31, 2013 was $55.1 million, or $0.65 per diluted share, as compared to a net loss of $36.4 million, or $0.43 per diluted share, in the corresponding period in 2012.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.    For the year ended December 31, 2012, our revenues were $749.8 million, an increase of $43.8 million, or 6.2%, as compared to $706.0 million for the year ended December 31, 2011.

Feature Films

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 (in millions):

$582.7(1)
$551.4(1)
Rise of the Guardians, $4.8
$192.5
Madagascar 3, $187.7
Puss in Boots, $149.7
$219.1
Kung Fu Panda 2, $69.4
Megamind, $7.0
Shrek Forever After, $1.7
$8.7
Library, $162.4
Puss in Boots, $15.8
$144.9
Kung Fu Panda 2, $129.1
Megamind, $82.4
$222.4
Shrek Forever After, $73.7
How to Train Your Dragon, $66.3
Library, $184.1
Revenues ($ in millions)
$600
$540
$480
$420
$360
$300
$240
$180
$120
$60
$0
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category increased $47.6 million, or 32.9%, to $192.5 million during the year ended December 31, 2012 when compared to $144.9 million during the year ended December 31, 2011. The increase in revenues generated by our "Current year theatrical releases" category was primarily due to the stronger performance of Madagascar 3 in the worldwide theatrical and home entertainment markets during the year ended December 31, 2012 compared to Kung Fu Panda 2 during the year ended December 31, 2011. This increase between the years was partially offset by lower revenues from Rise of the Guardians due to its weak worldwide theatrical performance during the year ended December 31, 2012 compared to Puss in Boots during the prior year.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Current year theatrical release revenues for the year ended December 31, 2012 consisted of:

•
Rise of the Guardians (our fourth quarter 2012 release): Rise of the Guardians earned ancillary revenues of $4.8 million, or 0.6% of consolidated revenues. As is somewhat typical for many of our new theatrical releases, our distributor did not report any theatrical revenue to us during 2012 for Rise of the Guardians as Paramount is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film;

•	Madagascar 3 (our second quarter 2012 release): Madagascar 3 contributed $187.7 million, or 25.0%, of revenues, primarily earned in the worldwide theatrical and home entertainment markets.

Current year theatrical release revenues for the year ended December 31, 2011 consisted of:

•
Puss in Boots (released in the fourth quarter of 2011): Puss in Boots contributed $15.8 million, or 2.2%, of revenues, primarily earned in the worldwide theatrical markets (as the film recouped its distribution and marketing costs during the quarter ended December 31, 2011); and

•
Kung Fu Panda 2 (released in the second quarter of 2011): Kung Fu Panda 2 contributed $129.1 million, or 18.3%, of revenues, primarily earned in the worldwide theatrical and home entertainment markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $3.3 million, or 1.5%, to $219.1 million during the year ended December 31, 2012 when compared to $222.4 million during the year ended December 31, 2011. During the year ended December 31, 2012, revenues generated by our "Prior year theatrical release" category benefited from the stronger overall performance of our fourth quarter 2011 release, Puss in Boots, when compared to the performance of our fourth quarter 2010 release, Megamind during the year ended December 31, 2011. This performance-related increase was partially offset by the difference in the number of films that comprised this category in 2012 (two films) compared to 2011 (three films). Prior year theatrical release revenues during the year ended December 31, 2012 were comprised of Puss in Boots and Kung Fu Panda 2, which contributed an aggregate of $219.1 million, or 29.2%, of consolidated revenues, primarily earned in the worldwide home entertainment, television and digital markets. During the year ended December 31, 2011, this category was comprised of revenues generated by Megamind, Shrek Forever After and How to Train Your Dragon, which contributed an aggregate of $222.4 million, or 31.5%, of revenues, primarily earned in the worldwide television and home entertainment markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. During the year ended December 31, 2012, the "Preceding year theatrical releases" category consisted of Megamind and Shrek Forever After, which contributed an aggregate of $8.7 million, or 1.2%, of consolidated revenues primarily earned in the worldwide home entertainment and television markets. Due to the timing of when films enter our library, there were no titles that comprised the "Preceding year theatrical release" category during the year ended December 31, 2011. Our first quarter 2009 release, Monsters vs. Aliens (our only release during 2009), entered the "Library" category during the three months ended March 31, 2011.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category decreased $21.7 million, or 11.8%, to $162.4 million during the year ended December 31, 2012 when compared to $184.1 million during the year ended December 31, 2011. The decrease in revenues generated by our "Library" category was impacted by the following:

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

•
The main contributors to 2012 library revenues were How to Train Your Dragon and Shrek Forever After, which contributed an aggregate of $68.1 million, or 9.1%, of consolidated revenues subsequent to each of the films entering the "Library" category in the first quarter and second quarter of 2012, respectively, and were earned in the worldwide home entertainment and international free television markets; and

•
The main contributors to 2011 library revenues were Monsters vs. Aliens, Madagascar: Escape 2 Africa and Kung Fu Panda, which contributed an aggregate of $101.7 million, or 14.4%, of revenues earned primarily in the international television market.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
Segment	2012	2011	$	%
Television Series and Specials	$75.4	$74.0	$1.4	1.9%
Consumer Products	48.7	43.1	5.6	13.0%
All Other(1)	43.0	37.5	5.5	14.7%
Total Non-Feature Film revenues	$167.1	$154.6	$12.5	8.1%
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment increased slightly by $1.4 million, or 1.9%, to $75.4 million during the year ended December 31, 2012 when compared to $74.0 million during the year ended December 31, 2011. The increase in revenues generated by our Television Series and Specials segment was impacted by the following:

•
2012 revenues benefited from our Kung Fu Panda holiday television special and our television series Dragons: Riders of Berk (which debuted during 2012), which contributed an aggregate of $21.7 million, or 2.9%, of consolidated revenues, earned in the home entertainment and domestic television markets;

•
2012 also included revenues generated by Classic Media properties following the close of its acquisition on August 29, 2012, primarily earned in the home entertainment market across a variety of properties, including Veggie Tales and Classic Media's holiday-themed DVD product; and

•
The above increases were partially offset by a decrease in revenues generated from licenses of our television specials to Netflix as a result of a different mix of content provided to Netflix during the year ended December 31, 2012 when compared to the year ended December 31, 2011.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment increased $5.6 million, or 13.0%, to $48.7 million during the year ended December 31, 2012 when compared to $43.1 million during the year ended December 31, 2011. The year ended December 31, 2012 benefited from additional revenues generated by Classic Media properties following the close of its acquisition on August 29, 2012, with the main contributors being Veggie Tales, Noddy and Where's Waldo. Also, during the year ended December 31, 2012 we earned higher revenues as a result of a non-routine intellectual property license arrangement. These increases were partially offset by a decline in revenues from interactive (e.g., video and mobile games) and promotional licensing arrangements.

All Other. Revenues generated by our All Other segment increased $5.5 million to $43.0 million during the year ended December 31, 2012 when compared to $37.5 million during the year ended December 31, 2011. Revenues generated by our All Other segment, in both years, were primarily attributable to our live performances. Revenues in 2012 primarily resulted from our arena show based on our feature film How to Train Your Dragon (which debuted in June 2012) and a full year of revenues attributable to the London version of our Shrek The Musical show. Revenues during 2011 were primarily attributable to the touring version of Shrek The Musical, which had its last performance in July 2011, and the London stage version of Shrek The Musical, which debuted in May 2011.

Costs of Revenues.    Costs of revenues for the year ended December 31, 2012 totaled $678.7 million, an increase of $198.0 million, or 41.2%, when compared to $480.7 million for the year ended December 31, 2011. Costs of revenues as a percentage of revenues was 90.5% for the year ended December 31, 2012 compared to 68.1% for the year ended December 31, 2011. Our costs of revenues as a percentage of revenues were affected by the following:

Feature Films. The primary driver of our costs of revenues is film amortization costs. Costs of revenues as a percentage of revenues for our Feature Films segment were 88.2% during the year ended December 31, 2012 compared to 61.1% for the year ended December 31, 2011. Our costs of revenues were higher as a result of the following charges during the year ended December 31, 2012:

•
An impairment charge of $85.5 million (exclusive of the impairment charge allocated to the Consumer Products segment of $1.4 million) as a result of the lower-than-expected worldwide theatrical performance of our feature film Rise of the Guardians (released during the quarter ended December 31, 2012). The write-down was due to revisions to the film's Ultimate Revenue projections which resulted in the film's estimated

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

fair value (calculated using a net present value model) being less than the film’s unamortized capitalized production costs;

•	A write-down of capitalized film costs in the amount of $47.6 million as a result of a change in creative direction related to one of our films previously set for production;

•	Write-offs of capitalized development costs totaling $20.3 million as a result of the decision to change our future film slate; and

•
During the year ended December 31, 2012, we incurred $4.6 million related to non-retirement postemployment benefits. These charges resulted from a strategic business decision to change the production and release slate for some of our animated feature films.

During the year ended December 31, 2011, we did not incur any similar impairment, write-off or restructuring charges. Excluding the charges described above, costs of revenues as a percentage of revenues remained consistent during the years ended December 31, 2012 and 2011.

Television Series and Specials. Costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 83.8% during the year ended December 31, 2012 compared to 87.5% for the year ended December 31, 2011. Costs of revenues for the year ended December 31, 2012 benefited from revenues generated by our Classic Media properties (a vast catalog of older library properties). This catalog of properties was recorded in groups of definite and indefinite-lived intangible assets upon acquisition. Intangible asset groups classified as indefinite-lived are not amortized, while those classified as definite-lived are amortized on a straight-line basis, and therefore, costs of revenues do not directly correlate with revenues generated during the period. This was partially offset by accelerated inventory amortization costs related to titles based on DreamWorks Animation properties as a result of reductions in our estimated Ultimate Revenues, primarily driven by a reduction to forecasted revenues to be generated from the sale of home entertainment product of our holiday-themed content.

Consumer Products. Costs of revenues as a percentage of revenues for our Consumer Products segment decreased to 64.5% during the year ended December 31, 2012 from 76.8% for the year ended December 31, 2011. During the year ended December 31, 2012, costs of revenues as a percentage of revenues decreased as a result of revenues earned during 2012 from a license granted for several of our evergreen properties (e.g., Shrek), which had no associated costs. Additionally, 2012 benefited from revenues generated by our Classic Media properties. Costs of revenues associated with these properties include the straight-line amortization of definite-lived intangible assets and, thus, costs of revenues do not directly correlate with revenues generated during the period (as further described above under our discussion of the Television Series and Specials segment).

All Other. During the years ended December 31, 2012 and 2011, costs of revenues related to our All Other segment were $70.1 million and $46.3 million, respectively. Costs of revenues in both years were primarily attributable to our live performance business, which historically has had higher costs of revenues as a percentage of revenues. Costs of revenues increased in 2012 when compared to 2011 as a result of higher amortization and operating costs incurred by our How to Train Your Dragon arena show (which debuted in June 2012).

Product Development.    Product development costs totaled $4.9 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively. Product development costs primarily represent research and development costs related to our technology initiatives. The increase in product development costs during the year ended December 31, 2012 was attributable to various new technology initiatives we were pursuing.

Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased $18.7 million to $131.2 million (including $16.2 million of stock-based compensation expense) for the year ended December 31, 2012 from $112.5 million (including $27.5 million of stock-based compensation expense) for the year ended December 31, 2011. The primary contributors to this 16.6% aggregate increase were $14.9 million of higher professional fees primarily associated with our new business initiatives, including the acquisition of Classic Media (e.g., due diligence and integration costs) and the establishment of our Chinese Joint Venture. Salaries and benefits increased $9.4 million primarily due to increased headcount to support our brand expansion and new business initiatives. In addition, $9.6 million of the increase was directly attributable to the costs incurred by Classic Media, which primarily consisted of salaries and benefits expenses. These increases in selling, general and administrative expenses were partially offset by $13.4 million of lower incentive compensation expense (including stock-based compensation), primarily resulting from changes in our incentive compensation structure implemented in 2011, as well as fluctuations in performance-based compensation expense that vary with changes in forecasts of the applicable performance metrics.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating (Loss) Income.    Operating loss for the year ended December 31, 2012 was $65.0 million compared to operating income of $109.9 million for the year ended December 31, 2011. The decrease of $174.9 million in operating income for the year ended December 31, 2012 was largely due to the impairment and write-downs of capitalized film costs, and to a lesser extent, increased selling, general and administrative expenses, as well as amortization and operating costs associated with our How to Train Your Dragon arena show (as previously described).

Interest Income, Net.    Total interest income (net) remained relatively consistent at $0.5 million for the year ended December 31, 2012 compared to $0.6 million for the year ended December 31, 2011. During the year ended December 31, 2012, interest expense increased $2.4 million primarily due to interest expense incurred on amounts drawn on our revolving credit facility. This increase was primarily offset by an increase in interest income related to long term receivables of $2.2 million.

 Other Income, Net.    For the years ended December 31, 2012 and 2011, total other income (net) was $8.3 million and $7.2 million, respectively. Other income (net) in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Decrease in Income Tax Benefit Payable to Former Stockholder.    As a result of the Tax Basis Increase we are obligated to remit to a former stockholder’s affiliate 85% of any realized cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment by the former stockholder if it is determined that these savings should not have been available to us. During the years ended December 31, 2012 and 2011, our ability to claim certain tax deductions resulted in a decrease to our payable to former stockholder. Accordingly, we recorded $2.6 million and $5.5 million, respectively as a decrease in income tax benefit payable to former stockholder in our statements of operations.

Provision (Benefit) for Income Taxes.    For the year ended December 31, 2012, we recorded a benefit for income taxes of $17.2 million and for the year ended December 31, 2011 we recorded a provision for income taxes of $36.4 million, or an effective tax rate of 30.6% and 30.9%, respectively. During the year ended December 31, 2012, we recorded a benefit for income taxes as a result of our loss before income taxes, as the loss will result in a decrease in our tax liability in future periods. During the year ended December 31, 2012, our effective tax rate was less than the 35% statutory federal tax rate as a result of our loss before income taxes for the year and an increase in our foreign valuation allowance. When our provision for income taxes is combined with the amounts associated with the Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the years ended December 31, 2012 and 2011 were 35.2% and 26.2%, respectively. As a result of our loss before income taxes for the year ended December 31, 2012, certain tax incentives caused our combined effective tax rate to be higher in 2012 when compared to 2011. Our effective tax rate and our combined effective tax rate for the year ended December 31, 2011 was less than the 35% statutory federal rate due to the Company's ability to benefit from certain prior year tax deductions and the net tax benefits recognized from the Tax Basis Increase.

Net (Loss) Income Attributable to DreamWorks Animation SKG, Inc.    Net loss for the year ended December 31, 2012 was $36.4 million, or $0.43 net loss per share, as compared to net income of $86.8 million, or $1.02 net income per diluted share, for the year ended December 31, 2011.

Financing Arrangements

Senior Unsecured Notes. On August 14, 2013, we issued $300.0 million in aggregate principal amount of 6.875% senior unsecured notes due in August 2020 (the "Notes"). The net proceeds from the offering amounted to $294.0 million and we used a portion of the proceeds to repay all of the outstanding borrowings under our revolving credit facility. The indenture governing the Notes contain certain restrictions and covenants that limit our ability to incur additional indebtedness, pay dividends or repurchase the Company's common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations.

Revolving Credit Facility.  On August 10, 2012, we terminated our then-existing secured credit agreement dated as of June 24, 2008 and entered into a new Credit Agreement (the "New Credit Agreement"). The New Credit Agreement allows us to have outstanding borrowings of up to $400.0 million at any one time, on a revolving basis. In connection with the offering of the Notes, we entered into an amendment to our revolving credit facility agreement. The purpose of the amendment was to amend the agreement to allow the Company to create or permit to exist certain restrictions on the ability of its subsidiaries to pay dividends, transfer assets and take similar actions pursuant to the indenture governing the Notes. Borrowings under the New Credit Agreement bear interest at per annum rates determined by reference to the base rate plus a margin of 1.50% or to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.50% per annum. During the year ended December 31, 2013,

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

we used proceeds from the Notes to repay the then-outstanding borrowings under our revolving credit facility. As of December 31, 2013, no amounts were outstanding under our revolving credit facility.

For a more detailed description of our various financing arrangements, see Note 12 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

As of December 31, 2013, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, borrowings under our revolving credit facility, proceeds from our senior unsecured notes and cash on hand during the year ended December 31, 2013 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g., selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments. For 2014, we expect our commitments to fund production and development costs (excluding capitalized overhead expense), make contingent compensation and residual payments (on films released to date) and fund capital expenditures will be approximately $403.7 million.

As of December 31, 2013, we had cash and cash equivalents totaling $95.5 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at December 31, 2013 increased by $36.2 million from that of $59.2 million at December 31, 2012. Components of this change in cash for the year ended December 31, 2013, as well as the change in cash for the years ended December 31, 2012 and 2011, are provided below in more detail.

As previously described, our feature films are now being distributed in China by ODW. China imposes cross-border regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of December 31, 2013, the amount of outstanding receivables from ODW for distribution of our films was $16.7 million.

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$26,992	$28,397	$33,502

During the year ended December 31, 2013, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were The Croods' worldwide theatrical revenues, Madagascar 3's worldwide television and worldwide home entertainment revenues, Rise of the Guardians' worldwide television and home entertainment revenues, and to a lesser extent, worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the year ended December 31, 2013 included $11.4 million paid related to incentive compensation payments, as well as $16.0 million (net of refund received) paid to an affiliate of a former stockholder related to tax benefits realized in 2013 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments. In recent years, cash used in operating activities has been higher due to an increased number of projects in production as we are currently planning on releasing three films in each of 2014 and 2015, as well as our expansion of our episodic series productions.

During the year ended December 31, 2012, our main source of cash from operating activities was the collection of revenue from Paramount related to Madagascar 3's worldwide theatrical revenues, Puss in Boots' worldwide theatrical, television and home entertainment revenues, Kung Fu Panda 2's worldwide home entertainment and pay television revenues, Megamind's international television revenues and, and to a lesser extent, the collection of worldwide television and home

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

entertainment revenues from our other films. Cash used in operating activities for the year ended December 31, 2012 included $20.2 million paid related to annual incentive compensation payments, as well as $14.2 million paid to an affiliate of a former stockholder related to tax benefits realized in 2012 from the Tax Basis Increase. These cash payments fluctuate based on our financial results and, as a result, decreased $18.0 million and $15.5 million, respectively, when compared to the cash payments made during the year ended December 31, 2011. The cash from operating activities was also partially offset by production spending for our films, television series/specials and live performances, as well as participation and residual payments.

During the year ended December 31, 2011, our main source of cash from operating activities was the collection of revenue from Paramount related to Kung Fu Panda 2's worldwide theatrical release, Shrek Forever After's and How to Train Your Dragon’s worldwide television and home entertainment revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, operating cash flows for the year ended December 31, 2011 benefited from additional pay television revenue fees related to an increased number of films that were available in 2011. Cash used in operating activities for 2011 was primarily attributable to $38.2 million paid related to annual incentive compensation payments, as well as $29.7 million paid to an affiliate of a former stockholder related to tax benefits realized in 2011 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films, television series/specials and live performances, as well as participation and residual payments.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Net cash used in investing activities	$(84,547)	$(234,184)	$(48,239)

Net cash used in investing activities for the years ended December 31, 2013 and 2012 was largely attributable to the acquisitions of ATV and of Classic Media (as previously described under "Part I—Item 1—Business"), respectively. During the year ended December 31, 2012, we also used cash to acquire certain character rights. In addition, during the years ended December 31, 2013, 2012 and 2011, we made cash contributions totaling $19.5 million, $3.0 million and $5.0 million, respectively, in connection with investments in various unconsolidated entities. Our cash contributions increased during the year ended December 31, 2013, when compared to prior periods, as a result of certain strategic investments made by the Company. For further information of our investments in unconsolidated entities, refer to Note 9 of our audited consolidated financial statements contained elsewhere in this Form 10-K.

Lastly, during the years ended December 31, 2013, 2012 and 2011, cash used in investing activities was partially attributable to investments in property, plant and equipment. The increase in cash used in our investment in property, plant and equipment, during the year ended December 31, 2012 when compared to the year ended December 31, 2011, was primarily attributable to the expansion of our facilities in Redwood City, which were placed into service in July 2012.

Financing Activities

Net cash provided by (used in) financing activities for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Net cash provided by (used in) financing activities	$96,498	$150,531	$(32,398)

Net cash provided by financing activities for the year ended December 31, 2013 was largely comprised of $300.0 million of proceeds from the Notes that were issued in August 2013, of which we used $233.0 million to repay borrowings outstanding under the credit facility. Net cash provided by financing activities for the year ended December 31, 2013 also included $68.0 million in borrowings under our revolving credit facility. In addition, during the years ended December 31, 2013 and 2011, cash used in financing activities was partially attributable to repurchases of our Class A common stock. During the year ended December 31, 2012, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

As of December 31, 2013, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Senior unsecured notes(1)	$—	$—	$—	$—	$—	$300,000	$300,000
Interest on senior unsecured notes(1)	20,682	20,625	20,625	20,625	20,625	41,250	144,432
Operating leases	10,398	9,091	8,097	8,073	8,187	20,764	64,610
Purchase obligations(2)	5,441	4,689	246	—	—	—	10,376
Contingent consideration(3)	—	82,015	15,340	190	—	—	97,545
Other(4)(5)	13,129	—	—	—	—	—	13,129
Total contractual cash obligations	$49,650	$116,420	$44,308	$28,888	$28,812	$362,014	$630,092
__________________

(1)
We are required to pay interest on our senior unsecured notes semi-annually in arrears at a rate of 6.875%, on February 15 and August 15 of each year, beginning on February 15, 2014. We are required to repay the principal amount upon maturity, which is August 15, 2020.

(2)
Excludes non-cancelable talent commitments as the payment dates associated with these commitments are dependent on the release dates of certain projects or upon completion of services provided to us. As of December 31, 2013, we had non-cancelable talent commitments totaling approximately $21.0 million that we expect to be payable over the next five years.

(3)
Primarily relates to our acquisition of ATV (with the remainder due to an unrelated asset acquisition). As a result of the ATV acquisition, we may be obligated to make additional contingent cash payments as part of the purchase price. The amount of contingent consideration to be paid is dependent on whether certain earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable is $117.0 million. We anticipate that any expected cash payments will be made in 2015 and 2016 once ATV's operating results for 2014 and 2015 are available.

(4)
The table above does not include unrecognized tax benefits related to uncertain tax positions taken because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities. As of December 31, 2013, unrecognized tax benefits (excluding interest and penalties) totaled $14.7 million.

(5)
The table above does not include our contribution commitments to ODW. Pursuant to the Transaction and Contribution Agreement with ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of December 31, 2013, our remaining contribution commitments consisted of the following: (i) $44.3 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $7.6 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 9 of the audited consolidated financial statements contained elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained elsewhere in this Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including:

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

Gross versus Net Revenue

Our feature films, television specials and other properties are primarily distributed and marketed by third party distributors. We evaluate our arrangements with third parties to determine whether revenue should be reported under each individual arrangement on a gross or net basis by determining whether we act as the principal or agent under the terms of each arrangement. To the extent that we act as the principal in an arrangement, revenues are reported on a gross basis, resulting in revenues and expenses being classified in their respective financial statement line items. Conversely, to the extent that we act as the agent in an arrangement, revenues are reported on a net basis, resulting in revenues being presented net of any related expenses. Determining whether we act as principal or agent is based on an evaluation of which party has substantial risks and rewards of ownership under the terms of an arrangement. The most significant factors that we consider include identification of the primary obligor, as well as which party has general and physical inventory risk, credit risk and discretion in the supplier selection. Our primary distribution arrangements, which are those for our theatrical releases, are recorded on a net basis as a result of the evaluation previously described. Revenues and costs related to our non-feature film content are typically recorded on a gross basis.

Revenue Recognition

The majority of our revenue is derived from our core feature film business (76% in 2013). We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributors. Pursuant to our primary distribution and servicing arrangements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after the particular distributor has (i) retained its distribution fee, which is calculated as a percentage of revenues (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its permissible distribution and marketing costs with respect to our films on a title-by-title basis. For further information on the markets in which each of our primary distributors distributes our films, refer to "Part I—Distribution and Servicing Arrangements." Because third parties are the principal distributors of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributors. As is typical in the film industry, our distributors may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributors in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributors have not made, nor has the Company's management made, subsequent material adjustments to information provided by our distributors and used in the preparation of our historical financial statements.

We have also entered into licensing arrangements directly with third parties to digitally distribute our feature films and television series/specials. Our television series/specials are also distributed in the television markets through license arrangements. Such revenues are recorded on a gross basis as they are not typically subject to our distribution arrangements with our distributors. However, certain content licensed under these arrangements is subject to our distribution arrangement with Paramount, and accordingly, such revenues are recorded net of any distribution fees owed to Paramount (as previously described).

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

Revenue from the sale of our feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. Revenue from the sale of home video units for other content (such as television series/specials) is recorded on a gross basis (because we are considered the principal in the transactions) and is recognized when the criteria for revenue recognition have been met. Certain of our home video distribution arrangements for our non-feature film content include non-refundable, but recoupable, minimum guarantees. Minimum guarantees that are not fully recouped are recognized as revenue once the minimum guarantee period has expired and we are able to determine the amount of remaining revenues to be recognized. The criteria we evaluate to determine whether we are able to recognize revenue includes persuasive evidence of whether an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered and risk of inventory loss has transferred and collectibility is reasonably assured.

In addition, we and our distributors provide for future returns of home video product and for customer programs and sales incentives. We and our distributors calculate these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, which may include 100% return rights. Although we and our distributors allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar types of sales, information we receive from retailers and our assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Film and Other Inventory Costs Amortization

Capitalized film, television series/specials and live performance production costs are amortized, and participations and residuals are accrued, and included in costs of revenues in the proportion that a title’s Current Revenue bears to its Ultimate Revenue in accordance with the individual-film-forecast-computation method. Therefore, the amount of capitalized production costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film, television series/special or live performance for such period. We make certain estimates and judgments of Ultimate Revenue to be recognized for each film, television series/special or live performance based on information received from our distributors or operating/strategic partners, our knowledge of the industry, as well as our historical experience. The factors that we consider in estimating Ultimate Revenue include past performance of our other titles, the perceived likeability of a title, actual performance (when available) at the box office or in markets currently being exploited, the title's release dates in each market, as well as consideration of other competitive titles releasing during the same timeframe and general economic conditions.

Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Our estimates of Ultimate Revenue factor in a title’s actual performance in each market (e.g., theatrical, home entertainment, consumer products), remaining markets (and territories) in which the title has yet to be released, additional developments related to new contracts for other distribution windows (e.g., on-demand, pay television, digital, etc.) and consumer product licensing opportunities. Depending upon where a specific film is within its lifetime release cycle, the amount of actual performance and estimates of revenues expected to be earned in the future markets of release vary. Prior to a title’s initial release in its primary market, which for our feature films is the worldwide theatrical market, there is inherent uncertainty about a title's performance due to its dependency on audience acceptance. Once released into its initial primary market, our estimates of a title's performance in subsequent markets are further refined as we are able to obtain and analyze the impact of that title’s initial performance on remaining estimates of Ultimate Revenue and future net cash flows. For example, historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. In recent years, the correlation between the domestic box office market and the international theatrical and worldwide home entertainment markets has weakened. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact. Home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing home entertainment products, marketing and promotional strategies, as well as economic conditions.

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Estimates of Ultimate Revenue (and anticipated participation and residual costs) are reviewed periodically in the ordinary course of business and are revised as necessary. A change in any given period to the estimate of Ultimate Revenue for an individual title will result in an increase or decrease in the percentage of amortization of capitalized production costs (and accrued participation and residual costs) recognized in that period. Depending on the performance of a title, significant changes to future Ultimate Revenue may occur, which could result in significant changes to the amount of amortization of the capitalized production costs. An increase in the estimate of Ultimate Revenues will lower the percentage rate of amortization, while, conversely, a decrease in the estimate of Ultimate Revenues will raise the percentage rate of amortization. In addition to evaluating estimates of Ultimate Revenue, in estimating a film's performance, we also consider other factors which may be indicators that a title's carrying value is impaired. For example, we consider substantial delays in a title’s completion or release schedule, significant costs incurred in excess of those originally forecasted or significant underperformance in a particular market as possible indicators that a title’s carrying value may be impaired which may require a significant downward change in the estimate of a title's Ultimate Revenues. In the event that any one or a combination of these performance-related factors lead to a material change to our assessment of the recoverability of a title's carrying value, we evaluate the title's then-capitalized production costs for possible impairment by calculating the fair value of its capitalized film costs and comparing it against the net present value of the estimated remaining net cash flows to be generated for the title being evaluated. We derive these fair value measurements based on our assumptions about how market participants would price the asset. Due to the nature of these assets, market data for similar assets is not available. Key assumptions used in such fair value measurements include: (1) the discount rate applied to future cash flow streams, which is based on a risk-free rate plus a risk premium representing the risk associated with the type of property being exploited, (2) the performance in markets not yet released and (3) the number of years over which we estimate future net cash flows. If we determine that a title's current carrying value (unamortized capitalized production costs) is greater than its fair value, the title will be written down to fair value and the write-off will be recorded as an impairment charge.

For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is substantially reduced after a film’s initial theatrical release, and thus, to the extent that we record a material impairment charge, it typically occurs in the quarter of a film's initial theatrical release. For example, in November 2012, we released Rise of the Guardians, and, due to its weak worldwide performance, we recorded a material impairment charge in the amount of $86.9 million during the quarter ended December 31, 2012 (the period in which the film released). Furthermore, in general a title’s exposure to a material impairment charge declines over time (and most dramatically after a title's worldwide theatrical release) as the majority of a title’s film costs are typically amortized within the first three years from initial release (approximately 50% and 80% within the first 12 months and three years, respectively).

We may also from time to time observe indicators of impairment subsequent to a film’s initial worldwide theatrical release, such as lower-than-expected performance in home entertainment and other post-theatrical markets, which result in a reduction in our estimate of a film’s Ultimate Revenues and may result in an impairment of the film in periods following its initial theatrical release. For example, Turbo (initially released in July 2013 in the domestic theatrical market) underperformed in the domestic theatrical market, but, due to our then-current estimates of remaining net cash flows for all remaining markets, we concluded that it was not impaired as of September 30, 2013 (the quarter of initial domestic release). However, as a result of the weak international theatrical performance of Turbo (which caused us to also revise downward our estimates of future revenues in other post-theatrical markets) during the last two months of the quarter ended December 31, 2013, we recorded an impairment charge of $13.5 million on the film during such quarter. As of December 31, 2013, our remaining capitalized film production costs with respect to Turbo were approximately $101.4 million.

The impairment charge recognized for Turbo takes into consideration, among other things, our estimate of future revenues. Due to the nature of our distribution arrangement with Fox, a significant portion of these future revenues are known to us, even though they have not been recognized in our financial results as of December 31, 2013. Similarly, as a result of fixed arrangements and minimum guarantees that we have in place with respect to television distribution and consumer products licensing arrangements, there are other revenue streams that are essentially known to us even though they have not yet been recognized in our financial results. However, we may experience a further impairment of Turbo's remaining carrying costs if the uncertain components of our future revenues (e.g., those related to international home entertainment sales and some consumer products licensing activity) do not materialize as currently expected. A reduction of 10% in our estimated future revenues would result in an additional impairment charge of approximately $5 million to $10 million. Conversely, if our future revenues are greater than currently estimated, our future amortization rate with respect to Turbo's remaining capitalized costs would be reduced.

Business Acquisitions

We account for business acquisitions under the purchase method of accounting, whereby the purchase price (defined as the total consideration transferred to acquire the business) is allocated to the tangible and identifiable intangible assets acquired

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, expected use of the assets acquired, the expected cost to extinguish a liability, future cash flows to be generated from intellectual property and developing appropriate discount rates and market multiples. A change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. In applying the purchase method of accounting for a business acquisition, management may make adjustments to the fair value allocation, as of the acquisition date, during the measurement period (which is defined as a period of up to one year from the closing date of the acquisition) as a result of additional information obtained subsequent to the initial reporting of the acquisition. Adjustments made to the allocation of the purchase price, or adjustments made as a result of changes in estimates or assumptions, could impact the amount of assets, including goodwill and liabilities, ultimately recorded on our balance sheet and could impact our operating results subsequent to such acquisition.

In addition, an acquisition may include a contingent consideration component, such as in our acquisition of ATV. Contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. Contingent consideration related to our acquisition of ATV is based on whether certain adjusted earnings targets are met in 2014 and 2015. We derive the estimate of this contingent consideration using a Monte Carlo simulation model that takes into account a probability adjusted earnings measure. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% (instead of 8.5%) or a volatility rate of 20.0% (instead of 32.6%) would change the estimated fair value of the contingent consideration from $95.0 million to $90.5 million and $103.5 million, respectively. This estimate is updated on a quarterly basis and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in our consolidated statements of operations.

As a result of our various acquisitions, we have acquired intangible assets which primarily consist of character rights. Upon an acquisition, we make estimates and assumptions as to whether each intangible asset identified has a definite life or is indefinite-lived. For each intangible asset classified as definite-lived, we make certain assumptions in order to assign each asset an economic useful life and to determine the pattern in which the intangible asset should be amortized (such as on a straight-line or an accelerated method). These assumptions are subjective and changes in these assumption could have a material impact on our financial statements.

Goodwill and Indefinite-Lived Intangible Assets

As of December 31, 2013, we had goodwill and indefinite-lived intangible assets totaling $179.7 million and $49.5 million, respectively. We perform an annual impairment test of goodwill and indefinite-lived intangible assets, or sooner if indicators of impairment are identified.

Goodwill

In connection with the goodwill impairment test for each of our reporting units, we first perform a qualitative assessment to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying value. This qualitative assessment (commonly referred to as Step 0) includes reviewing factors such as changes since the most recently performed valuation of key assumptions used, market capitalization attributable to the reporting unit, profit and margin trends, forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, the Company performs sensitivity analysis of any financial data that is included in this assessment to evaluate to what degree a change in financial assumption could change the conclusion of the qualitative assessment. As of October 1, 2013 (the date of our most recent goodwill impairment assessment), we concluded that the goodwill assigned to our feature film, television series/specials and consumer products reporting units was not at risk of failing the Step 0 analysis.

As of December 31, 2013, $118.6 million of our total goodwill was attributable to our ATV reporting unit (“ATV Goodwill”). ATV Goodwill represented the excess of the purchase price over the identifiable acquired net assets upon the acquisition of ATV. A large portion of ATV’s purchase price was derived from the fair value of the contingent consideration arrangement entered into in connection with ATV’s acquisition. Under ATV’s contingent consideration arrangement, we may be required to pay additional cash to the sellers if ATV achieves certain adjusted EBITDA (earnings before interest, taxes and depreciation and amortization) performance thresholds during 2014 and 2015 (refer to our Current Report on Form 8-K filed on May 7, 2013 for a full description of the performance thresholds). As a result of these adjusted EBITDA thresholds, the cash flow assumptions used for purposes of the goodwill impairment assessment are closely aligned with those used to determine the fair value of the contingent consideration. Due to ATV’s limited operating history, there is significant uncertainty in the underlying estimates of ATV’s forecasted 2014 and 2015 adjusted EBITDA. Significant underperformance during 2014 could lead to a significant revision of estimated adjusted EBITDA and a decrease in estimated contingent consideration. This would result in a corresponding performance of an interim ATV goodwill impairment test. This analysis could lead to a significant

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

goodwill impairment charge, although the impact to our results of operations and financial position would likely be partially mitigated by a corresponding reduction to our estimate of the contingent consideration liability (which would be recorded as a gain in our statements of operations).

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist of character rights acquired in connection with the acquisition of Classic Media. These character rights are primarily exploited in the home entertainment and television markets. We perform an annual qualitative assessment to determine whether it is more likely than not that the fair value of the assets (on an asset-by-asset basis) is less than its carrying amount. If it is determined that it is more likely than not that an indefinite-lived intangible asset’s fair value is below its carrying value, then the fair value of the asset must be determined in order to conclude whether an impairment exists.

At the time of acquisition, the fair value of the indefinite-lived intangible assets were determined under an income approach, which is largely based on a discounted cash flow analysis. Our annual qualitative assessment includes comparing actual results and current forecasts to original forecasts used for purposes of valuing the assets. In addition, we evaluate remaining future net cash flows expected to be attributable to each category of indefinite-lived assets. Lastly, we consider whether there are any unique macro-economic or industry conditions that could impact the remaining cash flow forecasts. For the year ended December 31, 2013, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than its carrying amounts. However, this conclusion is most sensitive to the review of the net cash flow projections for each of the two asset categories that comprise our indefinite-lived intangible assets. One of the two asset categories is comprised of holiday-themed character rights and has a carrying value of $28.6 million as of December 31, 2013. As its fair value is largely dependent on home entertainment revenues, due to the uncertainty surrounding the home entertainment market, a decline in such revenues may lead us to conclude that it is more likely than not that the fair value of the asset group is less than its carrying value. If this occurs, we would be required to determine the fair value of the asset in order to conclude whether an impairment exists.

Contributions to ODW

As part of our contribution commitments to ODW, we have committed to licensing certain of our internally developed animation technology to ODW, including preparing the software in a format that can be delivered to ODW and providing ongoing maintenance. We determined, due to the level of preparation involved, that this constitutes significant modification and customization of the existing software, and accordingly, we use the percentage-of-completion method for recognition of the income associated with this contribution. This amount is classified as other operating income in our consolidated statements of operations.

Under the percentage-of-completion method, we use costs incurred to measure progress towards completion. In order to measure progress, we also estimate the aggregate costs that will be incurred to deliver the technology. In addition, we make certain estimates of the overall gross profit of the license granted. Changes in these estimates will impact the timing of income recognition, as well as the amount of gross profit margin that will ultimately be recognized. Any changes in such estimates will be recorded in the period in which the change occurs. As our investment in ODW is accounted for under the equity method of accounting, we only recognize gross profit margin to the extent that control has transferred through the equity ownership interests (i.e., we recognize only 54.55% of the gross margin, which represents the portion of ODW that we do not own).

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of restricted stock units, restricted stock and performance-based restricted stock awards is determined based on the closing market price of our common stock on the date of grant. As of December 31, 2013, the total compensation cost related to unvested equity-based awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $82.0 million. This cost will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 2.0 years. Additionally, management makes an estimate of expected forfeitures and we recognize compensation costs only for those equity awards expected to vest. We reassess our forfeiture rates, at least, on an annual basis. Changes in our forfeiture rate estimates are recorded in the period in which the change occurs.

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

Provision for Income Taxes

We account for income taxes pursuant to the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in the financial statements in the period that includes the enactment date. For example, in January 2013 the American Taxpayer Relief Act of 2012 (the "Act") was signed into law. As such, although provisions of the Act were adopted retroactively, the Company recognized the effect of the retroactive changes in its results during the three months ended March 31, 2013.

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

At the time of our separation from Old DreamWorks Studios, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (the "Tax Basis Increase"). The Tax Basis increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years if we generate sufficient taxable income. The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to the affiliate of our former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us.

Additionally, we use a single comprehensive model to address uncertainty in tax positions and apply a minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. We record reserves for uncertain tax positions based on our estimates of the amounts that are likely to be sustained under audit. In formulating such estimates, we consider the tax positions taken on our tax returns by evaluating current tax law, regulations and rulings published by taxing authorities, court decisions and recent audit results. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 3 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Part II

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

Year Ended
December 31, 2013
Net income	$55,723
Provision for income taxes	19,181
Loss from equity method investees	6,891
Increase in income tax benefit payable to former stockholder	675
Other income, net	(6,187)
Interest expense, net	57
Operating income	76,340
Income related to investment contributions	(16,145)
Amounts included in amortization of film and other inventory costs(1)	29,456
Film impairment and write-offs	20,226
Depreciation and amortization(2)	14,934
Stock-based compensation expense	18,531
Adjusted EBITDA	$143,342
____________________

(1)
Amortization of film and other inventory costs in any period includes depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. Refer to our accounting policies in the section entitled "—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization." For purposes of Adjusted EBITDA, we add back the portion of amortization of film and other inventory costs that represents amounts previously capitalized as depreciation and amortization, stock-based compensation and interest expense.

(2)	Includes amortization of intangible assets classified within costs of revenues.

Part II

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow from operating activities (in thousands):

Year Ended
December 31, 2013
Adjusted EBITDA	$143,342
Amortization and write-off of film and other inventory costs(1)	310,798
Revenue earned against deferred revenue and other advances	(95,631)
Other income, net	6,187
Interest expense, net	(57)
Gain on sale of technology project	(6,377)
Payments of income taxes and stockholder payable	(14,251)
Changes in certain operating asset and liability accounts	(317,019)
Cash flow from operating activities	$26,992

 ____________________

(1)	Represents the remaining portion of amortization and write-off of film and other inventory costs not already included in Adjusted EBITDA (refer to reconciliation of net income to Adjusted EBITDA).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

Interest Rate Risk.    We are exposed to variable interest rates when we borrow under our revolving credit facility as our interest rate (per draw) is based on either (i) the lending banks' base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. If interest rates increased, our debt service obligations on the variable rate indebtedness would increase even though the amounts borrowed remained the same, and our net loss would increase. Our revolving credit facility allows us to have outstanding borrowings of up to $400.0 million at any one time. Assuming that we have $100.0 million outstanding on our revolving credit facility for a full fiscal year, a 1.0% fluctuation in interest rates would cause our annual interest expense to increase or decrease by $1.0 million.

Foreign Currency Risk.    We are subject to foreign currency rate fluctuations because a major portion of our business, including our distributors' distribution of our films, is derived from foreign countries where a significant amount of the transactions are conducted in local currencies. Historically, because our films have generally been profitable internationally, we have benefited from a weaker U.S. dollar and have been adversely affected by a stronger U.S. dollar relative to any foreign currency. In addition, our films’ foreign currency transactions contain to some degree a natural foreign currency hedge for receipts because certain significant offsetting distribution expenses are denominated in the same local currency.

While the information provided to us by our distributors does not enable us to isolate or precisely quantify the impact of any foreign currency’s rate fluctuation on our earnings, our distributors do provide sufficient information to enable us to identify those foreign currencies to which we are primarily exposed and to make a general estimate of the impact of a percentage change in these foreign currencies on our reported earnings. During 2013, our most significant foreign currency exposures were with respect to the Euro and the British pound. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the U.S. Dollar and Euro and the U.S. Dollar and the British pound would have impacted our 2013 earnings by approximately $2.2 million and $1.1 million, respectively.

Item 8.	Financial Statements and Supplementary Data

The Index to Financial Statements and Supplemental Data is on page F-1 following the signature pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2013 did not include the internal controls of AwesomenessTV (other than certain aspects of the AwesomenessTV operations to which the Company's existing internal controls applied) because of the timing of this acquisition, which was completed on May 3, 2013. As of December 31, 2013, the portions of the AwesomenessTV operations that were not evaluated represented approximately 1% of total consolidated assets. For the period from May 3, 2013 (the date of acquisition) to December 31, 2013, AwesomenessTV represented approximately 2% of consolidated revenues.

Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2013 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

The addition of AwesomenessTV's financial systems and processes represent a change in our internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders except for the information required by Item 401(b) of Regulation S-K, which is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 26th day of February, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014
Jeffrey Katzenberg

/S/ LEWIS W. COLEMAN	President, Chief Financial Officer and Director (Principal Financial Officer)	February 26, 2014
Lewis W. Coleman

/S/ HEATHER O’CONNOR	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2014
Heather O’Connor

/S/ MELLODY HOBSON	Chairman of the Board of Directors	February 26, 2014
Mellody Hobson

	Director	February 26, 2014
Harry Brittenham

/S/ THOMAS E. FRESTON	Director	February 26, 2014
Thomas E. Freston

/S/ LUCIAN GRAINGE	Director	February 26, 2014
Lucian Grainge

/S/ JASON KILAR	Director	February 26, 2014
Jason Kilar

/S/ MICHAEL J. MONTGOMERY	Director	February 26, 2014
Michael J. Montgomery

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of DreamWorks Animation SKG, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded AwesomenessTV from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded AwesomenessTV from our audit of internal control over financial reporting. AwesomenessTV is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2014

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$95,467	$59,246
Trade accounts receivable, net of allowance for doubtful accounts (see Note 9 for related party amounts)	131,244	109,102
Receivables from distributors, net of allowance for doubtful accounts (see Note 9 for related party amounts)	282,726	266,185
Film and other inventory costs, net	943,486	820,482
Prepaid expenses	20,555	18,593
Other assets	23,385	14,869
Investments in unconsolidated entities	38,542	9,782
Property, plant and equipment, net of accumulated depreciation and amortization	186,670	188,986
Deferred taxes, net	221,920	238,007
Intangible assets, net of accumulated amortization	150,511	148,234
Goodwill	179,722	71,406
Total assets	$2,274,228	$1,944,892
Liabilities and Equity
Liabilities:
Accounts payable	$5,807	$6,611
Accrued liabilities	263,668	123,886
Payable to former stockholder	262,309	277,632
Deferred revenue and other advances	36,425	25,517
Revolving credit facility	—	165,000
Senior unsecured notes	300,000	—
Total liabilities	868,209	598,646
Commitments and contingencies (Note 15)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 104,155,993 and 102,687,323 shares issued, as of December 31, 2013 and 2012, respectively	1,042	1,027
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of December 31, 2013 and 2012	78	78
Additional paid-in capital	1,100,101	1,057,452
Accumulated other comprehensive (loss) income	(600)	313
Retained earnings	1,072,398	1,017,314
Less: Class A Treasury common stock, at cost, 27,439,119 and 25,661,817 shares, as of December 31, 2013 and 2012, respectively	(768,224)	(730,568)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,404,795	1,345,616
Non-controlling interests	1,224	630
Total equity	1,406,019	1,346,246
Total liabilities and equity	$2,274,228	$1,944,892

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Revenues (see Note 9 for related party amounts)	$706,916	$749,842	$706,023
Costs of revenues	449,803	678,672	480,747
Gross profit	257,113	71,170	225,276
Product development	3,347	4,891	2,864
Selling, general and administrative expenses	192,135	131,242	112,554
Other operating income (see Note 9 for related party amounts)	(14,709)	—	—
Operating income (loss)	76,340	(64,963)	109,858

Non-operating income (expense):
Interest (expense) income, net	(57)	481	643
Other income, net	6,187	8,280	7,150
(Increase) decrease in income tax benefit payable to former stockholder	(675)	2,565	5,522
Income (loss) before loss from equity method investees and income taxes	81,795	(53,637)	123,173

Loss from equity method investees	6,891	—	—
Income (loss) before income taxes	74,904	(53,637)	123,173
Provision (benefit) for income taxes	19,181	(17,215)	36,372
Net income (loss)	55,723	(36,422)	86,801
Less: Net income attributable to non-controlling interests	639	—	—
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$55,084	$(36,422)	$86,801

Net income (loss) per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net income (loss) per share	$0.66	$(0.43)	$1.04
Diluted net income (loss) per share	$0.65	$(0.43)	$1.02
Shares used in computing net income (loss) per share
Basic	83,994	84,228	83,667
Diluted	85,293	84,228	84,772

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$55,723	$(36,422)	$86,801
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains	(913)	1,354	(1,052)
Comprehensive income (loss)	54,810	(35,068)	85,749
Less: Comprehensive income attributable to non-controlling interests	639	—	—
Comprehensive income (loss) attributable to DreamWorks Animation SKG, Inc.	$54,171	$(35,068)	$85,749

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Class A Treasury Common Stock		Total DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2010	108,276	$1,083	$979,177	$11	$966,935	23,834	$(688,324)	$1,258,882	$—	$1,258,882
Issuance of shares for stock option exercises and vesting of restricted shares	896	8	—	—	—	—	—	8	—	8
Stock-based compensation	—	—	47,129	—	—	—	—	47,129	—	47,129
Tax shortfall from employee equity awards	—	—	(2,901)	—	—	—	—	(2,901)	—	(2,901)
Purchase of treasury shares	—	—	—	—	—	1,306	(32,171)	(32,171)	—	(32,171)
Foreign currency translation adjustments	—	—	—	(1,052)	—	—	—	(1,052)	—	(1,052)
Net income	—	—	—	—	86,801	—	—	86,801	—	86,801
Balance at December 31, 2011	109,172	$1,091	$1,023,405	$(1,041)	$1,053,736	25,140	$(720,495)	$1,356,696	$—	$1,356,696
Issuance of shares for stock option exercises and vesting of restricted shares	1,354	14	26	—	—	—	—	40	—	40
Stock-based compensation	—	—	35,769	—	—	—	—	35,769	—	35,769
Tax shortfall from employee equity awards	—	—	(1,748)	—	—	—	—	(1,748)	—	(1,748)
Purchase of treasury shares	—	—	—	—	—	522	(10,073)	(10,073)	—	(10,073)
Acquisition of Classic Media	—	—	—	—	—	—	—	—	630	630
Foreign currency translation adjustments	—	—	—	1,354	—	—	—	1,354	—	1,354
Net loss	—	—	—	—	(36,422)	—	—	(36,422)	—	(36,422)
Balance at December 31, 2012	110,526	$1,105	$1,057,452	$313	$1,017,314	25,662	$(730,568)	$1,345,616	$630	$1,346,246
Issuance of shares for stock option exercises and vesting of restricted shares	1,469	15	6,868	—	—	—	—	6,883	—	6,883
Stock-based compensation	—	—	35,781	—	—	—	—	35,781	—	35,781
Purchase of treasury shares	—	—	—	—	—	1,777	(37,656)	(37,656)	—	(37,656)
Foreign currency translation adjustments	—	—	—	(913)	—	—	—	(913)	—	(913)
Distributions to non-controlling interest holder	—	—	—	—	—	—	—	—	(45)	(45)
Net income	—	—	—	—	55,084	—	—	55,084	639	55,723
Balance at December 31, 2013	111,995	$1,120	$1,100,101	$(600)	$1,072,398	27,439	$(768,224)	$1,404,795	$1,224	$1,406,019

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities
Net income (loss)	$55,723	$(36,422)	$86,801
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and write-off of film and other inventory costs(1)	360,480	567,936	388,169
Amortization of intangible assets	10,475	2,189	—
Stock-based compensation expense	18,531	17,044	28,301
Amortization of deferred financing costs	338	651	288
Depreciation and amortization	4,459	4,158	3,304
Revenue earned against deferred revenue and other advances	(95,631)	(74,197)	(85,855)
Income related to investment contributions	(16,145)	—	—
Gain on sale of a technology project	(6,377)	—	—
Loss from equity method investees	6,891	—	—
Deferred taxes, net	20,394	(18,408)	44,749
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(26,094)	(28,502)	(26,360)
Receivables from distributors	(17,430)	(35,105)	27,982
Film and other inventory costs	(440,416)	(449,974)	(454,704)
Intangible assets	1,021	—	—
Prepaid expenses and other assets	(8,809)	(3,305)	(2,165)
Accounts payable and accrued liabilities	46,475	5,647	(38,724)
Payable to former stockholder	(15,322)	(16,765)	(35,192)
Income taxes payable/receivable, net	449	111	(4,356)
Deferred revenue and other advances	127,980	93,339	101,264
Net cash provided by operating activities	26,992	28,397	33,502
Investing activities
Investments in unconsolidated entities	(19,451)	(3,000)	(5,000)
Proceeds from sale of a technology project	6,409	—	—
Purchase of character rights	—	(11,900)	—
Purchases of property, plant and equipment	(39,385)	(61,734)	(43,239)
Acquisitions, net of cash acquired	(32,120)	(157,550)	—
Net cash used in investing activities	(84,547)	(234,184)	(48,239)
Financing activities
Excess tax benefits from employee equity awards	—	863	103
Proceeds from stock option exercises	6,886	—	8
Deferred financing costs	(7,732)	(5,297)	(338)
Purchase of treasury stock	(37,656)	(10,035)	(32,171)
Borrowings from revolving credit facility	68,000	200,000	—
Repayments of borrowings from revolving credit facility	(233,000)	(35,000)	—
Borrowings from senior unsecured notes	300,000	—	—
Net cash provided by (used) in financing activities	96,498	150,531	(32,398)
Effect of exchange rate changes on cash and cash equivalents	(2,722)	(1,591)	(591)
Increase (decrease) in cash and cash equivalents	36,221	(56,847)	(47,726)
Cash and cash equivalents at beginning of year	59,246	116,093	163,819
Cash and cash equivalents at end of year	$95,467	$59,246	$116,093
Non-cash investing activities:
Contingent consideration portion of business acquisition purchase price	$95,000	$—	$—
Intellectual property and technology licenses granted in exchange for equity interest	13,596	1,780	—
Services provided in exchange for equity interest	2,675	—	—
Total non-cash investing activities	$111,271	$1,780	$—
Supplemental disclosure of cash flow information:
Cash refunded during the year for income taxes, net	$1,693	$27	$3,597
Cash paid during the year for interest, net of amounts capitalized	$—	$7,343	$679

(1) Included within this amount is depreciation and amortization, interest expense and stock-based compensation previously capitalized to "Film and other inventory costs" (see Note 2). During the years ended December 31, 2013, 2012 and 2011, these amounts totaled $29,456, $40,666 and $37,202, respectively.
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Business

The businesses of DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") is primarily devoted to the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets. Beginning with the Company's first feature film theatrically released in 2013, The Croods which was released theatrically in the domestic theatrical market on March 22, 2013, the Company began to derive revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of its films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), the Company has agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period. The Company continues to derive revenues from the distribution in worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., ("Viacom"), and its affiliates (collectively, "Paramount"), for films that were released on or before December 31, 2012, pursuant to a distribution agreement and fulfillment services agreement (collectively, the "Paramount Agreements"). See Note 4 for further discussion of the Fox Distribution Agreement and the Paramount Agreements. The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights.

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

During the year ended December 31, 2013, the Company reorganized its internal management structure to align with changes in how it operates the business and evaluates financial performance of individual business units. The changes in the Company's operational business structure resulted from, among other things, a growing television production business, an increased emphasis on its consumer products business and the ongoing integration of Classic Media's business into the Company's operating segments. These changes resulted in changes to the Company's operating segments, which have been determined based on the distinct nature of their operations. Each segment is a strategic business unit that offers different products and services and is managed separately. The Company's reportable segments are the following: Feature Films, Television Series and Specials and Consumer Products. Feature Films consists of the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. Television Series and Specials consists of the development, production and exploitation of television, direct-to-video and other non-theatrical content in the television, home entertainment and digital markets. Consumer Products consists of the Company's merchandising and licensing activities related to the exploitation of its intellectual property rights. Operating segments that are not separately reportable are categorized in "All Other" and include AwesomenessTV, Inc. ("ATV") and live performances. Refer to Note 20 for the Company's reportable segment disclosures.

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

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. During the year ended December 31, 2013, the Company determined that it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. As of December 31, 2013 and 2012, the Company's consolidated financial statements included the activities of the VIE, including assets of approximately $0.7 million and $9.8 million, respectively. In addition, the Company's consolidated financial statements included approximately $3.5 million and $12.5 million of revenues generated during the years ended December 31, 2013 and 2012, respectively, and operating expenses of approximately $4.3 million and $22.6 million incurred by the VIE during the years ended December 31, 2013 and 2012, respectively, which are primarily classified in costs of revenues.

The Company also determined that, as of December 31, 2013, it continued to have a variable interest in Oriental DreamWorks Holding Limited ("ODW") as ODW does not have sufficient equity to fund its operations as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement. However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 9 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2013 presentation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates made by management in the preparation of the financial statements relate to the following:

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

Trade Accounts Receivable

Trade accounts receivable primarily consists of the following: receivables from licensees of the Company's intellectual property for use in various ancillary markets, such as merchandising, theme parks and cruise ships, receivables from licensees of film catalog and television series/specials titles and receivables related to the distribution of home video product. The

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company imputes interest on receivables that are expected to be collectible during a period that exceeds 12 months and at a rate that represents the Company's best estimate of the rate at which the debtor can obtain financing of a similar nature from other sources at the date of the transaction. As of December 31, 2013 and 2012, trade accounts receivable included receivables totaling $85.7 million and $78.2 million, respectively, which were reduced by unamortized discounts totaling $8.1 million and $8.2 million, respectively. Interest rates used to impute interest ranged from 3% to 10%.

The Company routinely reviews outstanding trade accounts receivable balances to determine whether an allowance for doubtful accounts should be recorded. The Company records an allowance for doubtful accounts for receivables on a specific identification basis.

Investments

Investments associated with the Company’s non-qualified deferred compensation plan (see Note 17) are classified as available-for-sale. Such investments are recorded at fair value, based on quoted prices in active markets, and unrealized gains and losses are included in other comprehensive income (loss) until realized. For the years ended December 31, 2013, 2012 and 2011, unrealized gains and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no other-than-temporary investment losses recorded for the years ended December 31, 2013, 2012 and 2011.

Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of December 31, 2013, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of December 31, 2013, the fair value and the carrying value of the senior unsecured notes was $302.7 million and $300.0 million, respectively. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term money-market investments, which are rated AAA, with several financial institutions. Such investments, which are included in "Cash and cash equivalents" on the accompanying consolidated balance sheets, are classified as available-for-sale and reported at fair value, based on quoted prices in active markets. There were no unrealized gains or losses associated with these investments at December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the Company recorded interest income of $4.2 million, $3.8 million and $1.6 million, respectively, from these instruments.

Concentration of Credit Risk

Pursuant to the Company’s distribution and servicing arrangements, significant accounts receivable may be due from Paramount and Fox from time to time (see Note 4). As of December 31, 2013 and 2012, $191.0 million and $263.8 million, respectively, were due from Paramount. As of December 31, 2013, $73.9 million was due from Fox. Accounts receivable resulting from revenues earned in other markets are derived from sales to customers located principally in North America, Europe and Asia. As of December 31, 2013 and 2012, approximately 49% of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix, Inc. ("Netflix"). Additionally, as of December 31, 2013, approximately 31% of the Company's trade accounts receivable balance consisted of receivables due from Anderson Merchandisors ("Anderson"), a third-party distributor of home video product. The Company and its distributors perform ongoing credit evaluations of their customers and generally do not require collateral.

Investments in Unconsolidated Entities

The Company has investments in unconsolidated entities which are presented on its consolidated balance sheets (refer to Note 9). In exchange for its ownership in such entities, the Company makes investments in the form of cash and/or non-cash contributions. The Company records non-cash contributions based on the fair value of the assets contributed, or the fair value of the ownership interest received, whichever is more readily determinable.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies the cost method of accounting for investments in the common stock of unconsolidated entities when the Company does not have the ability to exercise significant influence. For investments in preferred stock, the Company applies the cost method of accounting if it concludes that the preferred stock is not in-substance common stock. The Company uses the equity method of accounting for investments in companies in which it has a 50% or less ownership interest and has the ability to exercise significant influence. Prior to recording its share of net income or losses from equity method investees, investee financial statements are converted to U.S. GAAP.

The fair value of cost method investments is not estimated if there are no indicators of impairment. As of December 31, 2013 and 2012, there were no indicators of impairment related to these investments.

Business Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting, whereby the purchase price (defined as the total consideration transferred to acquire the business) is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, expected use of the assets acquired, the expected cost to extinguish a liability, future cash flows to be generated from intellectual property and developing appropriate discount rates and market multiples. A change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. In applying the purchase method of accounting for a business acquisition, management may make adjustments to the fair value allocation, as of the acquisition date, during the measurement period (which is defined as a period of up to one year from the closing date of the acquisition) as a result of additional information obtained subsequent to the initial reporting of the acquisition. Adjustments made to the allocation of the purchase price, or adjustments made as a result of changes in estimates or assumptions, could impact the amount of assets, including goodwill and liabilities, ultimately recorded on the Company's balance sheet and could impact its operating results subsequent to such acquisition.

Refer to Note 5 for further information related to the Company's acquisitions of ATV and Classic Media.

Contingent Consideration

From time to time, the Company may enter into arrangements to acquire a business or assets that include a contingent consideration component, such as in the Company's acquisition of ATV. The fair value of contingent consideration is estimated using significant unobservable inputs as of the date of the acquisition and is recorded as part of the purchase price. Refer to Note 5 for further discussion of the contingent consideration related to the acquisition of ATV.

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

Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset, not to exceed the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Gross versus Net Revenue

Certain of the Company’s feature films, television specials and other properties are primarily distributed and marketed by third party distributors. The Company evaluates its arrangements with third parties to determine whether revenue should be reported under each individual arrangement on a gross or net basis by determining whether the Company acts as the principal or

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agent under the terms of each arrangement. To the extent that the Company acts as the principal in an arrangement, revenues are reported on a gross basis, resulting in revenues and expenses being classified in their respective financial statement line items. Conversely, to the extent that the Company acts as the agent in an arrangement, revenues are reported on a net basis, resulting in revenues being presented net of any related expenses. Determining whether the Company acts as principal or agent is based on an evaluation of which party has substantial risks and rewards of ownership under the terms of an arrangement. The most significant factors that the Company considers include identification of the primary obligor, as well as which party has general and physical inventory risk, credit risk and discretion in the supplier selection. The Company’s primary distribution arrangements, which are those for its theatrical releases, are recorded on a net basis as a result of the evaluation previously described. Revenues and costs related to the Company’s non-feature film content are typically recorded on a gross basis.

Revenue Recognition

The Company recognizes revenue from the distribution of its animated feature films when earned and reported to it by its distributors. Pursuant to the Company's distribution arrangements with Fox, Paramount and ODW, the Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after the particular distributor has retained their respective distribution fees (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and recovered all of their permissible distribution and marketing costs with respect to the Company’s films on a title-by-title basis. Fox retains a fee of 8.0% of all gross receipts and home video gross receipts, except in connection with certain pay television and video-on-demand rights and other digital distribution rights, for which the fee will be 6.0%. Paramount retains a distribution fee of 8.0% of revenues across all markets. ODW retains a fee of 8.0% of all gross receipts for the markets in which it distributes. For further discussion of the Company's primary distribution arrangements, refer to Note 4.

Additionally, because third parties are the principal distributors of the Company’s films, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from its distributors. As is typical in the film industry, the Company's distributors may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by its distributors in future periods to ensure that revenues are accurately reflected in the Company’s financial statements. To date, the distributors have not made, nor has the Company made, subsequent material adjustments to information provided by the distributors and used in the preparation of the Company’s historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by the Company's distributors.

Revenue from both free and pay television licensing agreements for the Company’s films is recognized at the later of the time the production is made available for exhibition in those markets or it is reported by its distributors.

The Company has also entered into licensing arrangements directly with third parties to digitally distribute its feature film and television series/specials content. Certain content licensed under these arrangements is subject to our distribution arrangement with Paramount, and accordingly, such revenues are recorded net of any distribution fees owed to Paramount (as previously described). However, revenues from content not subject to the Company's distribution arrangement with Paramount are recorded on a gross basis.

The Company's television series/specials are also distributed in the television markets through license arrangements. Such revenues are recorded on a gross basis as they are not typically subject to the distribution arrangements with the Company's distributors and, accordingly, the Company receives payment and records revenues directly from third parties. Television market revenue generated from television series/specials is recognized at the later of the time when the content has been delivered to and accepted by the licensee or the commencement of the license term.

Revenue from the sale of feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported by third parties, such as fulfillment service providers or distributors. Revenue from the sale of home video units for other content (such as television series/specials) is recorded on a gross basis (because we are considered the principal in the transactions) and is recognized when the criteria for revenue recognition have been met. Certain of the Company's home video distribution arrangements for its non-feature film content include non-refundable, but recoupable, minimum guarantees. Minimum guarantees that are not fully recouped are recognized as revenue

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

once the minimum guarantee period has expired and the Company is able to determine the amount of remaining revenues to be recognized. The criteria the Company evaluates to determine whether it is able to recognize revenue includes persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered and risk of inventory loss has transferred and collectibility is reasonably assured.

In addition, the Company and its distributors provide for future returns of home video product and for customer programs and sales incentives. The Company and its distributors calculates these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company’s product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, which may include 100% return rights. Although the Company and its distributors allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, because other factors, such as historical experience with similar types of sales, information received from retailers and management’s assessment of the product’s appeal based on domestic box office success and other research, are more important to the estimation process.

Revenue from merchandising and other licensing arrangements is recognized when the associated feature film or television series/special has been released and the criteria for revenue recognition have been met. The criteria that the Company uses to evaluate whether it is able to recognize revenue includes the following: persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered (including whether the license term has commenced) and collectibility is reasonably assured. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

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

As a result of one of the Company's agreements with Netflix, it is currently developing and producing original episodic content in order to fulfill its obligations under the agreement. In cases where a television series is based on characters from one of the Company's feature films, a portion of the third-party revenues generated by the new series is allocated to the feature film title from which the series originated. This revenue allocation represents a license fee charged to the television series for use of intellectual property derived from the related feature film.

Long-term, non-interest-bearing receivables arising from licensing agreements are discounted to present value. Accordingly, revenues are recorded net of such discount. Interest income is recognized from the imputation of interest in accordance with the effective interest rate method and classified as "Interest income, net" in the Company's consolidated statements of operations.

Costs of Revenues

Film and Other Inventory Costs.    The production costs of the Company’s animated feature films, television series/specials and live performances are stated at the lower of cost less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films or television products. A significant portion of the Company’s resources are dedicated to the production of its film and television product. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense on funds invested in production, if any, is capitalized into film costs until production is completed. In addition to the films and television series/specials being produced, costs of productions in development are capitalized as development film costs and are transferred to film production costs when a film or television series/special is set for production. In the event a film or television series/specials is not set for production within three years from the time the first costs are capitalized or the film or television series/specials is abandoned, all such costs are generally expensed.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Film and Other Inventory Costs Amortization.    Once a feature film, television series/special or live performance is released, capitalized production costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion that the revenue during the period for each title ("Current Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of film and other inventory costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film, television series/special or live performance for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title based on information received from its distributor or its operating partners, as well as its knowledge of the industry and historical experience. Ultimate Revenue does not include estimates of revenue that will be earned more than 10 years from a film’s initial theatrical release date. Ultimate Revenue for television series/specials does not include estimates of revenue that will be earned more than 10 years from the date of delivery of the first episode.

Estimates of Ultimate Revenue and anticipated participation and residual costs are reviewed periodically in the ordinary course of business and are revised if necessary. A change in any given period to the Ultimate Revenue for an individual title will result in an increase or decrease to the percentage of amortization of capitalized film and other inventory costs and accrued participation and residual costs relative to a previous period. Depending on the performance of a title, significant changes to future Ultimate Revenue may occur, which could result in significant changes to the amortization of the capitalized production costs.

Unamortized film, television series/specials and live performance production costs are evaluated for impairment each reporting period on a title-by-title basis to determine whether there are indicators of impairment. If there are indicators of impairment, the Company will determine the fair value of the unamortized costs for the title and the excess of the carrying value above the fair value is written off and the amount is classified as costs of revenues in the consolidated statements of operations and as amortization and write-off of film and other inventory costs in the consolidated statements of cash flows. In determining the fair value of its film and other inventory costs, the Company estimates fair value by calculating the net present value of the estimated remaining net cash flows to be generated for the title being evaluated. The Company bases these fair value measurements on unobservable inputs derived from the Company's assumptions about how market participants would price the asset. Due to the nature of these assets, market data for similar assets is not available. Key assumptions used in such fair value measurements include: (1) the discount rate applied to future cash flow streams, which is based on a risk-free rate plus a risk premium representing the risk associated with the type of property being exploited, (2) the performance in markets not yet released and (3) the number of years over which the Company estimates future net cash flows. The Company considers the sensitivity of these inputs in assessing its assumptions. See Note 6 for further information related to the impairment evaluation of film and other inventory costs. Additionally, on occasion, the Company may change the creative direction of, or abandon, one or more of the Company's films or other projects after being placed into production. As a result, amounts previously capitalized as production costs may be expensed.

Amortization of film and other inventory costs in any period includes the effects of depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. The total amount of such expenses reflected as a component of amortization of film and other inventory costs for the years ended December 31, 2013, 2012 and 2011 is presented in our statements of cash flows.

Other.    Direct costs for sales commissions to third parties for the licensing and merchandising of film characters and marketing and promotion costs and other product costs associated with the Company's live performances and certain of its television series/specials are recorded in costs of revenues and are expensed when incurred. In addition, since the close of the Company's acquisition of Classic Media, costs of revenues also include manufacturing costs related to physical inventory product sales (which also includes certain holiday-themed content based on DreamWorks Animation properties), distribution fees, participation and residual costs and amortization of intangible assets (which consists of certain character rights).

Other Operating Income

The Company classifies operating-related income or gains that are not considered revenues as other operating income in its consolidated statements of operations. Other operating income generally consists of income recognized in connection with the Company's contributions to ODW in the form of consulting and training services and the license of technology. Costs incurred to fulfill the Company's obligations related to these contributions are included in selling, general and administrative expenses in its consolidated statements of operations. Income related to the Company's contributions in the form of intellectual property licenses are included in revenues. The Company only recognizes the proportion of gains on contributions to equity method investees that is attributable to other investors' equity ownership interest in the investee.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Company's contribution commitments to ODW, it has committed to licensing certain of its internally developed animation technology to ODW, including preparing the software in a format that can be delivered to ODW and providing ongoing maintenance. The Company determined, due to the level of preparation involved, that this constitutes significant modification and customization of the existing software, and accordingly, it uses the percentage-of-completion method for recognition of the income associated with this contribution. This amount is classified as other operating income in the consolidated statements of operations. Under the percentage-of-completion method, the Company uses costs incurred to measure progress towards completion. In addition, the Company makes certain estimates of the overall gross profit of the license granted and any changes in such estimates will be recorded in the period in which the change occurs. As the Company's investment in ODW is accounted for under the equity method of accounting, it only recognizes gross profit margin to the extent that control has transferred through the equity ownership interests (i.e., only 54.55% of the gross margin is recognized, which represents the portion of ODW that the Company does not own).

During the year ended December 31, 2013, other operating income also included a gain of $6.4 million from the sale of one of the Company's technology projects.

Product Development Expense

The Company records product development costs, which primarily consist of research and development costs related to its technology initiatives. Product development costs incurred prior to reaching the application development or technological feasibility stage are expensed. Certain software development costs incurred after reaching the application development stage (in the case of internally developed software) or the technological feasibility stage (in the case of software to be sold, leased or marketed) are capitalized.

Advertising and Marketing Expenses

The costs of prints, advertising and marketing related to the exploitation of feature films are incurred by the Company’s distributors pursuant to distribution and servicing arrangements (see Note 4). Advertising and marketing expenses that are not captured under the distribution and servicing arrangements, which are those primarily associated with the Company's merchandising and promotional activities, television series/specials and live performances, are expensed as incurred by the Company. During the years ended December 31, 2013, 2012 and 2011, the Company incurred advertising and marketing expenses totaling $14.9 million, $11.3 million and $11.4 million, respectively.

Stock-Based Compensation

The Company records employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (see Note 18).

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

Provision for Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in the Company's financial statements in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating its ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the Company’s separation from the entity then known as DreamWorks L.L.C. ("Old DreamWorks Studios") in 2004, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets ("Tax Basis Increase"). This Tax Basis Increase was initially $1.61 billion, with the potential to reduce the amount of tax that the Company may pay in the future, to the extent the Company generates sufficient future taxable income, by $595.0 million. The Company is obligated to remit to the affiliate of the former stockholder 85% of any such cash savings under this "Stockholder’s Tax Agreement" in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. The effect of the Tax Basis Increase on the Company's deferred tax assets was initially recognized in equity. Subsequent remeasurements of the deferred tax assets related to the Tax Basis Increase are recorded in the Company's statements of operations.

To address uncertainty in tax positions, the Company uses a single comprehensive model that establishes the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements (referred to as unrecognized tax benefits). The Company records reserves for uncertain tax positions based on its estimates of the amounts that are likely to be sustained under audit. In formulating such estimates, the Company considers the tax positions taken on its tax returns by evaluating current tax law, regulations and rulings published by taxing authorities, court decisions and recent audit results.The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as part of the provision for income taxes.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets used in operations for impairment losses on an annual basis or when indicators of impairment are present. If the Company determines that indicators of impairment exist, the undiscounted cash flows estimated to be generated by those assets are compared to the assets’ carrying amount. If the undiscounted cash flows are less than the assets’ carrying amount, then the assets are deemed to not be recoverable from future cash flows and an impairment calculation is performed by determining the fair value of any impaired assets. The amount that an asset’s carrying value exceeds the fair value is recorded as an impairment loss. The Company has not identified any such impairment indicators or recorded any impairment losses on long-lived assets for the years ended December 31, 2013, 2012 and 2011.

Goodwill and Other Intangible Assets

The Company performs a goodwill impairment test on an annual basis, or sooner if indicators of impairment are identified. In connection with the goodwill impairment test, the Company first performs a qualitative assessment which includes reviewing factors such as market capitalization attributable to each reporting unit where goodwill is assigned, profit and margin trends and forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, the Company performs sensitivity analysis of any financial data that is included in this assessment.

As a result of changes to the Company's operating segments (as previously discussed), the Company was required to reallocate goodwill among its reporting units. Prior to the reallocation of goodwill, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting units (prior to the change in segments) that were assigned goodwill was less than their carrying amounts. As a result of the assessment, the Company concluded that it was not more likely than not that the fair value of reporting units where goodwill has been assigned was less than the reporting units' respective carrying amount, and accordingly, no impairment was recorded. The Company reallocated goodwill based on the relative fair value of each of the individual reporting units to which goodwill is attributed.

The Company performed its annual qualitative assessment as of October 1, 2013. As a result of the assessment, after taking into consideration all factors, both positive and negative in the aggregate, the Company concluded that it was not more likely than not that the fair value of reporting units where goodwill has been assigned was less than the reporting units' respective carrying amount, and accordingly, no impairment was recorded. Accordingly, no impairment was recorded during the year ended December 31, 2013. The Company's October 2012 and 2011 annual goodwill impairment tests also resulted in no impairment.

The Company has definite and indefinite-lived intangible assets, which primarily consist of character rights and programming content. At the time an acquisition, management makes estimates and assumptions as to whether each intangible asset identified has a definite life or is indefinite-lived. Character rights determined to have an indefinite life were due to the notoriety of the characters, as well as the strength and stability of the historical cash flows, which the Company believes will

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue indefinitely. Definite-lived intangible assets consisting of character rights and programming content are amortized on a basis that aligns with the best estimate of the pattern of consumption of the asset over the individual asset's estimated useful life. The straight-line basis of amortization is used when the estimated cash flows from the assets are expected to be stable over the course of the assets' lives and not prone to significant volatility. For assets where the consumption pattern may fluctuate over time, the Company uses an amortization method that is based on the ratio that current gross revenues for the asset bear to the total of current and anticipated future gross revenues. The Company's definite-lived intangible assets have assigned useful lives ranging from two to 15 years. On an annual basis, the Company reassesses whether the useful lives assigned continue to be appropriate.

In addition, indefinite-lived intangible assets are reviewed annually to determine whether it is more likely than not that the fair value of the assets (on an asset-by-asset basis) is less than its carrying amount. The Company's qualitative assessment includes an evaluation of remaining future net cash flows expected to be attributable to the intangible assets, macro-economic conditions and industry conditions. After taking into consideration all factors, both positive and negative in the aggregate, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than its carrying amounts for the years ended December 31, 2013 and 2012. The Company did not have any indefinite-lived intangible assets prior to 2012.

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

Foreign Currency

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date, except for certain investment and equity accounts which are translated at historical exchange rates. Income statement accounts are translated at average exchange rates in effect during each financial period. Foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders' equity. Foreign currency gains and losses related to intercompany transactions are classified in accumulated other comprehensive income if settlement is not planned or anticipated in the foreseeable future. Gains or losses related to intercompany transactions where settlement is anticipated, or those that result from the remeasurement of receivables and payables denominated in currencies other than the functional currency of an entity, are included in income.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company's other comprehensive income consists primarily of foreign currency translation adjustments that result from the consolidation of its foreign entities. The net income attributable to the non-controlling interests is presented in the Company’s consolidated statements of operations. There is no other comprehensive income or loss attributable to the non-controlling interests.

3.	Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standard update relating to the presentation of unrecognized tax benefits. The accounting update requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. The guidance is effective for the Company's fiscal year beginning January 1, 2014, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2014. The adoption of this guidance is expected to have an immaterial impact on the Company's consolidated financial statements.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Distribution and Servicing Arrangements

The following table summarizes certain of the key terms related to the primary distribution arrangements under which the Company's films are distributed (which is followed by further detail of each of these arrangements):

Agreement Provision	Paramount Agreements	Fox Distribution Agreement
Films Covered By Agreement	All films released theatrically prior to January 1, 2013	(i) All films released theatrically between January 1, 2013 and December 31, 2017 (ii) Previously released films if and when distribution rights become available
Territory	Worldwide	Worldwide, excluding China and in certain instances, South Korea
Minimum Film Commitment	13 pictures	None
Retained Rights	All rights not expressly granted, including derivative productions, theme park, merchandising, music and commercial tie-ins and promotions
(i) domestic television, SVOD and certain other digital rights (other than TVOD/EST/DTO)
(ii) certain international television and SVOD rights subject to pre-existing agreements
(iii) derivative productions, theme park, merchandise, music and commercial tie-ins and promotions
(iv) nonexclusive rights to sell directly to consumers through "digital storefronts"

Distribution Fee	8% of revenues
8% of revenues, except 6% of:
(i) domestic pay television (if licensed to Fox)
(ii) new international pay television agreements (i.e., those entered into after date of Fox Distribution Agreement, but excluding approved extensions of prior output agreements)
(iii) worldwide VOD and other digital distribution (excluding TVOD where packaged with physical)

Period of Distribution Rights ("Tail")	Distribution rights for each picture continue for 16 years after its initial domestic theatrical release
Distribution rights for all pictures continue until one year after initial home video release of the last theatrical release during the output term, subject to limited exception for certain approved TV licenses

Change in Control Provision	During certain periods, we could have terminated upon a change in control and payment of specified fee	Either party may terminate if we experience a "change in control"

Twentieth Century Fox. On August 18, 2012, the Company entered into the Fox Distribution Agreement with Fox, pursuant to which the Company agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs. The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services.

Under the Fox Distribution Agreement, the Company has agreed to license Fox the exclusive right to distribute, and has engaged Fox to service, in each case on a worldwide (excluding China and South Korea) basis, the following animated feature films and other audiovisual programs: (i) the Company's animated feature films that the Company elects to initially theatrically release during the five-year period beginning on January 1, 2013 (such five-year period, the "Output Term") and with respect to which the Company owns substantially all of the relevant distribution rights (each, a "Qualified Picture"), (ii) motion pictures that would be Qualified Pictures but for the fact that the Company does not own substantially all of the relevant distribution rights, which the Company must offer Fox the right to distribute and service and Fox has the option to distribute and service (each, an "Optional Picture"), (iii) the Company's animated feature films that were theatrically released by the Company prior to January 1, 2013 if and when such films cease being subject to third-party distribution rights at any point during the Output Term (each, an "Existing Picture"), (iv) as determined by the Company in its sole discretion, subject to certain exceptions, audiovisual programs the Company acquired as part of the Classic Media acquisition (each, a "Classic Media Picture") and (v) as determined by the Company in its sole discretion, subject to certain exceptions, other audiovisual programs produced or acquired by the Company that are not Qualified Pictures, Optional Pictures, Classic Media Pictures, Existing Pictures or live-action or hybrid feature-length theatrical motion pictures (each, an "Other Picture"). Each motion picture with respect to which rights are licensed to (and serviced by) Fox under the Fox Distribution Agreement is herein called a "Licensed Picture."

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Paramount.    Pursuant to the Paramount Agreements, the Company granted Paramount and its affiliates the right to distribute its feature films in theatrical, home entertainment and television markets on a worldwide basis. The Company's feature film Rise of the Guardians, which was released in November 2012, was the last film released in theaters pursuant to the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Paramount Agreements. The Company’s films distributed by Paramount will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that the Company has pre-approved. For the Company's animated feature films that Paramount has the license to distribute, Paramount has the right to continue to exploit such titles for 16 years from the film's initial general theatrical release.

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

In addition, under the Paramount Agreements, Paramount was obligated to pay the Company an annual cost reimbursement (during each of the years ended December 31, 2012 and 2011, this amount was $7.0 million per year). The Company recognized a portion of the aggregate of each years’ cost reimbursements as revenue upon the release of each film. These annual cost reimbursements are independent from Paramount’s right to recoup its distribution and marketing costs for each film and, as a result, were recorded as revenue by the Company without regard to Paramount’s recoupment position.

Other.    Beginning with The Croods, the Company's films are distributed in China and South Korea territories by distinct distributors. The terms of the Company's distribution arrangements with its China and South Korean distributors are materially similar to those with Fox. The Company's distribution partner in China is ODW, which is a related party. The Company holds a 45.45% equity interest in ODW. See Note 9 for further information regarding the Company's accounting for its investment in ODW.

5.	Acquisitions

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

For the year ended December 31, 2013, the Company incurred approximately $0.5 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the transaction. The transaction costs are included in selling, general and administrative expenses on the Company's consolidated statements of operations and were recognized separately from the purchase price of the ATV transaction. The Company's consolidated financial statements for the year ended December 31, 2013 included revenues of $11.4 million and net loss of $2.0 million attributable to ATV's operations following the ATV Closing Date.

Contingent Consideration

Pursuant to the Merger Agreement, the Company may be required to make future cash payments to ATV's former shareholders as part of the total purchase price to acquire ATV. The contingent consideration is based on whether ATV increases its adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") over an adjusted EBITDA threshold, over a two-year period. Adjustments to EBITDA for purposes of determining the contingent consideration earned include, but are not limited to: ATV's employee bonus plan, non-cash gains and losses (such as those related to foreign currency accounting and reversals of prior year accruals) and changes in the fair value of contingent payment liabilities resulting from the acquisition of ATV. The Company estimates the fair value of contingent consideration using a Monte-Carlo simulation model and bases the fair value on the estimated risk-adjusted cost of capital of ATV's adjusted EBITDA following integration into the Company. The estimate of the liability may fluctuate if there are changes in the forecast of ATV's future earnings or as a result of actual earnings levels achieved. Any changes in estimate of the contingent consideration liability will be reflected in the Company's results of operations in the period that the change occurs and classified in selling, general and administrative expenses.

The estimated fair value of the contingent consideration arrangement at the acquisition date was $95.0 million. The key assumptions in applying the income approach were as follows: an 8.5% discount rate, volatility of 32.6% and a probability adjusted earnings measure for ATV of $25.0 million for 2014, and $41.0 million for 2015. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% or a volatility rate of 20.0% would change the estimated fair value of the contingent consideration to $90.5 million and

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$103.5 million, respectively. Under the Merger Agreement, the maximum contingent consideration that may be earned is $117.0 million. The estimate of contingent consideration liability increased to $96.5 million as of December 31, 2013 in comparison to the amount recorded as of the ATV Closing Date primarily due to the passage of time, timing of cash flows and changes in the Company's credit risk adjusted rate used to discount obligations to present value. As of December 31, 2013, the discount rate and volatility applied were 18.0% and 32.9%, respectively. Using a discount rate of 15.0% or a volatility of 20.0% would change the estimated fair value of the contingent consideration to $98.0 million and $103.0 million, respectively. The change in estimate was recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the non-controlling interest was determined based on JWP's interest in the present value of the estimated future cash flows of Bullwinkle Studios.

Pro Forma Financial Information

The following table presents (in thousands, except per share data) pro forma results of the Company, as though ATV and Classic Media had been acquired as of January 1, 2012 and 2011, respectively (the beginning of the comparable prior annual reporting period based on the period in which the acquisition occurred). These pro forma results do not necessarily represent what would have occurred if the ATV and Classic Media transactions had taken place on January 1, 2012 and 2011, respectively, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and ATV and Classic Media prior to each of their acquisitions, with adjustments directly attributable to the acquisition. The pro forma results include decreases to tax expense assuming ATV was part of the Company in the amount of $1.3 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively. The pro forma results also include increases to amortization expense related to the fair value of the intangible assets acquired, assuming ATV was part of the Company, amounting to $3.9 million and $11.8 million for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2012 and 2011, the pro forma results include increases (decreases) to tax expense assuming Classic Media was part of the Company in the amount of $(4.4) million and $1.1 million, respectively. The pro forma results also include increases to amortization expense related to the fair value of the intangible assets acquired, assuming Classic Media was part of the Company, amounting to $2.9 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively. Lastly, the pro forma results also include the net impact of the extinguishment of Classic Media's debt in connection with the transaction, as well as amounts borrowed under the Company's line of credit to fund the acquisition, which caused the pro forma net income to decrease in the amount of $2.5 million and $2.8 million for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011
	(unaudited)
Revenues	$707,738	$787,929	$788,119
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$51,526	$(49,778)	$92,872
Basic net income (loss) per share	$0.61	$(0.59)	$1.11
Diluted net income (loss) per share	$0.60	$(0.59)	$1.10

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Film and Other Inventory Costs

Film, television, live performance and other inventory costs consist of the following (in thousands):

	December 31,
	2013	2012
In release, net of amortization:
Feature films	$285,238	$269,527
Television series and specials	58,631	35,703
Completed, not released:
Television series and specials(1)	—	13,183
In production:
Feature films	474,609	406,468
Television series and specials	15,332	10,373
In development:
Feature films	75,498	43,125
Television series and specials	1,500	890
Product inventory and other(2)	32,678	41,213
Total film, television, live performance and other inventory costs, net	$943,486	$820,482
_______________

(1)
As of December 31, 2012, consists of a Valentine's Day-themed television special (based on characters from the Company's feature film Madagascar) that was released into the home entertainment market during the three months ended March 31, 2013.

(2)
This category includes $24.8 million and $37.0 million of capitalized live performance costs at December 31, 2013 and 2012, respectively. In addition, as of December 31, 2013 and 2012, this category includes $7.9 million and $4.2 million, respectively, of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution in the home entertainment market.

The Company anticipates that approximately 45% and 79% of the above “in release” film and other inventory costs as of December 31, 2013 will be amortized over the next 12 months and three years, respectively.

At the end of December 2012, the Company made a decision to change the creative direction of one of its films that was previously set for production. As a result of this decision, the Company recorded a write-off of capitalized production costs in the amount of $47.6 million during the quarter ended December 31, 2012. Additionally, during the year ended December 31, 2012, the Company recorded a write-off of capitalized development costs totaling $20.3 million as a result of its decision to change its future film slate. These charges were recorded as costs of revenues in the Company's statements of operations.

The Company evaluates its film and other inventory costs to determine whether the unamortized capitalized costs of any titles have a fair value that is less than its carrying value. Refer to Note 2 for a description of the Company's accounting policy related to evaluating film and other inventory costs for impairment. During the years ended December 31, 2013 and 2012, the Company performed fair value analysis to determine whether the unamortized film inventory costs for certain of its titles were impaired as a result of the lower-than-expected performance of the titles. Key assumptions used in the fair value measurements were discount rates ranging from 7% to 11% and estimated remaining cash flows over a period of approximately 10 years. As a result of the analysis, during the years ended December 31, 2013 and 2012, the Company recorded impairment charges totaling $20.2 million (of which $13.5 million related to Turbo) and $89.3 million (of which $86.9 million related to Rise of the Guardians), respectively, resulting in remaining carrying value totaling $102.3 million and $71.0 million as of December 31, 2013 and 2012, respectively. A change in the discount rate of 1.0% would change the fair value measurements by $1.7 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively. No impairment charges were recorded on film and other inventory costs during the year ended December 31, 2011.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Gross	Accumulated Depreciation and Amortization	Net
As of December 31, 2013:
Land, buildings and improvements	$214,922	$(70,357)	$144,565
Furniture and equipment	30,918	(17,285)	13,633
Computer hardware and software	99,499	(76,610)	22,889
Construction in progress	5,583	—	5,583
Total property, plant and equipment	$350,922	$(164,252)	$186,670

As of December 31, 2012:
Land, buildings and improvements	$210,399	$(60,533)	$149,866
Furniture and equipment	25,351	(16,291)	9,060
Computer hardware and software	86,015	(60,241)	25,774
Construction in progress	4,286	—	4,286
Total property, plant and equipment	$326,051	$(137,065)	$188,986

For the years ended December 31, 2013, 2012 and 2011, the Company recorded depreciation and amortization expense (other than film amortization) of $29.8 million, $29.1 million and $25.0 million, respectively, of which $25.5 million, $25.8 million and $22.0 million, respectively, was capitalized as film production costs.

8.	Intangible Assets

As of December 31, 2013 and 2012, intangible assets included $49.5 million of indefinite-lived intangible assets. In addition, intangible assets were comprised of definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of December 31, 2013:
Character rights	13.9	$99,000	$(8,663)	$1,754	$92,091
Programming content	2.0	11,200	(3,733)	—	7,467
Trademarks and trade names	10.0	1,200	(80)	—	1,120
Other intangibles	2.0	500	(167)	—	333
Total		$111,900	$(12,643)	$1,754	$101,011

As of December 31, 2012:
Character rights	14.0	$100,027	$(2,189)	$908	$98,746

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets for the years ended December 31, 2013 and 2012 was $10.5 million and $2.2 million, respectively. The Company expects to record amortization over the next five years as follows (in thousands):

2014	$12,610
2015	8,803
2016	7,038
2017	8,311
2018	8,827
Total	$45,589

9.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	December 31,
	December 31, 2013	2013	2012
Oriental DreamWorks Holding Limited	45.45%	$16,389	$—
All Other	30%-50%	3,140	—
Total equity method investments		19,529	—

Total cost method investments		19,013	9,782
Total investments in unconsolidated entities		$38,542	$9,782

Under the equity method of accounting, the carrying value of an investment is adjusted for the Company's proportionate share of the investees' earnings and losses (adjusted for the amortization of any differences in the basis of the Company's investment in ODW compared to the Company's share of venture-level equity), as well as contributions to and distributions from the investee. The Company classifies its share of income or loss from investments accounted for under the equity method as income/loss from equity method investees in its consolidated statements of operations. Loss from equity method investees consist of the following (in thousands):

December 31, 2013
Oriental DreamWorks Holding Limited(1)	$5,352
All Other	1,539
Loss from equity method investees	$6,891

____________________

(1)
The Company is recording its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from April 3, 2013 (ODW Closing Date) to November 30, 2013.

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $5.7 million was funded at the ODW Closing Date, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $23.0 million had been satisfied as of December 31, 2013). Such non-cash contributions

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the year ended December 31, 2013, the Company's consolidated statements of operations included $7.8 million of revenues and $8.1 million of other operating income recognized in connection with non-cash contributions made to ODW.

As of December 31, 2013, the Company's remaining contributions consisted of the following: (i) $44.3 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects (the specific projects of which have not yet been identified), (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $7.6 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

December 31, 2013
Company's venture-level equity	$46,906
Technology and intellectual property licenses(1)	(20,444)
Other(2)	(10,073)
Total ODW investment recorded	$16,389
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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China. In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on a pre-determined rate schedule which approximates the Company's actual cost of providing such services. During the year ended December 31, 2013, the Company's consolidated statements of operations included $16.3 million of revenues earned through ODW's distribution of the Company's feature films (The Croods and Turbo). As of December 31, 2013, the Company's consolidated balance sheets included the following receivables: $3.8 million classified as a component of trade accounts receivable and $16.7 million classified as a component of receivables from distributors.

10.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Employee compensation	$65,625	$34,513
Participations and residuals	50,690	46,201
Contingent consideration(1)	97,545	—
Interest payable	7,849	174
Deferred rent	8,114	6,063
Other accrued liabilities	33,845	36,935
Total accrued liabilities	$263,668	$123,886

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

____________________

(1)
As of December 31, 2013, primarily represents the Company's estimate of the amount of contingent consideration payable in connection with the acquisition of ATV (refer to Note 5 for further information).

The Company estimates that, in 2014, it will pay approximately $28.1 million of its participation and residual costs accrued as of December 31, 2013.

11.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2013 and 2012 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the years ended December 31, 2013, 2012 and 2011 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2013	2012	2013	2012	2011
Home Box Office Inc. Advance(1)	$1,902	$—	$36,121	$30,000	$45,000
Deferred Revenue	13,502	16,547	28,083	21,971	7,174
Strategic Alliance/Development Advances(2)	1,667	1,667	31,622	26,200	26,200
Other(3)	19,354	7,303	21,229	29,318	24,651
Total deferred revenue and other advances	$36,425	$25,517
_______________

(1)
The Company was a participant of an exclusive multi-picture domestic pay television license agreement originally entered into between Old DreamWorks Studios and Home Box Office, Inc. (“HBO”), pursuant to which the Company received advances against license fees payable for future film product. The agreement expired at the end of 2012. Accordingly, the last feature film subject to this agreement is Rise of the Guardians, which was released in the pay television market during the year ended December 31, 2013.

(2)
The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreements, the Company makes purchases of the technology companies’ equipment. During the years ended December 31, 2013, 2012 and 2011, of the total amounts earned against the “Strategic Alliance/Development Advances,” $17.7 million, $14.3 million and $14.5 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the years ended December 31, 2013, 2012 and 2011, of the total amounts earned, $1.6 million, $2.5 million and $2.6 million, respectively, were recorded as a reduction to other assets. During the year ended December 31, 2013, $2.6 million was recorded as a reduction to prepaid expenses. During the years ended December 31, 2013, 2012 and 2011, of the total amounts earned, $1.4 million, $1.6 million and $1.5 million, respectively, were recorded as a reduction to operating expenses.

(3)	As of December 31, 2013, this category's largest components consisted of advances related to a pending asset sale and advances related to production services for a third-party.

12.	Financing Arrangements

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

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

	Balance Outstanding at				Interest Expense
	December 31,		Maturity Date	Interest Rate at December 31, 2013	Year Ended December 31,
	2013	2012			2013	2012	2011
Senior Unsecured Notes	$300,000	$—	August 2020	6.875%	$2,433	N/A	N/A
Revolving Credit Facility	$—	$165,000	August 2017	N/A	$1,423	$2,702	$669
____________________
N/A: Not applicable

Additional Financing Information

Interest Capitalized to Film Costs.    Interest cost on borrowed funds that are invested in major projects with substantial development or construction phases are capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the year ended December 31, 2013, the Company incurred interest costs totaling $13.6 million, of which $9.5 million was capitalized to film costs. No interest was capitalized during the years ended December 31, 2012 and 2011.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, the Company was in compliance with all applicable financial debt covenants.

13.	Income Taxes

The following are the domestic and foreign components of the Company's income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Domestic	$73,640	$(48,103)	$128,063
Foreign	1,264	(5,534)	(4,890)
Income (loss) before income taxes	$74,904	$(53,637)	$123,173

The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Current:
Federal	$8	$(677)	$(8,640)
State and local	(2,909)	552	(663)
Foreign	1,704	1,462	926
Total current (benefit) provision	(1,197)	1,337	(8,377)
Deferred:
Federal	27,524	(14,821)	42,981
State and local	(7,146)	(3,771)	1,768
Foreign	—	40	—
Total deferred provision (benefit)	20,378	(18,552)	44,749
Total provision (benefit) for income taxes	$19,181	$(17,215)	$36,372

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes (including the income statement line item “(Increase) decrease in income tax benefit payable to former stockholder”) to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the years ended December 31, 2013, 2012 and 2011.

	2013	2012(4)	2011(4)
Provision for income taxes (combined with increase/decrease in income tax benefit payable to former stockholder)(1):
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(2.5)	3.7	(1.1)
Export sales exclusion/manufacturers deduction(2)	(0.2)	5.6	(5.8)
Research and development credit(2)	(3.6)	—	(1.8)
Federal energy tax credit(3)	(2.2)	—	—
Executive compensation	3.4	(1.2)	—
Stock-based compensation	3.2	(1.4)	—
Transaction costs	0.3	(1.9)	—
Change in valuation allowance	(0.2)	(3.0)	1.7
Change in certain California unrecognized tax benefits(5)	(5.4)	—	—
Revaluation of deferred tax assets(6)	(2.4)	1.0	(1.4)
Return-to-provision	0.2	(0.7)	(0.4)
Other	0.7	(1.9)	—
Effective tax rate (combined with increase/decrease in income tax benefit payable to former stockholder)(1)	26.3%	35.2%	26.2%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	—	(0.2)	(0.4)
Export sales exclusion/manufacturers deduction(2)	(0.2)	(5.2)	3.0
Revaluation of deferred tax assets(6)	1.4	(0.8)	3.5
Return-to-provision	(0.7)	(0.7)	—
Other	(1.4)	2.3	(1.4)
Total change in income tax benefit payable to former stockholder(1)	(0.9)%	(4.6)%	4.7%
Effective tax rate	25.4%	30.6%	30.9%
_______________

(1)
The Company is obligated to remit to the affiliate of the former stockholder 85% of any such cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits (see Note 2).

(2)
The American Taxpayer Relief Act of 2012 (the "Act"), enacted on January 2, 2013, included extensions to many expiring corporate income tax provisions. The Act included a two-year extension of research and development credits and other federal tax incentives, which were to be retroactively applied beginning with January 1, 2012 and ending on December 31, 2013. The Company recognized the effects of the retroactive changes in its results for the three months ended March 31, 2013 (the period of enactment).

(3)	The Company's policy for accounting for investment tax credits is to recognize the income tax benefit in the year that the credit is generated.

(4)	Certain reclassifications have been made to the prior period presentation to conform to current period presentation.

(5)
In October 2013, the Company received correspondence from the California Franchise Tax Board ("FTB") indicating that its California research and development ("R&D") credits for the years under audit would be accepted as originally filed on the Company's income tax returns. As a result, the Company recognized approximately $1.3 million of previously established net unrecognized tax benefits for this period during the three months ended December 31, 2013. Additionally, during the three months ended December 31, 2013, the Company recognized approximately $2.8 million of previously established net unrecognized tax benefits for its California R&D credits related to the years 2008 through 2012.

(6)	The revaluation of deferred tax assets resulted from changes in the Company's state tax rates.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are presented below (in thousands).

	December 31,
	2013	2012(4)
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder’s Tax Agreement)	$228,975	$266,007
Stock-based compensation(1)	38,777	41,069
Accrued liabilities	8,766	13,317
Net operating loss carryover	97,926	48,735
Film development basis	29,018	25,105
Research and development credit	25,257	14,702
Other	11,820	11,122
Deferred tax assets	440,539	420,057
Less: Valuation allowance	(25,265)	(28,749)
Deferred tax assets (net of valuation allowance)	415,274	391,308
Deferred tax liabilities:
Film basis and other intangible assets (net of amortization)(2)(3)	(179,314)	(145,077)
Other	(14,040)	(8,224)
Deferred tax liabilities	(193,354)	(153,301)
Net deferred tax assets	$221,920	$238,007
_______________

(1)	Includes the portion of film inventory amortization expense attributable to stock-based compensation.

(2)	Includes capitalizable stock-based compensation.

(3)	A portion of the deferred tax liability relates to indefinite-lived intangible assets.

(4)	Certain reclassifications have been made to the prior period presentation to conform to current period presentation.

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

Income tax expense attributable to equity-based transactions is allocated to stockholders’ equity. During the year ended December 31, 2013, the Company did not record an excess tax benefit or tax shortfall from employee equity awards as a component of stockholder's equity. During the years ended December 31, 2012 and 2011, the Company recorded a tax shortfall of $1.7 million and $2.9 million, respectively, from employee equity awards in its statements of equity. Amounts that are not allocated to stockholder's equity are recorded as a component of provision for income taxes.

Federal and state net operating loss carryforwards totaled $197.7 million and $39.4 million, respectively, as of December 31, 2013 and will begin to expire in 2019 and 2015, respectively. As prescribed by the tax laws, the utilization of certain of these federal and state net operating loss carryforwards may be subject to annual limitations. Federal R&D and energy tax credits totaled $15.9 million as of December 31, 2013 and will begin to expire in 2029. State R&D tax credits totaled $24.8 million as of December 31, 2013 and do not expire. Federal tax credits for foreign taxes paid totaled $6.6 million as of December 31, 2013 and will begin to expire in 2019. Foreign net operating loss carryforwards totaled $137.4 million as of December 31, 2013 and do not expire.

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the IRS, and all subsequent tax years remain open to audit. The Company's California state tax returns for all

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years subsequent to 2007 remain open to audit. The Company's India income tax returns are currently under examination for the tax years ended March 31, 2010 through 2012.

A tabular reconciliation of the balance of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2013, 2012 and 2011, is presented below (in thousands):

	Accrued Income Taxes	Payable to Former Stockholder	Total
Balance at December 31, 2010	$8,470	$(537)	$7,933
Increases related to prior year tax positions	10,765	2,968	13,733
Decreases related to prior year tax positions	(3,358)	(1,956)	(5,314)
Increases related to current year positions	2,432	125	2,557
Decreases related to current year positions	(191)	—	(191)
Balance at December 31, 2011	$18,118	$600	$18,718
Increases related to prior year tax positions	2,493	—	2,493
Decreases related to prior year tax positions	(197)	(9)	(206)
Increases related to current year positions	1,646	96	1,742
Decreases related to current year positions	(7)	—	(7)
Balance at December 31, 2012	$22,053	$687	$22,740
Increases related to prior year tax positions	717	—	717
Decreases related to prior year tax positions	(7,666)	(7)	(7,673)
Decreases related to settlements	(2,015)	—	(2,015)
Increases related to current year positions	1,138	100	1,238
Decreases related to current year positions	(312)	—	(312)
Balance at December 31, 2013(1)	$13,915	$780	$14,695
_______________

(1)	The total amount of unrecognized tax benefits as of December 31, 2013 that, if realized, would affect the Company’s effective tax rate is $14.1 million.

Any changes to unrecognized tax benefits recorded as of December 31, 2013 that are reasonably possible to occur within the next 12 months are not expected to be material.

As of December 31, 2013, 2012 and 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.3 million, $1.6 million and $1.3 million, respectively. As of December 31, 2013, 2012 and 2011, the Company's payable to former stockholder included accrued interest and penalties related to unrecognized tax benefits of $0.3 million, $0.2 million and $0.1 million, respectively. During the year ended December 31, 2013, the Company did not incur any interest and penalties expense. During the years ended December 31, 2012 and 2011, the amount of expense recognized for interest and penalties was immaterial.

14.	Related Party Transactions

Arrangement with Affiliate of a Former Stockholder

The Company has an arrangement with an affiliate of a former stockholder to share tax benefits generated by the stockholder. Refer to Notes 2 and 13 for further details.

Transactions with ODW

During the year ended December 31, 2013, the Company had various transactions with a related party, ODW. See Note 9 for further discussion related to these transactions.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG make payments to each other in connection with the licensing of music that is owned by the other company (or for which the other company serves as the music publisher). In addition, UMG serves as the music publisher for the Company's Classic Media properties (which the Company acquired in August 2012). Finally, UMG and ATV (which the Company acquired in May 2013) have recently formed joint ventures related to the music business. For the year ended December 31, 2013, revenues recognized related to the arrangements were not material. During the year ended December 31, 2013, the Company incurred expenses (which were recorded as film inventory costs) totaling $0.3 million related to these arrangements.

15.	Commitments and Contingencies

Leases. The Company has entered into various non-cancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2014 through 2021. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2013, 2012 and 2011, the Company incurred lease expense (including amounts capitalized to film inventory) of approximately $8.1 million, $9.2 million and $7.9 million, respectively.

Future minimum lease commitments are as follows (in thousands):

Operating Lease Commitments
2014	$10,398
2015	9,091
2016	8,097
2017	8,073
2018 and thereafter	28,951
Total	$64,610

Additionally, as of December 31, 2013, the Company had non-cancelable talent commitments totaling approximately $21.0 million that are payable over the next five years.

Contributions to ODW. The Company has committed to making certain contributions in connection with the formation of ODW. Refer to Note 9 for further discussion related to these commitments.

Contingent Consideration. As a result of the Company's acquisition of ATV, the Company may be obligated to make additional contingent cash payments as part of the purchase price. Refer to Note 5 for further discussion.

Legal Proceedings.    From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to the Company's feature films and other commercial activities, which could cause the Company to incur significant expenses or prevent the Company from releasing a film or other properties. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company's feature films and other properties, which may affect the Company's ability to continue to do so. Furthermore, from time to time the Company may introduce new products or services, including in areas where it currently does not operate, which could increase its exposure to litigation and claims by competitors, consumers or other intellectual property owners. Defending intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims are likely to have a material effect on its financial position, results of operations or cash flows.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Stockholders’ Equity

The Company has authorized two classes of common stock: 350.0 million shares of Class A common stock and 150.0 million shares of Class B common stock. The Class A common stock and Class B common stock each have a par value of $0.01 per share and are identical and generally vote together on all matters, except that the Class A common stock carries one vote per share, whereas the Class B common stock carries 15 votes per share. Class B common stock is convertible to an equivalent number of Class A common stock. In addition, the Company has authorized preferred stock of 100.0 million shares. To date, the Company has not issued any of its preferred stock.

Class A and Class B Common Stock Transactions

Stock Repurchase Programs. In July 2010, the Company’s Board of Directors terminated the April 2009 stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the years ended December 31, 2013 and 2011, the Company repurchased 1.3 million and 0.9 million shares of its Class A Common Stock, respectively, for $25.0 million in each respective year. During the year ended December 31, 2012, the Company did not repurchase any shares of its Class A Common Stock. As of December 31, 2013, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

Conversions of Class B Common Stock. In October 2012, 3.0 million shares of the Company's Class B common stock were converted into an equal amount of shares of the Company's Class A common stock at the request of Mr. Geffen, a significant stockholder, who owned such shares. As a result of the October 2012 conversion, Mr. Geffen ceased to be a significant stockholder in the Company. These transactions had no impact on the total amount of the Company's shares outstanding.

17.	Employee Benefit Plans

401(k) Plan

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") under provisions of Section 401(k) of the Internal Revenue Code ("IRC"). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 401(k) Plan. For most employees, the maximum contribution for the Company’s match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Section 415 of the IRC. The amount of the Company’s contributions, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $2.8 million, $2.4 million and $2.1 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

Multi-employer Pension Plan

The Company participates in a multi-employer pension plan for employees covered by collective bargaining agreements. The majority of such employees are in the Motion Picture Industry Pension Plan (Employer Identification Number 95-1810805 Plan Number 001). The Company's collective bargaining agreements with unions associated with this plan expire on July 31, 2015. As of December 31, 2012 (the most recent date available), the plan was 82% funded. During the years ended December 31, 2013, 2012 and 2011, the Company contributed $2.3 million, $2.7 million and $2.6 million, respectively, to the pension plan.

Deferred Compensation Plan

Effective July 2007, the Company adopted the Special Deferral Election Plan (the "Plan"), a non-qualified deferred compensation plan. The Plan is available for selected employees of the Company and its subsidiaries. For the years ended December 31, 2013, 2012 and 2011, the activity associated with the Plan was not material.

18.	Stock-Based Compensation

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Both Omnibus Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units and other stock-based equity awards to the Company’s employees, directors and consultants. Pursuant to an amendment to the 2008 Omnibus Plan approved by the Company’s stockholders on April 21, 2011, for any restricted stock award (or similar award) granted after such date the number of shares available for future awards will be reduced by the number of instruments granted. Prior to April 21, 2011, the number of shares available for future awards was reduced by 1.6 times the number of instruments granted. Pursuant to the April 2011 amendment of the 2008 Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the 2008 Omnibus Plan is equal to the sum of (i) 12.0 million, (ii) any shares with respect to awards granted under the 2004 Omnibus Plan or the 2008 Omnibus Plan that are forfeited following the adoption date of the April 2011 amendment of the 2008 Omnibus Plan, and (iii) any shares remaining available for issuance under the 2008 Omnibus Plan as of the date of adoption of the April 2011 amendment. As of December 31, 2013, approximately 10.3 million shares were available for future grants of equity awards under the 2008 Omnibus Plan.

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the years ended December 31, 2013, 2012 and 2011, respectively, was as follows (in thousands):

	2013	2012	2011
Total stock-based compensation	$18,531	$17,044	$28,301
Tax impact(1)	(4,874)	(5,999)	(7,415)
Reduction in net income	$13,657	$11,045	$20,886
_______________

(1)
Tax impact is determined at the Company’s combined effective tax rate, which includes the income statement line item "(Increase) decrease in income tax benefit payable to former stockholder" (see Note 13).

Stock-based compensation cost capitalized as a part of film costs was $17.2 million, $18.7 million and $18.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recognizes compensation costs for equity awards granted to its employees based on each award's grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the requisite service period. Compensation cost for certain performance-based awards is recognized using a graded expense-attribution method and is adjusted to reflect the estimated probability of vesting. The Company has granted performance-based awards where the value of the award upon vesting will vary depending on the level of performance ultimately achieved. The Company recognizes compensation cost for these awards based on the level of performance expected to be achieved. The Company will recognize the impact of any change in estimate in the period of the change.

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

Management makes estimates of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. As of December 31, 2013, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $82.0 million and will be amortized on a straight-line basis over a weighted average period of 2.0 years.

Restricted Stock Awards.    The Company issues restricted stock and restricted stock units (collectively referred to as "restricted stock awards"). The majority of the the Company's restricted stock award activity relate to restricted stock units. The following table summarizes information about restricted stock award activity under the Omnibus Plans (in thousands, except per share amounts):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2013		2012		2011
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	5,121	$22.90	4,346	$25.69	3,662	$29.84
Granted	1,602	$28.19	2,638	$20.17	2,043	$21.21
Vested	(1,199)	$24.16	(1,346)	$25.99	(949)	$30.40
Forfeited	(342)	$22.74	(517)	$24.40	(410)	$29.54
Balance at end of year	5,182	$24.26	5,121	$22.90	4,346	$25.69

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

Year of Grant	Performance- Based(1)
2013	623
2012	665
2011	455
2010	276
Total	2,019
_______________

(1)	The performance-based awards have been included herein based on the maximum number of shares that may vest.

The total intrinsic value of restricted stock awards that vested totaled $33.5 million during 2013, $26.1 million during 2012 and $18.7 million during 2011. The total fair value at grant of restricted stock awards that vested during 2013, 2012 and 2011 was $29.0 million, $35.0 million and $28.9 million, respectively.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The assumptions used in the Black-Scholes model were as follows(1):

2011
Dividend yield	—%
Expected volatility	33-39%
Risk-free interest rate	1.17-2.60%
Weighted average expected term (years)	6.25
_______________

(1)	Effective in 2012, stock options and stock appreciation rights are no longer being granted by the Company.

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

The following table summarizes information about stock option/stock appreciation rights activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2013		2012		2011
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	6,919	$29.54	7,945	$29.04	7,813	$29.21
Options granted	—	$—	—	$—	315	$26.56
Options exercised	(496)	$28.29	—	$—	(1)	$22.51
Options expired/canceled	(609)	$30.66	(1,026)	$25.66	(182)	$31.86
Balance at end of year	5,814	$29.53	6,919	$29.54	7,945	$29.04

As of December 31, 2013, there were no stock option/stock appreciation rights outstanding for which vesting is further subject to the achievement of certain performance or market-based criteria.

The weighted average grant-date fair value of options granted during the year ended December 31, 2011 was $10.28. The Company did not grant any options during the year ended December 31, 2013 and 2012. During the year ended December 31, 2013, the intrinsic value (market value on date of exercise less exercise price) of options exercised was $2.2 million and tax benefits realized from options exercised during the year totaled $0.8 million. During the year ended December 31, 2012, no options were exercised. The total intrinsic value of options exercised during 2011 was immaterial. At December 31, 2013, the aggregate intrinsic value of stock options outstanding and those exercisable was $35.0 million and $33.4 million, respectively.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2013:

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$19.29-$26.92	1,252	5.36	$24.80	1,097	$24.57
$27.06-$28.00	949	0.87	$27.96	949	$27.96
$28.10-$32.31	2,656	4.25	$30.18	2,630	$30.19
$32.86-$37.51	920	6.01	$35.27	727	$35.26
$37.58-$39.71	25	6.28	$39.69	19	$39.69
$43.46-$43.46	12	6.10	$43.46	9	$43.46
Total	5,814	4.23	$29.53	5,431	$29.40

The weighted-average remaining contractual life of options that were outstanding and exercisable as of December 31, 2013 was 4.0 years.

19.	Concentrations of Risk

Concentrations of Risk by Film. A substantial portion of the Company’s revenues are derived from its feature films. Revenues (which are included in the Feature Film and Consumer Products segments) for each of the films released during the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Turbo(1)	$13,790	$—	$—
The Croods	140,345	—	—
Rise of the Guardians(2)	77,348	6,096	—
Madagascar 3	95,152	197,157	—
Puss in Boots	24,638	151,670	23,752
Kung Fu Panda 2	35,250	74,285	144,815
Megamind	25,296	10,776	82,975
Shrek Forever After	16,652	36,437	78,596
How to Train Your Dragon	16,888	37,327	66,904
Library(3)	80,915	94,415	187,912
All other(4)	180,642	141,679	121,069
Total revenues	$706,916	$749,842	$706,023
_______________

(1)
Turbo was released during the three months ended September 30, 2013. Pursuant to the terms of the Fox Distribution Agreement, because the distribution and marketing expenses incurred by Fox in the year of the film’s release exceeded that film’s gross revenues for such year, no revenue was reported to the Company directly from Fox with respect to that film in its year of release. Revenues recognized during the year ended December 31, 2013 were primarily attributable to the Chinese and South Korean theatrical markets, which are territories that are not distributed by Fox.

(2)
Rise of the Guardians was released during the three months ended December 31, 2012. Pursuant to the terms of the Paramount Agreements, because the distribution and marketing expenses incurred by Paramount in the year of the film’s release exceeded that film’s gross revenues for such year, no revenue was reported to the Company directly from Paramount with respect to that film in its year of release. Revenues recognized during the year ended December 31, 2012 were primarily attributable to the Company’s licensing arrangements.

(3)	Library, in each respective year, includes feature film titles not separately listed.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
For each period shown, "All other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "All other" are those generated from multi-property licenses of the Company's characters (such as for use at theme parks, hotels or cruise ships), television series/specials, direct-to-video product, licensing of Classic Media properties, live performances and ATV.

Concentrations of Credit Risk.    A substantial portion of the Company’s revenue is derived directly from the Company's third-party distributors, Paramount and Fox. Paramount represented 49.1%, 76.1% and 77.2% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Fox represented approximately 19.0% for the year ended December 31, 2013.

Collective Bargaining Agreements.    As of December 31, 2013, approximately 34% of the Company’s employees were primarily represented under three industry-wide collective bargaining agreements to which the Company is a party. The majority of these employees are represented by agreements that will not expire in the next 12 months.

20.	Segment and Geographic Information

During the year ended December 31, 2013, the Company reorganized its internal management structure to align with changes in how it operates the business and evaluates financial performance of individual business units. As a result, there were changes to its operating segments and the Company has revised its segment information for prior periods to conform to the current presentation. The Company's three reportable segments are as follows: (i) Feature Films, (ii) Television Series and Specials and (iii) Consumer Products. Refer to Note 1 for a description of each of the Company's reportable segments.

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

	Year Ended December 31,
	2013	2012	2011
Revenues
Feature Films	$500,208	$582,759	$551,441
Television Series and Specials	105,950	75,365	73,955
Consumer Products	67,256	48,674	43,094
All Other	33,502	43,044	37,533
Total revenues	$706,916	$749,842	$706,023

Gross profit(1)
Feature Films	$203,362	$68,739	$214,783
Television Series and Specials	23,119	12,221	9,256
Consumer Products	28,323	17,270	9,979
All Other(2)	2,309	(27,060)	(8,742)
Total gross profit	$257,113	$71,170	$225,276
____________________

(1)
The Company defines segment profit as segment revenues less segment costs of revenues ("segment gross profit"). The Company's segment gross profit is equivalent to total gross profit as presented on the consolidated statements of operations, which includes a reconciliation to consolidated income (loss) before income taxes.

(2)	During the years ended December 31, 2012 and 2011, All Other consisted primarily of the Company's live performance productions, which are no longer of significance.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents goodwill for each of the Company's new reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	All Other	Total
Balance as of December 31, 2011	$24,635	$3,422	$6,159	$—	$34,216
Acquisition of Classic Media	26,777	3,719	6,694	—	37,190
Balance as of December 31, 2012	51,412	7,141	12,853	—	71,406
Acquisition of ATV	—	—	—	118,617	118,617
Measurement period adjustments related to the acquisition of Classic Media	(7,417)	(1,030)	(1,854)	—	(10,301)
Balance as of December 31, 2013	$43,995	$6,111	$10,999	$118,617	$179,722

Revenues attributable to foreign countries were approximately $383.8 million, $392.2 million and $356.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Long-lived assets located in foreign countries were not material.

21.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$55,084	$(36,422)	$86,801
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,104	84,338	83,769
Less: Unvested restricted stock	(110)	(110)	(102)
Denominator for basic calculation	83,994	84,228	83,667
Weighted average effects of dilutive stock-based compensation awards:
Employee stock options and stock appreciation rights	87	—	2
Restricted stock awards	1,212	—	1,103
Denominator for diluted calculation	85,293	84,228	84,772
Net income (loss) per share—basic	$0.66	$(0.43)	$1.04
Net income (loss) per share—diluted	$0.65	$(0.43)	$1.02

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	2013	2012(1)	2011
Options to purchase shares of common stock and restricted stock awards	1,744	3,084	2,531
Stock appreciation rights	4,030	5,199	5,496
Total	5,774	8,283	8,027

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

____________________

(1)	Due to the Company's loss for the year ended December 31, 2012, all potential common stock equivalents are anti-dilutive.

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares (for years where the Company had net income) as the required market and/or performance conditions had not been met as of the end of each of the respective years:

	2013	2012	2011
Options to purchase shares of common stock and restricted stock awards	763	701	816
Stock appreciation rights	—	—	800
Total	763	701	1,616

22.	Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management, include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2013
Revenues	$134,648	$213,436	$154,549	$204,283
Gross profit	49,127	80,160	62,852	64,974	(1)
Income before provision for income taxes	6,532	32,366	16,998	19,008
Net income	6,114	22,248	10,079	17,282	(1)
Net income attributable to DreamWorks Animation SKG, Inc.	5,577	22,253	10,064	17,190	(1)
Basic net income per share	$0.07	$0.27	$0.12	$0.20
Diluted net income per share	$0.07	$0.26	$0.12	$0.20
2012
Revenues	$136,084	$162,803	$186,298	$264,657
Gross profit (loss)	39,584	48,556	72,337	(89,307)	(1)
Income (loss) before provision (benefit) for income taxes	14,178	18,625	38,695	(125,135)
Net income (loss)	9,074	12,772	24,440	(82,708)	(1)
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	9,074	12,772	24,440	(82,708)	(1)
Basic net income (loss) per share	$0.11	$0.15	$0.29	$(0.98)
Diluted net income (loss) per share	$0.11	$0.15	$0.29	$(0.98)
____________________

(1)
During the quarters ended December 31, 2013 and 2012, the Company recorded impairment charges and write-downs of film and other inventory costs totaling $20.2 million and $157.2 million, respectively (See Note 6).

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2013, 2012 and 2011 (in thousands):

	Balance at Beginning of Year	Charged to Operations(1)	Deductions(2)	Balance at End of Year
Trade accounts receivable and Receivables from distributors
Allowance for doubtful accounts
2013	$2,581	$3,465	$—	$6,046
2012	$2,518	$63	$—	$2,581
2011	$3,003	$831	$(1,316)	$2,518
Sales returns reserves
2013	$13,064	$31,797	$(21,559)	$23,302
2012	$—	$13,896	$(832)	$13,064

	Balance at Beginning of Year	Increases (Decreases) to Valuation Allowance	Charged to Operations	Balance at End of Year
Deferred tax assets
Valuation allowance
2013	$28,749	$(3,342)	$(142)	$25,265
2012(3)	$2,142	$24,948	$1,659	$28,749
2011	$2,055	$(2,055)	$2,142	$2,142
_______________

(1)
Sales returns reserves are charged against revenues and are related to the distribution of non-theatrical content and direct-to-video product. The Company did not have such activity (which also now includes activity related to DreamWorks Animation properties) prior to the acquisition of Classic Media on August 29, 2012.

(2)	For Allowance for doubtful accounts, represents reductions to the allowance for bad debt write-offs. For Sales returns reserves, represents reductions to the reserve for actual returns.

(3)	The increase in the valuation allowance was primarily related to foreign deferred tax assets assumed in connection with the Classic Media acquisition.

24.	Restructuring Charges

During the three months ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. As a result, during the year ended December 31, 2012, the Company recorded a liability for non-retirement postemployment benefit charges totaling $4.6 million for 178 employees. These charges were recorded in costs of revenues in the Company's consolidated statements of operations. During the three months ended March 31, 2013, the Company implemented a restructuring plan to lower the cost structure, which resulted in a commitment to further reduce its workforce. As a result, the Company incurred additional restructuring charges attributable to employee-related costs (primarily related to severance and benefits) totaling $5.7 million for 106 employees for the year ended December 31, 2013. These charges were recorded in costs of revenues and selling, general and administrative expenses in the Company's consolidated statements of operations. Payments made during the year ended December 31, 2013 totaled $8.5 million (which includes the impact of accelerated vesting of certain stock-based compensation awards) related to these restructuring plans. As of December 31, 2013, $1.7 million remained accrued as a liability. The Company expects to complete its restructuring plans by June 30, 2014. The Company's restructuring plans are primarily attributable to its Feature Film reportable segment.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/2005
2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/2006
2.3	Securities Purchase Agreement dated as of July 20, 2012 by and among the Company, Boomerang Media Holdings I LLC and Boomerang Media Holdings II LLC	8-K	001-32337	2.1	7/23/2012
2.4	Transaction and Contribution Agreement dated as of August 7, 2012 by and among the Company, DWA International Investments, Inc., China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co, Ltd.	8-K	001-32337	2.1	8/10/2012
2.5	Amended and Restated Memorandum and Articles of Association of Oriental DreamWorks Holding Limited	8-K	001-32337	2.1	4/9/2013
2.6	Shareholders Agreement dated as of April 3, 2013 among Oriental DreamWorks Holding Limited, the Company, DWA International Investments, Inc., ODW CPE Holdings Limited, China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd.	8-K	001-32337	2.2	4/9/2013
2.7	License Agreement, dated as of April 3, 2013, among the Company, DreamWorks Animation L.L.C. and Oriental DreamWorks Holdings Limited	8-K	001-32337	2.3	4/9/2013
2.8	Agreement and Plan of Merger dated as of May 1, 2013 by and among the Company, ATV Acquisition Corp., AwesomenessTV, Inc. and Brian Robbins	8-K	001-32337	2.1	5/7/2013
3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-Q	001-32337	3.2	7/29/2008
3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/8/2005
4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/2005
4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/2005
4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/2005
4.4	Indenture, dated as of August 14, 2013, by and among DreamWorks Animation SKG, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.875% Senior Notes due 2020 of DreamWorks Animation SKG, Inc.	8-K	001-32337	4.1	8/14/2013
10.1*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/2005
10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.3	Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/2005
10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/2005
10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/2005
10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/2005
10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/2005
10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/2006
10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/2005
10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/2005
10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/2005
10.12*	Amended and Restated Employment Agreement, dated as of October 24, 2012, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.1	10/30/2012
10.13*	Amended and Restated Employment Agreement, dated as of October 19, 2011, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	8-K	001-32337	99.1	10/25/2011
10.14*	Amended and Restated Employment Agreement, dated as of October 24, 2012, between DreamWorks Animation SKG, Inc. and Ann Daly	8-K	001-32337	99.2	10/30/2012
10.15	Credit Agreement, dated August 10, 2012, among DreamWorks Animation SKG, Inc. and the lenders party thereto	8-K	001-32337	99.1	8/16/2012
10.16	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/2005
10.17	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/2006
10.18	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.19	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/2005
10.20	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/2005
10.21†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/2006
10.22†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/2006
10.23*	Amended and Restated Employment Agreement dated as of October 19, 2011 by and between DreamWorks Animation SKG, Inc. and Anne Globe	8-K	001-32337	99.2	10/25/2011
10.24*	Special Deferral Election Plan—Basic Plan Document	10-Q	001-32337	10.1	10/28/2008
10.25*	Special Deferral Election Plan—Adoption Agreement	10-Q	001-32337	10.2	10/28/2008
10.26*	Amended and Restated 2008 Omnibus Incentive Compensation Plan	10-K	001-32337	10.44	2/25/2011
10.27*	2013 Annual Incentive Plan	10-Q	001-32337	10.1	5/2/2013
10.28*	Letter Agreement dated as of July 24, 2008 by and between the Company and Roger Enrico	10-Q	001-32337	10.3	7/29/2008
10.29	Time Sharing Agreement dated as of October 16, 2008 by and between Amblin’ Films, LLC and the Company	8-K	001-32337	99.1	10/22/2008
10.30	Time Sharing Agreement dated as of February 18, 2010 by and between the Company and NPM Management, LLC	10-K	001-32337	10.56	2/23/2010
10.31*	Form of Performance Compensation Award Agreement (2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/6/2008
10.32*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.3	4/30/2008
10.33*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (Enrico) (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.6	10/29/2008
10.34*	Employment Agreement dated as of October 24, 2012 by and between the Company and Daniel Satterthwaite	10-Q	001-32337	10.5	11/1/2012
10.35	Aircraft Sublease Agreement dated as of April 22, 2009 by and between the Company and M&J K Dream, LLC	10-Q	001-32337	10.3	4/29/2009
10.36†	License Agreement effective as of January 1, 2009 by and between DreamWorks Animation LLC, DW II Management Inc. and Steven Spielberg	8-K	001-32337	99.1	8/21/2009
10.37	Amendment No. 1 to License Agreement entered into on August 19, 2010 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	8/24/2010
10.38*	Employment Agreement dated as of October 24, 2012 by and between the Company and Rich Sullivan	10-Q	001-32337	10.40	11/1/2012
10.39*	Employment Agreement dated as of October 24, 2012 by and between the Company and Andrew Chang	8-K	001-32337	99.3	10/30/2012
10.40*	Employment Agreement dated as of February 27, 2010 by and between the Company and Heather O’Connor	10-K	001-32337	10.69	2/23/2010
10.41*	DreamWorks Animation SKG, Inc. 2010 Employee Stock Purchase Plan	10-Q	001-32337	10.1	4/28/2010

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.42*	Consulting Agreement dated as of July 23, 2010 by and between the Company and The David Geffen Company	10-Q	001-32337	10.1	7/28/2010
10.43*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	8/4/2010
10.44*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	8/4/2010
10.45*	Form of Restricted Stock Unit Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/4/2010
10.46*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	11/4/2010
10.47*	Restricted Share Award Agreement dated as of October 29, 2010 by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.3	11/4/2010
10.48*	Form of Cash Incentive Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.4	11/4/2010
10.49*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.5	11/4/2010
10.50*	Cash Incentive Award Agreement dated as of October 29, 2010 by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.6	11/4/2010
10.51	Amendment No. 2 to License Agreement entered into on December 2, 2011 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/7/2011
10.52*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.58	2/29/2012
10.53*	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.59	2/29/2012
10.54*	Form of Restricted Share Award Agreement by and between the Company and Lewis Coleman (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.60	2/29/2012
10.55†	Distribution and Fulfillment Services Agreement dated as of August 18, 2012 by and among the Company, DreamWorks Animation Home Entertainment, Inc., Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, L.L.C.	10-Q	001-32337	10.7	11/1/2012
10.56*	Employment Agreement dated as of December 3, 2012 by and between the Company and Michael Francis	10-K	001-32337	10.56	2/27/2013
10.57*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.1	10/30/2013
10.58*	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.2	10/30/2013
10.59*	Letter Agreement dated as of August 5, 2013 by and between the Company and Anne Globe	8-K	001-32337	99.1	8/5/2013
10.60	First Amendment to the Credit Agreement, dated as of August 7, 2013, among DreamWorks Animation SKG, Inc., the several lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer	8-K	001-32337	4.2	8/14/2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.61*	Employment Agreement dated as of February 27, 2014 by and between the Company and Heather O’Connor					X
14	Code of Business Conduct and Ethics					X
21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.
X
_______________

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.

‡	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.