Form 10-Q
period 2014-03-31
DreamWorks Animation SKG, Inc.
filed 2014-04-30
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of April 18, 2014, there were 76,797,154 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$69,648	$95,467
Trade accounts receivable, net of allowance for doubtful accounts (see Note 7 for related party amounts)	148,922	130,744
Receivables from distributors, net of allowance for doubtful accounts (see Note 7 for related party amounts)	203,934	283,226
Film and other inventory costs, net	914,634	943,486
Prepaid expenses	20,236	20,555
Other assets	28,505	23,385
Investments in unconsolidated entities	44,290	38,542
Property, plant and equipment, net of accumulated depreciation and amortization	183,152	186,670
Deferred taxes, net	244,664	221,920
Intangible assets, net of accumulated amortization	147,605	150,511
Goodwill	179,294	179,722
Total assets	$2,184,884	$2,274,228
Liabilities and Equity
Liabilities:
Accounts payable	$5,684	$5,807
Accrued liabilities	214,861	263,668
Payable to former stockholder	263,390	262,309
Deferred revenue and other advances	29,131	36,425
Senior unsecured notes	300,000	300,000
Total liabilities	813,066	868,209
Commitments and contingencies (Note 17)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 104,279,149 and 104,155,993 shares issued, as of March 31, 2014 and December 31, 2013, respectively	1,043	1,042
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of March 31, 2014 and December 31, 2013	78	78
Additional paid-in capital	1,109,461	1,100,101
Accumulated other comprehensive loss	(468)	(600)
Retained earnings	1,029,462	1,072,398
Less: Class A Treasury common stock, at cost, 27,482,030 and 27,439,119 shares, as of March 31, 2014 and December 31, 2013, respectively	(769,502)	(768,224)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,370,074	1,404,795
Non-controlling interests	1,744	1,224
Total equity	1,371,818	1,406,019
Total liabilities and equity	$2,184,884	$2,274,228

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share amounts)
Revenues (see Note 7 for related party amounts)	$147,241	$134,648
Costs of revenues	160,689	85,521
Gross (loss) profit	(13,448)	49,127
Product development	540	963
Selling, general and administrative expenses	49,679	42,789
Other operating income (see Note 7 for related party amounts)	(1,672)	—
Operating (loss) income	(61,995)	5,375

Non-operating income (expense):
Interest (expense) income, net	(1,773)	863
Other income, net	1,218	992
Decrease (increase) in income tax benefit payable to former stockholder	927	(698)
(Loss) income before loss from equity method investees and income taxes	(61,623)	6,532

Loss from equity method investees	3,260	—
(Loss) income before income taxes	(64,883)	6,532
(Benefit) provision for income taxes	(22,467)	418
Net (loss) income	(42,416)	6,114
Less: Net income attributable to non-controlling interests	520	537
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(42,936)	$5,577

Net (loss) income per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net (loss) income per share	$(0.51)	$0.07
Diluted net (loss) income per share	$(0.51)	$0.07
Shares used in computing net (loss) income per share
Basic	84,484	84,671
Diluted	84,484	85,265

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net (loss) income	$(42,416)	$6,114
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses)	132	(2,492)
Comprehensive (loss) income	(42,284)	3,622
Less: Comprehensive income attributable to non-controlling interests	520	537
Comprehensive (loss) income attributable to DreamWorks Animation SKG, Inc.	$(42,804)	$3,085

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Operating activities
Net (loss) income	$(42,416)	$6,114
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and write-off of film and other inventory costs(1)	145,412	60,042
Amortization of intangible assets	3,154	1,686
Stock-based compensation expense	5,309	4,075
Amortization of deferred financing costs	242	—
Depreciation and amortization	1,081	983
Revenue earned against deferred revenue and other advances	(16,188)	(11,153)
Income related to investment contributions	(1,672)	—
Loss from equity method investees	3,260	—
Deferred taxes, net	(22,314)	231
Changes in operating assets and liabilities:
Trade accounts receivable	(19,091)	4,119
Receivables from distributors	79,267	52,231
Film and other inventory costs	(122,837)	(109,346)
Intangible assets	—	1,015
Prepaid expenses and other assets	(4,870)	(6,367)
Accounts payable and accrued liabilities	(48,594)	6,590
Payable to former stockholder	1,080	(25,700)
Income taxes payable/receivable, net	(658)	2,521
Deferred revenue and other advances	27,348	54,641
Net cash (used in) provided by operating activities	(12,487)	41,682
Investing activities
Investments in unconsolidated entities	(7,000)	(500)
Purchases of property, plant and equipment	(5,711)	(8,088)
Net cash used in investing activities	(12,711)	(8,588)
Financing activities
Proceeds from stock option exercises	261	—
Purchase of treasury stock	(1,278)	(16,552)
Net cash used in financing activities	(1,017)	(16,552)
Effect of exchange rate changes on cash and cash equivalents	396	447
(Decrease) increase in cash and cash equivalents	(25,819)	16,989
Cash and cash equivalents at beginning of period	95,467	59,246
Cash and cash equivalents at end of period	$69,648	$76,235

Non-cash investing activities:
Intellectual property and technology licenses granted in exchange for equity interest	$1,294	$—
Services provided in exchange for equity interest	383	—
Total non-cash investing activities	$1,677	$—

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for income taxes, net	$503	$(2,278)
Cash paid during the period for interest, net of amounts capitalized	$7,515	$217
(1) Included within this amount is depreciation and amortization, interest expense and stock-based compensation previously capitalized to "Film and other inventory costs" (see Note 1). During the three months ended March 31, 2014 and 2013, these amounts totaled $8,821 and $5,603, respectively.
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Business

The businesses of DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") is primarily devoted to the development, production and exploitation of animated films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets. The Company continues to build upon the value of its intellectual property created from its animated films by creating high-quality entertainment through the development and production of non-theatrical content such as television series and specials and live performances based on characters from its feature films. In addition, the Company has an extensive library of other intellectual property rights through its acquisition of Classic Media, which can be exploited in various markets. The Company's activities also include technology initiatives as it explores opportunities to exploit its internally developed software.

Distribution and Servicing Arrangements

The Company derives revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of its films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), the Company has agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs during the five-year period beginning on January 1, 2013. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period.

Also beginning in 2013, the Company's films are distributed in China and South Korea territories by distinct distributors. The key terms of the Company's distribution arrangements with its Chinese and South Korean distributors are largely similar to those with Fox and Paramount such that the Company also recognizes revenues earned under these arrangements on a net basis. The Company's distribution partner in China is Oriental DreamWorks Holding Limited ("ODW"), which is a related party.

Lastly, the Company continues to derive revenues from the distribution in worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount"), for films that were released on or before December 31, 2012, pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). With respect to each film for which Paramount has rendered fulfillment services, Paramount generally has the right to continue rendering such services for 16 years from such film's initial general theatrical release.

The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. The Company's activities associated with its Classic Media properties and AwesomenessTV, Inc. ("ATV") business are not subject to the Company's distribution agreements with its theatrical distributors.

Basis of Presentation

The accompanying unaudited financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"). Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2014 presentation.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consolidation

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned subsidiaries. The Company also consolidates less-than-wholly owned entities if the Company has a controlling financial interest in that entity. The Company uses the equity method of accounting for investments in companies in which it has a 50% or less ownership interest and has the ability to exercise significant influence. Such investments are presented as investments in unconsolidated entities on the Company's consolidated balance sheets (refer to Note 7 for further information of such investments). Prior to recording its share of net income or losses from equity method investees, investee financial statements are converted to U.S. GAAP. All significant intercompany accounts and transactions have been eliminated. Intra-entity profit related to transactions with equity method investees is eliminated until the amounts are ultimately realized.

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of March 31, 2014, the Company determined that it continued to have a variable interest in ODW as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 7). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 7 for further discussion of how the Company accounts for its investment in ODW, including the Company's remaining contributions (which represent the maximum exposure to the Company).

The Company also determined that, as of March 31, 2014, it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of the Company's obligation to fund all losses. Accordingly, the Company's consolidated financial statements included the activities of the VIE. The consolidation of the VIE had an immaterial impact as of and for the three months ended March 31, 2014 and 2013.

Film and Other Inventory Costs Amortization

Amortization and write-off of film and other inventory costs in any period includes depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. The total amount of such expenses reflected as a component of amortization and write-off of film and other inventory costs for the three months ended March 31, 2014 and 2013 is presented in the statements of cash flows.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2013, the FASB issued an accounting standard update relating to the presentation of unrecognized tax benefits. The accounting update requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. The guidance is effective for the Company's fiscal year beginning January 1, 2014, with early adoption permitted. The Company adopted the new guidance effective January 1, 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

3.	Acquisitions

AwesomenessTV

On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, on May 3, 2013 (the "ATV Closing Date"), a wholly-owned subsidiary of the Company ("the Merger Sub") merged with and into ATV. As a result of this transaction, ATV became a wholly-owned subsidiary of the Company. ATV is an online next-generation media production company that generates revenues primarily from online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. Through ATV's multi-channel network presence on the Internet, the Company will be able to gain access to new content distribution methods, as well as a broader audience. The goodwill acquired represents the potential synergies between ATV's filmed content, character portfolio and the Company's cross-platform expansion plans. The goodwill is allocated to a reporting unit that is currently not part of a separately reportable segment.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the preliminary allocation of the purchase price (in thousands):

As of
May 3, 2013(1)
Cash and cash equivalents	$1,340
Trade receivables(2)	1,279
Prepaid and other assets	434
Production costs	612
Property, plant and equipment	183
Intangible assets	12,900
Total identified assets acquired	16,748

Accounts payable	655
Deferred revenue	2,057
Deferred tax liabilities, net	3,765
Total liabilities assumed	6,477
Net identified assets acquired	10,271
Goodwill(3)	118,189
Total consideration	$128,460
____________________

(1)
Measurement period adjustments include a $0.9 million decrease in goodwill, which resulted from changes in the fair value of the estimated contingent consideration of $0.5 million, as well as a decrease to deferred tax liabilities of $0.4 million.

(2)	Gross contractual amounts due total $1.3 million and, of this amount, no amounts are deemed to be uncollectible.

(3)	The goodwill resulting from the acquisition of ATV is not deductible for tax purposes.

Contingent Consideration

Pursuant to the Merger Agreement, the Company may be required to make future cash payments to ATV's former shareholders as part of the total purchase price to acquire ATV. The contingent consideration is based on whether ATV increases its adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") over an adjusted EBITDA threshold, over a two-year period (which commenced on January 1, 2014). Adjustments to EBITDA for purposes of determining the contingent consideration earned include, but are not limited to: ATV's employee bonus plan, non-cash gains and losses (such as those related to foreign currency accounting and reversals of prior year accruals) and changes in the fair value of contingent payment liabilities resulting from the acquisition of ATV. The Company estimates the fair value of contingent consideration using significant unobservable inputs in a Monte-Carlo simulation model and bases the fair value on the estimated risk-adjusted cost of capital of ATV's adjusted EBITDA following integration into the Company (an income approach). The estimate of the liability may fluctuate if there are changes in the forecast of ATV's future earnings or as a result of actual earnings levels achieved. Any changes in estimate of the contingent consideration liability will be reflected in the Company's results of operations in the period that the change occurs and classified in selling, general and administrative expenses.

The estimated fair value of the contingent consideration arrangement at the acquisition date was $95.0 million. The key assumptions in applying the income approach were as follows: an 8.5% discount rate, volatility of 32.6% and a probability-adjusted earnings measure for ATV of $25.0 million for 2014 and $41.0 million for 2015. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% or a volatility rate of 20.0% would change the estimated fair value of the contingent consideration to $90.5 million and $103.5 million, respectively. Under the Merger Agreement, the maximum contingent consideration that may be earned is $117.0 million. The estimate of contingent consideration liability increased from $96.5 million as of December 31, 2013 to $99.0 million as of March 31, 2014, primarily due to the passage of time, changes in the forecast of cash flows and changes in the Company's credit risk adjusted rate used to discount obligations to present value. As of March 31, 2014, the discount rate and volatility applied were 18.0% and 35.9%, respectively. Using a discount rate of 15% or a volatility of 20% would change the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated fair value of the contingent consideration to $100.0 million and $107.0 million, respectively. The change in estimate was recorded in selling, general and administrative expenses in the consolidated statements of operations.

Pro Forma Financial Information

The following table presents (in thousands, except per share data) pro forma results of the Company as though ATV had been acquired as of January 1, 2012 (the beginning of the prior annual reporting period based on the period in which the acquisition occurred).

Three Months Ended
March 31, 2013
Revenues	$134,886
Net income attributable to DreamWorks Animation SKG, Inc.	$3,662
Basic net income per share	$0.04
Diluted net income per share	$0.04

These pro forma results do not necessarily represent what would have occurred if the ATV transaction had taken place on January 1, 2012, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and ATV prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include a decrease to tax expense assuming ATV was part of the Company in the amount of $0.5 million for the three months ended March 31, 2013. The pro forma results also include an increase to amortization expense related to the fair value of the intangible assets acquired of $2.9 million for the three months ended March 31, 2013.

4.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of March 31, 2014, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of March 31, 2014, the fair value of the senior unsecured notes approximated carrying value as the current borrowing rate approximated the debt instrument's actual interest rate. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the consolidated balance sheets. The fair value of these investments at March 31, 2014 and December 31, 2013 was measured based on quoted prices in active markets.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Film and Other Inventory Costs

Film, television, live performance and other inventory costs consist of the following (in thousands):

	March 31, 2014	December 31, 2013
In release, net of amortization:
Feature films	$312,861	$285,238
Television series and specials	62,217	58,631
In production:
Feature films	396,407	474,609
Television series and specials	28,260	15,332
In development:
Feature films	97,922	75,498
Television series and specials	456	1,500
Product inventory and other(1)	16,511	32,678
Total film, television, live performance and other inventory costs, net	$914,634	$943,486
 ____________________

(1)
This category includes $8.6 million and $24.8 million of capitalized live performance costs as of March 31, 2014 and December 31, 2013, respectively. In addition, as of March 31, 2014 and December 31, 2013, this category includes $7.9 million of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution in the home entertainment market.

The Company anticipates that approximately 39% and 77% of the above "in release" film and other inventory costs as of March 31, 2014 will be amortized over the next 12 months and three years, respectively.

As a result of the weaker-than-expected worldwide theatrical performance of Mr. Peabody and Sherman (released into the domestic theatrical market during March 2014), the Company performed an analysis to determine whether the unamortized film inventory costs exceeded fair value and was thus impaired. Key assumptions used in the fair value measurement were a discount rate of 7% and estimated remaining cash flows over a period of approximately 15 years. As a result of the analysis, during the three months ended March 31, 2014, the Company recorded an impairment charge of $57.1 million, resulting in a remaining carrying value of $86.0 million as of March 31, 2014. An increase in the discount rate of 5% would change the fair value measurement by approximately $7.8 million for the three months ended March 31, 2014. The estimate of remaining cash flows is dependent on, among other things, the title's performance in post-theatrical markets which have not yet released (e.g., home entertainment and television). A reduction of 10% in the estimated future variable revenues would result in an additional impairment charge of approximately $5.0 million to $10.0 million for this title.

No impairment charges were recorded on film and other inventory costs during the three months ended March 31, 2013.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets

As of March 31, 2014 and December 31, 2013, intangible assets included $49.5 million of indefinite-lived intangible assets. In addition, intangible assets were comprised of definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of March 31, 2014:
Character rights	13.9	$99,000	$(10,322)	$1,999	$90,677
Programming content	2.0	11,200	(5,133)	—	6,067
Trademarks and trade names	10.0	1,200	(110)	—	1,090
Other intangibles	2.0	500	(229)	—	271
Total		$111,900	$(15,794)	$1,999	$98,105

As of December 31, 2013:
Character rights	13.9	$99,000	$(8,663)	$1,754	$92,091
Programming content	2.0	11,200	(3,733)	—	7,467
Trademarks and trade names	10.0	1,200	(80)	—	1,120
Other intangibles	2.0	500	(167)	—	333
Total		$111,900	$(12,643)	$1,754	$101,011

7.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	March 31,	December 31,
	March 31, 2014	2014	2013
Oriental DreamWorks Holding Limited	45.45%	$15,856	$16,389
All Other	30%-50%	4,421	3,140
Total equity method investments		20,277	19,529

Total cost method investments		24,013	19,013
Total investments in unconsolidated entities		$44,290	$38,542

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss from equity method investees consist of the following (in thousands):

Three Months Ended
March 31, 2014
Oriental DreamWorks Holding Limited(1)	$2,210
All Other	1,050
Loss from equity method investees	$3,260

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from December 1, 2013 to February 28, 2014.

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $5.7 million was funded at the ODW Closing Date, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $25.4 million had been satisfied as of March 31, 2014). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the three months ended March 31, 2014, the Company's consolidated statements of operations included $1.7 million of other operating income recognized in connection with non-cash contributions made to ODW.

As of March 31, 2014, the Company's remaining contributions consisted of the following: (i) $44.3 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects (the specific projects of which have not yet been identified), (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $7.2 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

March 31, 2014
Company's venture-level equity	$44,445
Technology and intellectual property licenses(1)	(19,150)
Other(2)	(9,439)
Total ODW investment recorded	$15,856
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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China (beginning with The Croods). In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on a pre-determined rate schedule which approximates the Company's actual cost of providing such services. During the three months ended March 31, 2014, the Company's consolidated statements of operations included $0.7

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of revenues earned through ODW's distribution of the Company's feature films. As of March 31, 2014 and December 31, 2013, the Company's consolidated balance sheets included receivables from ODW of $5.1 million and $3.8 million, respectively, which were classified as a component of trade accounts receivable, and $4.3 million and $16.7 million, respectively, which were classified as a component of receivables from distributors.

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Employee compensation	$22,805	$65,625
Participations and residuals	48,799	50,690
Contingent consideration(1)	100,051	97,545
Interest payable	2,635	7,849
Deferred rent	8,553	8,114
Other accrued liabilities	32,018	33,845
Total accrued liabilities	$214,861	$263,668
  ____________________

(1)	Primarily represents the Company's estimate of the amount of contingent consideration payable in connection with the acquisition of ATV (refer to Note 3 for further information).

As of March 31, 2014, the Company estimates that over the next 12 months it will pay approximately $23.1 million of its accrued participation and residual costs.

9.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the three-month periods ended March 31, 2014 and 2013 (in thousands):

			Amounts Earned
			Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2014	2013
Deferred Revenue	$11,632	$14,578	$7,637	$7,721
Strategic Alliance/Development Advances(1)	962	1,667	7,138	9,074
Other(2)	16,537	20,180	19,897	4,763
Total deferred revenue and other advances	$29,131	$36,425
  ____________________

(1)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended March 31, 2014 and 2013, $2.4 million and $5.2 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended March 31, 2014 and 2013, of the total amounts earned, $1.0 million and $0.5 million, respectively, were recorded as a reduction to other assets, respectively. During the three months ended March 31, 2014 and 2013, of the total amounts earned, $0.5 million and $0.9 million, respectively, were recorded as a reduction to prepaid expenses. During the three months ended March 31, 2014 and 2013, of the total amounts earned, $1.1 million and $0.4 million, respectively, were recorded as a reduction to operating expenses.

(2)	Of the total amounts earned, for the three months ended March 31, 2014, $14.0 million was recorded as a reduction to film and other inventory costs.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Financing Arrangements

Senior Unsecured Notes. On August 14, 2013, the Company issued $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2020 (the "Notes"). In connection with the issuance of the Notes, the Company entered into an indenture (the “Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee, specifying the terms of the Notes. The Notes were sold at a price to investors of 100% of their principal amount and were issued in a private placement pursuant to the exemptions under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The net proceeds from the Notes amounted to $294.0 million and a portion was used to repay the outstanding borrowings under the Company's revolving credit facility. The Notes are effectively subordinated to indebtedness under the revolving credit facility. Beginning on February 15, 2014, the Company is required to pay interest on the Notes semi-annually in arrears on February 15 and August 15 of each year. The principal amount is due upon maturity. The Notes are guaranteed by all of the Company's domestic subsidiaries that also guarantee its revolving credit facility.

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

Revolving Credit Facility. The Company has a revolving credit facility with a number of banks. On August 10, 2012, the Company and the facility banks terminated the then-existing credit agreement and entered into a new Credit Agreement ("New Credit Agreement"). The New Credit Agreement allows the Company to have outstanding borrowings up to $400.0 million at any one time, on a revolving basis. Borrowings are secured by substantially all of the Company's assets. The New Credit Agreement requires the Company to maintain a specified ratio of total debt to total capitalization and a specified ratio of net remaining ultimates to facility exposure. In addition, subject to specified exceptions, the New Credit Agreement also restricts the Company and its subsidiaries from taking certain actions, such as granting liens, entering into any merger or other significant transactions, making distributions, entering into transactions with affiliates, agreeing to negative pledge clauses and restrictions on subsidiary distributions, and modifying organizational documents. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts (per draw) is determined by reference to either i) the lending banks' base rate plus 1.50% per annum or ii) the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

					Interest Expense
					Three Months Ended
	Balance Outstanding at		Maturity Date		March 31,
	March 31, 2014	December 31, 2013		Interest Rate at March 31, 2014	2014	2013
Senior Unsecured Notes	$300,000	$300,000	August 2020	6.875%	$2,234	N/A
Revolving Credit Facility	$—	$—	August 2017	N/A	$375	$220
____________________
N/A: Not applicable

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three months ended March 31, 2014 and 2013, the Company incurred interest costs totaling $6.1 million and $1.6 million, respectively, of which $3.2 million and $1.4 million, respectively, were capitalized to film costs.

As of March 31, 2014, the Company was in compliance with all applicable financial debt covenants.

11.	Income Taxes

The Company typically determines its interim income tax provision by using the estimated annual effective tax rate and applying that rate to income/loss on a current year-to-date basis. However, if minor changes to forecasted annual pre-tax earnings have a significant effect on the annual effective tax rate, the Company may determine that this method would not be appropriate and that a different method should be applied. For the three months ended March 31, 2014, the Company determined that the annual effective tax rate method would not represent a reliable estimate of the interim income tax provision. As a result, the Company utilized a discrete period method to calculate taxes for the three months ended March 31, 2014. Under the discrete method, the Company determined the income tax provision based upon actual results as if the interim period were an annual period.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a reconciliation of the components that caused the Company's benefit/provision for income taxes (including the income statement line item "Decrease (increase) in income tax benefit payable to former stockholder") to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
Provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.6	(2.7)
Export sales exclusion/manufacturer's deduction(2)	1.2	7.3
Research and development credit(2)	—	(25.4)
Federal energy tax credit(3)	—	(2.5)
Executive compensation	(0.3)	3.2
Stock-based compensation	—	1.3
Other	(2.0)	(0.8)
Effective tax rate (combined with decrease/increase in income tax benefit payable to former stockholder)(1)	35.5%	15.4%
Less: change in income tax benefit payable to former stockholder(1):
Export sales exclusion/manufacturer's deduction(2)	(1.1)	(7.6)
Imputed interest on payable to former stockholder	0.1	(1.8)
Other	(0.4)	(0.2)
Total change in income tax benefit payable to former stockholder(1)	(1.4)%	(9.6)%
Effective tax rate	34.1%	5.8%

____________________

(1)
As a result of a partial increase in the tax basis of the Company's tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of the Company's 2004 initial public offering, the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future. The Company is obligated to remit to an affiliate of the former stockholder 85% of any realized cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits. Refer to the Company's 2013 Form 10-K for a more detailed description.

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

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's California state tax returns for all years subsequent to 2007 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2010 through 2012.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stockholders’ Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three months ended March 31, 2014, the Company did not repurchase any shares of its Class A Common Stock. During the three months ended March 31, 2013, the Company repurchased 0.8 million shares of its outstanding Class A Common Stock for $16.2 million under the July 2010 authorization. As of March 31, 2014, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

Non-controlling Interests

The Company's consolidated balance sheets include non-controlling interests, which is presented as a separate component of equity. The non-controlling interest represents the other equity holder's interest in a joint venture that the Company consolidates. The net income attributable to the non-controlling interests is presented in the Company’s consolidated statements of operations. There is no other comprehensive income or loss attributable to the non-controlling interests.

The following table presents the changes in equity for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2013	$1,404,795	$1,224	$1,406,019
Proceeds from stock option exercises	261	—	261
Stock-based compensation	9,068	—	9,068
Purchase of treasury shares	(1,246)	—	(1,246)
Foreign currency translation adjustments	132	—	132
Net (loss) income	(42,936)	520	(42,416)
Balance as of March 31, 2014	$1,370,074	$1,744	$1,371,818

Balance as of December 31, 2012	$1,345,616	$630	$1,346,246
Stock-based compensation	8,404	—	8,404
Purchase of treasury shares	(16,534)	—	(16,534)
Foreign currency translation adjustments	(2,492)	—	(2,492)
Net income	5,577	537	6,114
Balance as of March 31, 2013	$1,340,571	$1,167	$1,341,738

13.	Stock-Based Compensation

The Company recognizes compensation costs for equity awards granted to its employees based on each award's grant-date fair value. Most of the Company's equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the requisite service period. Compensation cost for certain performance-based awards is recognized using a graded expense-attribution method. The Company has granted performance-based awards where the value of the award upon vesting will vary depending on the level of performance ultimately achieved. The Company recognizes compensation cost for these awards based on the level of performance expected to be achieved. The Company will recognize the impact of any change in estimate in the period of the change.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three-month periods ended March 31, 2014 and 2013, respectively, was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Total stock-based compensation	$5,309	$4,075
Tax impact(1)	(1,885)	(628)
Reduction in net income, net of tax	$3,424	$3,447
 ____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item "Decrease/increase in income tax benefit payable to former stockholder" (see Note 11).

Stock-based compensation cost capitalized as a part of film costs was $3.7 million and $4.3 million for the three-month periods ended March 31, 2014 and 2013, respectively.
The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)
2014
Restricted stock and restricted stock units	224	$29.91
2013
Restricted stock and restricted stock units	261	$16.87

As of March 31, 2014, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $78.5 million and will be amortized on a straight-line basis over a weighted average period of 1.9 years.

14.	Reportable Segments

During the three months ended September 30, 2013, the Company reorganized its internal management structure to align with changes in how it operates the business and evaluates financial performance of individual business units. As a result, there were changes to its operating segments and the Company has revised its segment information for prior periods to conform to the current presentation. The Company's current reportable segments are the following: Feature Films, Television Series and Specials and Consumer Products. Feature Films consists of the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. Television Series and Specials consists of the development, production and exploitation of television, direct-to-video and other non-theatrical content in the television, home entertainment and digital markets. Consumer Products consists of the Company's merchandising and licensing activities related to the exploitation of its intellectual property rights. Operating segments that are not separately reportable are categorized in "All Other" and include ATV and live performances.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment performance is evaluated based on revenues and gross profit. The Company does not allocate assets to each of its operating segments, nor does the Company's chief operating decision maker evaluate operating segments using discrete asset information. Information on the reportable segments and a reconciliation of total segment revenues and gross (loss) profit to consolidated financial statements are presented below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues
Feature Films	$110,097	$78,546
Television Series and Specials	17,969	19,368
Consumer Products	12,067	27,484
All Other	7,108	9,250
Total revenues	$147,241	$134,648

Gross (loss) profit(1)
Feature Films	$(25,388)	$25,950
Television Series and Specials	5,759	4,917
Consumer Products	6,004	18,428
All Other	177	(168)
Total gross (loss) profit	$(13,448)	$49,127
____________________

(1)
The Company defines segment profit as segment revenues less segment costs of revenues ("segment gross profit"). The Company's segment gross profit is equivalent to total gross profit (or loss) as presented on the consolidated statements of operations, which includes a reconciliation to consolidated (loss) income before income taxes.

The following table presents goodwill for each of the Company's reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	All Other	Total
Balance as of December 31, 2013	$43,995	$6,111	$10,999	$118,617	$179,722
Measurement period adjustments related to the acquisition of ATV	—	—	—	(428)	(428)
Balance as of March 31, 2014	$43,995	$6,111	$10,999	$118,189	$179,294

15.	Related Party Transactions

Transactions with ODW

During the three months ended March 31, 2014, the Company had various transactions with a related party, ODW. See Note 7 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG make payments to each other in connection with the licensing of music that is owned by the other company (or for which the other company serves as the music publisher). In addition, UMG serves as the music publisher for the Company's Classic Media properties (which the Company acquired in August 2012). Finally, UMG and ATV (which the Company acquired in May 2013) have formed joint ventures related to the music business. For the three months ended March 31, 2014, revenues recognized related to the arrangements were not material. During the three months ended March 31, 2014, the Company incurred expenses (which were recorded as film inventory costs) totaling $0.2 million related to these arrangements.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's third-party distributors, Paramount and Fox. Paramount represented approximately 28% and 55% of total revenue for the three-month periods ended March 31, 2014 and 2013, respectively. Fox represented approximately 14% of total revenue for the three-month periods ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, approximately 62% and 49%, respectively, of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix, Inc.

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

18.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(42,936)	$5,577
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,588	84,781
Less: Unvested restricted stock	(104)	(110)
Denominator for basic calculation	84,484	84,671
Weighted average effects of dilutive stock-based compensation awards:
Restricted stock awards	—	594
Denominator for diluted calculation	84,484	85,265
Net (loss) income per share—basic	$(0.51)	$0.07
Net (loss) income per share—diluted	$(0.51)	$0.07

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts (for periods where the Company had net income) because the effects would be anti-dilutive:

Three Months Ended
March 31, 2013
Options to purchase shares of common stock and restricted stock awards	3,735
Stock appreciation rights	5,151
Total	8,886

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares (for periods where the Company had net income) as the required performance conditions had not been met as of March 31, 2013:

Three Months Ended
March 31, 2013
Options to purchase shares of common stock and restricted stock awards	716

19.	Restructuring Charges

During the three months ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. During the three months ended March 31, 2013, the Company implemented a restructuring plan to lower the cost structure, which resulted in a commitment to further reduce its workforce. As a result, the Company incurred additional restructuring charges attributable to employee-related costs (primarily related to severance and benefits) totaling $2.5 million for 47 employees for the three months ended March 31, 2013. Restructuring charges were not material for the three months ended March 31, 2014. These charges were recorded in costs of revenues and selling, general and administrative expenses in the Company's consolidated statements of operations. Payments made during the three months ended March 31, 2014 totaled $1.0 million related to these restructuring plans. As of March 31, 2014 and December 31, 2013, $0.7 million and $1.7 million, respectively, remained accrued as a liability. The Company expects to complete its restructuring plans by June 30, 2014. The Company's restructuring plans are primarily attributable to its Feature Films reportable segment.

20.	Subsequent Events

On April 1, 2014, the Company executed an Agreement and Plan of Merger and Reorganization to acquire Big Frame, Inc. (a multi-channel network). The purchase price consisted of cash payments totaling $15.0 million (inclusive of amounts held in escrow) and was paid upon closing of the transaction, which occurred on April 8, 2014. The Company expects that the acquisition will have an immaterial impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q (the "Quarterly Report") contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Risk Factors" section included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), including our 2013 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.

Management Overview

The discussion of our revenues and costs of revenues for the three months ended March 31, 2014 and 2013 reflects our new segment categories. Refer to Note 14 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further information, including a description of each of our segments.

The following is a summary of the significant items that affected our financial results for the three months ended March 31, 2014:

•
During the three months ended March 31, 2014, we incurred a net loss (excluding net income attributable to non-controlling interests) of $42.9 million, or $0.51 per share. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the three months ended March 31, 2014, we released our feature film Mr. Peabody and Sherman. A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results —Revenues—Feature Films— Current year theatrical releases." Due to Mr. Peabody and Sherman's weaker-than-expected performance in the worldwide theatrical market, we recorded an impairment charge totaling $57.1 million. Further discussion is provided in the section entitled "—Overview of Financial Results—Costs of Revenues."

•
In May 2013, we completed the acquisition of AwesomenessTV ("ATV"). During the three months ended March 31, 2014, our operating results included $4.1 million of revenues and $1.8 million of selling, general and administrative expenses attributable to ATV. Gross loss attributable to ATV was immaterial. Further discussion is provided in the section entitled "—Overview of Financial Results."

Our Business

Our business is primarily devoted to developing, producing and exploiting animated feature films and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising and licensing and other markets. In addition, we continue to build upon the value of our intellectual property by creating high-quality entertainment through the development and production of non-theatrical content such as television series and specials and live performances based on characters from our feature films.

For further information on our business, refer to Note 1 of our unaudited consolidated financial statements in "Part I—Item 1." For further details of our primary distribution and servicing arrangements, see "Part I—Item 1—Business—Distribution and Servicing Arrangements" of our 2013 Form 10-K.

Our Revenues and Costs

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

Our films are distributed in foreign countries and, in recent years, we have derived on average 71% of our worldwide box office receipts and 59% of our feature film revenue from foreign countries (sequel films generally have higher percentages than our original films). A significant amount of our transactions in foreign countries is conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, please see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Market and Exchange Rate Risk—Foreign Currency Risk" of our 2013 Form 10-K.

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

Television Series and Specials. Similar to our Feature Films segment, costs of revenues related to our Television Series and Specials segment primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized. In addition, costs of revenues include amortization of intangible assets (which consists of certain character rights). Our television series and specials are typically not subject to the same distribution agreements as our feature films, and accordingly, costs of revenues includes distribution and marketing costs directly incurred by us. We also use a third-party, Anderson Merchandisors ("Anderson"), to distribute certain home entertainment product in the U.S. and Canada, and as a result of our arrangement with Anderson, costs of revenues also includes costs related to physical inventory sales and associated distribution fees.

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

All Other. All Other costs of revenues includes those attributable to ATV and our live performance business. Costs of revenues associated with our live performance business includes the amortization of capitalized costs (excluding the portion attributable to consumer products revenue), marketing and other operating costs.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce our animated films and television series/specials, which primarily consist of compensation (including salaries, bonuses, stock-based compensation and fringe benefits) for animators, creative talent and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production (including production overhead). In addition, capitalized production costs may include interest expense to the extent that amounts were qualified to be capitalized.

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

Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is substantially reduced after a film’s initial theatrical release, and thus, to the extent that we record a material impairment charge, it typically occurs in the quarter of a film's initial theatrical release. For a discussion of write-downs of capitalized production costs recorded during the three months ended March 31, 2014, see "—Overview of Financial Results—Costs of Revenues."

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, selling, general and administrative expenses include advertising and marketing costs that are not directly attributable to our feature films, television series/specials or live performances. In addition, as a result of our restructuring plans (as described in Note 19 of the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report), our selling, general and administrative expenses also include restructuring charges.

Other Operating Income

Operating-related income or gains that are not considered revenues are classified as other operating income in our consolidated statements of operations. Other operating income largely consists of income recognized in connection with our contributions to ODW in the form of consulting and training services and the license of technology. Refer to the section entitled "—Overview of Financial Results—Other Operating Income" for further details of amounts recognized as other operating income during the three months ended March 31, 2014.

For a detailed description of our revenues and operating expenses, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs" of our 2013 Form 10-K.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us, related to our feature films, from our distributors fluctuates based upon the timing of our films’ theatrical and home entertainment releases and, with respect to certain of our distributors, the recoupment position of our distributors on a film-by-film basis, which varies depending upon a film’s overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuates depending on when each title is made available. Furthermore, the timing of revenues related to our television specials may fluctuate if the title is holiday-themed. The licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television series/specials broadcasts. We expect that revenues generated from our Classic Media properties will tend to be higher during the fourth quarter of each calendar year due to the holiday-themed content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results, as well as our cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,		Increase/(Decrease)
	2014(1)	2013	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$147.2	$134.6	$12.6	9.4%
Costs of revenues	160.6	85.5	75.1	87.8%
Gross (loss) profit	(13.4)	49.1	(62.5)	(127.3)%
Product development	0.5	1.0	(0.5)	(50.0)%
Selling, general and administrative expenses	49.7	42.8	6.9	16.1%
Other operating income	(1.7)	—	1.7	100.0%
Operating (loss) income	(61.9)	5.3	(67.2)	NM

Non-operating income (expense):
Interest (expense) income, net	(1.8)	0.9	(2.7)	NM
Other income, net	1.2	1.0	0.2	20.0%
Decrease (increase) in income tax benefit payable to former stockholder	0.9	(0.7)	1.6	NM
(Loss) income before loss from equity method investees and income taxes	(61.6)	6.5	(68.1)	NM

Loss from equity method investees	3.3	—	3.3	100.0%
(Loss) income before income taxes	(64.9)	6.5	(71.4)	NM
(Benefit) provision for income taxes	(22.5)	0.4	(22.9)	NM
Net (loss) income	(42.4)	6.1	(48.5)	NM
Less: Net income attributable to non-controlling interests	0.5	0.5	—	—%
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(42.9)	$5.6	$(48.5)	NM

Diluted net (loss) income per share attributable to DreamWorks Animation SKG, Inc.	$(0.51)	$0.07	$(0.58)	NM
Shares used in computing diluted net (loss) income per share	84.5	85.3		(0.9)%
____________________
NM: Not Meaningful.

(1)
Our results for the three months ended March 31, 2014 included a write-down of film costs totaling $57.1 million. See "—Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013—Costs of Revenues" for further details.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following chart sets forth (in millions), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
Revenues ($ in millions)
$165
$150
$135
$120
$105
$90
$75
$60
$45
$30
$15
$0
$147.2(1)
Feature Films, $110.1
74.8%
Television Series and Specials, $17.9
12.2%
Consumer Products, $12.1
8.2%
All Other, $7.1
4.8%
1Q 2014
$134.6(1)
Feature Films, $78.5
58.3%
Television Series and Specials, $19.4
14.4%
Consumer Products, $27.5
20.4%
All Other, $9.2
6.9%
1Q 2013

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

Revenues. For the three months ended March 31, 2014, our revenues were $147.2 million, an increase of $12.6 million, or 9.4%, as compared to $134.6 million for the three months ended March 31, 2013.

Feature Films

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$0
$10
$20
$30
$40
$50
$60
$70
$80
$90
$100
$110
$120
$130
$110.1(1)
Mr. Peabody & Sherman, $3.0
Turbo, $22.3
The Croods, $41.7
$64.0
Rise of the Guardians, $3.4
Madagascar 3, $1.8
$5.2
Library, $37.9
$78.5(1)
The Croods, $2.6
Rise of the Guardians, $9.4
$30.5
Madagascar 3, $21.1
Puss in Boots, $7.2
Kung Fu Panda 2, $0.4
$7.6
Library, $37.8
1Q 2014
1Q 2013
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

Current year theatrical releases. Revenues generated by our "Current year theatrical release" category increased $0.4 million, or 15.4%, during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, Mr. Peabody and Sherman (March 2014 domestic theatrical release) contributed $3.0 million, or 2.0%, of consolidated revenues, primarily earned in the ancillary markets as two of our distributors (Fox and our South Korean distributor) did not recoup their distribution and marketing costs during this period. We anticipate that these distributors will recoup their marketing and distribution costs from their future on-going distribution of Mr. Peabody and Sherman in the theatrical and post-theatrical (e.g., home entertainment and television) markets. During the three months ended March 31, 2013, The Croods (March 2013 release) contributed $2.6 million, or 1.9%, of consolidated revenues, earned in the ancillary markets. Although each of these titles contributed a similar amount of revenues during each respective period, Mr. Peabody and Sherman's worldwide theatrical performance was not as strong when compared to the performance of The Croods (refer to "Costs of Revenues" for further discussion).

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category increased $33.5 million to $64.0 million during the three months ended March 31, 2014 when compared to $30.5 million during the three months ended March 31, 2013. Our revenues during the three months ended March 31, 2014 benefited from having two titles becoming available for distribution in the domestic pay television window (which includes SVOD distribution) compared to none during the three months ended March 31, 2013.

For the three months ended March 31, 2014, "Prior year theatrical release" revenues consisted of those generated by The Croods (March 2013 release) and Turbo (July 2013 release). During the three months ended March 31, 2014, The Croods and Turbo contributed $41.7 million (or 28.3%) and $22.3 million (or 15.1%) of revenues, respectively, primarily related to each title's SVOD distribution.

For the three months ended March 31, 2013, "Prior year theatrical release" revenues consisted of those generated by Madagascar 3 (June 2012 release) and Rise of the Guardians (November 2012 release). During the three months ended March 31, 2013, Madagascar 3 contributed $21.1 million, or 15.7%, of consolidated revenues, primarily earned in the international home entertainment market. During the three months ended March 31, 2013, Rise of the Guardians contributed $9.4 million, or 7.0%, of revenues earned in the worldwide home entertainment market.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category decreased $2.4 million, or 31.6%, to $5.2 million during the three months ended March 31, 2014 when compared to $7.6 million of revenues during the three months ended March 31, 2013. This decrease was primarily attributable to Puss in Boots (a sequel title released in October 2011), which is a stronger title as compared to Rise of the Guardians (an original title released in November 2012). Preceding year theatrical release revenues during the three months ended March 31, 2014 were comprised of Rise of the Guardians and Madagascar 3, which contributed an aggregate of $5.2 million, or 3.5%, of consolidated revenues, primarily earned in the worldwide home entertainment market. Preceding year theatrical release revenues during the three months ended March 31, 2013 were comprised of Puss in Boots and Kung Fu Panda 2, which contributed an aggregate of $7.6 million, or 5.6% of consolidated revenues, primarily earned in the worldwide home entertainment market.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues from our "Library" category remained relatively consistent for the three months ended March 31, 2014 and 2013 at $37.9 million and $37.8 million, respectively. During the three months ended March 31, 2014, revenues generated by our "Library" category were attributable to Puss in Boots, primarily generated in the worldwide television markets. During the three months ended March 31, 2013, revenues generated by our "Library" category were mainly attributable to Megamind, primarily generated in the worldwide free television markets.

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
Segment	2014	2013	$	%
Television Series and Specials	$17.9	$19.4	$(1.5)	(7.7)%
Consumer Products	12.1	27.5	(15.4)	(56.0)%
All Other(1)	7.1	9.2	(2.1)	(22.8)%
Total Non-Feature Film revenues	$37.1	$56.1	$(19.0)	(33.9)%
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment decreased $1.5 million, or 7.7%, to $17.9 million during the three months ended March 31, 2014 when compared to $19.4 million during the three months ended March 31, 2013. This decrease was primarily attributable to a decline in revenues generated by our Classic Media properties during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 due to the timing of product availability which resulted in higher revenues earned during the three months ended March 31, 2013. As it relates to our Classic Media properties, Veggie Tales continues to be a main revenue contributor.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment decreased $15.4 million to $12.1 million during the three months ended March 31, 2014 when compared to $27.5 million during the three months ended March 31, 2013, which was primarily due to a lower volume of licensing arrangements related to our DreamWorks Animation and Classic Media properties as a result of the timing of these deals. Additionally, during the three months ended March 31, 2013, our revenues benefited from the sale of our share of rights in the 1960s live-action Batman television series.

All Other. Revenues generated by our All Other segment decreased $2.1 million to $7.1 million during the three months ended March 31, 2014 when compared to $9.2 million during the three months ended March 31, 2013. This decrease was primarily attributable to lower revenues from our live performances due to the final performances of our How to Train Your Dragon arena show and the London version of our Shrek The Musical show during the three months ended March 31, 2013. This decrease was largely offset by revenues generated by ATV (which we acquired in May 2013) during the three months ended March 31, 2014, which were $4.1 million, or 2.8% of consolidated revenues, primarily related to content licensing fees and advertising revenues earned.

Costs of Revenues.  Costs of revenues for the three months ended March 31, 2014 totaled $160.6 million, an increase of $75.1 million, or 87.8%, compared to $85.5 million for the three months ended March 31, 2013. Costs of revenues as a percentage of revenues were 109.1% for the three months ended March 31, 2014 and 63.5% for the three months ended March 31, 2013. The following is a discussion of our costs of revenues by segment:

Feature Films. The primary component of our costs of revenues is film amortization costs and, as it relates to the three months ended March 31, 2014, impairment charges. Costs of revenues as a percentage of revenues for our Feature Films segment were 123.1% during the three months ended March 31, 2014 compared to 67.0% for the three months ended March 31, 2013. The following were the primary contributors of our costs of revenues during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013:

•
During the three months ended March 31, 2014, we recorded an impairment charge of $57.1 million (exclusive of the impairment allocated to the Consumer Products segment, which was immaterial) on our theatrical release Mr. Peabody and Sherman (released domestically in March 2014). Due to Mr. Peabody and Sherman's weaker-than-expected worldwide theatrical performance during March 2014, we re-assessed the film's Ultimate Revenue projections (including our estimates of the film's revenues in post-theatrical markets (e.g., home entertainment and television, which have not yet been released)), which resulted in the film's estimated fair value (calculated using a net present value model) being less than the film’s unamortized capitalized production costs (refer to Note 5 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further information);

•
Excluding the impairment charge described above, costs of revenues as a percentage of revenues increased slightly during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013;

•
2014's "Prior year theatrical releases" had an overall higher amortization rate of compared to 2013's "Prior year theatrical releases." 2014's "Prior year theatrical releases" category included Turbo, which has a higher rate of amortization due to its lower projected Ultimate Revenues; and

•
Our “Library” category had an overall lower amortization rate as a result of revenues generated by Puss in Boots (which is a title that has a lower rate of amortization) during the three months ended March 31, 2014 when compared to Megamind (which is a title that has a higher rate of amortization compared to the average amortization rate of our library titles), which was the primary revenue contributor in our "Library" category during the three months ended March 31, 2013.

Television Series and Specials. Costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 68.0% during the three months ended March 31, 2014 compared to 74.6% for the three months ended March 31, 2013. The following were the primary contributors of our costs of revenues during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013:

•
A lower amortization rate attributable to our How to Train Your Dragon television series for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 as a result of an increase in our estimate of Ultimate Revenues that occurred subsequent to March 31, 2013;

•
An increase in costs of revenues as a percentage of revenues as a result of the amortization of intangible assets associated with our Classic Media properties. This catalog of properties was recorded in groups of definite and indefinite-lived intangible assets upon acquisition. Intangible asset groups classified as indefinite-lived are not amortized, while those classified as definite-lived are amortized on a straight-line basis. Therefore, costs of revenues do not directly correlate with revenues generated during the period.

Consumer Products. Costs of revenues as a percentage of revenues for our Consumer Products segment during the three months ended March 31, 2014 were 50.2% compared to 33.0% for the three months ended March 31, 2013. Costs of revenues as a percentage of revenues increased as the amortization of intangible assets associated with our Classic Media properties do not directly correlate with revenues generated during the period (as further described above under our discussion of the Television Series and Specials segment).

All Other. During the three months ended March 31, 2014 and 2013, costs of revenues related to our All Other segment were $6.9 million and $9.4 million, respectively, which primarily consisted of those related to ATV and our live performance business. For the three months ended March 31, 2014, costs of revenues benefited from the decrease in live performance revenues, which historically have had higher costs of revenues as a percentage of revenues.

Product Development. Product development costs decreased to $0.5 million during the three months ended March 31, 2014 when compared to $1.0 million during the three months ended March 31, 2013. Product development costs primarily represent research and development costs related to our technology initiatives. The decrease is primarily due to a decline in development activity associated with a technology project that we are no longer pursuing.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $6.9 million to $49.7 million (including $5.1 million of stock-based compensation expense) for the three months ended March 31, 2014 from $42.8 million (including $3.9 million of stock-based compensation expense) for the three months ended March 31, 2013. This 16.1% aggregate increase was primarily attributable to:

•	An increase of $1.8 million as our selling, general and administrative expenses now include those of ATV (which we acquired in May 2013);

•
An increase of $2.5 million as a result of a change in the estimate of the fair value of the contingent consideration liability related to the acquisition of ATV (for further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report). In addition to changes resulting from the passage of time, we expect that there could be changes to our estimate of this liability at the end of the second quarter of 2014 depending on ATV's actual results; and

•	An increase of $1.2 million in stock-based compensation as a result of additional equity-based awards granted in 2013.

These increases were partially offset by the following:

•
A decrease of $5.6 million attributable to lower incentive compensation expense (excluding stock-based compensation) related to performance-based compensation, which varies with changes in forecasts of the related performance metrics that will be achieved;

•	A decrease in restructuring charges of $1.7 million, which primarily consisted of severance and benefits; and

•	Decreases of other selling, general and administrative expenses, none of which were individually material.

Other Operating Income. During the three months ended March 31, 2014, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended March 31, 2014, other operating income totaled $1.7 million and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating (Loss) Income. Operating loss for the three months ended March 31, 2014 was $61.9 million compared to operating income of $5.3 million for the three months ended March 31, 2013. The decrease in operating income when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013 was largely due to the impairment of Mr. Peabody and Sherman's capitalized film costs (as previously described).

Interest Expense/Income, Net. For the three months ended March 31, 2014 and 2013, we recorded net interest expense (net of amounts capitalized) of $1.8 million and net interest income of $0.9 million, respectively. Interest expense (net) during the three months ended March 31, 2014 increased when compared to the three months ended March 31, 2013 primarily due to interest expense incurred on our senior unsecured notes issued in August 2013.

Other Income, Net.  For the three months ended March 31, 2014 and 2013, total other income (net of other expenses) was $1.2 million and $1.0 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

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

For the three months ended March 31, 2014, we recorded $0.9 million as a decrease in income tax benefit payable to former stockholder in our statements of operations as a result of our ability to claim certain federal tax deductions. For the three months ended March 31, 2013, our payable to the former stockholder was impacted by our ability to retroactively apply research and development credits and other federal tax incentives as a result of extensions granted under The American Taxpayer Relief Act of 2012 ("the Act"). As the Act was not enacted until January 2, 2013, we were not able to apply certain federal tax incentives until the first quarter of 2013, which resulted in $0.7 million recorded as an increase in income tax benefit payable to the former stockholder in our statements of operations.

Loss from Equity Method Investees.  We use the equity method of accounting for investments in companies in which we own 50% or less and can exercise significant influence, but do not control. During the three months ended March 31, 2014, our portion of the losses incurred by equity method investees was $3.3 million, which were primarily attributable to our shares of losses incurred by ODW. We did not have any equity method investments during the three months ended March 31, 2013.

Benefit/Provision for Income Taxes.  Our loss before income taxes during the three months ended March 31, 2014 is expected to result in a decrease in our tax liability in future periods. Accordingly, for the three months ended March 31, 2014, we recorded a benefit for income taxes of $22.5 million, or an effective tax rate of 34.1%. For the three months ended March 31, 2013, we recorded a provision for income taxes of $0.4 million, or an effective tax rate of 5.8%. However, when our benefit/provision for income taxes is combined with the amounts associated with the Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended March 31, 2014 and 2013 were 35.5% and 15.4%, respectively. For the three months ended March 31, 2013, our effective tax rate and combined effective tax rate was lower than the 35% statutory federal rate as a result of the retroactive application of certain research and development credits and other federal tax incentives.

For further information on the methodology applied in determining our benefit for income taxes for the three months ended March 31, 2014, refer to Note 11 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). We consolidate the results of this joint venture because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income generated by Bullwinkle Studios. For each of the three months ended March 31, 2014 and 2013, net income attributable to non-controlling interests was $0.5 million.

Net (Loss) Income Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net income attributable to non-controlling interests) for the three months ended March 31, 2014 was $42.9 million, or $0.51 per share, as compared to net income of $5.6 million, or $0.07 per diluted share, during the three months ended March 31, 2013.

Financing Arrangements

There were no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2013 Form 10-K.

As of March 31, 2014, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2013 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities and cash on hand during the three months ended March 31, 2014 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g., selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments.

As of March 31, 2014, we had cash and cash equivalents totaling $69.6 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at March 31, 2014 decreased by $25.8 million from $95.5 million at December 31, 2013. Components of this change in cash for the three months ended March 31, 2014, as well as for the three months ended March 31, 2013, are provided below in more detail.

As previously described, our feature films are now being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of March 31, 2014, the amount of outstanding receivables from ODW for distribution of our films was $4.3 million.

Operating Activities

Net cash (used in) provided by operating activities for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash (used in) provided by operating activities	$(12,487)	$41,682

During the three months ended March 31, 2014, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were The Croods' international theatrical and worldwide home entertainment revenues, Rise of the Guardians' international television revenues, Madagascar 3's international theatrical and television revenues, Puss in Boots' international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the three months ended March 31, 2014 included $31.4 million paid related to incentive compensation payments. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments. In recent years, cash used in operating activities has increased due to a greater number of projects in production as we are currently planning on releasing three films in each of 2014 and 2015, as well as our expansion of our episodic series productions. In addition, our cash collections have been lower due to the performance of our feature films, which, in the past year, has not been as strong as we have historically experienced.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash used in investing activities	$(12,711)	$(8,588)

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was partially attributable to the investment in property, plant and equipment. In addition, during the three months ended March 31, 2014, we made cash contributions totaling $7.0 million in connection with investments in various unconsolidated entities. For further information of our investments in unconsolidated entities, refer to Note 7 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash used in financing activities	$(1,017)	$(16,552)

Net cash used in financing activities for the three months ended March 31, 2014 and 2013 was primarily comprised of repurchases of our Class A common stock. During the three months ended March 31, 2014, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations related to the vesting of restricted stock awards. During the three months ended March 31, 2013, we repurchased 0.8 million shares of our Class A common stock for $16.2 million under our stock repurchase program (refer to Note 12 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report).

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement with ODW (see Note 7 to our unaudited consolidated financial statements), we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of March 31, 2014, our remaining contribution commitments consisted of the following: (i) $44.3 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $7.2 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 7 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Contingent Consideration

As a result of our acquisition of ATV, we may be obligated to make additional contingent cash payments as part of the purchase price. The amount of contingent consideration to be paid is dependent on whether certain earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable is $117.0 million. As of March 31, 2014, our estimate of the total fair value of the future cash consideration to be paid was $99.0 million. We anticipate that any expected cash payments will be made in 2015 and 2016 once ATV's operating results for 2014 and 2015 are available.

Non-Cancelable Talent Commitments

As of March 31, 2014, we had non-cancelable talent commitments totaling approximately $37.0 million that we expect to be payable over the next five years.

Other

On April 1, 2014, we executed an Agreement and Plan of Merger and Reorganization to acquire Big Frame, Inc. The purchase price consisted of cash payments totaling $15.0 million (inclusive of amounts held in escrow) and was paid upon closing of the transaction, which occurred on April 8, 2014. We expect that this acquisition will have an immaterial impact on our consolidated financial statements.

There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2013 Form 10-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2013 Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including:

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes there have been no material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please see Note 2 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Non-GAAP Measures

Adjusted EBITDA Reconciliation

In connection with our issuance of the 6.875% senior notes due 2020 (the “Notes”) on August 14, 2013, we began to use Adjusted EBITDA to provide investors with a measure of our ability to make our interest payments on the Notes. We define Adjusted EBITDA as net income before provision for income taxes, loss from equity method investees, increase/decrease in income tax benefit payable to former stockholder, other income, net, interest income, net, other non-cash operating income, depreciation and amortization, stock-based compensation expense, impairments and other charges and certain components of amortization of film and other inventory costs (refer to the reconciliation below). Although the indenture governing the Notes does not include covenants based on Adjusted EBITDA, we believe our investors and noteholders use Adjusted EBITDA as one indicator of our ability to comply with our debt covenants as it is similar to the consolidated cash flow measure described in the indenture (refer to our Current Report on Form 8-K filed on August 14, 2013). Although consolidated cash flow is not a financial covenant under the indenture, it is a measure that is used to determine our ability to make certain restricted payments and incur additional indebtedness in accordance with the terms of the indenture.

Adjusted EBITDA is not prepared in accordance with U.S. GAAP. We believe the use of this non-GAAP measure on a consolidated basis assists investors in comparing our ongoing operating performance between periods. Adjusted EBITDA provides a supplemental presentation of our operating performance and generally includes adjustments for unusual or non-operational activities. We may not determine Adjusted EBITDA in a manner consistent with the methodologies used by other companies. Adjusted EBITDA (a) does not represent our operating income or cash flows from operating activities as defined by

U.S. GAAP; (b) does not include all of the adjustments used to compute consolidated cash flow for purposes of the covenants applicable to the Notes; (c) is not necessarily indicative of cash available to fund our cash flow needs; and (d) should not be considered as an alternative to net income, operating income, cash provided by operating activities or our other financial information as determined under U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or nonrecurring items. We believe that net income is the most directly comparable U.S. GAAP measure to Adjusted EBITDA. Accordingly, the following table presents a reconciliation of net income (or loss) to Adjusted EBITDA (in thousands):

Three Month Ended
March 31, 2014
Net loss	$(42,416)
Benefit for income taxes	(22,467)
Loss from equity method investees	3,260
Decrease in income tax benefit payable to former stockholder	(927)
Other income, net	(1,218)
Interest expense, net	1,773
Operating loss	(61,995)
Income related to investment contributions	(1,672)
Amounts included in amortization of film and other inventory costs(1)	8,821
Film impairment	57,074
Depreciation and amortization(2)	4,235
Stock-based compensation expense	5,309
Adjusted EBITDA	$11,772
____________________

(1)
Amortization of film and other inventory costs in any period includes depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. Refer to our accounting policies in our 2013 Form 10-K. For purposes of Adjusted EBITDA, we add back the portion of amortization of film and other inventory costs that represents amounts previously capitalized as depreciation and amortization, interest expense and stock-based compensation expense.

(2)	Includes amortization of intangible assets classified within costs of revenues.

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow provided by (used in) operating activities (in thousands):

Three Month Ended
March 31, 2014
Adjusted EBITDA	$11,772
Amortization and write-off of film and other inventory costs(1)	79,517
Revenue earned against deferred revenue and other advances	(16,188)
Other income, net	1,218
Interest expense, net	(1,773)
Net refund from income taxes and stockholder payable	1,498
Changes in certain operating asset and liability accounts	(88,531)
Cash used in operating activities	$(12,487)
 ____________________

(1)	Represents the remaining portion of amortization and write-off of film and other inventory costs not already included in Adjusted EBITDA (refer to reconciliation of net loss to Adjusted EBITDA).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency and credit risks, please see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk," of our 2013 Form 10-K. Our exposure to interest rate, foreign currency and credit risks has not changed materially since December 31, 2013.

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

Information concerning certain risks and uncertainties appears in "Part I—Item 1A—Risk Factors" of the Company’s 2013 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company's 2013 Form 10-K or filings subsequently made with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended March 31, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
January 1–January 31, 2014	—	$—	—	$100,000,000
February 1–February 28, 2014	—	$—	—	$100,000,000
March 1–March 31, 2014	—	$—	—	$100,000,000
Total	—	$—	—
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

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: April 29, 2014	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements