Form 10-Q
period 2014-06-30
DreamWorks Animation SKG, Inc.
filed 2014-07-30
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of July 17, 2014, there were 76,831,503 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$32,196	$95,467
Trade accounts receivable, net of allowance for doubtful accounts (see Note 7 for related party amounts)	146,991	130,744
Receivables from distributors, net of allowance for doubtful accounts (see Note 7 for related party amounts)	212,669	283,226
Film and other inventory costs, net	979,919	943,486
Prepaid expenses	22,133	20,555
Other assets	31,940	23,385
Investments in unconsolidated entities	49,300	38,542
Property, plant and equipment, net of accumulated depreciation and amortization	184,200	186,670
Deferred taxes, net	250,265	221,920
Intangible assets, net of accumulated amortization	197,438	150,511
Goodwill	189,667	179,722
Total assets	$2,296,718	$2,274,228
Liabilities and Equity
Liabilities:
Accounts payable	$4,899	$5,807
Accrued liabilities	232,317	263,668
Payable to former stockholder	261,694	262,309
Deferred revenue and other advances	35,082	36,425
Revolving credit facility	100,000	—
Senior unsecured notes	300,000	300,000
Total liabilities	933,992	868,209
Commitments and contingencies (Note 17)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 104,334,982 and 104,155,993 shares issued, as of June 30, 2014 and December 31, 2013, respectively	1,043	1,042
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of June 30, 2014 and December 31, 2013	78	78
Additional paid-in capital	1,116,412	1,100,101
Accumulated other comprehensive income (loss)	95	(600)
Retained earnings	1,014,075	1,072,398
Less: Class A Treasury common stock, at cost, 27,503,479 and 27,439,119 shares, as of June 30, 2014 and December 31, 2013, respectively	(770,037)	(768,224)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,361,666	1,404,795
Non-controlling interests	1,060	1,224
Total equity	1,362,726	1,406,019
Total liabilities and equity	$2,296,718	$2,274,228

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues (see Note 7 for related party amounts)	$122,277	$213,436	$269,518	$348,084
Costs of revenues	87,532	133,276	248,221	218,797
Gross profit	34,745	80,160	21,297	129,287
Product development	611	1,069	1,151	2,032
Selling, general and administrative expenses	54,595	49,711	101,774	92,500
Change in fair value of contingent consideration	(7,220)	—	(4,720)	—
Other operating income (see Note 7 for related party amounts)	(2,317)	(2,859)	(3,989)	(2,859)
Operating (loss) income	(10,924)	32,239	(72,919)	37,614

Non-operating income (expense):
Interest (expense) income, net	(2,484)	777	(4,257)	1,640
Other income, net	1,853	1,050	3,071	2,042
Decrease (increase) in income tax benefit payable to former stockholder	1,695	(371)	2,622	(1,069)
(Loss) income before loss from equity method investees and income taxes	(9,860)	33,695	(71,483)	40,227

Loss from equity method investees	3,467	1,329	6,727	1,329
(Loss) income before income taxes	(13,327)	32,366	(78,210)	38,898
Provision (benefit) for income taxes	2,601	10,118	(19,866)	10,536
Net (loss) income	(15,928)	22,248	(58,344)	28,362
Less: Net (loss) income attributable to non-controlling interests	(541)	(5)	(21)	532
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(15,387)	$22,253	$(58,323)	$27,830

Net (loss) income per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net (loss) income per share	$(0.18)	$0.27	$(0.69)	$0.33
Diluted net (loss) income per share	$(0.18)	$0.26	$(0.69)	$0.33
Shares used in computing net (loss) income per share
Basic	84,554	83,524	84,520	84,094
Diluted	84,554	84,533	84,520	84,898

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net (loss) income	$(15,928)	$22,248	$(58,344)	$28,362
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses)	563	(104)	695	(2,596)
Comprehensive (loss) income	(15,365)	22,144	(57,649)	25,766
Less: Comprehensive (loss) income attributable to non-controlling interests	(541)	(5)	(21)	532
Comprehensive (loss) income attributable to DreamWorks Animation SKG, Inc.	$(14,824)	$22,149	$(57,628)	$25,234

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Operating activities
Net (loss) income	$(58,344)	$28,362
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and write-off of film and other inventory costs(1)	206,493	178,023
Amortization of intangible assets	6,436	4,408
Stock-based compensation expense	8,421	9,837
Amortization of deferred financing costs	550	—
Depreciation and amortization	2,249	2,351
Change in fair value of contingent consideration	(4,720)	—
Revenue earned against deferred revenue and other advances	(32,584)	(39,061)
Income related to investment contributions	(3,989)	(10,700)
Loss from equity method investees	6,727	1,329
Deferred taxes, net	(26,590)	9,576
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(15,691)	7,208
Receivables from distributors	70,315	(18,933)
Film and other inventory costs	(236,376)	(210,984)
Intangible assets	—	1,015
Prepaid expenses and other assets	(14,312)	(8,537)
Accounts payable and accrued liabilities	(38,113)	3,694
Payable to former stockholder	(615)	(14,929)
Income taxes payable/receivable, net	7,353	2,212
Deferred revenue and other advances	56,355	74,825
Net cash (used in) provided by operating activities	(66,435)	19,696
Investing activities
Investments in unconsolidated entities	(13,365)	(14,720)
Purchases of property, plant and equipment	(17,653)	(14,858)
Acquisitions of character and distribution rights	(51,000)	—
Acquisitions, net of cash acquired	(12,605)	(30,093)
Net cash used in investing activities	(94,623)	(59,671)
Financing activities
Proceeds from stock option exercises	261	—
Purchase of treasury stock	(1,956)	(25,854)
Borrowings from revolving credit facility	110,000	45,000
Repayments of borrowings from revolving credit facility	(10,000)	(10,000)
Net cash provided by financing activities	98,305	9,146
Effect of exchange rate changes on cash and cash equivalents	(518)	428
Decrease in cash and cash equivalents	(63,271)	(30,401)
Cash and cash equivalents at beginning of period	95,467	59,246
Cash and cash equivalents at end of period	$32,196	$28,845
Non-cash investing activities:
Contingent consideration portion of business acquisition purchase price	$—	$95,000
Intellectual property and technology licenses granted in exchange for equity interest	3,395	10,129
Services provided in exchange for equity interest	600	571
Total non-cash investing activities	$3,995	$105,700
Supplemental disclosure of cash flow information:
Cash refunded during the period for income taxes, net	$608	$1,529
Cash paid during the period for interest, net of amounts capitalized	$5,273	$690
(1) Included within this amount is depreciation and amortization, interest expense and stock-based compensation previously capitalized to "Film and other inventory costs" (see Note 1). During the six months ended June 30, 2014 and 2013, these amounts totaled $14,066 and $17,378, respectively.
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

Lastly, the Company has continued to derive revenues from the distribution in worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount"), for films that were released on or before December 31, 2012, pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). With respect to each film for which Paramount has rendered fulfillment services, Paramount generally has had the right to continue rendering such services for 16 years from such film's initial general theatrical release. On June 30, 2014, the Company reacquired certain distribution rights from Paramount and, as a result, Paramount only retains television distribution rights (which includes subscription and free video-on-demand formats) for titles covered by the Paramount Agreements. The reacquired rights are now subject to the Fox Distribution Agreement. The amount paid to reacquire these rights was recorded as a definite-lived intangible asset (see Note 6).

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

Basis of Presentation

The accompanying unaudited financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(the "2013 Form 10-K"). Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2014 presentation.

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

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of June 30, 2014, the Company determined that it continued to have a variable interest in ODW as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 7). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 7 for further discussion of how the Company accounts for its investment in ODW, including the Company's remaining contributions (which represent the maximum exposure to the Company).

The Company also determined that, as of June 30, 2014, it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of the Company's obligation to fund all losses. Accordingly, the Company's consolidated financial statements included the activities of the VIE. The consolidation of the VIE had an immaterial impact as of and for the three and six months ended June 30, 2014 and 2013.

Film and Other Inventory Costs Amortization

Amortization and write-off of film and other inventory costs in any period includes depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. The total amount of such expenses reflected as a component of amortization and write-off of film and other inventory costs for the six months ended June 30, 2014 and 2013 is presented in the statements of cash flows.

Goodwill

The Company performs a goodwill impairment test on an annual basis, or sooner if indicators of impairment are identified. As of June 30, 2014, $118.2 million of total goodwill was attributable to the ATV reporting unit (“ATV Goodwill”). ATV Goodwill represented the excess of the purchase price over the identifiable acquired net assets as of the time of the acquisition of ATV. A large portion of ATV’s purchase price was derived from the fair value of the contingent consideration arrangement entered into in connection with the acquisition (see Note 3). As a result, the cash flow assumptions used for purposes of the goodwill impairment assessment are closely aligned with those used to determine the fair value of the contingent consideration. In connection with the fair value assessment of the contingent consideration as of June 30, 2014, the Company evaluated the revised forecasts for the acquired business, noting a decline in the forecasted earnings for the period applicable to the determination of the contingent consideration payment. Based on this information, the Company determined

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that an interim goodwill impairment test was necessary and, accordingly, performed a qualitative assessment (commonly referred to as Step 0) to determine whether it was more likely than not that the fair value of the reporting unit was below its carrying value. This assessment included a review of the forecast for periods extending beyond the contingent consideration performance period, which reflected a significant decline in forecasted earnings for certain of the reporting unit's revenue streams when compared to the forecasted amounts at the time of the initial valuation of ATV, as well as delays in the timing of revenue growth. Based on this evaluation, the Company concluded that it was more likely than not that the fair value of the ATV reporting unit was less than the reporting unit's carrying amount and, accordingly, the Company proceeded with determining whether the reporting unit's fair value was greater than its carrying value (referred to as Step 1). The Company used the income approach to determine fair value and applied a blended discount rate of 35%. Because a key driver of fair value when applying the income approach is the forecast of future cash flows, the Company's determination of fair value was highly dependent on the level and timing of forecasted earnings and the resulting cash flows. Due to ATV’s limited operating history, there is significant uncertainty in the underlying estimates of ATV’s forecasted earnings. Changes in one or more of the key assumptions could lead to a different fair value of the reporting unit. For further discussion, see "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill."

Upon completion of this analysis, the Company concluded that the fair value of the ATV reporting unit was greater than its carrying value by approximately 12% as of June 30, 2014 and, thus, ATV Goodwill was not impaired as of June 30, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	ultimate revenues and ultimate costs of film, television product and live performance productions;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	determination of the fair value of reporting units for purposes of testing goodwill for impairment;

•	determination of fair value of non-cash contributions to investments in unconsolidated entities;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies and contingent consideration arrangements; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.

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

In June 2014, the FASB issued an accounting standards update relating to the accounting for certain share-based awards. The accounting update states that, when the terms of an award provide that a performance target could be achieved after the requisite service period, the performance target should be treated as a performance condition that affects vesting and should not be reflected in the grant-date fair value. Companies are permitted to apply the guidance either prospectively to all awards granted or modified after the effective date or retrospectively to awards outstanding as of the beginning of the earliest annual period presented. The guidance is effective for the Company's fiscal year beginning January 1, 2016, with early adoption permitted. The Company adopted the new guidance upon issuance of the accounting standards update, which did not have an impact on its consolidated financial statements as the Company's existing accounting policy was already consistent with this guidance.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2014, the FASB issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the model is to recognize revenue when control of goods or services transfers to the customer and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services that have transferred. Under current U.S. GAAP, the Company recognizes revenue when the risks and rewards of ownership transfer to the customer. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. The guidance is effective for the Company's fiscal year beginning January 1, 2017, including interim periods within that fiscal year. Early adoption is not permitted. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). The Company is in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on its consolidated financial statements.

In July 2013, the FASB issued an accounting standards update relating to the presentation of unrecognized tax benefits. The accounting update requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. The guidance is effective for the Company's fiscal year beginning January 1, 2014, with early adoption permitted. The Company adopted the new guidance effective January 1, 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

3.	Acquisitions

Recent Acquisitions

The Company entered into an Agreement and Plan of Merger and Reorganization (the "Big Frame Merger Agreement”) pursuant to which, on April 7, 2014 (the “Big Frame Closing Date”), a wholly-owned subsidiary of the Company merged with and into Big Frame, Inc. (“Big Frame”). As a result of this transaction, Big Frame became a wholly-owned subsidiary of the Company. Big Frame is an online multi-channel network that connects advertisers with highly engaged audiences. The goodwill that resulted from the acquisition represents the potential synergies between Big Frame and the Company’s multi-channel network presence on the Internet and is not deductible for tax purposes.

Additionally, on May 20, 2014, the Company acquired certain rights, properties and other items pertaining to Felix the Cat and related characters pursuant to an Asset Purchase Agreement. The acquisition was accounted for as a business combination due to the Company assuming certain licensing arrangements related to the rights. The goodwill that resulted from the acquisition represents potential synergies between the rights acquired and consumer product opportunities. The goodwill is deductible for tax purposes.

The Company’s total cash consideration for these two transactions totaled approximately $33.6 million. As a result of these transactions and the preliminary purchase price allocations, the primary assets acquired were identifiable intangible assets of $22.1 million and resulting goodwill of $10.4 million. The results of operations for these two acquisitions have been included in the Company’s consolidated financial statements since their respective closing dates and had an immaterial impact for the three and six months ended June 30, 2014.

AwesomenessTV

On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, on May 3, 2013 (the "ATV Closing Date"), a wholly-owned subsidiary of the Company ("the Merger Sub") merged with and into ATV. As a result of this transaction, ATV became a wholly-owned subsidiary of the Company. ATV is an online next-generation media production company that generates revenues primarily from online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. Through ATV's multi-channel network presence on the Internet, the Company will be able to gain access to new content distribution methods, as well as a broader audience. The goodwill that resulted from the acquisition represents the potential synergies between ATV's filmed content, character portfolio and the Company's cross-platform expansion plans. The goodwill is allocated to a reporting unit that is currently not part of a separately reportable segment.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the contingent consideration arrangement at the acquisition date was $95.0 million. The key assumptions in applying the income approach were as follows: an 8.5% discount rate, volatility of 32.6% and a probability-adjusted earnings measure for ATV of $25.0 million for 2014 and $41.0 million for 2015. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% or a volatility rate of 20.0% would change the estimated fair value of the contingent consideration to $90.5 million and $103.5 million, respectively. Under the Merger Agreement, the maximum contingent consideration that may be earned is $117.0 million. The estimate of contingent consideration liability decreased from $96.5 million as of December 31, 2013 to $91.8 million as of June 30, 2014, primarily due to changes in the forecast of cash flows. The change in estimate was recorded as a gain in the consolidated statements of operations. As of June 30, 2014, the discount rate and volatility applied were 16.5% and 35.3%, respectively. Using a discount rate of 25% or a volatility of 20% would change the estimated fair value of the contingent consideration to $88.6 million and $99.3 million, respectively.

Pro Forma Financial Information

The following table presents (in thousands, except per share data) pro forma results of the Company as though ATV had been acquired as of January 1, 2012 (the beginning of the prior annual reporting period based on the period in which the acquisition occurred).

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$213,984	$348,905
Net income attributable to DreamWorks Animation SKG, Inc.	$22,443	$26,340
Basic net income per share	$0.27	$0.31
Diluted net income per share	$0.27	$0.31

These pro forma results do not necessarily represent what would have occurred if the ATV transaction had taken place on January 1, 2012, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and ATV prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include a increase to tax expense in the amount of $1.4 million for the six months ended June 30, 2013. The pro forma results also include an increase to amortization expense related to the fair value of the intangible assets acquired of $1.0 million for the three months ended June 30, 2013 and $3.9 million for the six months ended June 30, 2013.

4.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of June 30, 2014, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of June 30, 2014, the fair value of the senior unsecured notes approximated carrying value as the current borrowing rate approximated the debt instrument's actual interest rate. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the consolidated balance sheets. The fair value of these investments at June 30, 2014 and December 31, 2013 was measured based on quoted prices in active markets.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Film and Other Inventory Costs

Film, television, live performance and other inventory costs consist of the following (in thousands):

	June 30, 2014	December 31, 2013
In release, net of amortization:
Feature films	$443,929	$285,238
Television series and specials	55,527	58,631
In production:
Feature films	305,295	474,609
Television series and specials	49,937	15,332
In development:
Feature films	108,443	75,498
Television series and specials	165	1,500
Product inventory and other(1)	16,623	32,678
Total film, television, live performance and other inventory costs, net	$979,919	$943,486
 ____________________

(1)
This category includes $8.8 million and $24.8 million of capitalized live performance costs as of June 30, 2014 and December 31, 2013, respectively. In addition, as of June 30, 2014 and December 31, 2013, this category includes $7.7 million and $7.9 million, respectively, of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution in the home entertainment market.

The Company anticipates that approximately 51% and 83% of the above "in release" film and other inventory costs as of June 30, 2014 will be amortized over the next 12 months and three years, respectively.

As a result of the weaker-than-expected worldwide theatrical performance of Mr. Peabody and Sherman (released into the domestic theatrical market during March 2014), the Company performed an analysis as of March 31, 2014 to determine whether the unamortized film inventory costs exceeded fair value and was thus impaired. Key assumptions used in the fair value measurement were a discount rate of 7% and estimated remaining cash flows over a period of approximately 15 years. As a result of the analysis, the six-month period ended June 30, 2014 includes an impairment charge of $57.1 million.

No impairment charges were recorded on film and other inventory costs during the six months ended June 30, 2013.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets

As of June 30, 2014 and December 31, 2013, intangible assets included $69.2 million and $49.5 million, respectively, of indefinite-lived intangible assets. In addition, intangible assets were comprised of definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of June 30, 2014:
Character rights	13.9	$99,000	$(11,994)	$3,003	$90,009
Distribution rights	11.2	30,000	—	—	30,000
Programming content	2.0	11,200	(6,533)	—	4,667
Trademarks and trade names	10.0	1,410	(145)	—	1,265
Other intangibles	4.4	2,700	(403)	—	2,297
Total		$144,310	$(19,075)	$3,003	$128,238

As of December 31, 2013:
Character rights	13.9	$99,000	$(8,663)	$1,754	$92,091
Programming content	2.0	11,200	(3,733)	—	7,467
Trademarks and trade names	10.0	1,200	(80)	—	1,120
Other intangibles	2.0	500	(167)	—	333
Total		$111,900	$(12,643)	$1,754	$101,011

The Company expects to record amortization over the next five fiscal years as follows (in thousands):

2015	$12,260
2016	11,168
2017	11,588
2018	11,515
2019	11,130
Total	$57,661

7.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	June 30,	December 31,
	June 30, 2014	2014	2013
Oriental DreamWorks Holding Limited	45.45%	$16,645	$16,389
All Other	17.5%-50.0%	3,642	3,140
Total equity method investments		20,287	19,529

Total cost method investments		29,013	19,013
Total investments in unconsolidated entities		$49,300	$38,542

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the equity method of accounting, the carrying value of an investment is adjusted for the Company's proportionate share of the investees' earnings and losses (adjusted for the amortization of any differences in the Company's basis, with respect to the Company's investment in ODW, compared to the Company's share of venture-level equity), as well as contributions to and distributions from the investee. The Company classifies its share of income or loss from investments accounted for under the equity method as income/loss from equity method investees in its consolidated statements of operations.

(Loss) income from equity method investees consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Oriental DreamWorks Holding Limited(1)	$(2,394)	$(957)	$(4,604)	$(957)
All Other	(1,073)	(372)	(2,123)	(372)
(Loss) income from equity method investees	$(3,467)	$(1,329)	$(6,727)	$(1,329)

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from December 1, 2013 to May 31, 2014.

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $6.6 million had been funded as of June 30, 2014, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $28.7 million had been satisfied as of June 30, 2014). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the three and six months ended June 30, 2013, the Company's consolidated statements of operations included $7.8 million of revenues recognized in connection with non-cash contributions made to ODW. The Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $2.3 million and $2.9 million during the three months ended June 30, 2014 and 2013, respectively, and $4.0 million and $2.9 million during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company's remaining contributions consisted of the following: (i) $43.4 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $7.0 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

June 30, 2014
Company's venture-level equity	$40,997
Technology and intellectual property licenses(1)	(17,042)
Other(2)	(7,310)
Total ODW investment recorded	$16,645

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China (beginning with The Croods). In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned through ODW's distribution of its feature films of $1.3 million and $2.0 million during the three- and six-month periods ended June 30, 2014, respectively, and $13.0 million during each of the three- and six-month periods ended June 30, 2013. As of June 30, 2014 and December 31, 2013, the Company's consolidated balance sheets included receivables from ODW of $7.1 million and $3.8 million, respectively, which were classified as a component of trade accounts receivable, and $3.6 million and $16.7 million, respectively, which were classified as a component of receivables from distributors.

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Employee compensation	$28,571	$65,625
Participations and residuals	46,495	50,690
Contingent consideration(1)	92,691	97,545
Interest payable	7,958	7,849
Income taxes payable	7,494	118
Deferred rent	10,793	8,114
Other accrued liabilities	38,315	33,727
Total accrued liabilities	$232,317	$263,668
  ____________________

(1)	Primarily represents the Company's estimate of the amount of contingent consideration payable in connection with the acquisition of ATV (refer to Note 3 for further information).

As of June 30, 2014, the Company estimates that over the next 12 months it will pay approximately $23.9 million of its accrued participation and residual costs.

9.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the three- and six-month periods ended June 30, 2014 and 2013 (in thousands):

			Amounts Earned
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Deferred Revenue	$8,673	$14,578	$8,628	$5,741	$16,265	$13,473
Strategic Alliance/Development Advances(1)	4,167	1,667	8,229	6,816	15,367	15,890
Other(2)	22,242	20,180	6,228	23,865	26,125	28,617
Total deferred revenue and other advances	$35,082	$36,425

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 ____________________

(1)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended June 30, 2014 and 2013, $3.5 million and $2.7 million, respectively, and $5.9 million and $7.9 million for the six months ended June 30, 2014 and 2013, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended June 30, 2014 and 2013, of the total amounts earned, $2.5 million and $0.7 million, respectively, and for the six months ended June 30, 2014 and 2013, $3.5 million and $1.2 million, respectively, were recorded as a reduction to other assets. During the six months ended June 30, 2014 and 2013, $0.5 million and $1.3 million, respectively, were recorded as a reduction to prepaid expenses. During the three months ended June 30, 2014 and 2013, of the total amounts earned, $0.5 million and $0.6 million, respectively, and for the six months ended June 30, 2014 and 2013, $1.6 million and $1.0 million, respectively, were recorded as a reduction to operating expenses.

(2)	Of the total amounts earned, for the six months ended June 30, 2014, $14.0 million was recorded as a reduction to film and other inventory costs.

10.	Financing Arrangements

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

Revolving Credit Facility. The Company has a revolving credit facility with a number of banks. On August 10, 2012, the Company and the facility banks terminated the then-existing credit agreement and entered into a new Credit Agreement ("New Credit Agreement"). The New Credit Agreement allows the Company to have outstanding borrowings up to $400.0 million at any one time, on a revolving basis. The Company may from time to time, so long as no default or event of default has occurred under the New Credit Agreement, increase the commitments under the New Credit Agreement by up to $50.0 million. Borrowings are secured by substantially all of the Company's assets. The New Credit Agreement requires the Company to maintain a specified ratio of total debt to total capitalization and a specified ratio of net remaining ultimates to facility exposure. In addition, subject to specified exceptions, the New Credit Agreement also restricts the Company and its subsidiaries from

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taking certain actions, such as granting liens, entering into any merger or other significant transactions, making distributions, entering into transactions with affiliates, agreeing to negative pledge clauses and restrictions on subsidiary distributions, and modifying organizational documents. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts (per draw) is determined by reference to either i) the lending banks' base rate plus 1.50% per annum or ii) the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum.

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

					Interest Expense
					Three Months Ended		Six Months Ended
	Balance Outstanding at		Maturity Date		June 30,		June 30,
	June 30, 2014	December 31, 2013		Interest Rate at June 30, 2014	2014	2013	2014	2013
Senior Unsecured Notes	$300,000	$300,000	August 2020	6.875%	$2,849	N/A	$5,083	N/A
Revolving Credit Facility	$100,000	$—	August 2017	2.70%	$466	$215	$841	$435
____________________
N/A: Not applicable

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three months ended June 30, 2014 and 2013, the Company incurred interest costs totaling $6.2 million and $1.7 million, respectively, of which $2.6 million and $1.5 million, respectively, were capitalized to film costs. During the six months ended June 30, 2014 and 2013, the Company incurred interest costs totaling $12.3 million and $3.3 million, respectively, of which $5.8 million and $2.9 million, respectively, were capitalized to film costs.

As of June 30, 2014, the Company was in compliance with all applicable financial debt covenants.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

Set forth below is a reconciliation of the components that caused the Company's provision/benefit for income taxes (including the income statement line item "Decrease (increase) in income tax benefit payable to former stockholder") to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013(4)	2014	2013(4)
Provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	0.5	(1.7)	1.4	(1.9)
Export sales exclusion/manufacturer's deduction(2)	15.4	(0.7)	3.9	0.8
Research and development credit(2)	—	(1.8)	—	(6.1)
Federal energy tax credit(3)	—	(2.0)	—	(2.1)
Executive compensation	(39.4)	3.2	(7.6)	3.2
Non-controlling interests	5.8	—	1.1	—
Change in fair value of contingent consideration	(2.5)	—	(1.5)	—
Losses from an equity method investee	(19.0)	—	(3.5)	—
Other	(1.8)	—	(1.0)	0.1
Effective tax rate (combined with decrease/increase in income tax benefit payable to former stockholder)(1)	(6.0)%	32.0%	27.8%	29.0%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	0.5	—	0.1	—
Export sales exclusion/manufacturer's deduction(2)	(15.9)	0.4	(3.9)	(1.0)
Imputed interest on payable to former stockholder	3.1	(1.5)	0.6	(1.6)
Other	1.0	—	—	—
Total change in income tax benefit payable to former stockholder(1)	(11.3)%	(1.1)%	(3.2)%	(2.6)%
Effective tax rate	(17.3)%	30.9%	24.6%	26.4%

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

Although the Company recognized a pre-tax loss for the three months ended June 30, 2014, the Company's effective tax rate and combined effective tax rate were negative due to limitations on its ability to recognize a portion of its state tax benefit during the quarter.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's California state tax returns for all years subsequent to 2007 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2011 through 2012.

12.	Stockholders’ Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three and six months ended June 30, 2014, the Company did not repurchase any shares of its Class A Common Stock. During the three and six months ended June 30, 2013, the Company repurchased 0.5 million and 1.3 million shares, respectively, of its outstanding Class A Common Stock for $8.8 million and $25.0 million, respectively, under the July 2010 authorization. As of June 30, 2014, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

Non-controlling Interests

The Company's consolidated balance sheets include non-controlling interests, which are presented as a separate component of equity. A non-controlling interest represents the other equity holder's interest in a joint venture that the Company consolidates. The net income or loss attributable to the non-controlling interests is presented in the Company’s consolidated statements of operations. There is no other comprehensive income or loss attributable to the non-controlling interests.

The following table presents the changes in equity for the six-month periods ended June 30, 2014 and 2013 (in thousands):

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2013	$1,404,795	$1,224	$1,406,019
Proceeds from stock option exercises	261	—	261
Stock-based compensation	15,989	—	15,989
Purchase of treasury shares	(1,751)	—	(1,751)
Foreign currency translation adjustments	695	—	695
Distributions to non-controlling interest holder	—	(143)	(143)
Net loss	(58,323)	(21)	(58,344)
Balance as of June 30, 2014	$1,361,666	$1,060	$1,362,726

Balance as of December 31, 2012	$1,345,616	$630	$1,346,246
Stock-based compensation	18,224	—	18,224
Purchase of treasury shares	(25,685)	—	(25,685)
Foreign currency translation adjustments	(2,596)	—	(2,596)
Distributions to non-controlling interest holder	—	(45)	(45)
Net income	27,830	532	28,362
Balance as of June 30, 2013	$1,363,389	$1,117	$1,364,506

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Stock-Based Compensation

The Company recognizes compensation costs for equity awards granted to its employees based on each award's grant-date fair value. Most of the Company's equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the requisite service period. Compensation cost for certain performance-based awards is recognized using a graded expense-attribution method. The Company has granted performance-based awards where the value of the award upon vesting will vary depending on the level of performance ultimately achieved (for example, during the year ended December 31, 2013, the Company granted awards that vest only if the Company achieves positive earnings before interest and taxes for the year ending December 31, 2014). The Company recognizes compensation cost for these awards based on the level of performance expected to be achieved. The Company will recognize the impact of any change in estimate in the period of the change.

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June 30, 2014 and 2013, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total stock-based compensation	$3,112	$5,762	$8,421	$9,837
Tax impact(1)	187	(1,844)	(2,341)	(2,853)
Reduction in net income, net of tax	$3,299	$3,918	$6,080	$6,984
 ____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the income statement line item "Decrease/increase in income tax benefit payable to former stockholder" (see Note 11).

Stock-based compensation cost capitalized as a part of film costs was $3.7 million and $4.0 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $7.3 million and $8.3 million for the six-month periods ended June 30, 2014 and 2013, respectively.

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three- and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)
2014
Restricted stock and restricted stock units	235	$25.21	459	$27.50
2013
Restricted stock and restricted stock units	166	$21.49	427	$18.67

As of June 30, 2014, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $71.9 million and will be amortized on a straight-line basis over a weighted average period of 1.8 years.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Feature Films	$69,686	$172,921	$179,722	$251,446
Television Series and Specials	19,950	21,131	37,919	40,499
Consumer Products	18,533	15,609	30,661	43,113
All Other	14,108	3,775	21,216	13,026
Total revenues	$122,277	$213,436	$269,518	$348,084

Gross profit(1)
Feature Films	$23,902	$68,052	$(1,526)	$93,983
Television Series and Specials	1,220	6,762	6,979	11,679
Consumer Products	7,308	5,046	13,351	23,494
All Other	2,315	300	2,493	131
Total gross profit	$34,745	$80,160	$21,297	$129,287
____________________

(1)
The Company defines segment profit as segment revenues less segment costs of revenues ("segment gross profit"). The Company's segment gross profit is equivalent to total gross profit (or loss) as presented on the consolidated statements of operations, which includes a reconciliation to consolidated (loss) income before income taxes.

The following table presents goodwill for each of the Company's reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	All Other	Total
Balance as of December 31, 2013	$43,995	$6,111	$10,999	$118,617	$179,722
Measurement period adjustments related to the acquisition of ATV	—	—	—	(428)	(428)
Acquisitions	—	—	1,300	9,073	10,373
Balance as of June 30, 2014	$43,995	$6,111	$12,299	$127,262	$189,667

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Related Party Transactions

Transactions with ODW

During the six months ended June 30, 2014, the Company had various transactions with a related party, ODW. See Note 7 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV (which the Company acquired in May 2013) have formed joint ventures related to the music business. As it relates to these arrangements, for the three and six months ended June 30, 2014 and 2013, revenues recognized and expenses incurred (which were recorded as film inventory costs) were not material. As of June 30, 2014, the Company's deferred revenue and other advances (see Note 9) included a cash advance received in the amount of $5.0 million related to music licensing revenues.

Fuhu, Inc.

The Company holds an equity investment in Fuhu, Inc. (“Fuhu”) representing approximately 3% of Fuhu’s outstanding equity securities. The Company's chief financial officer’s son currently serves as the chief financial officer of Fuhu. The Company has entered into various agreements with Fuhu, involving, among other things, the licensing of certain of the Company’s characters and other intellectual property for use by Fuhu in connection with Fuhu’s tablet computers and the provision of marketing and other services to Fuhu. During the six months ended June 30, 2014, revenues earned from Fuhu were immaterial.

16.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's third-party distributors, Paramount and Fox. Paramount represented approximately 27% and 47% of total revenue for the three-month periods ended June 30, 2014 and 2013, respectively, and 27% and 51% for the six-month periods ended June 30, 2014 and 2013, respectively. Fox represented approximately 30% and 28% of total revenue for the three-month periods ended June 30, 2014 and 2013, respectively, and 21% and 18% for the six-month periods ended June 30, 2014 and 2013, respectively .

As of June 30, 2014 and December 31, 2013, approximately 58% and 49%, respectively, of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix, Inc.

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

18.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(15,387)	$22,253	$(58,323)	$27,830
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,658	83,634	84,624	84,204
Less: Unvested restricted stock	(104)	(110)	(104)	(110)
Denominator for basic calculation	84,554	83,524	84,520	84,094
Weighted average effects of dilutive stock-based compensation awards:
Restricted stock awards	—	1,009	—	804
Denominator for diluted calculation	84,554	84,533	84,520	84,898
Net (loss) income per share—basic	$(0.18)	$0.27	$(0.69)	$0.33
Net (loss) income per share—diluted	$(0.18)	$0.26	$(0.69)	$0.33

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts (for periods where the Company had net income) because the effects would be anti-dilutive:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Options to purchase shares of common stock and restricted stock awards	1,714	3,180
Stock appreciation rights	5,112	5,172
Total	6,826	8,352

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares (for periods where the Company had net income) as the required performance conditions had not been met as of June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Options to purchase shares of common stock and restricted stock awards	716	716

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Restructuring Charges

During the three months ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. During the three months ended March 31, 2013, the Company implemented a restructuring plan to lower the cost structure, which resulted in a commitment to further reduce its workforce. As a result, the Company incurred restructuring charges attributable to employee-related costs (primarily related to severance and benefits) totaling $0.4 million for 12 employees, and $2.9 million for 59 employees for the three- and six-month periods ended June 30, 2013, respectively. Restructuring charges were not material for the six months ended June 30, 2014. These charges were recorded in costs of revenues and selling, general and administrative expenses in the Company's consolidated statements of operations. Payments made during the three months ended June 30, 2014 and 2013 totaled $0.7 million and $2.5 million, respectively, and during the six months ended June 30, 2014 and 2013 totaled $1.7 million and $4.5 million, respectively, related to these restructuring plans. As of June 30, 2014 and December 31, 2013, $0.2 million and $1.7 million, respectively, remained accrued as a liability. As of June 30, 2014, the Company's restructuring plans were substantially complete. The Company's restructuring plans are primarily attributable to its Feature Films reportable segment.

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

Management Overview

The discussion of our revenues and costs of revenues for the three and six months ended June 30, 2014 and 2013 reflects our new segment categories. Refer to Note 14 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further information, including a description of each of our segments.

The following is a summary of the significant items that affected our financial results for the three and six months ended June 30, 2014:

•
During the three and six months ended June 30, 2014, we incurred a net loss (excluding net loss/income attributable to non-controlling interests) of $15.4 million, or a loss of $0.18 per share, and $58.3 million, or a loss of $0.69 per share, respectively. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the three months ended June 30, 2014, we released our feature film How to Train Your Dragon 2. A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results —Revenues—Feature Films— Current year theatrical releases."

•
In May 2013, we completed the acquisition of AwesomenessTV ("ATV"). During the three and six months ended June 30, 2014, our operating results included $9.2 million and $13.3 million, respectively, of revenues and, for each of the three- and six-month periods ended June 30, 2014, $2.3 million of gross profit attributable to ATV. Further discussion is provided in the section entitled "—Overview of Financial Results."

•
As of June 30, 2014, we updated our estimate of the fair value of the contingent consideration liability related to the acquisition of ATV. As a result, during the three and six months ended June 30, 2014, we recorded a gain of $7.2 million and $4.7 million, respectively, to reflect the change in fair value of the liability. Further discussion is provided in the section entitled "—Overview of Financial Results."

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

For further information on our business, refer to Note 1 of our unaudited consolidated financial statements in "Part I—Item 1." For further details of our primary distribution and servicing arrangements, see "Part I—Item 1—Business—Distribution and Servicing Arrangements" of our 2013 Form 10-K. In addition, on June 30, 2014, we reacquired certain distribution rights from Paramount and, as a result, Paramount only retains television distribution rights (which includes subscription and free video-on-demand formats) for titles covered by the Paramount Agreements. The reacquired rights are now subject to the Fox Distribution Agreement.

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

Due to the significant expansion of our merchandising and licensing activities, we have made a strategic shift in our business such that some of our consumer product programs are becoming perennial rather than focused on specific events, such as film or DVD releases. Consumer product revenues derived from our franchise properties (e.g., Shrek and Madagascar) are allocated to individual titles based on the time period surrounding a title's initial release. Consumer product revenues earned in periods significantly after initial release are attributed to the franchise's brand and not an individual title.

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

Television Series and Specials. Similar to our Feature Films segment, costs of revenues related to our Television Series and Specials segment primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized. In addition, costs of revenues include amortization of intangible assets (which consists of certain character rights). Our television series and specials are typically not subject to the same distribution agreements as our feature films, and accordingly, costs of revenues includes distribution and marketing costs directly incurred by us. We also use a third-party, ANConnect (formerly, Anderson Merchandisors) ("Anderson"), to distribute certain home entertainment product in the U.S. and Canada, and as a result of our arrangement with Anderson, costs of revenues also include costs related to physical inventory sales and associated distribution fees.

Consumer Products. Costs of revenues associated with our Consumer Products segment are primarily related to the portion of amortization of capitalized costs of our film, television series/specials and live performances, as well as amortization of certain intangible assets, associated with consumer product and licensing revenues. Costs of revenues also include participation costs, direct costs for sales commissions to outside third parties for the licensing and merchandising of our characters and certain marketing and promotion costs.

All Other. All Other costs of revenues primarily include those attributable to ATV and our live performance business. Costs of revenues associated with our live performance business include the amortization of capitalized costs (excluding the portion attributable to consumer products revenue), marketing and other operating costs.

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

Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is substantially reduced after a film’s initial theatrical release, and thus, to the extent that we record a material impairment charge, it generally occurs in the quarter of a film's initial theatrical release. For example, in the quarter ended December 31, 2012, we recorded an impairment charge of $86.9 million with respect to our film Rise of the Guardians, which was initially released in November 2012. In the quarter ended March 31, 2014, we recorded an impairment charge of $57.1 million with respect to our film Mr. Peabody and Sherman, which was released in March 2014. We may also from time to time observe indicators of impairment subsequent to a film’s initial worldwide theatrical release, such as lower-than-expected performance in home entertainment and other post-theatrical markets, which result in a reduction in our estimate of a film’s Ultimate Revenues and may result in an impairment of the film in periods following its initial theatrical release. For example, Turbo was initially released in July 2013 in the domestic theatrical market and we recorded an impairment charge on the film during the quarter ended December 31, 2013.

As it relates to titles that have been impaired, additional impairments may be recorded subsequently if the uncertain components of our future revenues do not materialize as expected. For example, we may experience a further impairment of Turbo's remaining carrying costs if the uncertain components of our future revenues (e.g., those related to home entertainment sales and some consumer products licensing activity) do not materialize as currently expected. A reduction of 10% in our estimated future revenues attributable to Turbo would result in an additional impairment charge of approximately $4 million to $8 million. We may also experience a further impairment of Mr. Peabody and Sherman's remaining carrying costs if the uncertain components of our future revenues (e.g., those related to home entertainment sales) do not materialize as currently expected. A reduction of 10% in our estimated future revenues attributable to Mr. Peabody and Sherman would result in an additional impairment charge of approximately $5 million to $10 million.

For a discussion of write-downs of capitalized production costs recorded during the six months ended June 30, 2014, see "—Overview of Financial Results—Costs of Revenues."

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

Other Operating Income

Operating-related income or gains that are not considered revenues are classified as other operating income in our consolidated statements of operations. Other operating income largely consists of income recognized in connection with our contributions to ODW in the form of consulting and training services and the license of technology. Refer to the section entitled "—Overview of Financial Results—Other Operating Income" for further details of amounts recognized as other operating income during the three and six months ended June 30, 2014.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014(1)	2013	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$122.3	$213.4	$(91.1)	(42.7)%	$269.5	$348.0	$(78.5)	(22.6)%
Costs of revenues	87.5	133.3	(45.8)	(34.4)%	248.2	218.8	29.4	13.4%
Gross profit	34.8	80.1	(45.3)	(56.6)%	21.3	129.2	(107.9)	(83.5)%
Product development	0.6	1.1	(0.5)	(45.5)%	1.2	2.0	(0.8)	(40.0)%
Selling, general and administrative expenses	54.6	49.7	4.9	9.9%	101.8	92.5	9.3	10.1%
Change in fair value of contingent consideration	(7.2)	—	(7.2)	(100.0)%	(4.7)	—	(4.7)	(100.0)%
Other operating income	(2.3)	(2.9)	(0.6)	(20.7)%	(4.0)	(2.9)	1.1	37.9%
Operating (loss) income	(10.9)	32.2	(43.1)	NM	(73.0)	37.6	(110.6)	NM

Non-operating income (expense):
Interest (expense) income, net	(2.5)	0.8	(3.3)	NM	(4.2)	1.6	(5.8)	NM
Other income, net	1.8	1.0	0.8	80.0%	3.1	2.0	1.1	55.0%
Decrease (increase) in income tax benefit payable to former stockholder	1.7	(0.4)	2.1	NM	2.6	(1.1)	3.7	NM
(Loss) income before loss from equity method investees and income taxes	(9.9)	33.6	(43.5)	NM	(71.5)	40.1	(111.6)	NM

Loss from equity method investees	3.4	1.3	2.1	161.5%	6.7	1.3	5.4	415.4%
(Loss) income before income taxes	(13.3)	32.3	(45.6)	NM	(78.2)	38.8	(117.0)	NM
Provision (benefit) for income taxes	2.6	10.1	(7.5)	(74.3)%	(19.9)	10.5	(30.4)	NM
Net (loss) income	(15.9)	22.2	(38.1)	NM	(58.3)	28.3	(86.6)	NM
Less: Net (loss) income attributable to non-controlling interests	(0.5)	—	(0.5)	100.0%	—	0.5	(0.5)	(100.0)%
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(15.4)	$22.2	$(37.6)	NM	$(58.3)	$27.8	$(86.1)	NM

Diluted net (loss) income per share attributable to DreamWorks Animation SKG, Inc.	$(0.18)	$0.26	$(0.44)	NM	$(0.69)	$0.33	$(1.02)	NM
Shares used in computing diluted net (loss) income per share	84.6	84.5		0.1%	84.5	84.9		(0.5)%
____________________
NM: Not Meaningful.

(1)
Our results for the six months ended June 30, 2014 included a write-down of film costs totaling $57.1 million. See "—Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013—Costs of Revenues" for further details.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following chart sets forth (in millions), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
Revenues ($ in millions)
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
$122.3(1)
Feature Films, $69.7
57.0%
Television Series and Specials, $20.0
16.4%
Consumer Products, $18.5
15.1%
All Other, $14.1
11.5%
$213.4(1)
Feature Films, $172.9
81.0%
Television Series and Specials, $21.1
9.9%
Consumer Products, $15.6
7.3%
All Other, $3.8
1.8%
2Q 2014
2Q 2013

________________

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

Revenues. For the three months ended June 30, 2014, our revenues were $122.3 million, a decrease of $91.1 million, or 42.7%, as compared to $213.4 million for the three months ended June 30, 2013.

Feature Films

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$180
$150
$120
$90
$60
$30
$0
$69.7(1)
$172.9(1)
How to Train Your Dragon 2, $2.6
Mr. Peabody and Sherman, $1.5
Turbo, $11.0
$4.1
The Croods, $25.5
$36.5
Rise of the Guardians, $2.0
Library, $27.1
The Croods, $71.5
Rise of the Guardians, $16.6
$64.0
Madagascar 3, $47.4
Puss in Boots, $1.3
Library, $36.1
2Q 2014
2Q 2013
Current year theatrical releases
Prior year theatrical releases
Preceding year theatrical releases
Library

_________

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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category decreased $67.4 million, or 94.3%, during the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. The Croods (March 2013 release) was a stronger-performing title than Mr. Peabody and Sherman (March 2014 release). During the three months ended June 30, 2013, The Croods contributed $71.5 million, or 33.5%, of consolidated revenues, earned in the worldwide theatrical markets, while, during the three months ended June 30, 2014, Mr. Peabody and Sherman contributed $1.5 million, or 1.2%, of revenues, primarily earned in the international theatrical market. Although Fox has not yet recouped their marketing and distribution costs, we currently anticipate that they will recoup their costs from their future on-going distribution of Mr. Peabody and Sherman in the post-theatrical (e.g., home entertainment and television) markets.

Additionally, during the three months ended June 2014, we released How to Train Your Dragon 2 (June 2014 release) which contributed $2.6 million, or 2.1%, of consolidated revenues earned in the ancillary markets. We did not release a film during a similar time frame during the three months ended June 30, 2013. As is somewhat typical for many of our new theatrical releases, our primary distributor did not report any theatrical revenue to us during the three months ended June 30, 2014 for How to Train Your Dragon 2 as Fox is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film. We currently anticipate that Fox will recoup their marketing and distribution costs during the three months ending September 30, 2014 from their on-going distribution of How to Train Your Dragon 2 in the international theatrical markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $27.5 million, or 43.0%, to $36.5 million during the three months ended June 30, 2014 when compared to $64.0 million of revenues earned during the three months ended June 30, 2013. This decrease was primarily due to the timing of Madagascar 3 (June 2012 release) becoming available for distribution in the domestic pay television window during the three months ended June 30, 2013. 2014's "Prior year theatrical release" titles became available in the domestic pay television market (which includes SVOD distribution) during the three months ended March 31, 2014.

For the three months ended June 30, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo (July 2013 release) and The Croods (March 2013 release). During the three months ended June 30, 2013, Turbo contributed $11.0 million, or 9.0%, of revenues, primarily earned in the worldwide home entertainment markets. During the three months ended June 30, 2014, The Croods contributed $25.5 million, or 20.9%, of revenues, primarily earned in the international pay television market.

For the three months ended June 30, 2013, "Prior year theatrical release" revenues consisted of those generated by Rise of the Guardians (November 2012 release) and Madagascar 3 (June 2012 release). During the three months ended June 30, 2013, Rise of the Guardians contributed $16.6 million, or 7.8%, of revenues primarily earned in the worldwide home entertainment and television markets. During the three months ended June 30, 2013, Madagascar 3 contributed $47.4 million, or 22.2%, of revenues, primarily earned in the worldwide television markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category increased $0.7 million, or 53.8%, to $2.0 million during the three months ended June 30, 2014 when compared to $1.3 million of revenues earned during the three months ended June 30, 2013. During the three months ended June 30, 2014, Rise of the Guardians (an original title released in November 2012) contributed $2.0 million, or 1.6%, of consolidated revenues, primarily earned in the worldwide home entertainment market. During the three months ended June 30, 2013, Puss in Boots (a sequel title released in October 2011) contributed $1.3 million, or 0.6% of revenues, primarily earned in the international home entertainment market.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category decreased $9.0 million, or 24.9%, to $27.1 million during the three months ended June 30, 2014 when compared to $36.1 million of revenue earned during the three months ended June 30, 2013. During the three months ended June 30, 2013, our "Library" category benefited from the timing of a larger number of titles becoming available for release in the international free television market which resulted in higher revenues for this period when compared to the three months ended June 30, 2014. Our feature film titles are generally released into the international free television market two to three years after the title's initial domestic theatrical release. Thus, revenues earned from the international free television market are impacted by the timing and quantity of feature films released during each of the recent years.

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
Segment	2014	2013	$	%
Television Series and Specials	$20.0	$21.1	$(1.1)	(5.2)%
Consumer Products	18.5	15.6	2.9	18.6%
All Other(1)	14.1	3.8	10.3	271.1%
Total Non-Feature Film revenues	$52.6	$40.5	$12.1	29.9%
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment slightly decreased by $1.1 million, or 5.2%, to $20.0 million during the three months ended June 30, 2014 when compared to $21.1 million of revenues earned during the three months ended June 30, 2013. This decrease was primarily attributable to a decline in revenues generated by our Classic Media properties due to higher than expected returns of seasonal and newly-released home entertainment product and certain sales incentives offered during the three months ended June 30, 2014 when compared to the same period of the prior year. This decrease was partially offset by revenues generated by our DreamWorks Animation properties as our new episodic series Turbo F.A.S.T. debuted in December 2013 and was a main revenue contributor to this segment during the three months ended June 30, 2014.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment increased by $2.9 million to $18.5 million during the three months ended June 30, 2014 when compared to $15.6 million of revenues earned during the three months ended June 30, 2013. During the three months ended June 30, 2014, our Consumer Products segment revenues was driven by merchandising and licensing activities related to How to Train Your Dragon 2. During the three months ended June 30, 2013, our Consumer Products segment revenues was driven by intellectual property licenses that we granted in exchange for our equity interest in ODW. As a result, we recognized revenues in the amount of $7.8 million, which represents the portion of the license value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

All Other. Revenues generated by our All Other segment increased $10.3 million to $14.1 million during the three months ended June 30, 2014 when compared to $3.8 million earned during the three months ended June 30, 2013, primarily due to revenues generated by ATV (which we acquired in May 2013). Revenues attributable to ATV increased because the three months ended June 30, 2014 include a full three-month period compared to only two months in the same period of the prior year. In addition, when comparing the three months ended June 30, 2014 to the same period of the prior year, ATV generated higher advertising revenues as a result of increased viewership and higher content licensing fees attributable to a newly released title.

Costs of Revenues.  Costs of revenues for the three months ended June 30, 2014 totaled $87.5 million, a decrease of $45.8 million, or 34.4%, compared to $133.3 million for the three months ended June 30, 2013. Costs of revenues as a percentage of revenues were 71.6% for the three months ended June 30, 2014 and 62.4% for the three months ended June 30, 2013. The following is a discussion of our costs of revenues by segment:

Feature Films. The primary component of our costs of revenues is film amortization costs. Costs of revenues as a percentage of revenues for our Feature Films segment were 65.7% during the three months ended June 30, 2014 compared to 60.6% for the three months ended June 30, 2013. The increase in costs of revenues as a percentage of revenues was partially attributable to our "Prior year theatrical releases" category as 2014's "Prior year theatrical releases" had an overall higher amortization rate compared to 2013's "Prior year theatrical releases." 2014's "Prior year theatrical releases" category included Turbo, which has a higher rate of amortization due to its lower projected Ultimate Revenues. In addition, our costs of revenues include write-offs of capitalized costs of films that are in development. During the three month-periods ended June 30, 2014 and 2013, we incurred similar development costs; however, as our development costs do not have a direct correlation with revenues earned, our costs of revenues as a percentage of revenues for the three months ended June 30, 2014 were higher as a result.

Television Series and Specials. Costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 93.9% during the three months ended June 30, 2014 compared to 68.0% for the three months ended June 30, 2013. The increase in costs of revenues as a percentage of revenues was primarily due to higher than expected returns of seasonal and newly-released home entertainment product, as well as increased selling costs, related to our Classic Media properties.

Consumer Products. Costs of revenues as a percentage of revenues for our Consumer Products segment during the three months ended June 30, 2014 decreased to 60.6% compared to 67.7% for the three months ended June 30, 2013. During the three months ended June 30, 2014, costs of revenues as a percentage of revenues decreased as a result of the mix of our Classic Media-related properties and products that contributed to our revenues during the three months ended June 30, 2014, which had lower associated costs, when compared to the three months ended June 30, 2013.

All Other. During the three months ended June 30, 2014 and 2013, costs of revenues related to our All Other segment were $11.8 million and $3.5 million, respectively, which primarily consisted of those related to ATV. Costs of revenues increased because the three months ended June 30, 2014 include a full three-month period compared to only two months in the same period of the prior year. In addition, costs of revenues are impacted by the straight-line amortization of intangible assets, and as a result, such amortization does not directly correlate with revenues generated during the period.

Product Development. Product development costs slightly decreased to $0.6 million during the three months ended June 30, 2014 when compared to $1.1 million during the three months ended June 30, 2013. Product development costs primarily represent research and development costs related to our technology initiatives.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $4.9 million to $54.6 million (including $2.9 million of stock-based compensation expense) for the three months ended June 30, 2014 from $49.7 million (including $5.6 million of stock-based compensation expense) for the three months ended June 30, 2013. This 9.9% aggregate increase was primarily attributable to an increase of $3.9 million as a result of our recent acquisitions, higher salaries and benefits of $4.2 million (excluding the effect of our recent acquisitions) due to increased headcount to support our brand and business diversification and expansion efforts, as well as $5.4 million of increased professional fees and facility expenses to support such expansion. These increases were partially offset by a decrease of $8.8 million attributable to lower incentive compensation expense (including stock-based compensation) related to performance-based compensation, which varies with changes in forecasts of the related performance metrics that will be achieved.

Change in Fair Value of Contingent Consideration. As of June 30, 2014, we updated our estimate of the fair value of the contingent consideration liability related to the acquisition of ATV. As a result of a decline in forecasted earnings for each of 2014 and 2015, we recorded a decrease to our contingent consideration liability and, accordingly, recorded a gain of $7.2 million during the three months ended June 30, 2014 to reflect the change in fair value of the liability. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Other Operating Income. During the three months ended June 30, 2014 and 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended June 30, 2014 and 2013, other operating income totaled $2.3 million and $2.9 million, respectively, and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating (Loss) Income. Operating loss for the three months ended June 30, 2014 was $10.9 million compared to operating income of $32.2 million for the three months ended June 30, 2013. The decrease in operating income when comparing the three months ended June 30, 2014 to the three months ended June 30, 2013 was largely due to the decrease in our gross profit, which was driven by lower revenues earned and increased costs of revenues relative to those revenues (as previously described).

Interest Expense/Income, Net. For the three months ended June 30, 2014 and 2013, we recorded net interest expense (net of amounts capitalized) of $2.5 million and net interest income of $0.8 million, respectively. Interest expense (net) during the three months ended June 30, 2014 increased when compared to the three months ended June 30, 2013 primarily due to interest expense incurred on our senior unsecured notes issued in August 2013.

Other Income, Net.  For the three months ended June 30, 2014 and 2013, total other income (net of other expenses) was $1.8 million and $1.0 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance relationships. In addition, the change in other income (net) is also due to gains on foreign currency exchange transactions that we recorded during the three months ended June 30, 2014 in the amount of $0.4 million as compared to a loss of $0.5 million during the same period of the prior year.

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

For the three months ended June 30, 2014, we recorded $1.7 million as a decrease in income tax benefit payable to former stockholder in our statements of operations as a result of our ability to claim certain federal tax deductions. For the three months ended June 30, 2013 we recorded $0.4 million as an increase in income tax benefit payable to former stockholder in our statements of operations as a result of imputed interest on our payable to former stockholder.

Loss from Equity Method Investees.  We use the equity method of accounting for investments in companies in which we own 50% or less and can exercise significant influence, but do not control. During the three months ended June 30, 2014 and 2013, our portion of the losses incurred by equity method investees was $3.4 million and $1.3 million, respectively, which were primarily attributable to our shares of losses incurred by ODW.

Provision for Income Taxes.  For the three months ended June 30, 2014, we recorded a provision for income taxes of $2.6 million, or an effective tax rate of (17.3)%. For the three months ended June 30, 2013, we recorded a provision for income taxes of $10.1 million, or an effective tax rate of 30.9%. However, when our provision for income taxes is combined with the amounts associated with the Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended June 30, 2014 and 2013 were (6.0)% and 32.0%, respectively. As a result of our loss before income taxes during the three months ended June 30, 2014, our effective tax rate and combined effective tax rate were different from the 35% statutory federal rate primarily due to nondeductible executive compensation and nondeductible losses from an equity method investee. In addition, although we recognized a pre-tax loss for the three months ended June 30, 2014, our effective tax rate and combined effective tax rate were negative due to limitations on our ability to recognize a portion of our state tax benefit during the quarter. For the three months ended June 30, 2013, our effective tax rate and combined effective tax rate was lower than the 35% statutory federal rate due to research and development credits and other federal tax incentives.

Refer to "—Critical Accounting Policies and Estimates—Provision for Income Taxes" for a discussion of our valuation allowance.

Net Loss Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). We consolidate the results of this joint venture because we retain control over the operations. Net loss attributable to non-controlling interests represents the joint venture partner's share of the net loss (or income) generated by Bullwinkle Studios. For the three months ended June 30, 2014, net loss attributable to non-controlling interests was $0.5 million. For the three months ended June 30, 2013, net loss attributable to non-controlling interests had an immaterial impact on our consolidated financial statements.

Net (Loss) Income Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net loss attributable to non-controlling interests) for the three months ended June 30, 2014 was $15.4 million, or a loss of $0.18 per share, as compared to net income of $22.2 million, or $0.26 per diluted share, during the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following chart sets forth (in millions), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
Revenues ($ in millions)
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
$269.5(1)
Feature Films, $179.7
66.7%
Television Series and Specials, $37.9
14.0%
Consumer Products, $30.7
11.4%
All Other, $21.2
7.9%
$348.0(1)
Feature Films, $251.4
72.3%
Television Series and Specials, $40.5
11.6%
Consumer Products, $43.1
12.4%
All Other, $13.0
3.7%
YTD 2Q 2014
YTD 2Q 2013

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

Revenues. For the six months ended June 30, 2014, our revenues were $269.5 million, a decrease of $78.5 million, or 22.6%, as compared to $348.0 million for the six months ended June 30, 2013.

Feature Films

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 (in millions):

Feature Films Segment
Revenues by Category
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Revenues ($ in millions)
$179.7(1)
How to Train Your Dragon 2, $2.6
Mr. Peabody and Sherman, $4.5
$7.1
Turbo, $33.3
$100.5
The Croods, $67.2
Rise of the Guardians, $5.5
Madagascar 3, $1.8
$7.3
Library, $64.8
$251.4(1)
The Croods, $74.0
Rise of the Guardians, $26.0
$94.6
Madagascar 3, $68.6
Puss in Boots, $8.5
Kung Fu
Panda 2, $0.4
$8.9
Library, $73.9
YTD 2Q 2014
YTD 2Q 2013
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category decreased $66.9 million, or 90.4%, during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. The Croods (March 2013 release) was a stronger-performing title than Mr. Peabody and Sherman (March 2014 release) (refer to "Costs of Revenues" below for further discussion). During the six months ended June 30, 2013, The Croods contributed $74.0 million, or 21.3%, of consolidated revenues, earned in the worldwide theatrical markets, while during the six months ended June 30, 2014, Mr. Peabody and Sherman contributed $4.5 million, or 1.7%, of revenues, primarily earned in the international theatrical and ancillary markets. Although Fox has not yet recouped their marketing and distribution costs, we currently anticipate that they will recoup their costs from their future on-going distribution of Mr. Peabody and Sherman in the post-theatrical (e.g., home entertainment and television) markets.

Additionally, during the six months ended June 2014, we released How to Train Your Dragon 2 (June 2014 release) which contributed $2.6 million, or 1.0%, of consolidated revenues earned in the ancillary markets. We did not release a film during a similar time frame during the six months ended June 30, 2013. As is somewhat typical for many of our new theatrical releases, our primary distributor did not report any theatrical revenue to us during the six months ended June 30, 2014 for How to Train Your Dragon 2 as Fox is entitled to recover its marketing and distribution costs before it is required to report to us any revenue generated from the exploitation of this film. We currently anticipate that Fox will recoup their marketing and distribution costs during the three months ending September 30, 2014 from their on-going distribution of How to Train Your Dragon 2 in the international theatrical markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category increased $5.9 million, or 6.2%, to $100.5 million during the six months ended June 30, 2014 when compared to $94.6 million of revenues earned during the six months ended June 30, 2013. Our revenues during the six months ended June 30, 2014 benefited from having two titles becoming available for distribution in the domestic pay television window (which includes SVOD distribution) compared to one during the six months ended June 30, 2013.

For the six months ended June 30, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo (July 2013 release) and The Croods (March 2013 release) which contributed $33.3 million (or 12.4%) and $67.2 million (or 24.9%) of revenues, respectively, primarily related to each title's SVOD distribution, as well as revenues earned in the worldwide home entertainment market.

For the six months ended June 30, 2013, "Prior year theatrical release" revenues consisted of those generated by Rise of the Guardians (November 2012 release) and Madagascar 3 (June 2012 release). During the six months ended June 30, 2013, Rise of the Guardians contributed $26.0 million, or 7.5%, of revenues primarily earned in the worldwide home entertainment markets. During the six months ended June 30, 2013, Madagascar 3 contributed $68.6 million, or 19.7%, of revenues, primarily earned in the worldwide television and international home entertainment markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category decreased $1.6 million, or 18.0%, to $7.3 million during the six months ended June 30, 2014 when compared to $8.9 million earned during the six months ended June 30, 2013. "Preceding year theatrical release" revenues for the six months ended June 30, 2014 were comprised of Rise of the Guardians and Madagascar 3, which contributed an aggregate of $7.3 million, or 2.7%, of consolidated revenues, primarily earned in the worldwide home entertainment market. "Preceding year theatrical release" revenues for the six months ended June 30, 2013 were comprised of Puss in Boots and Kung Fu Panda 2, which contributed an aggregate of $8.9 million, or 2.6%, of consolidated revenues, primarily earned in the worldwide home entertainment and international pay television markets.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category decreased $9.1 million, or 12.3%, to $64.8 million during the six months ended June 30, 2014 when compared to $73.9 million during the six months ended June 30, 2013. Revenues generated by our "Library" category were largely driven by those earned in the international free television market by Puss in Boots (our fourth quarter 2011 release) during the six months ended June 30, 2014 and Megamind (our fourth quarter 2010 release) during the six months ended June 30, 2013. During the six months ended June 30, 2013, our "Library" category benefited from the timing of a larger number of titles becoming available for release in the international free television market which resulted in higher revenues for this period when compared to the six months ended June 30, 2014. Our feature film titles are generally released into the international free television market two to three years after the title's initial domestic theatrical release. Thus, revenues earned from the international free television market are impacted by the timing and quantity of feature films released during each of the recent years.

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
Segment	2014	2013	$	%
Television Series and Specials	$37.9	$40.5	$(2.6)	(6.4)%
Consumer Products	30.7	43.1	(12.4)	(28.8)%
All Other(1)	21.2	13.0	8.2	63.1%
Total Non-Feature Film revenues	$89.8	$96.6	$(6.8)	(7.0)%
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment decreased $2.6 million, or 6.4%, to $37.9 million during the six months ended June 30, 2014 when compared to $40.5 million during the six months ended June 30, 2013. This decrease was primarily attributable to a decline in revenues generated by our Classic Media properties due to higher than expected returns of seasonal and newly-released home entertainment product and certain sales incentives offered during the six months ended June 30, 2014 when compared to the same period of the prior year. In addition, the timing of product availability resulted in higher revenues earned during the six months ended June 30, 2013 when compared to the six months ended June 30, 2014. This decrease was partially offset by an increase in revenues generated by our DreamWorks Animation properties as our new episodic series Turbo F.A.S.T. debuted in December 2013 and was a main revenue contributor to this segment during the six months ended June 30, 2014.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment decreased $12.4 million, or 28.8%, to $30.7 million during the six months ended June 30, 2014 when compared to $43.1 million of revenues earned during the six months ended June 30, 2013. Revenues generated during the six months ended June 30, 2013 were higher than the six months ended June 30, 2014 as the 2013 period included revenues earned from the sale of our share of rights in the 1960s live-action Batman television series. Additionally, during the six months ended June 30, 2013, our Consumer Products segment revenues benefited from intellectual property licenses that we granted in exchange for our equity interest in ODW. As a result, we recognized revenues in the amount of $7.8 million, which represents the portion of the license value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

All Other. Revenues generated by our All Other segment increased $8.2 million, or 63.1%, to $21.2 million during the six months ended June 30, 2014 when compared to $13.0 million earned during the six months ended June 30, 2013, primarily due to revenues generated by ATV (which we acquired in May 2013). Revenues attributable to ATV increased because the six months ended June 30, 2014 include a full six-month period compared to only two months in the same period of the prior year. In addition, when comparing the six months ended June 30, 2014 to the same period of the prior year, ATV generated higher advertising revenues as a result of increased viewership and higher content licensing fees attributable to a newly released title.

Costs of Revenues.  Costs of revenues for the six months ended June 30, 2014 totaled $248.2 million, an increase of $29.4 million, or 13.4%, compared to $218.8 million for the six months ended June 30, 2013. Costs of revenues as a percentage of revenues were 92.1% for the six months ended June 30, 2014 and 62.9% for the six months ended June 30, 2013. The following is a discussion of our costs of revenues by segment:

Feature Films. The primary component of our costs of revenues is film amortization costs and, as it relates to the six months ended June 30, 2014, impairment charges. Costs of revenues as a percentage of revenues for our Feature Films segment were 100.8% during the six months ended June 30, 2014 compared to 62.6% for the six months ended June 30, 2013. The following were the primary contributors of our costs of revenues during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013:

•
Costs of revenues for the six-month period ended June 30, 2014 included an impairment charge of $57.1 million (exclusive of the impairment allocated to the Consumer Products segment, which was immaterial) on our theatrical release Mr. Peabody and Sherman (released domestically in March 2014). Due to Mr. Peabody and Sherman's weaker-than-expected worldwide theatrical performance during March 2014, we re-assessed the film's Ultimate Revenue projections (including our estimates of the film's revenues in post-theatrical markets (e.g., home entertainment and television, which have not yet been released)), which resulted in the film's estimated fair value (calculated using a net present value model) being less than the film’s unamortized capitalized production costs at the end of the first quarter of 2014 (refer to Note 5 of our unaudited consolidated financial statements and "—Our Revenues and Costs—Our Costs—Capitalized Production Costs" contained elsewhere in this Quarterly Report for further information);

•
Excluding the impairment charge described above, costs of revenues as a percentage of revenues increased during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013; and

•
2014's "Prior year theatrical releases" had an overall higher amortization rate compared to 2013's "Prior year theatrical releases." 2014's "Prior year theatrical releases" category included Turbo, which has a higher rate of amortization due to its lower projected Ultimate Revenues.

Television Series and Specials. Costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 81.6% during the six months ended June 30, 2014 compared to 71.2% for the six months ended June 30, 2013. The increase in costs of revenues as a percentage of revenues was primarily due to higher than expected returns of seasonal and newly-released home entertainment product, as well as increased selling costs, related to our Classic Media properties. This increase was partially offset by an overall lower amortization rate attributable to content based on DreamWorks Animation properties as the main titles contributing revenues for the six months ended June 30, 2014 had higher estimates of Ultimate Revenues when compared to the main contributors during the same period of the prior year.

Consumer Products. Costs of revenues as a percentage of revenues for our Consumer Products segment during the six months ended June 30, 2014 were 56.5% compared to 45.5% for the six months ended June 30, 2013. Costs of revenues during the six months ended June 30, 2013 benefited from intellectual property licenses granted to ODW with no associated costs (for a description of this arrangement, refer to the previous discussion of revenues generated by the Consumer Products segment).

All Other. During the six months ended June 30, 2014 and 2013, costs of revenues related to our All Other segment were $18.7 million and $12.9 million, respectively, which primarily consisted of those related to ATV. Costs of revenues increased because the six months ended June 30, 2014 include a full six-month period compared to only two months in the same period of the prior year. In addition, costs of revenues is impacted by the straight-line amortization of intangible assets, and as a result, such amortization does not directly correlate with revenues generated during the period.

Product Development. Product development costs decreased to $1.2 million during the six months ended June 30, 2014 when compared to $2.0 million during the six months ended June 30, 2013. Product development costs primarily represent research and development costs related to our technology initiatives. The decrease is primarily due to a decline in development activity associated with a technology project that we are no longer pursuing.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased $9.3 million to $101.8 million (including $8.0 million of stock-based compensation expense) for the six months ended June 30, 2014 from $92.5 million (including $9.4 million of stock-based compensation expense) for the six months ended June 30, 2013. This 10.1% aggregate increase was primarily attributable to an increase of $6.2 million related to our recent acquisitions, higher salaries and benefits of $6.7 million (excluding the effect of our recent acquisitions) due to increased headcount to support our brand and business diversification and expansion efforts, as well as $8.6 million of increased professional fees and facility expenses to support such expansion. These increases were partially offset by a decrease of $13.6 million attributable to lower incentive compensation expense (including stock-based compensation) related to performance-based compensation, which varies with changes in forecasts of the related performance metrics that will be achieved. In addition, restructuring charges decreased by $1.8 million, which primarily consisted of severance and benefits. The remaining increases related to other selling, general and administrative expenses, none of which were individually material.

Change in Fair Value of Contingent Consideration. As of June 30, 2014, we updated our estimate of the fair value of the contingent consideration liability related to the acquisition of ATV. As a result of a decline in forecasted earnings for each of 2014 and 2015, we recorded a decrease to our contingent consideration liability and, accordingly, recorded a gain of $4.7 million during the six months ended June 30, 2014 to reflect the change in fair value of the liability. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Other Operating Income. During the six months ended June 30, 2014 and 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the six months ended June 30, 2014 and 2013, other operating income totaled $4.0 million and $2.9 million, respectively, and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating (Loss) Income. Operating loss for the six months ended June 30, 2014 was $73.0 million compared to operating income of $37.6 million for the six months ended June 30, 2013. The decrease in operating income when comparing the six months ended June 30, 2014 to the six months ended June 30, 2013 was largely due to the impairment of Mr. Peabody and Sherman's capitalized film costs (as previously described).

Interest Expense/Income, Net. For the six months ended June 30, 2014 and 2013, we recorded net interest expense (net of amounts capitalized) of $4.2 million and net interest income of $1.6 million, respectively. Interest expense (net) during the six months ended June 30, 2014 increased when compared to the six months ended June 30, 2013 primarily due to interest expense incurred on our senior unsecured notes issued in August 2013.

Other Income, Net.  For the six months ended June 30, 2014 and 2013, total other income (net of other expenses) was $3.1 million and $2.0 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners. In addition, the change in other income (net) is also due to gains on foreign currency exchange transactions that we recorded during the six months ended June 30, 2014 in the amount of $0.3 million as compared to a loss of $0.9 million during the same period of the prior year.

Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2014, we recorded $2.6 million as a decrease in income tax benefit payable to former stockholder in our statements of operations as a result of our ability to claim certain federal tax deductions. For the six months ended June 30, 2013, our payable to the former stockholder was impacted by our ability to retroactively apply research and development credits and other federal tax incentives as a result of extensions granted under the Act. As the Act was not enacted until January 2, 2013, we were not able to apply certain federal tax incentives until the first quarter of 2013 (which was the period of enactment). As a result of the Act, for the six months ended June 30, 2013, we recorded $1.1 million as an increase in income tax benefit payable to the former stockholder in our statements of operations.

Loss from Equity Method Investees.  We use the equity method of accounting for investments in companies in which we own 50% or less and can exercise significant influence, but do not control. During the six months ended June 30, 2014 and 2013, our portion of the losses incurred by equity method investees was $6.7 million and $1.3 million, respectively, which were primarily attributable to our shares of losses incurred by ODW.

Benefit/Provision for Income Taxes.  Our loss before income taxes during the six months ended June 30, 2014 is expected to result in a decrease in our tax liability in future periods. Accordingly, for the six months ended June 30, 2014, we recorded a benefit for income taxes of $19.9 million, or an effective tax rate of 24.6%. For the six months ended June 30, 2013, we recorded a provision for income taxes of $10.5 million, or an effective tax rate of 26.4%. However, when our benefit/provision for income taxes is combined with the amounts associated with the Decrease (Increase) in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the six months ended June 30, 2014 and 2013 were 27.8% and 29.0%, respectively. As a result of our loss before income taxes, during the six months ended June 30, 2014, our effective tax rate and our combined effective tax rate were different from the 35% statutory federal rate primarily due to nondeductible executive compensation and nondeductible losses from an equity method investee. Our effective tax rate and our combined effective tax rate for the six months ended June 30, 2013 were lower than the 35% statutory federal rate as a result of the retrospective application of certain research and development credits and other federal tax incentives.

Refer to "—Critical Accounting Policies and Estimates—Provision for Income Taxes" for a discussion of our valuation allowance.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). We consolidate the results of this joint venture because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income generated by Bullwinkle Studios. For the six months ended June 30, 2014, net income attributable to non-controlling interests was immaterial. For the six months ended June 30, 2013, net income attributable to non-controlling interests was $0.5 million.

Net (Loss) Income Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net income attributable to non-controlling interests) for the six months ended June 30, 2014 was $58.3 million, or $0.69 per share, as compared to net income of $27.8 million, or $0.33 per diluted share, during the six months ended June 30, 2013.

Financing Arrangements

There were no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2013 Form 10-K.

As of June 30, 2014, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2013 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, borrowings from our revolving credit facility and cash on hand during the six months ended June 30, 2014 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations and funds available under our revolving credit facility will be sufficient to satisfy our anticipated cash needs for working capital (e.g., selling, general and administrative costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments.

As of June 30, 2014, we had cash and cash equivalents totaling $32.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at June 30, 2014 decreased by $63.3 million from $95.5 million at December 31, 2013. Components of this change in cash for the six months ended June 30, 2014, as well as for the six months ended June 30, 2013, are provided below in more detail.

As previously described, our feature films are now being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of June 30, 2014, the amount of outstanding receivables from ODW for distribution of our films was $3.6 million.

Operating Activities

Net cash (used in) provided by operating activities for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash (used in) provided by operating activities	$(66,435)	$19,696

During the six months ended June 30, 2014, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were The Croods' international theatrical and worldwide home entertainment revenues, Rise of the Guardians' worldwide home entertainment and international television revenues, Madagascar 3's international theatrical and television revenues, Puss in Boots' international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the six months ended June 30, 2014 included $32.2 million paid related to incentive compensation payments, which increased $25.0 million when compared to the amount paid during the six months ended June 30, 2013 as these cash payments fluctuate based on our financial results. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments. In recent years, cash used in operating activities has increased due to a greater number of projects in production as we are currently planning on releasing three films in each of 2014 and 2015, as well as our expansion of our episodic series productions. In addition, our cash collections have been lower due to the performance of our feature films, which, in the past year, has not been as strong as we have historically experienced.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash used in investing activities	$(94,623)	$(59,671)

Net cash used in investing activities for the six months ended June 30, 2014 was largely attributable to a variety of acquisitions, including the acquisition of certain character and distribution rights as well as a company that operates an Internet-based multi-channel network. Net cash used in investing activities for the six months ended June 30, 2013 was primarily attributable to the acquisition of ATV. In addition, during the six months ended June 30, 2014 and 2013, we made cash contributions in connection with investments in various unconsolidated entities. For further information of our investments in unconsolidated entities, refer to Note 7 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Lastly, net cash used in investing activities for the six months ended June 30, 2014 and 2013 was partially attributable to the investment in property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash provided by financing activities	$98,305	$9,146

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was primarily comprised of $110.0 million and $45.0 million, respectively, in borrowings under our revolving credit facility, which was partially offset by $10.0 million in repayments of borrowings during each of those six-month periods. The increase in borrowings was due to cash needs, including cash needed to fund our episodic series production costs, as well as the acquisitions described above under "—Investing Activities."

Net cash used in financing activities for the six months ended June 30, 2014 and 2013 was also comprised of repurchases of our Class A common stock, including repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards. During the six months ended June 30, 2014, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations related to the vesting of restricted stock awards. During the six months ended June 30, 2013, we repurchased 1.3 million shares of our Class A common stock for $25.0 million under our stock repurchase program (refer to Note 12 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report).

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement with ODW (see Note 7 to our unaudited consolidated financial statements), we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of June 30, 2014, our remaining contribution commitments consisted of the following: (i) $43.4 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $7.0 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 7 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Contingent Consideration

As a result of our acquisition of ATV, we may be obligated to make additional contingent cash payments as part of the purchase price. The amount of contingent consideration to be paid is dependent on whether certain earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable is $117.0 million. As of June 30, 2014, our estimate of the total fair value of the future cash consideration to be paid was $91.8 million. We anticipate that any expected cash payments will be made in 2015 and 2016 once ATV's operating results for 2014 and 2015 are available.

Non-Cancelable Talent Commitments

As of June 30, 2014, we had non-cancelable talent commitments totaling approximately $35.9 million that we expect to be payable over the next five years.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2013 Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including:

•	ultimate revenues and ultimate costs of film, television product and live performance productions;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	determination of the fair value of reporting units for purposes of testing goodwill for impairment;

•	determination of fair value of non-cash contributions to investments in unconsolidated entities;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies and contingent consideration arrangements; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than as disclosed below, management believes there have been no material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Goodwill

As of June 30, 2014 and December 31, 2013, we had goodwill totaling $189.7 million and $179.7 million, respectively. We perform an annual impairment test of goodwill, or sooner if indicators of impairment are identified. In connection with the goodwill impairment test for each of our reporting units, we first perform a qualitative assessment to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying value. This qualitative assessment (commonly referred to as Step 0) includes reviewing factors such as changes since the most recently performed valuation of key assumptions used, market capitalization attributable to the reporting unit, profit and margin trends, forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, the Company performs a sensitivity analysis of any financial data that is included in this assessment to evaluate to what degree a change in financial assumption could change the conclusion of the qualitative assessment. As of October 1, 2013 (the date of our most recent annual goodwill impairment assessment), we concluded that the goodwill assigned to our feature film, television series/specials and consumer products reporting units was not at risk of failing the Step 0 analysis.

As of June 30, 2014, $118.2 million of our total goodwill was attributable to our ATV reporting unit (“ATV Goodwill”). ATV Goodwill represented the excess of the purchase price over the identifiable acquired net assets as of the time of the acquisition of ATV. A large portion of ATV’s purchase price was derived from the fair value of the contingent consideration arrangement entered into in connection with ATV’s acquisition. Under ATV’s contingent consideration arrangement, we may be required to pay additional cash to the sellers if ATV achieves certain adjusted EBITDA (earnings before interest, taxes and depreciation and amortization) performance thresholds during 2014 and 2015 (refer to our Current Report on Form 8-K filed on May 7, 2013 for a full description of the performance thresholds). As a result of these adjusted EBITDA thresholds, the cash flow assumptions used for purposes of the goodwill impairment assessment are closely aligned with those used to determine the fair value of the contingent consideration. Due to ATV’s limited operating history, there is significant uncertainty in the underlying estimates of ATV’s forecasted 2014 and 2015 adjusted EBITDA. As of June 30, 2014, ATV's forecasted adjusted EBITDA was reduced from that used for the March 31, 2014 fair value assessment, which caused a reduction to our estimate of the fair value of the contingent consideration liability from $99.0 million as of March 31, 2014 to $91.8 million as of June 30, 2014. The decline in forecasted adjusted EBITDA for 2014 and 2015 led us to perform a Step 0 assessment of the ATV Goodwill (for further description of this analysis, refer to Note 1 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report). As a result of this assessment, we concluded that it was more likely than not that the fair value of the ATV reporting unit was less than the reporting unit's carrying value as of June 30, 2014. Accordingly, we proceeded with determining whether the reporting unit's fair value was greater than its carrying value (referred to as Step 1). Upon completion of this analysis, we determined that the fair value of the ATV reporting unit exceeded its carrying value by approximately 12% as of June 30, 2014, and accordingly, no goodwill impairment was recorded.

However, since we used the income approach to determine fair value, this conclusion was significantly dependent on the level and timing of the reporting unit's forecasted earnings. Significant underperformance during the remainder of 2014 (specifically during the fourth quarter due to certain licensing and distribution agreements we currently expect will materialize) could lead to further significant revisions of estimated adjusted EBITDA and a further decrease in estimated contingent consideration. This could potentially lead us to conduct another interim ATV goodwill impairment test and, ultimately, a significant goodwill impairment charge. Any such impact on our results of operations and financial position would potentially be partially mitigated by a corresponding reduction to our estimate of the contingent consideration liability (which would be recorded as a gain in our statements of operations).

Provision for Income Taxes

As disclosed in our 2013 Form 10-K, we record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. In evaluating our forecasts, we also consider whether we will be able to generate future taxable income at sufficient levels to realize our deferred tax assets. We also consider the number of years remaining prior to the expiration of the Company's existing net operating loss carryforwards. In the quarter ended December 31, 2010, we released $348.1 million of our valuation allowance because we had determined that it was more likely than not that we will be able to generate sufficient levels of future profitability to realize substantially all of our deferred tax assets.

However, the Company's adjusted book income (pre-tax income adjusted for permanent items) for the three-year period ended June 30, 2014 was minimal. A cumulative loss over a three-year period is a significant negative factor when assessing whether future taxable income is sufficient to support an assertion that a deferred income tax asset is more likely than not to be realized. We currently expect to remain in a positive cumulative adjusted book income position for the three-year period ending December 31, 2014 and are forecasting continued, future profitability. As a result, we continue to believe that there will be sufficient levels of future profitability to support the realization of the deferred tax assets. However, there can be no assurances that we will experience future levels of profitability as currently expected. We are monitoring whether an additional valuation allowance should be recorded against all or part of our deferred tax assets. In the event that we determine that all or part of our deferred tax assets are not more likely than not to be realized, we may record an additional valuation allowance in future periods. Such impact would likely be material to our results of operations and financial position in the period of the change, although the impact would potentially be partially mitigated by a corresponding reduction to our payable to former stockholder. Refer to our 2013 Form 10-K for a more detailed description of our arrangement with a former stockholder.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. We are required to adopt the guidance on January 1, 2017. Early adoption is not permitted. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). We are currently in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on our consolidated financial statements.

For further details, as well as a discussion of other recent accounting pronouncements, please see Note 2 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net loss	$(15,928)	$(58,344)
Provision (benefit) for income taxes	2,601	(19,866)
Loss from equity method investees	3,467	6,727
Decrease in income tax benefit payable to former stockholder	(1,695)	(2,622)
Other income, net	(1,853)	(3,071)
Interest expense, net	2,484	4,257
Operating loss	(10,924)	(72,919)
Income related to investment contributions	(2,317)	(3,989)
Amounts included in amortization of film and other inventory costs(1)	5,245	14,066
Film impairment	—	57,074
Depreciation and amortization(2)	4,450	8,685
Stock-based compensation expense	3,112	8,421
Adjusted EBITDA	$(434)	$11,338
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

(2)	Includes those amounts pertaining to the amortization of intangible assets that are classified within costs of revenues.

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow used in operating activities (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Adjusted EBITDA	$(434)	$11,338
Amortization and write-off of film and other inventory costs(1)	55,836	135,353
Revenue earned against deferred revenue and other advances	(16,396)	(32,584)
Change in fair value of contingent consideration	(7,220)	(4,720)
Other income, net	1,853	3,071
Interest expense, net	(2,484)	(4,257)
Net refund from income taxes and stockholder payable	1,101	2,599
Changes in certain operating asset and liability accounts	(86,204)	(177,235)
Cash used in operating activities	$(53,948)	$(66,435)
 ____________________

(1)	Represents the remaining portion of amortization and write-off of film and other inventory costs not already included in Adjusted EBITDA (refer to reconciliation of net loss to Adjusted EBITDA).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In May 2014, the Company learned that the Division of Enforcement of the U.S. Securities and Exchange Commission ("SEC") is conducting an investigation into the writedown of film inventory relating to Turbo and related matters. The Company is cooperating with the SEC in this matter.

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

Changes in effective tax rates, adverse outcomes resulting from examination of our income tax returns or deferred tax asset valuation allowances could adversely affect our results.

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

As of December 31, 2010, we concluded that it was more likely than not that our deferred tax assets were realizable and that substantially all of the related valuation allowance previously established was no longer needed. This conclusion was based upon our expectation of sufficient future taxable income to fully utilize these assets. A cumulative loss over a three-year period is a significant negative factor when assessing whether future taxable income is sufficient to support an assertion that a deferred tax asset is more likely than not to be realized. The Company’s adjusted book income (pre-tax income adjusted for permanent items) for the three-year period ended June 30, 2014 was minimal, although we currently expect to remain in a positive cumulative adjusted book income position for the three-year period ending December 31, 2014. In the event that we determine that all or part of our deferred tax assets are not more likely than not be realized, we may record an additional valuation allowance in future periods. Such impact would likely be material to our results of operations and financial position in the period of the change, although the impact would potentially be partially mitigated by a corresponding reduction to our payable to former stockholder.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
April 1–April 30, 2014	—	$—	—	$100,000,000
May 1–May 31, 2014	—	$—	—	$100,000,000
June 1–June 30, 2014	—	$—	—	$100,000,000
Total	—	$—	—
 ____________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1	Letter dated April 30, 2014 from M&JK Dream, LLC to the Company (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 6, 2014)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: July 30, 2014	By:	/S/ LEWIS W. COLEMAN
	Name:	Lewis W. Coleman
	Title:	President, Chief Financial Officer and Acting Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter dated April 30, 2014 from M&JK Dream, LLC to the Company (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 6, 2014)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements