Form 10-Q
period 2014-09-30
DreamWorks Animation SKG, Inc.
filed 2014-10-31
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of October 17, 2014, there were 77,381,395 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$49,066	$95,467
Trade accounts receivable, net of allowance for doubtful accounts (see Note 7 for related party amounts)	128,970	130,744
Receivables from distributors, net of allowance for doubtful accounts (see Note 7 for related party amounts)	285,722	283,226
Film and other inventory costs, net	1,015,198	943,486
Prepaid expenses	19,264	20,555
Other assets (see Note 15 for related party amounts)	49,089	23,385
Investments in unconsolidated entities	54,551	38,542
Property, plant and equipment, net of accumulated depreciation and amortization	182,047	186,670
Deferred taxes, net	243,332	221,920
Intangible assets, net of accumulated amortization	191,361	150,511
Goodwill	189,667	179,722
Total assets	$2,408,267	$2,274,228
Liabilities and Equity
Liabilities:
Accounts payable	$8,299	$5,807
Accrued liabilities	208,850	263,668
Payable to former stockholder	264,079	262,309
Deferred revenue and other advances	34,911	36,425
Revolving credit facility	205,000	—
Senior unsecured notes	300,000	300,000
Total liabilities	1,021,139	868,209
Commitments and contingencies (Note 17)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 104,964,269 and 104,155,993 shares issued, as of September 30, 2014 and December 31, 2013, respectively	1,050	1,042
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of September 30, 2014 and December 31, 2013	78	78
Additional paid-in capital	1,131,732	1,100,101
Accumulated other comprehensive loss	(1,071)	(600)
Retained earnings	1,026,003	1,072,398
Less: Class A Treasury common stock, at cost, 27,582,874 and 27,439,119 shares, as of September 30, 2014 and December 31, 2013, respectively	(771,660)	(768,224)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,386,132	1,404,795
Non-controlling interests	996	1,224
Total equity	1,387,128	1,406,019
Total liabilities and equity	$2,408,267	$2,274,228

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues (see Note 7 for related party amounts)	$180,861	$154,549	$450,379	$502,633

Operating expenses (income):
Costs of revenues	103,719	86,639	335,734	293,406
Selling and marketing	8,790	6,935	28,334	21,128
General and administrative	54,957	45,869	153,393	136,206
Product development	434	455	1,585	2,487
Change in fair value of contingent consideration	(4,955)	—	(9,675)	—
Other operating income (see Note 7 for related party amounts)	(2,673)	(3,333)	(6,662)	(6,192)
Operating income (loss)	20,589	17,984	(52,330)	55,598

Non-operating income (expense):
Interest (expense) income, net	(2,840)	(769)	(7,097)	871
Other income, net	298	2,847	3,369	4,889
(Increase) decrease in income tax benefit payable to former stockholder	(2,384)	(283)	238	(1,352)
Income (loss) before loss from equity method investees and income taxes	15,663	19,779	(55,820)	60,006

Loss from equity method investees	1,212	2,781	7,939	4,110
Income (loss) before income taxes	14,451	16,998	(63,759)	55,896
Provision (benefit) for income taxes	2,587	6,919	(17,279)	17,455
Net income (loss)	11,864	10,079	(46,480)	38,441
Less: Net (loss) income attributable to non-controlling interests	(64)	15	(85)	547
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$11,928	$10,064	$(46,395)	$37,894

Net income (loss) per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net income (loss) per share	$0.14	$0.12	$(0.55)	$0.45
Diluted net income (loss) per share	$0.14	$0.12	$(0.55)	$0.45
Shares used in computing net income (loss) per share
Basic	84,646	83,631	84,562	83,939
Diluted	85,845	85,353	84,562	85,041

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$11,864	$10,079	$(46,480)	$38,441
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains	(1,166)	1,153	(471)	(1,443)
Comprehensive income (loss)	10,698	11,232	(46,951)	36,998
Less: Comprehensive (loss) income attributable to non-controlling interests	(64)	15	(85)	547
Comprehensive income (loss) attributable to DreamWorks Animation SKG, Inc.	$10,762	$11,217	$(46,866)	$36,451

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Operating activities
Net (loss) income	$(46,480)	$38,441
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and write-off of film and other inventory costs(1)	298,096	254,489
Amortization of intangible assets	10,516	7,341
Stock-based compensation expense	8,387	14,483
Amortization of deferred financing costs	865	182
Depreciation and amortization	3,654	3,420
Change in fair value of contingent consideration	(9,675)	—
Revenue earned against deferred revenue and other advances	(43,143)	(71,489)
Income related to investment contributions	(6,662)	(14,033)
Loss from equity method investees	7,939	4,110
Deferred taxes, net	(19,658)	15,372
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	2,830	878
Receivables from distributors	(2,011)	50,507
Film and other inventory costs	(354,003)	(323,967)
Intangible assets	—	1,015
Prepaid expenses and other assets	(21,145)	(6,587)
Accounts payable and accrued liabilities	(46,553)	11,269
Payable to former stockholder	1,770	(14,645)
Income taxes payable/receivable, net	2,510	3,115
Deferred revenue and other advances	72,117	96,538
Net cash (used in) provided by operating activities	(140,646)	70,439
Investing activities
Investments in unconsolidated entities	(18,154)	(14,720)
Purchases of property, plant and equipment	(26,263)	(26,669)
Acquisitions of character and distribution rights	(51,000)	—
Acquisitions, net of cash acquired	(12,605)	(30,093)
Net cash used in investing activities	(108,022)	(71,482)
Financing activities
Proceeds from stock option exercises	261	—
Deferred financing costs	—	(7,718)
Purchase of treasury stock	(3,580)	(28,170)
Borrowings from revolving credit facility	215,000	68,000
Repayments of borrowings from revolving credit facility	(10,000)	(233,000)
Borrowings from senior unsecured notes	—	300,000
Net cash provided by financing activities	201,681	99,112
Effect of exchange rate changes on cash and cash equivalents	586	(889)
(Decrease) increase in cash and cash equivalents	(46,401)	97,180
Cash and cash equivalents at beginning of period	95,467	59,246
Cash and cash equivalents at end of period	$49,066	$156,426
Non-cash investing activities:
Contingent consideration portion of business acquisition purchase price	$—	$95,000
Intellectual property and technology licenses granted in exchange for equity interest	6,057	12,007
Services provided in exchange for equity interest	682	2,026
Total non-cash investing activities	$6,739	$109,033
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for income taxes, net	$70	$(1,182)
Cash paid during the period for interest, net of amounts capitalized	$14,039	$—
(1) Included within this amount is depreciation and amortization, interest expense and stock-based compensation previously capitalized to "Film and other inventory costs" (see Note 1). During the nine months ended September 30, 2014 and 2013, these amounts totaled $24,574 and $24,932, respectively.

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Business

The business of DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") is primarily devoted to the development, production and exploitation of animated films (and other audiovisual programs) and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising, licensing and other markets. The Company continues to expand its library and increase the value of its intellectual property assets by developing and producing new television series, live performances and other non-theatrical content based on characters from its feature films. In addition, the Company has an extensive library of other intellectual property rights through its acquisition of Classic Media, which can be exploited in various markets. The Company's activities also include technology initiatives as it explores opportunities to exploit its internally developed software.

Distribution and Servicing Arrangements

The Company derives revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of its films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), the Company has agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs theatrically released during the five-year period beginning on January 1, 2013. As of July 1, 2014, Fox has also been licensed and engaged to render fulfillment services for the Company’s feature films theatrically released prior to January 1, 2013 in theatrical, non-theatrical, home entertainment and digital media. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period.

Also beginning in 2013, the Company's films are distributed in China and South Korea territories by separate distributors in each of these territories. The key terms of the Company's distribution arrangements with its Chinese and South Korean distributors are largely similar to those with Fox and Paramount such that the Company also recognizes revenues earned under these arrangements on a net basis. The Company's distribution partner in China is a subsidiary of Oriental DreamWorks Holding Limited ("ODW"), which is a related party.

Lastly, the Company continues to derive revenues from the distribution by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount") of its feature films released prior to January 1, 2013 pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). As of July 1, 2014, the Company reacquired certain distribution rights to its feature films from Paramount, which rights have been licensed to Fox (as noted above). The amount paid to reacquire these rights was recorded as a definite-lived intangible asset (see Note 6). Paramount will continue to exploit and render fulfillment services in the television media for feature films released prior to January 1, 2013 until the date that is 16 years after such film's theatrical release, and will continue to exploit and service certain other agreements with Paramount's sublicensees that remain in place after July 1, 2014.

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

Basis of Presentation

The accompanying unaudited financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").

Except as described below, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year, or for any future period, as fluctuations can occur based upon the timing of the Company's films' theatrical and home entertainment releases, and television series and specials broadcasts.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2014 presentation.

In addition, the Company has historically presented exploitation costs (e.g., advertising and marketing) that are directly attributable to its feature films, television series/specials or live performances as a component of costs of revenues. Due to the Company's continued business diversification efforts and the growth in the variety of business lines in which the Company now operates, the Company's advertising and marketing efforts have become less correlated with its various revenue streams. As a result, the Company has determined that it is more meaningful to present all marketing and distribution expenses incurred directly by the Company as a single line item in its statements of operations. Such selling and marketing expenses primarily consist of advertising and marketing costs, promotion costs, distribution fees and sales commissions to outside third parties. To conform to the new presentation, the Company's statements of operations now includes a line item entitled "selling and marketing expenses," which consist of certain (i) distribution expenses incurred directly by the Company that were previously classified in costs of revenues and (ii) general, non-direct advertising and marketing expenses previously classified in a line item entitled "selling, general and administrative expenses." Distribution and marketing expenses that are incurred by the Company's primary distributors (such as Fox and Paramount) are not included in this new line item because the Company records revenues from these distributors only after the distributors have recouped such costs (refer to the Company's significant accounting policies in Note 2 of the Company's 2013 Form 10-K for further information).

Further, given the nature of the Company's business, the Company has determined that "gross profit" is no longer a meaningful metric. In order to align the financial statement presentation with the nature of the Company's business, the Company will no longer present this line item in its statements of operations.

Revision

As discussed in the immediately preceding section, the Company's statements of operations presentation historically included advertising and marketing expenses directly attributable to its feature films, television series/specials or live performances in costs of revenues to arrive at "gross profit" (as disclosed in Note 2 to the consolidated financial statements contained in the Company's 2013 Form 10-K). As a result, advertising and marketing expenses were incorrectly included in the computation of "gross profit." Accordingly, the Company has revised its prior presentation of advertising and marketing expenses appearing in the accompanying financial statements by decreasing costs of revenues (with a corresponding increase in the new line item entitled "selling and marketing expenses") for the three- and nine-month periods ended September 30, 2013 in the amount of $1.8 million and $9.7 million, respectively. The Company assessed the materiality of this revision on previously issued financial statements and concluded that the revision was not material to the consolidated financial statements because, among other things, there was no impact on previously reported operating income or net income, for any period presented. The Company will continue to revise the classification of previously reported advertising and marketing expenses as they are reported in future quarterly and annual filings.

Segment Gross Profit

The Company continues to believe that advertising and marketing expenses directly attributable to its feature films, television series/specials or live performances are an important component in the evaluation of segment profitability. Accordingly, the Company's segment gross profit continues to include the advertising and marketing expenses, as well as other selling and distribution expenses, previously included within costs of revenues. This does not change the amounts of the previously reported segment profitability metric used by the Company's chief operating decision maker to review segment profitability. See Note 14 for the Company's reportable segment disclosures.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of September 30, 2014, the Company determined that it continued to have a variable interest in ODW as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 7). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 7 for further discussion of how the Company accounts for its investment in ODW, including the Company's remaining contributions (which represent the maximum exposure to the Company).

The Company also determined that, as of September 30, 2014, it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of the Company's obligation to fund all losses. Accordingly, the Company's consolidated financial statements included the activities of the VIE. The consolidation of the VIE had an immaterial impact as of and for the three and nine months ended September 30, 2014 and 2013.

Film and Other Inventory Costs Amortization

Amortization and write-off of film and other inventory costs in any period includes depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. The total amount of such expenses reflected as a component of amortization and write-off of film and other inventory costs for the nine months ended September 30, 2014 and 2013 is presented in the statements of cash flows.

Goodwill

The Company performs a goodwill impairment test on an annual basis, or sooner if indicators of impairment are identified. As of September 30, 2014, the Company did not identify any indicators of goodwill impairment. However, the Company did perform an interim goodwill impairment test as of June 30, 2014 (end of the prior quarter) related to the ATV reporting unit (as described below).

As of June 30, 2014, $118.2 million of total goodwill was attributable to the ATV reporting unit (“ATV Goodwill”). ATV Goodwill represented the excess of the purchase price over the identifiable acquired net assets as of the time of the acquisition of ATV. A large portion of ATV’s purchase price was derived from the fair value of the contingent consideration arrangement entered into in connection with the acquisition (see Note 3). As a result, the cash flow assumptions used for purposes of the goodwill impairment assessment are closely aligned with those used to determine the fair value of the contingent consideration. In connection with the fair value assessment of the contingent consideration as of June 30, 2014, the Company evaluated the revised forecasts for the acquired business, noting a decline in the forecasted earnings for the period applicable to the determination of the contingent consideration payment. Based on this information, the Company determined that an interim goodwill impairment test was necessary and, accordingly, performed a qualitative assessment (commonly referred to as Step 0) to determine whether it was more likely than not that the fair value of the reporting unit was below its carrying value. This assessment included a review of the forecast for periods extending beyond the contingent consideration performance period, which reflected a significant decline in forecasted earnings for certain of the reporting unit's revenue streams when compared to the forecasted amounts at the time of the initial valuation of ATV, as well as delays in the timing of revenue growth. Based on

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this evaluation, the Company concluded that it was more likely than not that the fair value of the ATV reporting unit was less than the reporting unit's carrying amount and, accordingly, the Company proceeded with determining whether the reporting unit's fair value was greater than its carrying value (referred to as Step 1). The Company used the income approach to determine fair value and applied a blended discount rate of 35%. Because a key driver of fair value when applying the income approach is the forecast of future cash flows, the Company's determination of fair value was highly dependent on the level and timing of forecasted earnings and the resulting cash flows. Due to ATV’s limited operating history, there is significant uncertainty in the underlying estimates of ATV’s forecasted earnings. Changes in one or more of the key assumptions could lead to a different fair value of the reporting unit. For further discussion, see "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill."

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s total cash consideration for these two transactions totaled approximately $33.6 million. As a result of these transactions and the preliminary purchase price allocations, the primary assets acquired were identifiable intangible assets of $22.1 million and resulting goodwill of $10.4 million. The results of operations for these two acquisitions have been included in the Company’s consolidated financial statements since their respective closing dates and had an immaterial impact for the three and nine months ended September 30, 2014.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Merger Agreement, the maximum contingent consideration that may be earned is $117.0 million. The estimate of contingent consideration liability was $96.5 million as of December 31, 2013 and $91.8 million as of June 30, 2014. Although, from June 30, 2014 to September 30, 2014, there were no material changes in ATV's forecasted adjusted EBITDA for the performance period, a large portion of the forecasted adjusted EBITDA is expected to occur in November and December 2014 in connection with certain potential licensing and distribution agreements. As a result, the Company included a probability-weighted factor in its determination of the fair value of the contingent consideration liability as of September 30, 2014, which led to the decrease in liability from $91.8 million as of June 30, 2014 to $86.8 million as of September 30, 2014. The change in estimate was recorded as a gain in the consolidated statements of operations. As of September 30, 2014, the discount rate and volatility applied were 17.5% and 37.4%, respectively. Using a discount rate of 25% or a volatility of 20%, as of September 30, 2014, would change the estimated fair value of the contingent consideration liability to $85.1 million and $92.1 million, respectively.

ATV's actual 2014 adjusted EBITDA may be significantly less or greater than the amounts currently forecasted, which could result in a large revision in the estimated fair value of the contingent consideration liability and have a material effect on the Company's results of operations. Significant decreases in ATV’s forecasted adjusted EBITDA could potentially also result in the Company recording a goodwill impairment charge.

In addition, the Company is currently conducting discussions with the former ATV shareholders regarding a potential agreed-upon payment to such shareholders in lieu of the contingent consideration specified in the Merger Agreement. There can be no assurances, however, that the Company will be able to reach an agreement with the former ATV shareholders regarding this payment. If such agreement is reached, the agreed-upon payment may be more or less than the Company’s current estimate of the fair value of the contingent consideration liability.

4.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of September 30, 2014, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of September 30, 2014, the fair value of the senior unsecured notes approximated carrying value as the current borrowing rate approximated the debt instrument's actual interest rate. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the consolidated balance sheets. The fair value of these investments at September 30, 2014 and December 31, 2013 was measured based on quoted prices in active markets.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Film and Other Inventory Costs

Film, television, live performance and other inventory costs consist of the following (in thousands):

	September 30, 2014	December 31, 2013
In release, net of amortization:
Feature films	$372,123	$285,238
Television series and specials	51,496	58,631
In production:
Feature films	372,665	474,609
Television series and specials	76,728	15,332
In development:
Feature films	124,673	75,498
Television series and specials	298	1,500
Product inventory and other(1)	17,215	32,678
Total film, television, live performance and other inventory costs, net	$1,015,198	$943,486
 ____________________

(1)
This category includes $6.8 million and $24.8 million of capitalized live performance costs as of September 30, 2014 and December 31, 2013, respectively. In addition, as of September 30, 2014 and December 31, 2013, this category includes $8.7 million and $7.9 million, respectively, of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution primarily in the home entertainment market.

The Company anticipates that approximately 48% and 81% of the above "in release" film and other inventory costs as of September 30, 2014 will be amortized over the next 12 months and three years, respectively.

As a result of the weaker-than-expected worldwide theatrical performance of Mr. Peabody and Sherman (released into the domestic theatrical market during March 2014), the Company performed an analysis as of March 31, 2014 to determine whether the unamortized film inventory costs exceeded fair value and was thus impaired. Key assumptions used in the fair value measurement were a discount rate of 7% and estimated remaining cash flows over a period of approximately 15 years. As a result of the analysis, the nine-month period ended September 30, 2014 includes an impairment charge of $57.1 million.

During the three months ended September 30, 2014, the Company also recorded other film impairment charges totaling $2.1 million, which were recorded as a component of costs of revenues. No impairment charges were recorded on film and other inventory costs during the nine months ended September 30, 2013.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets

As of September 30, 2014 and December 31, 2013, intangible assets included $69.2 million and $49.5 million, respectively, of indefinite-lived intangible assets. In addition, intangible assets were comprised of definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of September 30, 2014:
Character rights	13.9	$99,000	$(13,660)	$1,011	$86,351
Distribution rights	11.2	30,000	(811)	—	29,189
Programming content	2.0	11,200	(7,933)	—	3,267
Trademarks and trade names	10.0	1,410	(181)	—	1,229
Other intangibles	4.4	2,700	(575)	—	2,125
Total		$144,310	$(23,160)	$1,011	$122,161

As of December 31, 2013:
Character rights	13.9	$99,000	$(8,663)	$1,754	$92,091
Programming content	2.0	11,200	(3,733)	—	7,467
Trademarks and trade names	10.0	1,200	(80)	—	1,120
Other intangibles	2.0	500	(167)	—	333
Total		$111,900	$(12,643)	$1,754	$101,011

7.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	September 30,	December 31,
	September 30, 2014	2014	2013
Oriental DreamWorks Holding Limited	45.45%	$20,779	$16,389
All Other	17.5%-50.0%	4,759	3,140
Total equity method investments		25,538	19,529

Total cost method investments		29,013	19,013
Total investments in unconsolidated entities		$54,551	$38,542

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Loss) income from equity method investees consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Oriental DreamWorks Holding Limited(1)	$(1,382)	$(2,582)	$(5,986)	$(3,539)
All Other	170	(199)	(1,953)	(571)
(Loss) income from equity method investees	$(1,212)	$(2,781)	$(7,939)	$(4,110)

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from December 1, 2013 to August 31, 2014.

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $9.4 million had been funded as of September 30, 2014, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $32.7 million had been satisfied as of September 30, 2014). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the nine months ended September 30, 2013, the Company's consolidated statements of operations included $7.8 million of revenues recognized in connection with non-cash contributions made to ODW. The Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $2.7 million and $3.3 million during the three months ended September 30, 2014 and 2013, respectively, and $6.7 million and $6.2 million during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company's remaining contributions consisted of the following: (i) $40.6 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $6.9 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

September 30, 2014
Company's venture-level equity	$46,253
Technology and intellectual property licenses(1)	(14,388)
Other(2)	(11,086)
Total ODW investment recorded	$20,779

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China (beginning with The Croods). In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned through ODW's distribution of its feature films of $10.9 million and $12.9 million during the three- and nine-month periods ended September 30, 2014, respectively, and $1.1 million and $14.1 million during the three- and nine-month periods ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company's consolidated balance sheets included receivables from ODW of $6.5 million and $3.8 million, respectively, which were classified as a component of trade accounts receivable, and $14.4 million and $16.7 million, respectively, which were classified as a component of receivables from distributors.

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Employee compensation	$28,321	$65,625
Participations and residuals	44,588	50,690
Contingent consideration(1)	87,659	97,545
Interest payable	2,781	7,849
Income taxes payable	2,623	118
Deferred rent	11,107	8,114
Other accrued liabilities	31,771	33,727
Total accrued liabilities	$208,850	$263,668
  ____________________

(1)	Primarily represents the Company's estimate of the amount of contingent consideration payable in connection with the acquisition of ATV (refer to Note 3 for further information).

As of September 30, 2014, the Company estimates that over the next 12 months it will pay approximately $18.1 million of its accrued participation and residual costs.

9.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the three- and nine-month periods ended September 30, 2014 and 2013 (in thousands):

			Amounts Earned
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Deferred Revenue	$9,238	$14,578	$2,482	$10,358	$18,747	$23,831
Strategic Alliance/Development Advances(1)	2,918	1,667	7,683	8,010	23,050	23,900
Other(2)	22,755	20,180	6,089	20,790	32,214	49,407
Total deferred revenue and other advances	$34,911	$36,425
  ____________________

(1)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended September 30, 2014 and 2013, $2.8 million and $5.3 million, respectively, and $8.7 million and $13.2 million for the nine months ended September 30, 2014 and 2013, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended September 30, 2014, of the total amounts earned, $0.6 million, and for the nine months ended September 30, 2014 and 2013, $4.1 million and $1.3 million, respectively, were recorded as a reduction to other assets. During the nine months ended September 30, 2014 and 2013, $2.2 million and $1.4

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, respectively, were recorded as a reduction to prepaid expenses. During the three months ended September 30, 2014 and 2013, of the total amounts earned, $0.6 million and $0.4 million, respectively, and for the nine months ended September 30, 2014 and 2013, $2.2 million and $1.4 million, respectively, were recorded as a reduction to operating expenses.

(2)	Of the total amounts earned, for the nine months ended September 30, 2014, $14.0 million was recorded as a reduction to film and other inventory costs.

10.	Financing Arrangements

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

					Interest Expense
					Three Months Ended		Nine Months Ended
	Balance Outstanding at		Maturity Date		September 30,		September 30,
	September 30, 2014	December 31, 2013		Interest Rate at September 30, 2014	2014	2013	2014	2013
Senior Unsecured Notes	$300,000	$300,000	August 2020	6.875%	$2,921	$955	$8,004	$955
Revolving Credit Facility	$205,000	$—	August 2017	2.65%	$804	$605	$1,645	$1,040

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three months ended September 30, 2014 and 2013, the Company incurred interest costs totaling $6.9 million and $4.0 million, respectively, of which $2.9 million and $2.3 million, respectively, were capitalized to film costs. During the nine months ended September 30, 2014 and 2013, the Company incurred interest costs totaling $19.2 million and $7.3 million, respectively, of which $8.7 million and $5.2 million, respectively, were capitalized to film costs.

As of September 30, 2014, the Company was in compliance with all applicable financial debt covenants.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

Set forth below is a reconciliation of the components that caused the Company's provision/benefit for income taxes (including the statement of operations line item "Increase/decrease in income tax benefit payable to former stockholder") to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Provision for income taxes (combined with increase/decrease in income tax benefit payable to former stockholder)(1)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	(6.5)	(1.4)	3.5	(1.8)
Export sales exclusion/manufacturer's deduction(2)	17.8	(1.7)	0.2	—
Research and development credit(2)	—	(1.9)	—	(4.8)
Federal energy tax credit(3)	—	(2.3)	—	(2.2)
Executive compensation	(10.7)	3.1	(6.8)	3.2
Stock-based compensation	22.6	11.8	(5.9)	4.3
Non-controlling interests	4.9	—	0.1	—
Change in fair value of contingent consideration	(26.2)	—	4.9	—
Losses from an equity method investee	(8.6)	—	(2.2)	—
Other	1.2	(0.9)	(1.4)	(0.8)
Effective tax rate (combined with increase/decrease in income tax benefit payable to former stockholder)(1)	29.5%	41.7%	27.4%	32.9%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	0.6	—	—	—
Export sales exclusion/manufacturer's deduction(2)	(17.8)	1.3	(0.2)	(0.3)
Return-to-provision	0.8	(2.2)	(0.2)	(0.7)
Other	2.3	(0.8)	—	(1.4)
Total change in income tax benefit payable to former stockholder(1)	(14.1)%	(1.7)%	(0.4)%	(2.4)%
Effective tax rate	15.4%	40.0%	27.0%	30.5%

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

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's California state tax returns for all years subsequent to 2007 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2011 through 2013.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stockholders’ Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three and nine months ended September 30, 2014 and the three months ended September 30, 2013, the Company did not repurchase any shares of its Class A Common Stock. During the nine months ended September 30, 2013, the Company repurchased 1.3 million shares of its outstanding Class A Common Stock for $25.0 million under the July 2010 authorization. As of September 30, 2014, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

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

The following table presents the changes in equity for the nine-month periods ended September 30, 2014 and 2013 (in thousands):

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2013	$1,404,795	$1,224	$1,406,019
Stock option exercises	12,167	—	12,167
Stock-based compensation	19,379	—	19,379
Purchase of treasury shares	(3,343)	—	(3,343)
Foreign currency translation adjustments	(471)	—	(471)
Distributions to non-controlling interest holder	—	(143)	(143)
Net loss	(46,395)	(85)	(46,480)
Balance as of September 30, 2014	$1,386,132	$996	$1,387,128

Balance as of December 31, 2012	$1,345,616	$630	$1,346,246
Stock-based compensation	26,968	—	26,968
Purchase of treasury shares	(28,170)	—	(28,170)
Foreign currency translation adjustments	(1,443)	—	(1,443)
Distributions to non-controlling interest holder	—	(45)	(45)
Net income	37,894	547	38,441
Balance as of September 30, 2013	$1,380,865	$1,132	$1,381,997

13.	Stock-Based Compensation

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and nine-month periods ended September 30, 2014 and 2013, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014(2)	2013	2014	2013
Total stock-based compensation	$(34)	$4,646	$8,387	$14,483
Tax impact(1)	—	(1,937)	(2,298)	(4,765)
Reduction in net income, net of tax	$(34)	$2,709	$6,089	$9,718
 ____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the statement of operations line item "Increase/decrease in income tax benefit payable to former stockholder" (see Note 11).

(2)	Reflects the reversal of certain stock-based compensation expense due to a change in the estimated probability that certain performance-based equity awards will vest.

Stock-based compensation cost capitalized as a part of film costs was $3.3 million and $4.1 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $10.6 million and $12.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three- and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)
2014
Restricted stock and restricted stock units	334	$20.02	793	$24.35
2013
Restricted stock and restricted stock units	327	$27.58	754	$22.53

As of September 30, 2014, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $56.8 million and will be amortized on a straight-line basis over a weighted average period of 1.8 years.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment performance is evaluated based on revenues and segment gross profit. The Company does not allocate assets to each of its operating segments, nor does the Company's chief operating decision maker evaluate operating segments using discrete asset information. Information on the reportable segments and a reconciliation of total segment revenues and segment gross profit to consolidated financial statements are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Feature Films	$142,410	$120,742	$322,132	$372,188
Television Series and Specials	14,322	18,376	52,241	58,875
Consumer Products	12,062	11,791	42,723	54,904
All Other	12,067	3,640	33,283	16,666
Total consolidated revenues	$180,861	$154,549	$450,379	$502,633

Segment gross profit(1)
Feature Films	$64,296	$55,916	$62,770	$149,899
Television Series and Specials	2,269	4,113	9,248	15,792
Consumer Products	4,245	2,939	17,596	26,433
All Other	1,231	(116)	3,724	15
Total segment gross profit	$72,041	$62,852	$93,338	$192,139

Reconciliation to consolidated income (loss) before income taxes:
Selling and marketing expenses(2)	3,689	1,877	7,027	4,040
General and administrative expenses	54,957	45,869	153,393	136,206
Product development expense	434	455	1,585	2,487
Change in fair value of contingent consideration	(4,955)	—	(9,675)	—
Other operating income	(2,673)	(3,333)	(6,662)	(6,192)
Non-operating expenses (income)	4,926	(1,795)	3,490	(4,408)
Loss from equity method investees	1,212	2,781	7,939	4,110
Total consolidated income (loss) before income taxes	$14,451	$16,998	$(63,759)	$55,896
____________________

(1)
The Company defines segment gross profit as segment revenues less segment costs of revenues (which is comprised of costs of revenues and certain costs classified as a component of "selling and marketing" in its statements of operations). Refer to Note 1 for further information related to changes made to the Company's statement of operations presentation.

(2)	Represents certain general selling and marketing expenses that are not included as a component of segment gross profit.

The following table presents goodwill for each of the Company's reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	All Other	Total
Balance as of December 31, 2013	$43,995	$6,111	$10,999	$118,617	$179,722
Measurement period adjustments related to the acquisition of ATV	—	—	—	(428)	(428)
Acquisitions	—	—	1,300	9,073	10,373
Balance as of September 30, 2014	$43,995	$6,111	$12,299	$127,262	$189,667

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Related Party Transactions

Transactions with ODW

During the nine months ended September 30, 2014, the Company had various transactions with a related party, ODW. See Note 7 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV (which the Company acquired in May 2013) have formed joint ventures related to the music business. As it relates to these arrangements, for the three and nine months ended September 30, 2014 and 2013, revenues recognized and expenses incurred were not material. As of September 30, 2014, the Company's deferred revenue and other advances (see Note 9) included a cash advance received in the amount of $5.0 million related to music licensing revenues.

Fuhu, Inc.

The Company holds an equity investment in Fuhu, Inc. (“Fuhu”) representing approximately 3% of Fuhu’s outstanding equity securities. The son of the Company's vice chairman served as the chief financial officer of Fuhu from April 2014 until October 2014. The Company has entered into various agreements with Fuhu, involving, among other things, the licensing of certain of the Company’s characters and other intellectual property for use by Fuhu in connection with Fuhu’s tablet computers and the provision of marketing and other services to Fuhu. During the nine months ended September 30, 2014, revenues earned from Fuhu were immaterial.

Other

As of September 30, 2014, the Company's balance sheet included a receivable of $11.8 million from its chief executive officer representing stock option exercise costs for exercises that occurred immediately prior to September 30, 2014 and that settled on October 2, 2014. This amount was classified as other assets in the Company's consolidated balance sheets.

16.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's third-party distributors, Paramount and Fox. Paramount represented approximately 30% and 68% of total revenue for the three-month periods ended September 30, 2014 and 2013, respectively, and 28% and 56% for the nine-month periods ended September 30, 2014 and 2013, respectively. Fox represented approximately 40% of total revenue for the three-month period ended September 30, 2014, and 29% and 14% for the nine-month periods ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, approximately 59% and 49%, respectively, of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix, Inc.

17.Commitments and Contingencies

Legal Proceedings

Shareholder Class Action and Derivative Lawsuits. In August 2014, two putative shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors in the U.S. District Court for the Central District of California. These lawsuits have been consolidated and generally assert that, between October 29, 2013 and July 29, 2014, the Company and certain of its officers and directors made alleged material misstatements and omissions regarding the financial performance of Turbo. In September 2014, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California against the Company (nominally and in a derivative capacity) and several of its officers and directors for alleged violations of fiduciary duties to the Company for, among other things, permitting the Company to issue alleged material misstatements and omissions regarding the financial performance of Turbo. This lawsuit generally asserts, purportedly on the Company's behalf, the same underlying factual allegations as those made in the class action lawsuits discussed above and has been deemed a related case. These lawsuits seek to recover damages

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on behalf of shareholders as well as other equitable and unspecified monetary relief. The Company intends to vigorously defend against these lawsuits. Because these lawsuits have only recently been filed, at this time the Company is unable to reasonably predict the ultimate outcome of these lawsuits, nor can it reasonably estimate a range of possible loss.

Antitrust Class Action. In September and October 2014, three putative class action lawsuits alleging violations of federal and state antitrust laws were filed against the Company and various other companies. These lawsuits generally assert that the defendants agreed to restrict competition through non-solicitation agreements and agreements to fix the wage and salary ranges for certain employees and consultants. The lawsuits seek to recover damages on behalf of all persons who worked for the defendants at any time from 2004 to the present. All of the cases were filed in the U.S. District Court for the Northern District of California and have been or may be deemed related to cases filed in 2011 against other defendants. The Company intends to vigorously defend against these lawsuits. Because these lawsuits have only recently been filed, at this time the Company is unable to reasonably predict the ultimate outcome of these lawsuits, nor can it reasonably estimate a range of possible loss.

Other Legal Matters. From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business, typically intellectual property litigation and infringement claims related to the Company's feature films and other commercial activities, which could cause the Company to incur significant expenses or prevent the Company from releasing a film or other properties. The Company also has been the subject of patent and copyright claims relating to technology and ideas that it may use or feature in connection with the production, marketing or exploitation of the Company's feature films and other properties, which may affect the Company's ability to continue to do so. Furthermore, from time to time the Company may introduce new products or services, including in areas where it currently does not operate, which could increase its exposure to litigation and claims by competitors, consumers or other intellectual property owners. Defending intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that any existing legal proceedings or claims (other than those previously described) are likely to have a material effect on its financial position, results of operations or cash flows.

Other Commitments and Contingencies

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$11,928	$10,064	$(46,395)	$37,894
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,750	83,741	84,666	84,049
Less: Unvested restricted stock	(104)	(110)	(104)	(110)
Denominator for basic calculation	84,646	83,631	84,562	83,939
Weighted average effects of dilutive stock-based compensation awards:
Employee stock options and stock appreciation rights	1	174	—	2
Restricted stock awards	1,198	1,548	—	1,100
Denominator for diluted calculation	85,845	85,353	84,562	85,041
Net income (loss) per share—basic	$0.14	$0.12	$(0.55)	$0.45
Net income (loss) per share—diluted	$0.14	$0.12	$(0.55)	$0.45

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts (for periods where the Company had net income) because the effects would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2013
Options to purchase shares of common stock and restricted stock awards	1,399	1,667	1,739
Stock appreciation rights	—	3,771	5,000
Total	1,399	5,438	6,739

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares (for periods where the Company had net income) as the required performance conditions had not been met as of September 30, 2014 nor 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2013
Options to purchase shares of common stock and restricted stock awards	1,014	244	244

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Restructuring Charges

During the three months ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. During the three months ended March 31, 2013, the Company implemented a restructuring plan to lower the cost structure, which resulted in a commitment to further reduce its workforce. As a result, the Company incurred restructuring charges attributable to employee-related costs (primarily related to severance and benefits) totaling $2.6 million for 43 employees, and $5.5 million for 102 employees for the three- and nine-month periods ended September 30, 2013, respectively. Restructuring charges were not material for the nine months ended September 30, 2014. These charges were recorded in costs of revenues and general and administrative expenses in the Company's consolidated statements of operations. Payments made during the three months ended September 30, 2014 and 2013 totaled $0.4 million and $2.7 million, respectively, and during the nine months ended September 30, 2014 and 2013 totaled $2.1 million and $7.2 million (which includes the impact of accelerated vesting of certain stock-based compensation awards), respectively, related to these restructuring plans. As of September 30, 2014 and December 31, 2013, $0.1 million and $1.7 million, respectively, remained accrued as a liability. As of September 30, 2014, the Company's restructuring plans were substantially complete. The Company's restructuring plans are primarily attributable to its Feature Films reportable segment.

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

Management Overview

The following is a summary of the significant items that affected our financial results for the three and nine months ended September 30, 2014:

•
During the three and nine months ended September 30, 2014, we earned net income (excluding net loss attributable to non-controlling interests) of $11.9 million, or $0.14 per share, and incurred a net loss of $46.4 million, or a loss of $0.55 per share, respectively. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the three months ended September 30, 2014, How to Train Your Dragon 2 (June 2014 release) contributed revenues of $78.4 million (of which $74.2 million and $4.2 million was attributable to the Feature Film and Consumer Products segments, respectively). A discussion of the revenues generated from this film is provided in the sections entitled "—Overview of Financial Results—Revenues—Feature Films—Current year theatrical releases."

•
Our financial results for the nine months ended September 30, 2014 included impairment charges totaling $59.2 million, which were primarily due to Mr. Peabody and Sherman's weaker-than-expected performance in the worldwide theatrical market. We did not record any impairment charges during the nine months ended September 30, 2013. Further discussion is provided in the section entitled "—Overview of Financial Results—Costs of Revenues."

•
In May 2013, we completed the acquisition of AwesomenessTV ("ATV"). During the three and nine months ended September 30, 2014, our revenues included $5.5 million and $18.8 million, respectively. Further discussion is provided in the section entitled "—Overview of Financial Results."

•
As of September 30, 2014, we updated our estimate of the fair value of the contingent consideration liability related to the acquisition of ATV. As a result, during the three and nine months ended September 30, 2014, we recorded a gain of $4.9 million and $9.7 million, respectively, to reflect the change in fair value of the liability. Further discussion is provided in the section entitled "—Overview of Financial Results" and "Critical Accounting Policies and Estimates—Goodwill."

We have historically presented exploitation costs (e.g., advertising and marketing) that are directly attributable to our feature films, television series/specials or live performances as a component of costs of revenues. Due to our continued focus on business diversification and the growth in the variety of business lines in which we now operate, our advertising and marketing efforts have become less correlated with our various revenue streams. We have determined that it is more meaningful to present all marketing and other distribution expenses as a single line item in our statements of operations. For a description of this category, see "—Our Revenues and Costs—Our Costs—Selling and Marketing Expenses."

As disclosed in Note 2 to the consolidated financial statements contained in the our 2013 Form 10-K, our statements of operations presentation historically reflected exploitation costs in costs of revenues to arrive at "gross profit." We have revised our statement of operations presentation to remove advertising and marketing expenses from costs of revenues. However, we continue to believe that advertising and marketing expenses directly attributable to our feature films, television series/specials or live performances are an important component in our evaluation of segment profitability. Accordingly, our segment gross profit continues to include the advertising and marketing expenses, as well as other selling and distribution expenses, previously included within costs of revenues. This does not change the amounts of the previously reported segment profitability metric used by the Company's chief operating decision maker to review segment profitability. See Note 1 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further details of these changes.

Our Business

Our business is primarily devoted to developing, producing and exploiting animated feature films (and other audiovisual programs) and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising, licensing and other markets. In addition, we continue to expand our library and increase the value of our intellectual property assets by developing and producing new television series, live performances and other non-theatrical content based on characters from our feature films.

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

Television Series and Specials

Our business activities also include the development, production and exploitation of television, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television series/specials and direct-to-video product are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. In June 2013, we announced that we had entered into separate, long-term agreements with Netflix and the German television network SuperRTL regarding the production and distribution of existing and future episodic series. The agreement with Netflix provides for the Company to deliver over 300 hours of newly created series based on our DreamWorks Animation and Classic Media properties. Under both agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to Netflix or SuperRTL.

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

Television Series and Specials. Similar to our Feature Films segment, costs of revenues related to our Television Series and Specials segment primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized. In addition, costs of revenues include amortization of intangible assets (which consists of certain character rights). We also use a third-party, ANConnect (formerly, Anderson Merchandisors) ("Anderson"), to distribute certain home entertainment product in the U.S. and Canada, and as a result of our arrangement with Anderson, costs of revenues also include costs related to physical inventory sales.

Consumer Products. Costs of revenues associated with our Consumer Products segment are primarily related to the portion of amortization of capitalized costs of our film, television series/specials and live performances, as well as amortization of certain intangible assets, associated with consumer product and licensing revenues. Costs of revenues also include participation costs.

All Other. All Other costs of revenues primarily include those attributable to ATV and our live performance business. Costs of revenues associated with our live performance business include the amortization of capitalized costs (excluding the portion attributable to consumer products revenue) and other operating costs.

Segment Costs of Revenues

Costs of revenues (as previously described) and selling, marketing and other distribution expenses directly attributable to our segments are the components that comprise our "segment costs of revenues" to arrive at segment profitability ("segment gross profit"). See Note 14 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for a reconciliation of segment gross profit to income before income taxes.

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

As it relates to titles that have been impaired, additional impairments may be subsequently recorded if the uncertain components of our future revenues associated with those titles (e.g., those related to home entertainment sales) do not materialize as currently expected. For example, in October 2014, we released Mr. Peabody and Sherman into the domestic home entertainment market, and through the date of this filing, such sales have performed below our September 30, 2014 forecast. If the title's sales continue to under-perform during the fourth quarter of 2014, and we are unable to identify incremental sources of revenues from the title, we may take a further impairment charge. As of September 30, 2014, remaining unamortized capitalized production costs related to Mr. Peabody and Sherman were approximately $84.7 million. A reduction of 10% in our estimated future revenues attributable to Mr. Peabody and Sherman would result in an additional impairment charge of approximately $5 million to $10 million. Similarly, we may also experience a further impairment of Turbo's remaining carrying costs if the uncertain components of our future revenues related to the title (e.g., those related to certain home entertainment sales and consumer products licensing activity) do not materialize as currently expected. As of September 30, 2014, remaining unamortized capitalized production costs related to Turbo were approximately $56.2 million. A reduction of 10% in our estimated future revenues attributable to Turbo would result in an additional impairment charge of approximately $4 million to $8 million.

For a discussion of write-downs of capitalized production costs recorded during the three and nine months ended September 30, 2014, see "—Overview of Financial Results—Costs of Revenues."

Selling and Marketing Expenses

Beginning with this Quarterly Report, our statements of operations now include a financial statement line item titled "Selling and Marketing" (see "—Management Overview" and Note 1 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further information).

Selling and marketing expenses primarily consist of advertising and marketing costs, promotion costs, distribution fees and sales commissions to outside third parties. Generally, given the structure of our feature film distribution arrangements, we do not incur distribution and marketing costs or third-party distribution and fulfillment services fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films would be included in selling and marketing expenses to the extent that we caused our distributors to make additional expenditures in excess of mutually agreed amounts. Our television series and specials are typically not subject to the same distribution agreements as our feature films, and accordingly, selling and marketing expenses include distribution and marketing costs directly incurred by us.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, as a result of our restructuring plans (as described in Note 19 of the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report), our general and administrative expenses also include restructuring charges.

Other Operating Income

Operating-related income or gains that are not considered revenues are classified as other operating income in our consolidated statements of operations. Other operating income largely consists of income recognized in connection with our contributions to ODW in the form of consulting and training services and the license of technology. Refer to the section entitled "—Overview of Financial Results—Other Operating Income" for further details of amounts recognized as other operating income during the three and nine months ended September 30, 2014 and 2013.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014(1)	2013	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$180.9	$154.5	$26.4	17.1%	$450.4	$502.6	$(52.2)	(10.4)%
Operating expenses (income):
Costs of revenues	103.7	86.6	17.1	19.7%	335.7	293.4	42.3	14.4%
Selling and marketing	8.8	6.9	1.9	27.5%	28.3	21.1	7.2	34.1%
General and administrative	55.0	45.9	9.1	19.8%	153.4	136.2	17.2	12.6%
Product development	0.4	0.4	—	—%	1.6	2.5	(0.9)	(36.0)%
Change in fair value of contingent consideration	(4.9)	—	(4.9)	(100.0)%	(9.7)	—	(9.7)	(100.0)%
Other operating income	(2.7)	(3.3)	(0.6)	(18.2)%	(6.6)	(6.2)	0.4	6.5%
Operating income (loss)	20.6	18.0	2.6	14.4%	(52.3)	55.6	(107.9)	NM

Non-operating income (expense):
Interest (expense) income, net	(2.8)	(0.7)	(2.1)	NM	(7.1)	0.9	(8.0)	NM
Other income, net	0.3	2.8	(2.5)	(89.3)%	3.4	4.9	(1.5)	(30.6)%
(Increase) decrease in income tax benefit payable to former stockholder	(2.4)	(0.3)	(2.1)	NM	0.2	(1.4)	1.6	NM
Income (loss) before loss from equity method investees and income taxes	15.7	19.8	(4.1)	(20.7)%	(55.8)	60.0	(115.8)	NM

Loss from equity method investees	1.2	2.8	(1.6)	(57.1)%	7.9	4.1	3.8	92.7%
Income (loss) before income taxes	14.5	17.0	(2.5)	(14.7)%	(63.7)	55.9	(119.6)	NM
Provision (benefit) for income taxes	2.6	6.9	(4.3)	(62.3)%	(17.2)	17.5	(34.7)	NM
Net income (loss)	11.9	10.1	1.8	17.8%	(46.5)	38.4	(84.9)	NM
Less: Net (loss) income attributable to non-controlling interests	—	—	—	—%	(0.1)	0.5	(0.6)	NM
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$11.9	$10.1	$1.8	17.8%	$(46.4)	$37.9	$(84.3)	NM

Diluted net income (loss) per share attributable to DreamWorks Animation SKG, Inc.	$0.14	$0.12	$0.02	16.7%	$(0.55)	$0.45	$(1.00)	NM
Shares used in computing diluted net income (loss) per share	85.8	85.3		0.6%	84.6	85.0		(0.5)%
____________________
NM: Not Meaningful.

(1)
Our results for the nine months ended September 30, 2014 included write-downs of film costs totaling $59.2 million. See "—Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013—Costs of Revenues" for further details.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following chart sets forth (in millions), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
Revenues ($ in millions)
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$180.9(1)
Feature Films, $142.4
78.7%
Television Series and Specials, $14.3
7.9%
Consumer Products, $12.1
6.7%
All Other, $12.1
6.7%
3Q 2014
$154.5(1)
Feature Films, $120.7
78.1%
Television Series and Specials, $18.4
11.9%
Consumer Products, $11.8
7.6%
All Other, $3.6
2.4%
3Q 2013

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

Revenues. For the three months ended September 30, 2014, our revenues were $180.9 million, an increase of $26.4 million, or 17.1%, as compared to $154.5 million for the three months ended September 30, 2013.

Feature Films

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 (in millions):

Feature Films Segment
Revenues by Category
$142.4(1)
$120.7(1)
How to Train Your Dragon 2, $74.2
Turbo, $12.7
The Croods, $1.8
Rise of the Guardians, $3.5
$14.5
Library, $50.2
Turbo, $6.4
The Croods, $4.0
$10.4
Rise of the Guardians, $42.4
$53.3
Madagascar 3, $10.9
Puss in Boots, $4.8
Library, $52.2
Revenues ($ in millions)
$160
$140
$120
$100
$80
$60
$40
$20
$0
3Q 2014
3Q 2013
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category increased $63.8 million during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. The increase in revenues generated by our "Current year theatrical releases" category was due to How to Train Your Dragon 2 (June 2014 release), which was a stronger-performing title than Turbo (July 2013 release). This increase was negatively impacted by Mr. Peabody and Sherman (March 2014 release), which contributed no revenues for the three months ended September 30, 2014 as our primary distributor had not yet recouped their marketing and distribution costs, while during the same period of the prior year, our revenues benefited from a stronger-performing title, The Croods (March 2013 release). We currently anticipate that Fox will recoup their costs from their future on-going distribution of Mr. Peabody and Sherman in the post-theatrical (e.g., home entertainment and television) markets.

During the three months ended September 30, 2014, How to Train Your Dragon 2 contributed $74.2 million, or 41.0%, of consolidated revenues primarily earned in the worldwide theatrical markets. During the three months ended September 30,

2013, Turbo contributed $6.4 million, or 4.1%, of revenues, primarily earned in the Chinese and South Korean theatrical markets, which are distributed outside of our arrangement with Fox. During the three months ended September 30, 2013, Fox did not report any revenue to us for Turbo as they had not yet recouped their marketing and distribution costs, largely as a result of Turbo's box office performance. Additionally, during the three months ended September 30, 2013, The Croods contributed $4.0 million, or 2.6%, of revenues, primarily earned in the worldwide theatrical market.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $38.8 million, or 72.8%, to $14.5 million during the three months ended September 30, 2014 when compared to $53.3 million of revenues earned during the three months ended September 30, 2013. The decrease in revenues was primarily due to higher worldwide television market revenues earned during the three months ended September 30, 2013 when compared to the three months ended September 30, 2014, which was attributable to the timing of Rise of the Guardians' (November 2012 release) availability windows in various international territories.

For the three months ended September 30, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo (July 2013 release) and The Croods (March 2013 release). During the three months ended September 30, 2014, Turbo contributed $12.7 million, or 7.0%, of consolidated revenues, primarily earned in the international pay television market. During the three months ended September 30, 2014, The Croods contributed $1.8 million, or 1.0%, of revenues, primarily earned in the worldwide home entertainment markets.

For the three months ended September 30, 2013, "Prior year theatrical release" revenues consisted of those generated by Rise of the Guardians and Madagascar 3 (June 2012 release). During the three months ended September 30, 2013, Rise of the Guardians contributed $42.4 million, or 27.4%, of revenues, primarily earned in the worldwide television markets. During the three months ended September 30, 2013, Madagascar 3 contributed $10.9 million, or 7.1%, of revenues, primarily earned in the worldwide home entertainment and television markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category remained relatively consistent during the three months ended September 30, 2014 when compared the three months ended September 30, 2013. During the three months ended September 30, 2014, Rise of the Guardians (an original title released in November 2012) contributed $3.5 million, or 1.9%, of consolidated revenues, primarily earned in the worldwide home entertainment and international television markets. During the three months ended September 30, 2013, Puss in Boots (a sequel title released in October 2011) contributed $4.8 million, or 3.1%, of revenues, primarily earned in the worldwide home entertainment market.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category decreased to $50.2 million during the three months ended September 30, 2014 when compared to $52.2 million of revenue earned during the three months ended September 30, 2013. Although there were a higher quantity of titles that comprised our Library for the three months ended September 30, 2014 when compared to the same period of the prior year, the three months ended September 30, 2013 benefited from subscription video-on-demand ("SVOD") revenues generated by several of our older titles. The primary contributors to Library revenues during each of the three months ended September 30, 2014 and 2013, were Madagascar 3 and Kung Fu Panda 2, respectively, which generated a similar amount of revenues, primarily earned in the international free television market.

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 (in millions, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
Segment	2014	2013	$	%
Television Series and Specials	$14.3	$18.4	$(4.1)	(22.3)%
Consumer Products	12.1	11.8	0.3	2.5%
All Other(1)	12.1	3.6	8.5	NM
Total Non-Feature Film revenues	$38.5	$33.8	$4.7	13.9%
NM: Not Meaningful.
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment decreased by $4.1 million, or 22.3%, to $14.3 million during the three months ended September 30, 2014 when compared to $18.4 million of revenues earned during the three months ended September 30, 2013. This decrease was primarily attributable to a decline in revenues generated by our Classic Media properties due to the timing of certain revenue arrangements that resulted in higher revenues earned during the three months ended September 30, 2013 when compared to the three months ended September 30, 2014. This decrease was partially offset by an increase in revenues generated by our DreamWorks Animation properties as our new episodic series Turbo F.A.S.T. debuted in December 2013 and was a main revenue contributor to this segment during the three months ended September 30, 2014.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment remained relatively consistent during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, our Consumer Products segment revenues primarily related to merchandising and licensing activities related to How to Train Your Dragon 2, while during the three months ended September 30, 2013, revenues were primarily related to merchandising and licensing activities related to Turbo.

All Other. Revenues generated by our All Other segment increased $8.5 million to $12.1 million during the three months ended September 30, 2014 when compared to $3.6 million earned during the three months ended September 30, 2013, primarily due to revenues generated by ATV and Big Frame. Revenues attributable to ATV increased when comparing the three months ended September 30, 2014 to the same period of the prior year due to higher advertising revenues as a result of increased viewership and revenues generated from sponsorship arrangements. In addition, Big Frame (which was acquired in April 2014) contributed $3.0 million of revenues during the three months ended September 30, 2014.

Costs of Revenues.  Costs of revenues for the three months ended September 30, 2014 totaled $103.7 million, an increase of $17.1 million, or 19.7%, compared to $86.6 million for the three months ended September 30, 2013. Costs of revenues as a percentage of revenues remained relatively consistent at 57.3% for the three months ended September 30, 2014 compared to 56.1% for the three months ended September 30, 2013. Costs of revenues and selling, marketing and other distribution expenses directly attributable to our segments are the components that comprise our "segment costs of revenues" to arrive at segment profitability ("segment gross profit"). See Note 14 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for a reconciliation of segment gross profit to income before income taxes. The following is a discussion of our segment costs of revenues:

Feature Films. The primary component of segment costs of revenues for our Feature Film segment is film amortization costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 54.9% during the three months ended September 30, 2014 compared to 53.7% for the three months ended September 30, 2013. During the three months ended September 30, 2014, segment costs of revenues as a percentage of revenues were slightly impacted by a $1.8 million impairment charge (exclusive of $0.3 million attributable to the Consumer Products segment) related to Turbo as a result of revisions to the title's forecasted future cash flows. This was partially offset by the strong performance of How to Train Your Dragon 2 (June 2014 release), as the title was the primary driver of revenues for the three-month period ended September 30, 2014. In addition, our “Library” category had an overall lower amortization rate as a result of revenues generated by Madagascar 3 (which is a title that has a lower rate of amortization) during the three months ended September 30, 2014 when compared to Kung Fu Panda 2 (which is a title that has a higher rate of amortization compared to the average amortization rate of our library titles), which was the primary revenue contributor in our "Library" category during the three months ended September 30, 2013.

Television Series and Specials. Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 84.2% during the three months ended September 30, 2014 compared to 77.6% for the three months ended September 30, 2013. The increase in segment costs of revenues as a percentage of revenues was affected by the amortization of character rights acquired in the Classic Media transaction. These character rights are amortized on a straight-line basis, and therefore, do not directly correlate with revenues generated during the period. In addition, we incurred higher marketing expenses during the three months ended September 30, 2014 relative to revenues generated during the period related to our growing number of new television series.

Consumer Products. Segment costs of revenues as a percentage of revenues for our Consumer Products segment during the three months ended September 30, 2014 decreased to 64.8% compared to 75.1% for the three months ended September 30, 2013. For the three months ended September 30, 2014, segment costs of revenues as a percentage of revenues benefited from revenues of $4.2 million generated by How to Train Your Dragon 2, which has a low amortization rate compared to Turbo, which contributed $3.9 million in consumer product revenues during the same period of the prior year, and has a high amortization rate.

All Other. During the three months ended September 30, 2014 and 2013, segment costs of revenues related to our All Other segment were $10.8 million and $3.8 million, respectively, which primarily consisted of those related to ATV and Big Frame. The increase in segment costs of revenues was partially attributable to the inclusion of Big Frame (which was acquired in April 2014), as well as an increase in inventory amortization costs related to our live performance productions due to higher activity during the three months ended September 30, 2014 when compared to the same period of the prior year.

Selling and Marketing. During the three months ended September 30, 2014 and 2013, selling and marketing expenses were $8.8 million and $6.9 million, respectively. The increase of $1.9 million, or 27.5%, when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013, was primarily attributable to higher marketing costs incurred due to our expanding consumer products business. For a description of this category, see "—Our Revenues and Costs—Our Costs—Selling and Marketing Expenses."

General and Administrative. Total general and administrative expenses increased $9.1 million to $55.0 million (which includes a net reversal of stock-based compensation expense of $0.3 million) for the three months ended September 30, 2014 from $45.9 million (including $4.5 million of stock-based compensation expense) for the three months ended September 30, 2013. This 19.8% aggregate increase was primarily attributable to an increase of $3.3 million as a result of our recent acquisitions, higher salaries and benefits of $6.4 million (excluding the effect of our recent acquisitions) due to increased headcount to support our brand and business diversification and expansion efforts, as well as $6.8 million of increased professional fees and facility expenses to support such expansion. These increases were partially offset by a decrease of $8.7 million attributable to lower incentive compensation expense (including stock-based compensation) related to performance-based compensation, which varies with changes in forecasts of the related performance metrics that will be achieved. In addition, restructuring charges decreased by $1.8 million, which primarily consisted of severance and benefits. The remaining increases related to other general and administrative expenses, none of which were individually material.

Product Development. Product development costs remained consistent during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. Product development costs primarily represent research and development costs related to our technology initiatives.

Change in Fair Value of Contingent Consideration. As of September 30, 2014, we updated our estimate of the fair value of the contingent consideration liability related to the acquisition of ATV. Although, from June 30, 2014 to September 30, 2014, there were no material changes in ATV's forecasted adjusted EBITDA for the performance period, a large portion of the forecasted adjusted EBITDA is expected to occur in November and December 2014 in connection with certain potential licensing and distribution agreements. As a result, we included a probability-weighted factor in our determination of the fair value of the contingent consideration liability as of September 30, 2014, which led to a decrease in our contingent consideration liability. Accordingly, we recorded a gain of $4.9 million during the three months ended September 30, 2014 to reflect the change in fair value of the liability. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report, as well as "—Critical Accounting Policies and Estimates—Goodwill."

Other Operating Income. During the three months ended September 30, 2014 and 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended September 30, 2014 and 2013, other operating income totaled $2.7 million and $3.3 million, respectively, and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Income. Operating income for the three months ended September 30, 2014 and 2013 was $20.6 million and $18.0 million, respectively. The slight increase in operating income when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013 was largely due to the gain recorded during the three months ended September 30, 2014 as a result of the decrease in fair value of contingent consideration (as described above).

Interest Expense/Income, Net. For the three months ended September 30, 2014 and 2013, we recorded net interest expense (net of amounts capitalized) of $2.8 million and $0.7 million, respectively. Interest expense (net) incurred increased primarily due to higher debt balances that were outstanding during the three months ended September 30, 2014 when compared to the same period of the prior year.

Other Income, Net.  For the three months ended September 30, 2014 and 2013, total other income (net of other expenses) was $0.3 million and $2.8 million, respectively. Other income in both years included income recognized in connection with preferred vendor arrangements with certain of our strategic alliance relationships. In addition, the decrease in other income (net) is also due to losses on foreign currency exchange transactions that we recorded during the three months ended September 30, 2014 in the amount of $1.2 million as compared to gains of $1.3 million during the same period of the prior year.

Increase in Income Tax Benefit Payable to Former Stockholder.  As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our 2004 initial public offering (“Tax Basis Increase"), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As a result of the Tax Basis Increase, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the three months ended September 30, 2014 and 2013, we recorded $2.4 million and $0.3 million, respectively, as an increase in income tax benefit payable to former stockholder in our statements of operations as a result of a reduction in our ability to claim certain tax deductions.

Loss from Equity Method Investees.  We use the equity method of accounting for investments in companies in which we own 50% or less and can exercise significant influence, but do not control. During the three months ended September 30, 2014 and 2013, our portion of the losses incurred by equity method investees was $1.2 million and $2.8 million, respectively, which were primarily attributable to our shares of losses incurred by ODW.

Provision for Income Taxes.  For the three months ended September 30, 2014, we recorded a provision for income taxes of $2.6 million, or an effective tax rate of 15.4%. For the three months ended September 30, 2013, we recorded a provision for income taxes of $6.9 million, or an effective tax rate of 40.0%. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended September 30, 2014 and 2013 were 29.5% and 41.7%, respectively. Our effective tax rate and our combined effective tax rate for the three months ended September 30, 2014 were lower than the 35% statutory federal rate primarily due to changes in the fair value of contingent consideration related to the ATV acquisition, which are nontaxable. Our effective tax rate and our combined effective tax rate for the three months ended September 30, 2013 were higher than the 35% statutory federal rate primarily due to tax expense recorded in connection with a reduction of previously established deferred tax assets as a result of the expiration of certain stock-based awards.

Refer to "—Critical Accounting Policies and Estimates—Provision for Income Taxes" for a discussion of our valuation allowance.

Net Income Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net loss attributable to non-controlling interests) for the three months ended September 30, 2014 was $11.9 million, or $0.14 per diluted share, as compared $10.1 million, or $0.12 per diluted share, during the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following chart sets forth (in millions), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Revenues ($ in millions)
$450.4(1)
$502.6(1)
Feature Films, $322.1
71.5%
Feature Films, $372.2
74.1%
Television Series and Specials, $52.3
11.6%
Television Series and Specials, $58.9
11.7%
Consumer Products, $42.7
9.5%
Consumer Products, $54.9
10.9%
All Other, $33.3
7.4%
All Other, $16.6
3.3%
YTD 3Q 2014
YTD 3Q 2013

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

Revenues. For the nine months ended September 30, 2014, our revenues were $450.4 million, a decrease of $52.2 million, or 10.4%, as compared to $502.6 million for the nine months ended September 30, 2013.

Feature Films

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$400
$350
$300
$250
$200
$150
$100
$50
$0
$322.1(1)
How to Train Your Dragon 2, $76.8
$81.3
Mr. Peabody and Sherman, $4.5
Turbo, $46.0
$115.0
The Croods, $69.0
Rise of the Guardians, $8.9
Madagascar 3, $1.8
$10.7
Library, $115.1
$372.2(1)
Turbo, $6.4
The Croods, $78.0
$84.4
Rise of the Guardians, $68.4
$147.8
Madagascar 3, $79.4
Puss in Boots, $13.3
Kung Fu Panda 2, $0.4
$13.7
Library, $126.3
YTD 3Q 2014
YTD 3Q 2013
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category decreased $3.1 million, or 3.7%, during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. The Croods (March 2013 release) was a stronger-performing title than Mr. Peabody and Sherman (March 2014 release) (refer to "Costs of Revenues" below for further discussion). During the nine months ended September 30, 2013, The Croods contributed $78.0 million, or 15.5%, of consolidated revenues, primarily earned in the worldwide theatrical market, while during the nine months ended September 30, 2014, Mr. Peabody and Sherman contributed $4.5 million, or 1.0%, of revenues, primarily earned in the Chinese theatrical and ancillary markets. Although Fox has not yet recouped their marketing and distribution costs, we currently anticipate that they will recoup their costs from their future on-going distribution of Mr. Peabody and Sherman in the post-theatrical (e.g., home entertainment and television) markets.

The decrease in revenues was partially offset by those generated by How to Train Your Dragon 2 (June 2014 release), which was a stronger-performing title than Turbo (July 2013 release). During the nine months ended September 30, 2014, How to Train Your Dragon 2 (June 2014 release) contributed $76.8 million, or 17.1%, of consolidated revenues primarily earned in the worldwide theatrical markets. During the nine months ended September 30, 2013, Turbo contributed $6.4 million, or 1.3%, of revenues, primarily earned in the Chinese and South Korean theatrical markets, which are distributed outside of our arrangement with Fox. During the nine months ended September 30, 2013, Fox did not report any revenue to us for Turbo as they had not yet recouped their marketing and distribution costs, largely as a result of Turbo's box office performance.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $32.8 million, or 22.2%, to $115.0 million during the nine months ended September 30, 2014 when compared to $147.8 million of revenues earned during the nine months ended September 30, 2013. The decrease in revenues was partially attributable to Rise of the Guardians (November 2012 release), which was an overall better-performing title when compared to Turbo (July 2013 release) and, as a result, contributed higher revenues to the nine months ended September 30, 2013, compared to the revenues contributed by Turbo during the nine months ended September 30, 2014. In addition, 2013's "Prior year theatrical releases" category benefited from Madagascar 3 (June 2012 release), which was a stronger performing title than each of 2014's "Prior year theatrical release" titles.

For the nine months ended September 30, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo and The Croods (March 2013 release) which contributed $46.0 million (or 10.2%) and $69.0 million (or 15.3%) of consolidated revenues, respectively, primarily related to each title's SVOD distribution, as well as revenues earned in the worldwide television and home entertainment market.

During the nine months ended September 30, 2013, Rise of the Guardians contributed $68.4 million, or 13.6% of revenues, primarily earned in the worldwide home entertainment and television markets. During the nine months ended September 30, 2013, Madagascar 3 contributed $79.4 million, or 15.8%, of revenues, primarily earned in the digital, worldwide television and international home entertainment markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category decreased slightly during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. "Preceding year theatrical release" revenues for the nine months ended September 30, 2014 were comprised of Rise of the Guardians and Madagascar 3, which contributed an aggregate of $10.7 million, or 2.4%, of consolidated revenues, primarily earned in the worldwide home entertainment and international television markets. "Preceding year theatrical release" revenues for the nine months ended September 30, 2013 were comprised of Puss in Boots and Kung Fu Panda 2, which contributed an aggregate of $13.7 million, or 2.7%, of consolidated revenues, primarily earned in the worldwide home entertainment and international pay television markets.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category decreased $11.2 million, or 8.9%, to $115.1 million during the nine months ended September 30, 2014 when compared to $126.3 million during the nine months ended September 30, 2013. Revenues generated by our "Library" category were largely driven by those earned in the international free television market during the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2013, our "Library" category benefited from the timing of a larger number of titles becoming available for release in the international free television market which resulted in higher revenues for this period when compared to the nine months ended September 30, 2014. Our feature film titles are generally released into the international free television market two to three years after the title's initial domestic theatrical release. Thus, revenues earned from the international free television market are impacted by the timing and quantity of feature films released during each of the recent years.

Non-Feature Film Revenues

The following table sets forth the revenues generated by our segments, other than Feature Films, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 (in millions, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
Segment	2014	2013	$	%
Television Series and Specials	$52.3	$58.9	$(6.6)	(11.2)%
Consumer Products	42.7	54.9	(12.2)	(22.2)%
All Other(1)	33.3	16.6	16.7	100.6%
Total Non-Feature Film revenues	$128.3	$130.4	$(2.1)	(1.6)%
(1) "All Other" consists of revenues not attributable to the other segments.

Television Series and Specials. As illustrated in the table above, revenues generated from our Television Series and Specials segment decreased $6.6 million, or 11.2%, to $52.3 million during the nine months ended September 30, 2014 when compared to $58.9 million during the nine months ended September 30, 2013. This decrease was primarily attributable to a decline in revenues generated by our Classic Media properties due to higher than expected returns of seasonal and newly-released home entertainment product and certain sales incentives offered during the nine months ended September 30, 2014 when compared to the same period of the prior year. In addition, the timing of product availability and certain revenue arrangements resulted in higher revenues earned during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2014. This decrease was partially offset by an increase in revenues generated by our DreamWorks Animation properties as our new episodic series Turbo F.A.S.T. debuted in December 2013 and was a main revenue contributor to this segment during the nine months ended September 30, 2014.

Consumer Products. As illustrated in the table above, revenues generated from our Consumer Products segment decreased $12.2 million, or 22.2%, to $42.7 million during the nine months ended September 30, 2014 when compared to $54.9 million of revenues earned during the nine months ended September 30, 2013. Revenues generated during the nine months ended September 30, 2013 were higher than the nine months ended September 30, 2014 as the 2013 period included revenues earned from the sale of our share of rights in the 1960s live-action Batman television series. Additionally, during the nine months ended September 30, 2013, our Consumer Products segment revenues benefited from intellectual property licenses that we granted in exchange for our equity interest in ODW. As a result, we recognized revenues in the amount of $7.8 million, which represents the portion of the license value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

All Other. Revenues generated by our All Other segment increased $16.7 million to $33.3 million during the nine months ended September 30, 2014 when compared to $16.6 million earned during the nine months ended September 30, 2013, primarily due to revenues generated by ATV (which we acquired in May 2013). Revenues attributable to ATV increased because the nine months ended September 30, 2014 include a full nine-month period compared to only five months in the same period of the prior year. In addition, when comparing the nine months ended September 30, 2014 to the same period of the prior year, ATV generated higher revenues from sponsorship arrangements.

Costs of Revenues.  Costs of revenues for the nine months ended September 30, 2014 totaled $335.7 million, an increase of $42.3 million, or 14.4%, compared to $293.4 million for the nine months ended September 30, 2013. Costs of revenues as a percentage of revenues were 74.5% for the nine months ended September 30, 2014 and 58.4% for the nine months ended September 30, 2013. Costs of revenues and selling, marketing and other distribution expenses directly attributable to our segments are the components that comprise our "segment costs of revenues" to arrive at segment profitability ("segment gross profit"). See Note 14 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for a reconciliation of segment gross profit to income before income taxes. The following is a discussion of our segment costs of revenues:

Feature Films. The primary component of our segment costs of revenues is film amortization costs and, as it relates to the nine months ended September 30, 2014, impairment charges. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 80.5% during the nine months ended September 30, 2014 compared to 59.7% for the nine months ended September 30, 2013. The following were the primary contributors to our segment costs of revenues during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013:

•
Segment costs of revenues for the nine-month period ended September 30, 2014 included impairment charges totaling $58.8 million (exclusive of the impairments allocated to the Consumer Products segment, which were immaterial). The majority of the impairment charges were related to our theatrical release Mr. Peabody and Sherman (released domestically in March 2014). Due to Mr. Peabody and Sherman's weaker-than-expected worldwide theatrical performance during March 2014, we re-assessed the film's Ultimate Revenue projections (including our estimates of the film's revenues in post-theatrical markets (e.g., home entertainment and television, which had not yet been released)), which resulted in the film's estimated fair value (calculated using a net present value model) being less than the film’s unamortized capitalized production costs at the end of the first quarter of 2014 (refer to Note 5 of our unaudited consolidated financial statements and "—Our Revenues and Costs—Our Costs—Capitalized Production Costs" contained elsewhere in this Quarterly Report for further information);

•
Excluding the impairment charges described above, segment costs of revenues as a percentage of revenues increased slightly for the nine-month period ended September 30, 2014 when compared to the nine-month period ended September 30, 2013;

•
2014's "Current year theatrical releases" had an overall lower amortization rate compared to 2013's "Current year theatrical releases." 2014's "Current year theatrical releases" category benefited from the strong worldwide box office performance of How to Train Your Dragon 2;

•
2014's "Prior year theatrical releases" had an overall higher amortization rate compared to 2013's "Prior year theatrical releases." 2014's "Prior year theatrical releases" category included Turbo, which has a higher rate of amortization due to its lower projected Ultimate Revenues; and

•
An overall lower amortization rate related to our “Library” category as the primary titles contributing revenues during the nine months ended September 30, 2014 had an overall lower amortization rate compared to the overall amortization rate of the primary titles that contributed to "Library" revenues during the nine months ended September 30, 2013.

Television Series and Specials. Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 82.3% during the nine months ended September 30, 2014 compared to 73.2% for the nine months ended September 30, 2013. The increase in segment costs of revenues as a percentage of revenues was primarily due to higher than expected returns of seasonal and newly-released home entertainment product, as well as increased selling costs, related to our Classic Media properties. This increase was partially offset by an overall lower amortization rate attributable to content based on DreamWorks Animation properties as the main titles contributing revenues for the nine months ended September 30, 2014 had higher estimates of Ultimate Revenues when compared to the main contributors during the same period of the prior year.

Consumer Products. Segment costs of revenues as a percentage of revenues for our Consumer Products segment during the nine months ended September 30, 2014 were 58.8% compared to 51.9% for the nine months ended September 30, 2013. The increase in segment costs of revenues as a percentage of revenues was impacted by the amortization of character rights acquired with the acquisition of Classic Media. These character rights are amortized on a straight-line basis, and therefore, do not directly correlate with revenues generated during the period. In addition, segment costs of revenues during the nine months ended September 30, 2013 benefited from intellectual property licenses granted to ODW with no associated costs (for a description of this arrangement, refer to the previous discussion of revenues generated by the Consumer Products segment), as well as the sale of our share of rights in the 1960s live-action Batman television series, which had minimal associated costs. During the nine months ended September 30, 2014, there were no similar revenue streams.

All Other. During the nine months ended September 30, 2014 and 2013, segment costs of revenues related to our All Other segment were $29.6 million and $16.7 million, respectively, which primarily consisted of those related to ATV and Big Frame. Costs of revenues increased because the nine months ended September 30, 2014 include a full nine-month period for ATV (which we acquired in May 2013) compared to only five months in the same period of the prior year. In addition, costs of revenues now include those related to Big Frame, which we acquired in April 2014.

Selling and Marketing. During the nine months ended September 30, 2014 and 2013, selling and marketing expenses were $28.3 million and $21.1 million, respectively. The increase of $7.2 million, or 34.1%, when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013, was primarily attributable to higher marketing costs incurred due to our expanding consumer products business, increased marketing expense as we continue to launch new episodic content and higher co-op advertising expenses incurred during the nine months ended September 30, 2014. For a description of this category, see "—Our Revenues and Costs—Our Costs—Selling and Marketing Expenses."

General and Administrative. Total general and administrative expenses increased $17.2 million to $153.4 million (including $7.7 million of stock-based compensation expense) for the nine months ended September 30, 2014 from $136.2 million (including $13.9 million of stock-based compensation expense) for the nine months ended September 30, 2013. This 12.6% aggregate increase was primarily attributable to an increase of $9.9 million related to our recent acquisitions, higher salaries and benefits of $13.4 million (excluding the effect of our recent acquisitions) due to increased headcount to support our brand and business diversification and expansion efforts, as well as $14.1 million of increased professional fees and facility expenses to support such expansion. These increases were partially offset by a decrease of $22.0 million attributable to lower incentive compensation expense (including stock-based compensation) related to performance-based compensation, which varies with changes in forecasts of the related performance metrics that will be achieved. In addition, restructuring charges decreased by $3.7 million, which primarily consisted of severance and benefits. The remaining increases related to other general and administrative expenses, none of which were individually material.

Product Development. Product development costs decreased to $1.6 million during the nine months ended September 30, 2014 when compared to $2.5 million during the nine months ended September 30, 2013. Product development costs primarily represent research and development costs related to our technology initiatives. The decrease is primarily due to a decline in development activity associated with a technology project that we sold in the fourth quarter of 2013.

Change in Fair Value of Contingent Consideration. As of September 30, 2014, we updated our estimate of the fair value of the contingent consideration liability related to the acquisition of ATV. As a result of a decline in forecasted earnings for each of 2014 and 2015, as well as the inclusion of a probability-weighted factor in our determination of fair value, we recorded a decrease to our contingent consideration liability. Accordingly, we recorded a gain of $9.7 million during the nine months ended September 30, 2014 to reflect the change in fair value of the liability. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report, as well as "—Critical Accounting Policies and Estimates—Goodwill."

Other Operating Income. During the nine months ended September 30, 2014 and 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the nine months ended September 30, 2014 and 2013, other operating income totaled $6.6 million and $6.2 million, respectively, and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating (Loss) Income. Operating loss for the nine months ended September 30, 2014 was $52.3 million compared to operating income of $55.6 million for the nine months ended September 30, 2013. The decrease in operating income when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013 was largely driven by lower revenues earned and increased costs of revenues (including impairment charges totaling $59.2 million, which primarily related to the unamortized capitalized film costs of Mr. Peabody and Sherman) relative to those revenues (as previously described).

Interest Expense/Income, Net. For the nine months ended September 30, 2014 and 2013, we recorded net interest expense (net of amounts capitalized) of $7.1 million and net interest income of $0.9 million, respectively. Interest expense (net) incurred during the nine months ended September 30, 2014 increased primarily due to higher debt balances that were outstanding during the nine months ended September 30, 2014 when compared to the same period of the prior year.

Other Income, Net.  For the nine months ended September 30, 2014 and 2013, total other income (net of other expenses) was $3.4 million and $4.9 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners. In addition, the change in other income (net) is also due to losses on foreign currency exchange transactions that we recorded during the nine months ended September 30, 2014 in the amount of $1.0 million as compared to gains of $0.2 million during the same period of the prior year.

Decrease/Increase in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the nine months ended September 30, 2014, we recorded $0.2 million as a decrease in income tax benefit payable to former stockholder in our statements of operations primarily as a result of our ability to claim certain tax deductions. For the nine months ended September 30, 2013, our payable to the former stockholder was impacted by our ability to retroactively apply research and development credits and other federal tax incentives as a result of extensions granted under the Act. As the Act was not enacted until January 2, 2013, we were not able to apply certain federal tax incentives until the first quarter of 2013 (which was the period of enactment). As a result of the Act, as well as imputed interest on our payable to former stockholder, we recorded $1.4 million as an increase in income tax benefit payable to the former stockholder in our statements of operations for the nine months ended September 30, 2013.

Loss from Equity Method Investees.  We use the equity method of accounting for investments in companies in which we own 50% or less and can exercise significant influence, but do not control. During the nine months ended September 30, 2014 and 2013, our portion of the losses incurred by equity method investees was $7.9 million and $4.1 million, respectively, which were primarily attributable to our shares of losses incurred by ODW.

Benefit/Provision for Income Taxes.  Our loss before income taxes during the nine months ended September 30, 2014 is expected to result in a decrease in our tax liability in future periods. Accordingly, for the nine months ended September 30, 2014, we recorded a benefit for income taxes of $17.2 million, or an effective tax rate of 27.0%. For the nine months ended September 30, 2013, we recorded a provision for income taxes of $17.5 million, or an effective tax rate of 30.5%. However, when our benefit/provision for income taxes is combined with the amounts associated with the Decrease/Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the nine months ended September 30, 2014 and 2013 were 27.4% and 32.9%, respectively.

As a result of our loss before income taxes, during the nine months ended September 30, 2014, our effective tax rate and our combined effective tax rate were different from the 35% statutory federal rate primarily due to nondeductible executive compensation and tax expense recorded in connection with certain stock option exercises that resulted in a reduction of previously established deferred tax assets. Our effective tax rate and our combined effective tax rate for the nine months ended September 30, 2013 were lower than the 35% statutory federal rate primarily due to research and development credits (including the impact of the Act discussed above) and other federal tax incentives.

Refer to "—Critical Accounting Policies and Estimates—Provision for Income Taxes" for a discussion of our valuation allowance.

Net (Loss) Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). We consolidate the results of this joint venture because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income generated by Bullwinkle Studios. For the nine months ended September 30, 2014 and 2013, net loss/income attributable to non-controlling interests was immaterial.

Net (Loss) Income Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net loss/income attributable to non-controlling interests) for the nine months ended September 30, 2014 was $46.4 million, or a loss of $0.55 per share, as compared to net income of $37.9 million, or $0.45 per diluted share, during the nine months ended September 30, 2013.

Financing Arrangements

There were no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2013 Form 10-K.

As of September 30, 2014, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2013 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, borrowings from our revolving credit facility and cash on hand during the nine months ended September 30, 2014 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g., general and administrative costs, selling and marketing costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures and debt service payments.

As of September 30, 2014, we had cash and cash equivalents totaling $49.1 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at September 30, 2014 decreased by $46.4 million from $95.5 million at December 31, 2013. Components of this change in cash for the nine months ended September 30, 2014, as well as for the nine months ended September 30, 2013, are provided below in more detail.

As previously described, our feature films are now being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of September 30, 2014, the amount of outstanding receivables from ODW for distribution of our films was $14.4 million.

Operating Activities

Net cash (used in) provided by operating activities for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash (used in) provided by operating activities	$(140,646)	$70,439

During the nine months ended September 30, 2014, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were The Croods' international television, international theatrical and worldwide home entertainment revenues, Rise of the Guardians' worldwide home entertainment and international television revenues, Madagascar 3's international theatrical and television revenues, Puss in Boots' international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the nine months ended September 30, 2014 included $34.0 million paid related to incentive compensation payments, which increased $22.9 million when compared to the amount paid during the nine months ended September 30, 2013 as these cash payments fluctuate based on our financial results. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments. In recent years, cash used in operating activities has increased due to a greater number of projects in production as we are currently planning on releasing three films in each of 2014 and 2015, as well as our expansion of our episodic series productions. In addition, our cash collections have been lower due to the performance of our feature films, which, in the past two years, has not been as strong as we have historically experienced.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash used in investing activities	$(108,022)	$(71,482)

Net cash used in investing activities for the nine months ended September 30, 2014 was largely attributable to a variety of acquisitions, including the acquisition of certain character and distribution rights as well as a company that operates an Internet-based multi-channel network. Net cash used in investing activities for the nine months ended September 30, 2013 was primarily attributable to the acquisition of ATV. In addition, during the nine months ended September 30, 2014 and 2013, we made cash contributions in connection with investments in various unconsolidated entities. For further information of our investments in unconsolidated entities, refer to Note 7 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Lastly, net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was partially attributable to the investment in property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	2014	2013
Net cash provided by financing activities	$201,681	$99,112

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 primarily included $215.0 million and $68.0 million, respectively, in borrowings under our revolving credit facility, which was partially offset by $10.0 million and $233.0 million, respectively, in repayments of borrowings. The increase in borrowings was due to cash needs, including cash needed to fund our episodic series production costs, as well as the acquisitions described above under "—Investing Activities." In addition, net cash provided by financing activities for the nine months ended September 30, 2013 was largely comprised of $300.0 million of proceeds from the Notes that were issued in August 2013.

Net cash used in financing activities for the nine months ended September 30, 2014 and 2013 was also comprised of repurchases of our Class A common stock, including repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards. During the nine months ended September 30, 2014, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations related to the vesting of restricted stock awards. During the nine months ended September 30, 2013, we repurchased 1.3 million shares of our Class A common stock for $25.0 million under our stock repurchase program (refer to Note 12 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report).

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement with ODW (see Note 7 to our unaudited consolidated financial statements), we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of September 30, 2014, our remaining contribution commitments consisted of the following: (i) $40.6 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $6.9 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 7 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Contingent Consideration

As a result of our acquisition of ATV, we may be obligated to make additional contingent cash payments as part of the purchase price. The amount of contingent consideration to be paid is dependent on whether certain earnings targets are met in 2014 and 2015. The maximum amount of potential contingent consideration payable is $117.0 million. As of September 30, 2014, our estimate of the total fair value of the future cash consideration to be paid was $86.8 million. Under the ATV Merger Agreement, any expected cash payments are required to be made in 2015 and 2016 once ATV's operating results for 2014 and 2015 are available.

Refer to "—Critical Accounting Policies and Estimates—Goodwill," as well as Note 3 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, for further discussion related to this contingent consideration arrangement.

Non-Cancelable Talent Commitments

As of September 30, 2014, we had non-cancelable talent commitments totaling approximately $40.4 million that we expect to be payable over the next five years.

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

Goodwill

As of September 30, 2014 and December 31, 2013, we had goodwill totaling $189.7 million and $179.7 million, respectively. We perform an annual impairment test of goodwill, or sooner if indicators of impairment are identified. In connection with the goodwill impairment test for each of our reporting units, we first perform a qualitative assessment to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying value. This qualitative assessment (commonly referred to as Step 0) includes reviewing factors such as changes since the most recently performed valuation of key assumptions used, market capitalization attributable to the reporting unit, profit and margin trends, forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, we perform a sensitivity analysis of any financial data that is included in this assessment to evaluate to what degree a change in financial assumption could change the conclusion of the qualitative assessment. As of October 1, 2013 (the date of our most recent annual goodwill impairment assessment), we concluded that the goodwill assigned to our feature film, television series/specials and consumer products reporting units was not at risk of failing the Step 0 analysis.

As of September 30, 2014, $118.2 million of our total goodwill was attributable to our ATV reporting unit (“ATV Goodwill”). ATV Goodwill represented the excess of the purchase price over the identifiable acquired net assets as of the time of the acquisition of ATV. A large portion of ATV’s purchase price is comprised of the fair value of the contingent consideration arrangement entered into in connection with ATV’s acquisition. Under ATV’s contingent consideration arrangement, we may be required to pay additional cash to the sellers if ATV achieves certain adjusted EBITDA (earnings before interest, taxes and depreciation and amortization) performance thresholds during 2014 and 2015 (refer to our Current Report on Form 8-K filed on May 7, 2013 for a full description of the performance thresholds). As a result of these adjusted EBITDA thresholds, the cash flow assumptions used for purposes of the goodwill impairment assessment are closely aligned with those used to determine the fair value of the contingent consideration. Due to ATV’s limited operating history, there is significant uncertainty in the underlying estimates of ATV’s forecasted 2014 and 2015 adjusted EBITDA. As of June 30, 2014, ATV's forecasted adjusted EBITDA was reduced from that used for the March 31, 2014 fair value assessment, which caused a reduction to our estimate of the fair value of the contingent consideration liability from $99.0 million as of March 31, 2014 to $91.8 million as of June 30, 2014. The decline in forecasted adjusted EBITDA for 2014 and 2015 led us to perform a Step 0 assessment of the ATV Goodwill as of June 30, 2014 (for further description of this analysis, refer to Note 1 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report). As a result of this assessment, we concluded that it was more likely than not that the fair value of the ATV reporting unit was less than the reporting unit's carrying value as of June 30, 2014. Accordingly, we proceeded with determining whether the reporting unit's fair value was greater than its carrying value (referred to as Step 1). Upon completion of this analysis, we determined that the fair value of the ATV reporting unit exceeded its carrying value by approximately 12% as of June 30, 2014, and accordingly, no goodwill impairment was recorded.

However, since we used the income approach to determine fair value, this conclusion was significantly dependent on the level and timing of the reporting unit's forecasted earnings. Although, from June 30, 2014 to September 30, 2014, there have been no material changes in ATV's forecasted adjusted EBITDA for the performance period, a large portion of the forecasted adjusted EBITDA is expected to occur in November and December 2014 in connection with certain potential licensing and distribution agreements. ATV's actual 2014 adjusted EBITDA may be significantly less or greater than the amounts currently forecasted, which could result in a large revision in the estimated fair value of the contingent consideration liability and have a material effect on our results of operations.

Significant decreases in ATV's forecasted adjusted EBITDA could potentially lead us to conduct another interim ATV goodwill impairment test and, ultimately, a significant goodwill impairment charge. Any such impact on our results of operations and financial position would potentially be partially mitigated by a corresponding reduction to our estimate of the contingent consideration liability (which would be recorded as a gain in our statements of operations).

Provision for Income Taxes

As disclosed in our 2013 Form 10-K, we record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies and forecasts of future taxable income. In evaluating our forecasts, we also consider whether we will be able to generate future taxable income at sufficient levels to realize our deferred tax assets. In addition, we consider the number of years remaining prior to the expiration of our existing net operating loss carryforwards.

In the quarter ended December 31, 2010, we released $348.1 million of our valuation allowance because we had determined that it was more likely than not that we will be able to generate sufficient levels of future profitability to realize substantially all of our deferred tax assets. However, our adjusted book income (pre-tax income adjusted for permanent items) for the three-year period ended September 30, 2014 was minimal. A cumulative loss over a three-year period is a significant negative factor when assessing whether future taxable income is sufficient to support an assertion that a deferred income tax asset is more likely than not to be realized. We currently expect to remain in a positive cumulative adjusted book income position for the three-year period ending December 31, 2014 and are forecasting continued, future cumulative profitability. As a result, we continue to believe that there will be sufficient levels of future profitability to support the realization of the deferred tax assets. However, there can be no assurances that we will experience future levels of profitability as currently expected. We are monitoring whether an additional valuation allowance should be recorded against all or part of our deferred tax assets. In the event that we determine that all or part of our deferred tax assets are not more likely than not to be realized, we may record an additional valuation allowance in the period during which such determination is made. Such impact would likely be material to our results of operations and financial position in the period of the change, although the impact would potentially be partially mitigated by a corresponding reduction to our payable to former stockholder. Refer to our 2013 Form 10-K for a more detailed description of our arrangement with a former stockholder.

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

Adjusted EBITDA is not prepared in accordance with U.S. GAAP. We believe the use of this non-GAAP measure on a consolidated basis assists investors in comparing our ongoing operating performance between periods. Adjusted EBITDA provides a supplemental presentation of our operating performance and generally includes adjustments for unusual or non-operational activities. We may not calculate Adjusted EBITDA in a manner consistent with the methodologies used by other companies. Adjusted EBITDA (a) does not represent our operating income or cash flows from operating activities as defined by U.S. GAAP; (b) does not include all of the adjustments used to compute consolidated cash flow for purposes of the covenants applicable to the Notes; (c) is not necessarily indicative of cash available to fund our cash flow needs; and (d) should not be considered as an alternative to net income, operating income, cash provided by operating activities or our other financial information as determined under U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or nonrecurring items. We believe that net income is the most directly comparable U.S. GAAP measure to Adjusted EBITDA. Accordingly, the following table presents a reconciliation of net income (or loss) to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$11,864	$10,079	$(46,480)	$38,441
Provision (benefit) for income taxes	2,587	6,919	(17,279)	17,455
Loss from equity method investees	1,212	2,781	7,939	4,110
Increase (decrease) in income tax benefit payable to former stockholder	2,384	283	(238)	1,352
Other income, net	(298)	(2,847)	(3,369)	(4,889)
Interest expense, net	2,840	769	7,097	(871)
Operating income (loss)	20,589	17,984	(52,330)	55,598
Income related to investment contributions	(2,673)	(3,333)	(6,662)	(14,033)
Amounts included in amortization of film and other inventory costs(1)	10,508	7,555	24,574	24,932
Film impairments	2,104	—	59,178	—
Depreciation and amortization(2)	5,485	4,002	14,170	10,761
Stock-based compensation expense	(34)	4,646	8,387	14,483
Adjusted EBITDA	$35,979	$30,854	$47,317	$91,741
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

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow (used in) provided by operating activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$35,979	$30,854	$47,317	$91,741
Amortization and write-off of film and other inventory costs(1)	78,991	68,911	214,344	229,557
Revenue earned against deferred revenue and other advances	(10,559)	(32,428)	(43,143)	(71,489)
Change in fair value of contingent consideration	(4,955)	—	(9,675)	—
Other income, net	298	2,847	3,369	4,889
Interest expense, net	(2,840)	(769)	(7,097)	871
Net refund from (payments of) income taxes and stockholder payable	(676)	(310)	1,923	(14,744)
Changes in certain operating asset and liability accounts	(170,449)	(18,362)	(347,684)	(170,386)
Cash (used in) provided by operating activities	$(74,211)	$50,743	$(140,646)	$70,439
 ____________________

(1)
Represents the remaining portion of amortization and write-off of film and other inventory costs not already included in Adjusted EBITDA (refer to reconciliation of net income (or loss) to Adjusted EBITDA).

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

Investigation by the SEC. In May 2014, the Company learned that the Division of Enforcement of the U.S. Securities and Exchange Commission ("SEC") is conducting an investigation into the writedown of film inventory relating to Turbo and related matters. The Company is cooperating with the SEC in this matter.

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

As of December 31, 2010, we concluded that it was more likely than not that our deferred tax assets were realizable and that substantially all of the related valuation allowance previously established was no longer needed. This conclusion was based upon our expectation of sufficient future taxable income to fully utilize these assets. A cumulative loss over a three-year period is a significant negative factor when assessing whether future taxable income is sufficient to support an assertion that a deferred tax asset is more likely than not to be realized. The Company’s adjusted book income (pre-tax income adjusted for permanent items) for the three-year period ended September 30, 2014 was minimal, although we currently expect to remain in a positive cumulative adjusted book income position for the three-year period ending December 31, 2014. In the event that we determine that all or part of our deferred tax assets are not more likely than not to be realized, we will record a provision for income tax expense related to establishing a valuation allowance against our deferred tax assets in the period during which such determination is made. Such impact would likely be material to our results of operations and financial position in the period of the change, although the impact would potentially be partially mitigated by a corresponding reduction to our payable to former stockholder for up to 85% of the amount of valuation allowance discussed above. The reduction to our payable to former stockholder would be recorded in the financial statement line item "Decrease/increase in income tax benefit payable to former stockholder" in our statements of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended September 30, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
July 1–July 31, 2014	—	$—	—	$100,000,000
August 1–August 31, 2014	—	$—	—	$100,000,000
September 1–September 30, 2014	—	$—	—	$100,000,000
Total	—	$—	—
 ____________________

(1)
In July 2010, the Company’s Board of Directors terminated the then-existing stock repurchase program and authorized a new stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1
Amendment and Restated Employment Agreement dated as of July 28, 2014 by and between the Company and Lewis Coleman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014)

Exhibit 10.2
Employment Agreement dated as of July 28, 2014 by and between the Company and Mark Zoradi (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 1, 2014)

Exhibit 10.3
Employment Agreement dated as of August 13, 2014 by and between the Company and Fazal Merchant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 19, 2014)

Exhibit 10.4
Employment Agreement dated as of August 28, 2014 by and between the Company and Edward Aleman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 4, 2014)

Exhibit 10.5	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

Exhibit 10.6	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

Exhibit 10.7	Form of Restricted Share Award Agreement by and between the Company and Lewis Coleman (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: October 30, 2014	By:	/S/ FAZAL MERCHANT
	Name:	Fazal Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment and Restated Employment Agreement dated as of July 28, 2014 by and between the Company and Lewis Coleman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 1, 2014)

10.2
Employment Agreement dated as of July 28, 2014 by and between the Company and Mark Zoradi (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 1, 2014)

10.3
Employment Agreement dated as of August 13, 2014 by and between the Company and Fazal Merchant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 19, 2014)

10.4
Employment Agreement dated as of August 28, 2014 by and between the Company and Edward Aleman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 4, 2014)

10.5	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

10.6	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

10.7	Form of Restricted Share Award Agreement by and between the Company and Lewis Coleman (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements