Form 10-K
period 2014-12-31
DreamWorks Animation SKG, Inc.
filed 2015-03-02
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,042,542,577 using the closing price of $23.26 as reported by the Nasdaq Global Select Market as of such date. As of such date, non-affiliates held no shares of Class B common stock. There is no active market for the Class B common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons holding more than 10% of the registrant’s Class A or Class B common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by “affiliates” of the registrant as of June 30, 2014.
As of February 13, 2015, there were 77,847,773 shares of Class A common stock and 7,838,731 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2015 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.
Form 10-K
For the Year Ended December 31, 2014

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

Overview

DreamWorks Animation creates and exploits branded family entertainment, including animated feature films, television series and specials, live entertainment properties and related consumer products. We have released a total of 30 animated feature films, including the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon. We currently have operations in four business segments: Feature Films, Television Series and Specials, Consumer Products and New Media. For a discussion of the Company’s business segments and geographic information about the Company’s revenues, please see the Company’s consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Our current business plan generally contemplates releasing two animated feature films per year. We may release one or more additional films in a particular year if we determine that there is an attractive release date and that other relevant factors support such decision. We are currently producing seven feature films, of which we expect to release one in 2015 and two in each of 2016 through 2018, and are using a third-party production company to produce another feature film that is expected to be released in 2017. We have a substantial number of projects in creative and story development and production that are expected to fill the release schedule in 2019 and beyond.

Our feature films are currently the source of a substantial portion of our revenue. We derive revenue from our distributors’ worldwide exploitation of our feature films in theaters and in post-theatrical markets such as home entertainment, digital transactions and pay and free broadcast television. In addition, we earn revenue from the licensing and merchandising of our films and characters in markets around the world. Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), pursuant to our distribution and fulfillment services agreement (the "Fox Distribution Agreement"), distribute and service our films initially theatrically released after December 31, 2012. As of July 1, 2014, we reacquired from Paramount Pictures Corporation and its affiliates and related entities (collectively "Paramount") the right to distribute and exploit the Company’s feature films theatrically released prior to January 1, 2013 in theatrical, non-theatrical, home entertainment and transactional digital media, which reacquired rights were then licensed to Fox. The rights licensed to, and serviced by, Fox will generally terminate on the date that is one year after the initial home video release date in the United States of the last film theatrically released by Fox during such five-year period, subject to any sublicense agreements approved by the Company that extend beyond such date. In addition, we will continue to receive revenues derived from the exploitation of television and non-transactional digital rights in and to our feature films released prior to January 1, 2013 pursuant to a distribution agreement and a fulfillment services agreement. Paramount will continue to exploit and render fulfillment services in television and related media for feature films released prior to January 1, 2013 until the date that is 16 years after the theatrical release of any such film, and will continue to exploit and service certain other agreements with Paramount’s sublicensees that remain in place after July 1, 2014.

In addition to the creation of feature films, we are engaged in a number of initiatives to more fully exploit our franchise and other properties and diversify our revenue streams. One of these initiatives is the development and production of episodic series for exploitation in television and new digital platforms. We have entered into long-term agreements to deliver these new series, as well as existing series, over the next several years.

In May 2013, we acquired AwesomenessTV (“ATV”). ATV is a multi-media platform company and generates revenues from online advertising sales and distribution of content through media channels such as theatrical, home entertainment, television and consumer products. We acquired all of the outstanding equity interests in ATV for initial cash consideration of $33.5 million. In addition, pursuant to a written amendment to the original merger agreement, we made an additional agreed-upon fixed cash payment of $80.0 million to the former ATV stockholders (substantially all of which was paid in December of 2014) in lieu of any contingent consideration potentially payable by us as specified under the original merger agreement.

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

In January 2015, we announced restructuring initiatives (the “2015 Restructuring Plan”) involving our core feature animation business. In connection with the 2015 Restructuring Plan, we have made changes in our senior leadership team and our feature film slate, and will be closing our Northern California animation studio. We anticipate that the 2015 Restructuring Plan will result in a total reduction of approximately 500 positions. The actions associated with the 2015 Restructuring Plan are expected to be substantially completed by the end of 2015. For more information about the 2015 Restructuring Plan, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview.”

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

We conduct our business primarily in two studios—in Glendale, California, where we are headquartered, and in Redwood City, California. Our Glendale animation campus, where the majority of our animators and production staff are based, was originally constructed in 1997. We plan to close our Redwood City studio and consolidate its business operations to our Glendale animation campus during 2015.

Subject to any distribution rights we may license to our distributors and other third parties, we generally retain the exclusive copyright and other intellectual property rights in and to all of our films and episodic content and characters therein, other than certain properties which were co-produced or for which the copyright is owned by others.

Feature Films Segment

We are currently producing seven animated feature films intended for theatrical release during 2015 through 2018. In addition, we have a substantial number of projects in development and production that are expected to fill our release schedule in 2019 and beyond. The table below lists all of our animated feature films that are expected to be released through the end of 2018.

Title	Expected Release Date*
Home	March 27, 2015
Kung Fu Panda 3	March 18, 2016
Trolls	November 4, 2016
Boss Baby	January 13, 2017
The Croods 2	December 22, 2017
Larrikins	February 16, 2018
How to Train Your Dragon 3	June 29, 2018
____________________

*
Release dates are tentative as of March 2, 2015. Due to the release slate of competitive films and the uncertainties involved in the development and production of animated feature films, the release date can be significantly delayed or otherwise changed.

We are also using a third-party production company to produce a feature film based on the Captain Underpants book series. This film, which is being produced at a significantly lower budget than our other feature films, is currently expected to be released in 2017.

Television Series and Specials Segment

The Company also capitalizes on its franchise films and other properties, such as Shrek, Madagascar and Kung Fu Panda, by exploiting the film properties through episodic series and specials.

In June 2013, we entered into a long-term agreement with Netflix, in May 2014 with the German television network Super RTL and, in February 2014, with southern European media company Planeta Junior regarding the production and distribution of existing and future series. Each agreement provides for the Company to deliver over 1,000 episodes of newly created series based on the Company's properties, including characters from our Classic Media library. Each agreement provides for the Company to receive a per-episode license fee. The Company will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to Netflix, Super RTL or Planeta Junior. The Company will also retain all revenues from merchandise based on the various series.

The animated television series, The Penguins of Madagascar, based on the Company's film Madagascar, debuted on the Nickelodeon network in March 2009. The animated television series, Kung Fu Panda: Legends of Awesomeness, debuted on Nickelodeon in late 2011. The animated television series Monsters vs. Aliens, based on the Company's animated feature film of the same name, debuted on the Nickelodeon network in 2013. Under the Company's agreement with Nickelodeon, which is an affiliate of Paramount (which is discussed in greater length in "—Distribution and Servicing Arrangements—Paramount Distribution Agreement—Nickelodeon Television Development"), the Company is generally entitled to receive one-half of the revenues, as well as certain service fees, associated with home entertainment and consumer products sales related to these television series, and one-half of the revenues derived by Nickelodeon from its sales of the programs to other networks. The Company's animated television series based on How to Train Your Dragon, debuted on the Cartoon Network in late 2012. The Company received a per-episode fee from Cartoon Network and is entitled to retain all revenues from the exploitation of the series on home video and in countries not served by Cartoon Network. The Company also retains all revenue from merchandise based on the series.

We have also produced a number of half-hour television specials based on our films Shrek, Kung Fu Panda, Madagascar and Monsters vs. Aliens. In connection with these specials, the Company has, from time to time, directly entered into various television distribution agreements and in 2011 entered into a long-term distribution agreement with Netflix covering various of these specials (as well as the Company's feature films released after January 1, 2013). The Company retains all other distribution rights (such as DVD, other home entertainment and consumer product distribution rights) with respect to its television specials and series.

Consumer Products Segment

Over the last several years, the Company commenced initiatives to further diversify its revenue streams through exploitation of its properties in consumer products. The Company enters into a variety of licensing arrangements with consumer products companies, manufacturers, publishers and retailers in order to design, develop, manufacture, publish and sell numerous products. The products are based on the Company’s franchise films, episodic series, Classic Media, AwesomenessTV and other properties, and include toys, games, apps, books, apparel and accessories. The Company generally licenses characters from its film properties, episodic series properties and other intellectual properties for use in third-party products and collects royalties from sales of the products.

Pursuant to our typical arrangements, we grant multi-property agreements or multi-category license agreements, pursuant to which the licensee receives merchandising or promotional rights in exchange for royalty payments or guaranteed payments. We may also enter into other arrangements, such as single-property license arrangements to use our characters or film elements in connection with a specified merchandise item or category in exchange for a percentage of net sales of the products and, in certain instances, minimum guaranteed payments. We are also currently exploring a number of strategies to further increase the size and scale of our consumer products business to more fully exploit our franchises and other intellectual property.

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

Over the last several years, we have also greatly expanded our licensing of our characters and other intellectual property for use in location-based entertainment, such as cruise ships, amusement parks and shopping malls. For example, since 2010 we have had a licensing arrangement with Royal Caribbean International allowing them to incorporate our characters into live shows and other entertainment on certain of their cruise ships. We intend to continue to explore new opportunities for similar location-based entertainment.

New Media Segment

Our New Media business consists primarily of ATV, along with certain related businesses. We acquired all of the outstanding equity interests in ATV in May of 2013. ATV primarily generates revenues from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and the exploitation of ancillary products and services, including marketing and consumer products.

ATV generally enters into management, network and production agreements with individuals who generate content, distribution agreements with third-party distributors and sponsorship and integration agreements with consumer products and other companies.

In December of 2014, we entered into an agreement with an affiliate of the Hearst Corporation (“Hearst”) whereby Hearst acquired a 25% equity interest in a newly formed joint venture (“ATV Joint Venture”) conducting the ATV business for a purchase price of $81.25 million.

Other

Our other business segment generally consists of our live performances business and other ancillary revenues. From December 2008 until January 2010, the Company's Shrek The Musical ran on Broadway. The play is based on the Company's 2001 theatrical release, Shrek. From July 2010 until July 2011, the Company also operated a national touring production of the play. A separate production of the play opened in London in May 2011 and completed its run in February 2013. During 2011, the Company operated a live show in the United States based on the film Madagascar. From June 2012 until January 2013, we operated a live arena touring show based on our feature film How to Train Your Dragon.

For more information on our segments, see Note 20 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Joint Ventures and Investments

From time to time, the Company also enters into joint ventures or makes investments in various family entertainment and other entertainment-oriented businesses.

Chinese Joint Venture. On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese joint venture, Oriental DreamWorks Holding Limited ("ODW" or the "Chinese Joint Venture") through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In addition, in connection with the closing, the Company entered into a series of agreements governing the operation of the Chinese Joint Venture. On the ODW Closing Date, the Chinese Joint Venture was launched among DreamWorks Animation SKG, Inc., one of its wholly-owned subsidiaries ("Company Subsidiary") and the CPE Holders, and equity was issued by ODW to Company Subsidiary and an entity controlled by the CPE Holders. The purpose of the Chinese Joint Venture is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language.

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

In exchange for 45.45% of the equity of ODW, Company Subsidiary has committed to making a total cash capital contribution to ODW of $50.0 million (of which $5.7 million was funded at the ODW Closing Date, and an additional $3.7 million has been funded since the ODW Closing Date through December 31, 2014, with the balance to be funded over the next three years) and non-cash contributions valued at approximately $100 million. Such non-cash contributions include licenses of technology and certain other intellectual property of ours, rights in certain trademarks of ours and film projects developed by us and consulting and training services, each to be provided to the Chinese Joint Venture.

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

Hearst/ATV Joint Venture. As previously mentioned, in December 2014, we entered into an agreement with an affiliate of Hearst, whereby Hearst acquired a 25% equity interest in the ATV Joint Venture conducting the ATV business for a purchase price of $81.25 million. The Company and Hearst expect to work together to support ATV efforts to enter into new content channels, broaden its audience and expand its geographic reach. ATV will also gain access to Hearst’s subscription video-on-demand platform.

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

We currently have strategic alliances with Hewlett-Packard, Intel and other companies. We believe these relationships are mutually valuable. We benefit because of the consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

Distribution and Servicing Arrangements

On August 18, 2012, we entered into a binding term sheet with Fox, pursuant to which we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and certain other audiovisual programs released after December 31, 2012, which is filed as an exhibit to this Form 10-K. As of July 1, 2014, we reacquired from Paramount the right to distribute and exploit the Company's feature films theatrically released prior to January 1, 2013 (the "Existing Pictures"), and certain other audio visual programs, in theatrical, non-theatrical, home entertainment and transactional digital media, which reacquired rights were then licensed to Fox. A detailed discussion of the Fox Distribution Agreement is provided below. In addition, we still continue to receive revenues derived from the exploitation of television and non-transactional digital rights in and to the Existing Pictures pursuant to a distribution agreement (the “Paramount Distribution Agreement”) and a fulfillment services agreement (the “Paramount Fulfillment Services Agreement" and, with the Paramount Distribution Agreement, the “Paramount Agreements”) with Paramount and its affiliates. A detailed discussion of the Paramount Agreements is provided below following the discussion of the Fox Distribution Agreement.

Fox Distribution Agreement

Term of Agreement. Under the Fox Distribution Agreement, we licensed Fox the exclusive right to distribute, and have engaged Fox to service, in each case on a worldwide (excluding China and South Korea) basis, the following animated feature films and other audiovisual programs: (i) our animated feature films that we produce and elect to initially theatrically release during the five-year period beginning on January 1, 2013 (such five-year period, the "Output Term") and with respect to which we own substantially all of the relevant distribution rights (each, a "Qualified Picture"), (ii) motion pictures that would be Qualified Pictures but for the fact that we do not own substantially all of the relevant distribution rights, which we must offer Fox the right to distribute and service and Fox has the option to distribute and service (each, an "Optional Picture"), (iii) Existing Pictures, as and to the extent such films cease being subject to third-party distribution rights at any point during the Output Term, (iv) as determined by us in our sole discretion, subject to certain exceptions, audiovisual programs acquired by us as part of our acquisition of Classic Media (each a "Classic Media Picture") and (v) as determined by us in our sole discretion, subject to certain exceptions, other audiovisual programs produced or acquired by us that are not Qualified Pictures, Optional Pictures, Classic Media Pictures, Existing Pictures or live-action or hybrid feature-length theatrical motion pictures (each, an

"Other Picture"). Live-action or hybrid feature-length theatrical motion pictures (other than Classic Media Pictures) are not subject to the terms of the Fox Distribution Agreement. Each motion picture with respect to which rights are licensed to (and serviced by) Fox under the Fox Distribution Agreement is herein called a "Licensed Picture."

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

Certain Retained Rights. The rights licensed to, and serviced by, Fox do not include the following rights that we retain and may freely exploit: (i) all rights in China and Korea, (ii) all forms of television, all forms of video on demand (excluding transactional video-on-demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if we elect to distribute such rights through a third party), (iii) television and subscription video-on-demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iv) any other rights necessary for us to sell content directly to consumers through digital "storefronts" owned or controlled by us (which Fox may exploit on a non-exclusive basis under certain conditions) and (v) certain other retained rights, including subsequent production, merchandising, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights. We have entered into agreements with Netflix involving the exploitation of our theatrical films released beginning in 2013 through Netflix’s U.S., Canadian and Scandinavian subscription video-on-demand service.

Creative Control.    We retain the exclusive right to make all creative decisions and initiate any action with respect to the development, production and acquisition of each of our films, including the right to abandon the development or production of a film, and the right to exercise final cut.

Fees and Expenses. The Fox Distribution Agreement provides that Fox will be entitled to a distribution fee or services fee of 8.0% on all theatrical gross receipts and home video gross receipts received by or credited to Fox, except in connection with the following rights for which the fee will be 6.0%: (i) pay television in the U.S. and/or Canada that we elect to license to Fox and pay television outside the U.S. and Canada under certain output agreements entered into by Fox (although an 8.0% fee is payable with respect to certain existing Fox output arrangements) and (ii) all forms of video-on-demand (other than attendant subscription video-on-demand included in existing pay television output agreements) and other digital distribution.

The Fox Distribution Agreement provides that we will be solely responsible for all of the costs of developing and producing our animated feature films, including contingent compensation and residual costs. Fox will be responsible for advancing all expenses related to the exhibition, exploitation, use and distribution of each Licensed Picture and all expenses related to home video distribution and fulfillment services. Fox will be entitled to recoup all such distribution expenses and home video fulfillment expenses, and in each case will be financially responsible for such expenses in a manner to preserve our existing net accounting treatment with respect to revenue recognition. Fox will also be granted a contractual television participation right with respect to each of the Qualified Pictures, which will be calculated and paid only if the ultimates statement prepared by us for a given Qualified Picture indicates that Fox will not fully recoup the relevant distribution expenses and home video fulfillment expenses from the projected theatrical gross receipts and home video gross receipts for such Qualified Picture. Fox will pay us in a manner generally consistent with our past practice. Fox has also agreed to provide us with additional services and pay us an annual cost reimbursement amount during the term of the Fox Distribution Agreement.

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

Term of Agreement.    Subject to certain exceptions, following our reacquisition of rights in July 2014, the Paramount Distribution Agreement currently grants Paramount the worldwide right to distribute the Existing Pictures by means of international television licensing, including pay television, network, basic cable and syndication, subscription video-on-demand and free video-on-demand. Under the Paramount Distribution Agreement, we retain all other rights to exploit our films (of which certain of such retained rights have been licensed to Fox, as described above), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Paramount generally has the right to exploit the Existing Pictures in the manner described above for 16 years from such film’s initial general theatrical release. If the rights to the Existing Pictures revert to us thereafter during the Fox Output Term, such rights will be licensed to Fox.

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

Nickelodeon Television Development.    During the output term of the Paramount Distribution Agreement, we also agreed to license, subject to certain conditions and third party rights and restrictions, to Paramount (on behalf of Nickelodeon) the exclusive rights to develop animated television properties based on our films and the characters and elements contained in those films. We retained the right to co-produce any television programs and maintained all customary creative approvals over any production using our film properties, including the selection of the film elements to be used as the basis for any television productions. The animated television series, The Penguins of Madagascar, which is based on our Madagascar films, debuted on the Nickelodeon network in March 2009. The animated television series Kung Fu Panda: Legends of Awesomeness, which is based on our Kung Fu Panda films, debuted on Nickelodeon in 2011. The animated television series Monsters vs. Aliens, which is based on our film Monsters vs. Aliens, debuted on Nickelodeon in 2013.

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

Paramount Fulfillment Services Agreement

Although the Paramount Fulfillment Services Agreement, which is filed as an exhibit to this Form 10-K, remains in place between the parties, following our reacquisition of rights in and to the Existing Pictures, which included the home entertainment rights previously subject to the Paramount Fulfillment Services Agreement, we are no longer obligated to engage Paramount to provide, and Paramount is no longer obligated to provide, worldwide home video fulfillment services for the Existing Pictures.

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

Other Distribution Arrangements

In addition to the agreements with Fox and Paramount for distribution of our feature films and the agreements with Netflix, Super RTL and Planeta Junior for distribution of our episodic series and specials, we have other third-party distribution arrangements with television and home entertainment licensees around the world for distribution of our new episodic series and existing Classic Media titles. Unlike our feature film distribution arrangements, these other distribution arrangements generally require us to bear the risk of cash collection and, where applicable, unsold inventory. The Company's activities associated with its Classic Media properties and ATV business are not subject to the Company's distribution agreements with its theatrical distributors. For more information about these distribution arrangements, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs—Our Revenues—Television Series and Specials.”

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

The development phase generally consists of story and visual development. The duration of the development phase can vary project by project—from a matter of months to a number of years. In the pre-production phase, the script and story are further developed and refined prior to the majority of the film crew commencing work on the project. The production phase which follows can last up to two years depending on the length of the project and involves the largest number of staff. The Company’s use of stereoscopic 3D for its films provides the filmmakers with additional variables to review and decide upon during this production phase. Finally, in the post-production phase, the core visuals and dialogue are in place and we add important elements such as sound effects and the music/score.

Although the process for making episodic series and specials involves most of the various phases described above for feature films, the timeline for the process is significantly shorter, usually no longer than one year. As part of our expansion of this business as a result of our agreements with Netflix, Super RTL and Planeta Junior, we have recently added a significant number of staff, primarily to handle the development and pre-production phases. We currently expect that the production phase for our episodic series business will be generally undertaken by third-party production firms as a result of the amount of new content that we are required to produce in the next three to four years.

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

Competition for Film Audiences.    Our primary competition for film audiences generally comes from other wide-release "event" films, especially animated and live-action films that are targeted at similar audiences and released into the theatrical market at or near the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its box-office performance. Because we currently expect to release only two films per year, our objective is to produce "event" films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of other "event" films. In this regard, we pay particular attention to the expected release dates of other films produced by other animation studios, as well as live-action films targeting family audiences.

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

Employees

As of December 31, 2014, we employed approximately 2,700 people, many of whom were covered by employment agreements, which generally include non-disclosure agreements. In connection with the 2015 Restructuring Plan, we anticipate reducing our workforce by approximately 500 employees. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. Approximately 920 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under industry-wide collective bargaining agreements to which we are a party, namely agreements with Locals 695, 700 and 839 of the International Alliance of Theatrical Stage Employees (“IATSE”), which generally cover certain members of our production staff, and agreements with the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”), which generally covers artists such as actors and singers. We entered into new collective bargaining agreements with SAG-AFTRA in July 2014 which run through 2017. Our collective bargaining agreements with IATSE expire in 2015, which we currently expect to renegotiate. We believe that our employee and labor relations are good.

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

The economic success of a motion picture is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. The theatrical performance of a film is a key factor in predicting revenue from post-theatrical markets. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any revenues for such film from our distributors. Some of our films (including our July 2013 theatrical release Turbo, our March 2014 theatrical release Mr. Peabody and Sherman and our November 2014 theatrical release The Penguins of Madagascar) have not recovered their production costs. See "—We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs."

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. For instance, in the quarter ended December 31, 2013, we incurred a write-down of $13.5 million for our film Turbo and in the year ended December 31, 2014, we incurred write-downs of $66.5 million for our film Mr. Peabody and Sherman and $30.3 million for our film The Penguins of Madagascar. Such impairment charges adversely impacted our business, operating results and financial condition.

Our business is currently substantially dependent upon the success of a limited number of film releases each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results and cash flows.

We generally expect to release two animated feature films per year. The unexpected delay in release or commercial failure of just one of these films could have a significant adverse impact on our results of operations and cash flows in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their international box office and home entertainment success and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In fact, over the last several years domestic theatrical results and foreign theatrical results have become less directly correlated than in the past. While we have generally seen growth in our foreign theatrical results, it has come in countries where the home entertainment market is not as robust as in the U.S. or Western Europe.

Our home entertainment and consumer products businesses have experienced and will likely continue to experience significant changes as a result of rapid technological change and shifting consumer preferences and behavior. These changes and shifting preferences have generally resulted in a decrease of the revenue from and profitability of our films.

Our businesses create entertainment and products whose ultimate success significantly depends on the current state of our technology, as well as shifting consumer tastes and preferences. A significant amount of our revenues and profitability has historically resulted from sales of DVDs in the home entertainment market. Over the last 10 years, there has been a significant decline in both the number of DVD units sold and the profitability of such units. We believe that this decline is a result of various technological advances and changes in consumer preferences and behavior. Consumers (especially children) are spending an increasing amount of time on the Internet and mobile devices, and technology in these areas continues to evolve rapidly. In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on handheld or portable devices. As a result, consumer demand for DVDs has declined sharply. We and our distributors must adapt our businesses to changing consumer behavior and preferences and exploit new distribution channels (such as Internet distribution) or find new and enhanced ways to deliver our films in the home entertainment market. There can be no assurances that we will be able to do so or that we will be able to achieve historical revenues or margin levels in such business.

During 2014, two large retailers, Walmart and Target, accounted for approximately 58% of our domestic (U.S. and Canada) DVD sales. If these and other retailers' support of the DVD format decreases, our results of operations could be materially adversely affected.

 Our operating results fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual operating results because of a variety of factors, including the following:

•	the potential varying levels of success of our feature films, television series and specials, new media business and other entertainment;

•	the frequency and timing of the domestic and international theatrical releases and home entertainment release of our feature films;

•
our distribution arrangements with our principal distributors permit our distributors to collect distribution fees and to recoup distribution costs, including print and advertising costs, and cause us to recognize significantly less revenue and expenses from a film in the period of a film’s initial theatrical release than we otherwise would absent these agreements;

•	the timing of development expenses and varying levels of success of our new business ventures; and

•	the seasonality of our consumer products and other businesses.

We currently derive a significant percentage of our revenue from a single source, the production of animated family entertainment, which could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we currently depend primarily on the success of our feature films and other properties. For example, unlike us, many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. We, on the other hand, currently derive a significant percentage of our revenue from a single source—our animated family entertainment—and our lack of a sufficiently diversified business model could adversely affect us if our feature films or other properties fail to perform to our expectations.

We have recently developed and are currently in the process of developing a number of projects that are not feature films, which will involve upfront and ongoing expenses and may not ultimately be successful.

As part of our strategy of diversifying our revenue sources, over the last several years we have produced and are currently developing a number of projects that are not feature films. These projects include location-based entertainment, episodic series, technology initiatives, our Chinese Joint Venture and our ATV Joint Venture. Some of these new businesses are inherently riskier than our traditional animated feature film business. These projects also require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company's management and capital resources. While we currently believe that we have adequate sources of capital to fund these development and operating expenditures, there can be no assurances that such resources will be available to us. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we cannot provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful.

In June 2013, we entered into a long-term agreement with Netflix, in May 2014 with the German television network Super RTL and, in February 2014, with southern European media company Planeta Junior regarding the production and distribution of existing and future episodic series. Each agreement provides for the Company to deliver over 1,000 episodes of newly created series based on the Company's properties. The Company may have difficulty in producing the required programming for a variety of reasons, including difficulties in hiring the significant additional personnel required to develop and oversee these projects. We currently expect that we will use third-party production companies to assist in the production of some or all of these projects; however, we may have difficulty in engaging such production companies on profitable terms or at all. These projects will require significant expenditures, many of which will be incurred prior to the receipt of any license fees from Netflix, Super RTL or other licensees. While we believe that we will have adequate sources of capital to fund these expenses, there can be no assurances that sufficient capital will be available. The agreements with Netflix, Super RTL, Planeta Junior and other licensees provide for fixed license fees to the Company; therefore, our financial results associated with the agreements will be dependent on our ability to adequately monitor and control production expenses as well as our ability to enter into additional license agreements in other territories. The Company currently expects that some or all of the new series production will occur in jurisdictions that offer tax incentives; however, there can be no assurances that these tax incentives will continue to be offered or that the Company will be able to benefit from them. Finally, the supervision of this expanded television series production business may place an added burden on the Company's management team.

Animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are abandoned or significantly delayed.

Animated films are expensive to produce. The production, completion and distribution of animated feature films are subject to a number of uncertainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond our control. Because of these uncertainties, the projected costs of an animated feature film at the time it is set for production may increase, the date of completion may be substantially delayed or the film may be abandoned due to the exigencies of production. In extreme cases, a film in production may be abandoned or significantly modified (including as a result of creative changes) after substantial amounts have been spent, causing the write-off of expenses incurred with respect to the film. For example, in January 2015, the Company announced that, in connection with the 2015 Restructuring Plan, the Company was writing off the capitalized expenses associated with multiple film properties.

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

The costs to develop, produce and market a film are substantial. In 2014, for example, we spent approximately $345.0 million to fund production costs (excluding overhead expense) and to make contingent compensation and residual payments. Although we generally retain the right to exploit each of the films that we have previously released, the size of our film library is much smaller than the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that supplement the cash flow generated by newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows to the same extent and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our revolving credit facility. If our films fail to perform, we may be forced to seek sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our cash flows, growth or business.

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

Our business is normally subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in our consumer products business are influenced by both seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in the fiscal quarter of a film’s theatrical release. We expect that revenues generated by our Classic Media properties, will tend to be higher during the fourth quarter of each calendar year due to the holiday content offered through television distribution rights as well as home entertainment products geared towards the holiday season. Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of our theatrical or home entertainment releases), the effect could have a disproportionate effect on our results for the year.

Strong existing film studios competing in the CG animated film market and the entrance of additional competing film producers could adversely affect our business in several ways.

CG animation has been successfully exploited by a growing number of film studios. There are no substantial technological barriers to entry that prevent other film producers from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

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

Under the Paramount Agreements, Paramount and certain of its affiliates, and under the Fox Distribution Agreement, Fox and certain of its affiliates, are responsible for the distribution and servicing of all of our films in substantially all audiovisual media throughout most of the world. If our distributors fail to perform under these agreements, our business reputation, operating results and financial condition could be adversely affected. For a description of the terms of the Paramount Distribution Agreement, the Paramount Fulfillment Services Agreement and the Fox Distribution Agreement, see "Item 1—Business—Distribution and Servicing Arrangements."

We depend on our distributors to remit most of our revenue to us.

We generate a substantial majority of our revenue through our relationships with our distributors. Most of our revenue is remitted to us by Fox, Paramount and Netflix. Due to our dependence on so few counterparties to remit to us the majority of our revenue, we are subject to credit risk on account of each of these counterparties. If one or more of these counterparties is unable to pay the amounts due to us, our results of operations, cash flows and financial condition may be adversely affected.

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

Under the Fox Distribution Agreement, Fox distributes our films and related products released after December 31, 2012, and as of July 1, 2014, Fox has also been licensed and engaged to render fulfillment services for Existing Pictures in theatrical, non-theatrical, home entertainment and transactional digital media. Under the Paramount Agreements, Paramount will continue to exploit and render fulfillment services in the television media for Existing Pictures until the date that is 16 years after such film's theatrical release, and will continue to exploit and service certain other agreements with Paramount's sublicensees that remain in place after July 1, 2014. As a result, one or both of our distributors may focus their efforts on promoting our franchises for which it is the sole distributor, to the detriment of our franchises which include feature films that were released both before and after December 31, 2012 and are therefore distributed by both of our distributors. If the diverging incentives of our distributors, or other complications arising from using multiple distributors, result in less effective promotion of our films and related products, our operating results, cash flows and financial position could be adversely affected.

We face risks relating to the international distribution of our films and related products and to the foreign production of content.

In recent years, we have derived approximately 61% of our feature film revenue from the exploitation of our films in territories outside of the U.S. and Canada. Additionally, some of our newer non-feature film businesses are being or are expected to be conducted, at least partially, outside of the U.S. In April 2013, we launched a joint venture, ODW, that will conduct significant operations in China, including the development and exploitation of original content. See "Item 1—Business—Joint Ventures and Investments." As a result, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•
fluctuating foreign exchange rates. For a more detailed discussion of the potential effects of fluctuating foreign exchange rates, please see “Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenue and Costs—Our Revenues—Feature Films”;

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

Unauthorized copying and piracy are prevalent in various parts of the world, including in countries where we may have difficulty enforcing our intellectual property rights. Motion picture piracy has been made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures. The increased consumer acceptance of entertainment content delivered electronically and consumer acquisition of the hardware and software for facilitating electronic delivery may also lead to greater public acceptance of unauthorized content. The proliferation of unauthorized copies and piracy of these products has an adverse effect on our business because these products reduce the revenue we receive from our legitimate products. Under the Paramount Agreements and the Fox Distribution Agreement, our distributors are substantially responsible for enforcing our intellectual property rights with respect to all of our films subject to such agreements and are required to maintain security and anti-piracy measures consistent with the highest levels each maintains for its own motion pictures in each territory in the world. Other than the remedies we have in such agreements, we have no way of requiring our distributors to take any anti-piracy actions, and our distributors’ failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

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

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control. In addition, we currently have two large production facilities in California—one in Southern California, and one in Northern California (which we plan to close in connection with our 2015 Restructuring Plan and consolidate its operations with our Southern California facility). These areas in California have in the past and may in the future be subject to earthquakes as well as electrical blackouts as a consequence of a shortage of available electrical power. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment designed to protect our CG animation rendering equipment and other sensitive equipment. A long-term power outage, however, could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Potential acquisitions, joint ventures and other transactions could negatively affect our operating results.

From time to time, we may enter into discussions regarding potential acquisitions, joint ventures or other similar transactions, in connection with our traditional animation business or new types of businesses. To the extent that we consummate such transactions, there can be no assurance that such acquisitions, joint ventures or other transactions (such as our acquisitions of AwesomenessTV and Classic Media, and our Chinese Joint Venture and ATV Joint Venture) will be successfully integrated by us to the extent required. Additionally, there can be no assurance that such acquisitions, joint ventures or other transactions will not adversely affect our results of operations, cash flows or financial condition. Moreover, there can be no assurance that we will be able to identify acquisition candidates or other potential business partners or that any discussions will result in a consummated transaction. Any such transactions may require significant additional capital resources and there can be no assurance that we will have access to adequate capital resources.

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

A variety of uncontrollable events may reduce demand for our entertainment and consumer products or otherwise adversely affect our business.

Demand for our products and services is highly dependent on the general environment for entertainment and other leisure activities and consumer tastes and preferences. The environment for these activities can be significantly adversely affected in the U.S. or worldwide as a result of a variety of factors beyond our control, including terrorist activities, military actions, adverse weather conditions or natural disasters or health concerns. Such events could have a material adverse effect on our business and results of operations. Similarly, an outbreak of a particular infectious disease could negatively affect the public’s willingness to see our films in theaters. Finally, the ongoing effects of global climate change could adversely affect our business. Various proposals have been discussed at the federal and state level to limit the carbon emissions of business enterprises, which if enacted could result in an increase in our costs of operations. The effects of climate change could also have unpredictable effects on consumer movie attendance patterns.

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

We depend on certain of our proprietary technology to develop and produce our animated feature films and other projects. We rely on a combination of patents, copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. We typically have several patent applications pending in the U.S. or other countries at any given time. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology or that they will not be challenged, invalidated or circumvented. From time to time, we make some of our proprietary technology available to our business partners pursuant to agreements containing non-disclosure obligations. In addition, to produce our projects we also rely on third-party software, which is readily available to others. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and the availability of third-party software may make it easier for our competitors to obtain technology equivalent or superior to our technology. If our competitors develop or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our feature films and other projects remain competitive. Such costs could have a material adverse effect on our business, financial condition or results of operations.

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

One of the risks of the CG animated film production business is the possibility of claims that our projects and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their technology, software, previously developed films, stories, characters, copyrights, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. For many of the properties in the Classic Media library, because of the age of such properties the rights to exploit the properties in newer forms of media may be uncertain or may be split with other rightsholders. Additionally, due to the age of many of the Classic Media properties, in certain countries (including the U.S.) the Company's rights to exploit the properties may be subject to termination or reversionary rights. There can be no assurance that infringement or misappropriation claims (or our business partners' claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of such claims, we could incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

We use social media and other Internet websites to market our projects and connect with consumers. In May 2013, we acquired AwesomenessTV, a multi-media platform company that generates revenues primarily from online advertising sales and distribution of content through media channels such as theatrical, home entertainment, television and consumer products. A variety of laws and regulations have been adopted aimed at protecting children using the Internet. These laws include the federal Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what information can be collected from children under the age of 13. There are also a variety of laws and regulations governing privacy in general and the protection and use of information received from consumers or other third parties, regardless of age. Many foreign countries have adopted similar laws affecting interaction with children and governing privacy. If the Company's online activities (including through its AwesomenessTV business) were to violate any applicable current or future laws and regulations, the Company could be subject to litigation and regulatory actions, including fines and other penalties, and our reputation as a family-friendly content provider could be damaged. Additionally, any unauthorized disclosure by us of consumers' credit card or other personally identifiable information could result in claims and lawsuits against us.

We incur significant costs to protect electronically stored data and if our data is compromised despite this protection, we may incur additional costs, business interruption, lost opportunities and damage to our reputation.

We collect and maintain information and data necessary for conducting our business operations, which information includes proprietary and confidential data and personal information of our customers and employees. Such information is often maintained electronically, which includes risks of intrusion, tampering, manipulation and misappropriation. We implement and maintain systems to protect our digital data, but obtaining and maintaining these systems is costly and usually requires continuous monitoring and updating for technological advances and change. Additionally, we sometimes provide confidential, proprietary and personal information to third parties when required in connection with certain business and commercial transactions. For instance, we have relationships with third party vendors to assist in processing employee payroll, and they receive and maintain confidential personal information regarding our employees. We take precautions to try to ensure that such third parties will protect this information, but there remains a risk that the confidentiality of any data held by third parties may be compromised. If our data systems, or those of our third party vendors and partners, are compromised, there may be negative effects on our business including a loss of business opportunities or disclosure of trade secrets. If the personal information we maintain is tampered with or misappropriated, our reputation and relationships with our partners and customers may be adversely affected, and we may incur significant costs to remediate the problem and prevent future occurrences.

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

Additionally, at the time of our initial public offering in 2004, we entered into a tax receivable agreement with an affiliate of Paul Allen, who was previously a director and significant stockholder. As a result of certain transactions in which entities controlled by Paul Allen engaged, the tax basis of our assets was partially increased (the “Tax Basis Increase”) and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the year ended December 31, 2013, we made payments (net of refunds) totaling $16.0 million to Mr. Allen’s affiliate. During the year ended December 31, 2014, we were not required to make any payments. As of December 31, 2014, we have recorded a liability of $10.5 million to Mr. Allen’s affiliate. We expect that $8.3 million will become payable during the next 12 months (which is subject to the finalization of our 2014 tax returns and may be reduced by refunds of overpayments related to prior years) and the remainder will become payable over the next several years. This liability may increase in the future to the extent that new deferred tax assets result in realized tax benefits that are subject to the tax receivable agreement or if we release the valuation allowance recorded during 2014.

As a result of the tax receivable agreement, the interests of Paul Allen and entities controlled by him and our stockholders could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen’s affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 2 to our audited consolidated financial statements contained elsewhere in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes.”

Future sales of our shares, including sales that may occur in connection with follow-on offerings that we have agreed to effect for certain of our stockholders, may cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Jeffrey Katzenberg (or entities controlled by him or permitted transferees) is able to sell shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act. In addition, entities controlled by Jeffrey Katzenberg (and certain of his permitted transferees) have the right to cause us to register the sale of shares of Class A common stock beneficially owned by them. If Jeffrey Katzenberg (or entities controlled by him or permitted transferees) were to sell a large number of their shares, the market price of our Class A common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our Class A common stock.

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

To service our indebtedness and long-term lease obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including our outstanding 6.875% Senior Notes due 2020 (“Senior Notes”), revolving credit facility, long-term lease obligations and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. The indebtedness under our revolving credit facility bears interest at variable rates. Thus, if interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed had remained the same, and our net income would accordingly decrease.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule (or at all) or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. The ability to borrow funds in the future under our revolving credit facility will depend on our meeting the restrictive covenants in the agreements governing that facility. If we breach any of these covenants, or suffer a material adverse change which restricts our borrowing ability under our revolving credit facility, we would be unable to borrow funds thereunder without a waiver, which inability could have an adverse effect on our business, financial condition and results of operations. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness, including indebtedness under our revolving credit facility and the Senior Notes, on commercially reasonable terms or at all.

The indenture of our Senior Notes and the agreements governing our revolving credit facility contain various covenants that limit our management’s discretion in the operation of our businesses.

The indenture governing the Senior Notes and the agreements governing our credit facility contain various provisions that limit our management’s discretion by restricting our ability to:

•	incur or guarantee debt;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make specified types of investments;

•	sell stock in certain of our subsidiaries;

•	restrict the ability of restricted subsidiaries to make dividends or other payments from restricted subsidiaries;

•	enter into certain sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.

These restrictions on our management’s ability to operate our businesses in accordance with its discretion could have a material adverse effect on our business.

If we default under any financing arrangements, our lenders could elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest or terminate their commitments, if any, to make further extensions of credit.

Our obligations and those of the guarantors under our revolving credit facility are secured by certain of our and our subsidiaries’ assets. If we are unable to pay our obligations to the lenders under our revolving credit facility or owed to any holders of future secured debt, they could proceed against any or all of the collateral securing our indebtedness to them. The collateral under our revolving credit facility consists of substantially all of our existing assets. In addition, an acceleration of our obligations under the revolving credit facility or other debt could cause a default under the Senior Notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the Senior Notes, or to repay the Senior Notes in full after we pay our secured lenders.

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing or to refinance our existing debt at reasonable rates as it matures.

In the future, a significant portion of our debt may need to be refinanced. Access to capital markets for longer-term financing is dependent upon many factors outside of our control. Obtaining new financing arrangements or amending our existing ones may result in significantly higher fees and ongoing interest costs.

We may not be able to realize the expected benefits from our 2015 Restructuring Plan.

In January 2015, we announced our 2015 Restructuring Plan involving the Company’s core feature animation business intended to maximize our creative talent and resources, reduce costs and improve profitability. As a result, we recorded charges totaling approximately $210.1 million for the year ended December 31, 2014, including approximately $43.4 million relating to employee termination costs and approximately $155.5 million of film and other inventory write-downs. Since the plans and actions we take in connection with the 2015 Restructuring Plan are multi-faceted and complex, and involve uncertainty in timing and execution, unforeseen factors could cause expected savings and benefits to be delayed or not realized to the full extent planned.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Internal Revenue Service is currently auditing our tax returns for the years ended December 31, 2007 through 2009. Our California state tax returns for years subsequent to 2009 are open to audit. The Company’s India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2011 through 2013. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations.

We are the subject of an ongoing SEC investigation, which could divert management's focus, result in substantial investigation expenses, monetary fines and other possible remedies and have an adverse impact on our reputation and financial condition and results of operations.

In May 2014, the Company learned that the Division of Enforcement of the United States Securities and Exchange Commission ("SEC") was conducting an investigation into the writedown of film inventory relating to Turbo and related matters. As a result, we may incur significant legal and accounting expenditures. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. Publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

The Company received comment letters from the SEC's Division of Corporation Finance dated December 6, 2013 and January 23, 2014 regarding its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. We responded to the SEC on January 2, 2014 and on February 26, 2014, respectively, with supplemental information and analyses to address the comments from the SEC. In general, the unresolved staff comments relate to analysis we perform in connection with the assessment of film inventory impairments and the inclusion of forward-looking disclosures related to potential material impairments of film inventory, as well as goodwill.

As of the date of this Annual Report on Form 10-K, the Company has not received confirmation from the staff of the Division of Corporation Finance of the SEC that their review process relating to the comment letters had been completed. The Company intends to continue to cooperate with the SEC and respond to any remaining comments.

The Company is currently under investigation by the SEC's Division of Enforcement as disclosed in "Item 3. Legal Proceedings." The investigation being conducted by the SEC's Division of Enforcement is related to the writedown of film inventory relating to Turbo and related matters. The Company is cooperating with the SEC in this matter.

Item 2.	Properties

We currently maintain two animation studios—in Glendale, California, where we are headquartered, and in Redwood City, California.

Glendale Animation Campus

Our Glendale animation campus, which comprises approximately 500,000 square feet, houses a majority of our employees. Other than our New Media segment (which is mostly operated out of offices in Los Angeles, California), we operate substantially all of our business segments out of the Glendale campus.

Redwood City Facility

We have entered into a 10-year lease agreement expiring in 2021 with respect to approximately 193,000 square feet of office space in Redwood City, California. The Company currently plans to close its Redwood City facility during 2015 and relocate certain of its employees and operations to its Glendale campus.

Other Office Locations

We have entered into a lease agreement with respect to additional office space in downtown Glendale, California. As a result of our acquisitions of ATV and Classic Media, we also maintain offices in Los Angeles, California, New York, New York, Nashville, Tennessee and London, England.

Item 3.	Legal Proceedings

See discussion of Legal Proceedings in Note 15 of the audited consolidated financial statements contained elsewhere in this Form 10-K.

Investigation by the SEC. In May 2014, the Company learned that the Division of Enforcement of the SEC is conducting an investigation into the writedown of film inventory relating to Turbo and related matters. The Company is cooperating with the SEC in this matter.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	64	Chief Executive Officer and Director
Ann Daly	58	President
Fazal Merchant	41	Chief Financial Officer
Andrew Chang	49	General Counsel and Corporate Secretary
Michael Francis	52	Chief Global Brand Officer
Daniel Satterthwaite	46	Head of Human Resources
Edward Aleman	48	Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of

DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director.    Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. DreamWorks Animation is the largest animation studio in the world and has released a total of 30 animated feature films, which have enjoyed a number of critical and commercial theatrical successes. These include the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon. Under Mr. Katzenberg’s leadership, DreamWorks Animation became the first studio to produce all of its feature films in 3D and in 2010 became the first Company to release three CG feature films in 3D in a single year. Mr. Katzenberg co-founded and was a principal member of DreamWorks L.L.C. (“Old DreamWorks Studios”) from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding Old DreamWorks Studios, Mr. Katzenberg served as chairman of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. In addition to serving as Chairman of the Motion Picture & Television Fund Foundation, he also serves on the boards or as a trustee of the following organizations: AIDS Project Los Angeles, American Museum of the Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts, Geffen Playhouse, Michael J. Fox Foundation for Parkinson’s Research, University of Southern California School of Cinematic Arts and The Simon Wiesenthal Center. With over 30 years of experience in the entertainment industry, Mr. Katzenberg brings an unparalleled level of expertise and knowledge of the Company’s core business to the Board. Among the many accomplishments of his lengthy career, he has been responsible for the production of many of the most successful animated films of all time.

Ann Daly—President.    Ms. Daly has served as our President since August 2014. Previously, Ms. Daly served as our Chief Operating Officer since October 2004 and head of feature animation at Old DreamWorks Studios since July 1997, where she guided the strategic, operational, administrative and production-oriented concerns of the animation division, as well as overseeing the worldwide video operations of Old DreamWorks Studios. Prior to joining Old DreamWorks Studios, Ms. Daly served as president of Buena Vista Home Video, North America, a division of The Walt Disney Company, where she presided over what was then the single largest home entertainment company in the world. Ms. Daly received her B.A. in Economics from the University of California, Los Angeles.

Fazal Merchant—Chief Financial Officer.    Mr. Merchant has served as our Chief Financial Officer since joining the Company in September 2014. Prior to joining the Company, Mr. Merchant was Senior Vice President and Chief Financial Officer for DIRECTV Latin America since November 2013. Until April 2014, Mr. Merchant also served as Senior Vice President, Treasurer and Corporate Development for DIRECTV. From 2011 until July 2012, he was a managing director and group head at Royal Bank of Scotland. Prior to that, he was managing director in the Investment Banking Division at Barclays Capital where he spent seven years advising clients on strategy, financing and risk solutions. He also spent nine years at Ford Motor Company in various treasury and finance management positions across functions in the U.S. and Europe.

Andrew Chang—General Counsel and Corporate Secretary.    Mr. Chang has served as our General Counsel and Corporate Secretary since January 2010. Mr. Chang joined Old DreamWorks Studios in 2002 as Head of Litigation and Head of Legal and Business Affairs for DreamWorks Distribution. He served as our Head of Litigation and Technology Law from 2004 until 2010. Prior to joining Old DreamWorks Studios, Mr. Chang was Vice President of Legal with Metro-Goldwyn-Mayer Studios Inc. ("MGM"). Prior to joining MGM, Mr. Chang was an associate with Gibson, Dunn & Crutcher LLP. Mr. Chang received a J.D. from Georgetown University Law Center and an A.B. in Politics from Princeton University.

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

Edward Aleman—Chief Accounting Officer.    Mr. Aleman has served as our Chief Accounting Officer since joining the Company in September 2014. Prior to joining the Company, Mr. Aleman was Vice President, Assistant Controller for DIRECTV U.S., a position he had held since 2004. Mr. Aleman began his employment with DIRECTV in 1999. From 1994 until 1999, he was with Beckman Coulter, where he served in a variety of accounting and treasury positions. From 1990 to 1994, he was with KPMG Peat Marwick, most recently serving as an audit supervisor. Mr. Aleman is a certified public accountant in California.

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

Market Price of Our Class A Common Stock

Our Class A common stock is currently listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “DWA.” The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock:

Year Ended December 31, 2013	High	Low
First Quarter	$19.17	$16.16
Second Quarter	$25.72	$18.24
Third Quarter	$30.03	$23.71
Fourth Quarter	$35.74	$27.05

Year Ended December 31, 2014	High	Low
First Quarter	$35.34	$26.02
Second Quarter	$28.61	$22.57
Third Quarter	$28.18	$19.98
Fourth Quarter	$26.75	$20.28

On February 13, 2015, the last quoted price per share of our Class A common stock on the NASDAQ was $20.72. As of February 13, 2015, there were approximately 17,459 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 13, 2015, there were two stockholders of record of our Class B common stock.

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

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
October 1-October 31, 2014	—	$—	—	$100,000,000
November 1-November 30, 2014	—	$—	—	$100,000,000
December 1-December 31, 2014	—	$—	—	$100,000,000
Total	—	$—	—
____________________

(1)	In July 2010, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on December 31, 2009 and reinvestment of any dividends, compares DreamWorks Animation’s total stockholder return against the NASDAQ Composite Index and the Standard & Poor’s Movies and Entertainment Index for the period beginning December 31, 2009 through December 31, 2014. No cash dividends have been declared on DreamWorks Animation’s Class A common stock since the IPO.

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

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
DreamWorks Animation SKG, Inc.	100.00	73.77	41.54	41.48	88.86	55.89
NASDAQ Composite Index	100.00	117.43	118.27	138.47	196.27	223.17
S&P Movies & Entertainment Index	100.00	116.74	129.98	175.01	272.25	320.76

Equity Compensation Plan Information

This information will be contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

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

	(In thousands, except per share data) Year Ended December 31,
	2014(1)(2)	2013(1)	2012(1)	2011	2010
Statements of Operations
Revenues	$684,623	$706,916	$749,842	$706,023	$784,791
Operating (loss) income	(300,043)	76,340	(64,963)	109,858	166,844
Net (loss) income	(308,321)	55,723	(36,422)	86,801	170,639
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	(309,614)	55,084	(36,422)	86,801	170,639
Basic net (loss) income per share(3)	$(3.65)	$0.66	$(0.43)	$1.04	$2.00
Diluted net (loss) income per share(4)(5)	$(3.65)	$0.65	$(0.43)	$1.02	$1.96

Balance Sheets
Total cash and cash equivalents	$34,227	$95,467	$59,246	$116,093	$163,819
Total assets(1)(6)	1,968,710	2,274,228	1,944,892	1,788,913	1,755,878
Total borrowings(7)	515,000	300,000	165,000	—	—
Total equity	1,194,398	1,406,019	1,346,246	1,356,696	1,258,882
____________________

(1)
Our results for the years ended December 31, 2014, 2013 and 2012 included write-downs of film and other inventory costs totaling $271.9 million, or $2.91 per share (on an after-tax basis), $20.2 million, or $0.17 per diluted share (on an after-tax basis), and $154.8 million, or $1.19 per share (on an after-tax basis), respectively.

(2)
Our results for the year ended December 31, 2014 included restructuring-related charges (exclusive of write-downs of film and other inventory costs) totaling $54.6 million. Refer to "Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview" for further details.

(3)	The basic per share amounts for each year are calculated using the weighted average number of shares of common stock outstanding for each year.

(4)	The diluted per share amounts include dilutive common stock equivalents, using the treasury stock method.

(5)
The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive. Due to the Company's loss during the years ended December 31, 2014 and 2012, all potential common stock equivalents were anti-dilutive and, accordingly, were not included in the calculation of the diluted per share amount.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Options to purchase shares of common stock and restricted stock awards	1,378	1,744	3,084	2,531	250
Stock appreciation rights	—	4,030	5,199	5,496	1,499
Total	1,378	5,774	8,283	8,027	1,749

In addition, the following table sets forth (in thousands) the number of shares of contingently issuable equity awards that were not included in the calculation of diluted shares (for years where we had net income) as the required market and/or performance conditions had not been met as of the end of the respective fiscal year.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Options to purchase shares of common stock and restricted stock awards	1,366	763	701	816	708
Stock appreciation rights	—	—	—	800	800
Total	1,366	763	701	1,616	1,508

(6)
During the quarter ended December 31, 2010, the Company released substantially all of the valuation allowance previously taken against its deferred tax assets. Based on the Company's assessment as of December 31, 2014, the Company recorded a valuation allowance against the majority of its U.S. deferred tax assets. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information, as well as the impact on the income tax benefit payable to former stockholder.

(7)
Total borrowings include bank borrowings and other debt. As of December 31, 2011 and 2010, all of these items had been repaid in accordance with the respective terms of the various agreements. During the year ended December 31, 2013, we issued senior unsecured notes and used the proceeds to repay all of the then-existing outstanding borrowings under our revolving credit facility. Refer to “Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Arrangements” for further information.

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

Management Overview

The following is a summary of the significant items that affected our financial results for the year ended December 31, 2014:

•
During the year ended December 31, 2014, we incurred a net loss (excluding net income attributable to non-controlling interests) of $309.6 million and net loss per share of $3.65. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the year ended December 31, 2014, we released three feature films into the theatrical market, The Penguins of Madagascar (November 2014 release), How To Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release). A discussion of the revenues generated from these films is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Feature Films Segment—Current year theatrical releases."

•
During the year ended December 31, 2014, we recorded impairment charges totaling $99.1 million (of which $96.7 million and $2.4 million was allocated to the Feature Film and Consumer Products segments, respectively), which were primarily due to the lower-than-expected worldwide theatrical performance of The Penguins of Madagascar and Mr. Peabody and Sherman. During the year ended December 31, 2013, we recorded an impairment charge totaling $13.5 million due to Turbo's performance in the international theatrical market. Further discussion is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Segment Costs of Revenues."

•
As a result of our 2015 Restructuring Plan (as described below, as well as described in Notes 24 and 25 to the audited consolidated financial statements contained elsewhere in this Form 10-K), we recorded write-offs of film and other inventory costs totaling $155.5 million that resulted from changes in our feature film slate. In addition, we incurred restructuring-related charges totaling $43.4 million related to employee termination costs. Further discussion is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Segment Costs of Revenues," "—Overview of Financial Results—Selling and Marketing" and "—Overview of Financial Results—General and Administrative."

•
During the three months ended December 31, 2014, we entered into an agreement with the former stockholders of ATV under which we agreed to pay $80.0 million in lieu of any amounts of earn-out consideration that would have become payable under the Merger Agreement (as described in Note 5 to the audited consolidated financial statements contained elsewhere in this Form 10-K). As a result, during the three and 12 months ended December 31, 2014, we recorded a gain of $6.8 million and $16.5 million, respectively, to reflect the change in fair value of the contingent consideration liability. Further discussion is provided in the section entitled "—Overview of Financial Results—Change in Fair Value of Contingent Consideration."

•
During the three months ended December 31, 2014, we entered into an agreement with an affiliate of the Hearst Corporation ("Hearst") under which Hearst purchased a 25% ownership interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business for $81.25 million of cash consideration. Further discussion is provided in the section entitled "—Overview of Financial Results—Net Income Attributable to Non-Controlling Interests" and in Note 5 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

•
As a result of our recent cumulative losses, we concluded that, as of December 31, 2014, it was not more likely than not that we will be able to realize substantially all of our U.S. deferred tax assets. As a result, we recorded a valuation allowance in the amount of $338.9 million and a corresponding decrease in income tax benefit payable to former stockholder of $252.6 million, resulting in a net increase in expense in the amount of $86.3 million for the year ended December 31, 2014. Further discussion is provided in the sections entitled "—Overview of Financial Results—Provision for Income Taxes" and "—Overview of Financial Results—Decrease/Increase in Income Tax Benefit Payable to Former Stockholder."

We have historically presented exploitation costs (e.g., advertising and marketing) that are directly attributable to our feature films, television series/specials or live performances as a component of costs of revenues. Due to our continued focus on business diversification and the growth in the variety of business lines in which we now operate, our advertising and marketing efforts have become less correlated with our various revenue streams. We have determined that it is more meaningful to present all marketing and other distribution expenses as a single line item in our statements of operations. For a description of these expenses, see "—Our Revenues and Costs—Our Costs—Selling and Marketing Expenses."

As disclosed in Note 2 to the consolidated financial statements contained elsewhere in this Form 10-K, our statements of operations presentation historically reflected exploitation costs in costs of revenues to arrive at "gross profit." We have revised our statements of operations presentation to remove advertising and marketing expenses from costs of revenues. However, we continue to believe that advertising and marketing expenses directly attributable to our feature films, television series/specials or live performances are an important component in our evaluation of segment profitability. Accordingly, our segment gross profit continues to include the advertising and marketing expenses, as well as other selling and distribution expenses, previously included within costs of revenues. This does not change the amounts of the previously reported segment profitability metric used by the Company's chief operating decision maker to review segment profitability. See Note 2 of our audited consolidated financial statements contained elsewhere in this Form 10-K for further details of these presentation changes.

2015 Restructuring Plan

On January 22, 2015, the Company announced its restructuring initiatives (the “2015 Restructuring Plan”) that are intended to refocus the Company’s core feature animation business. In connection with the 2015 Restructuring Plan, the Company has made changes in its senior leadership team and has also made changes based on its reevaluation of its feature film slate. The Company expects that the 2015 Restructuring Plan activities will result in charges related to employee-related costs resulting from headcount reductions of approximately 500 employees, lease obligations and other costs associated with the closure of the Company's Northern California facility, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 (see Note 24 to our audited consolidated financial statements contained elsewhere in this Form 10-K). The Company expects that the remaining costs will be primarily incurred during the year ending December 31, 2015 and will result in total cash payments of approximately $76.0 million, primarily related to severance, benefits and contractual obligations. This excludes cash payments associated with anticipated excess labor costs as further described below. The actions associated with the restructuring plan are expected to be substantially completed during 2015.

The following tables summarizes the costs that we incurred during the year ended December 31, 2014, as well as the remaining costs we expect to incur in order to execute upon our 2015 Restructuring Plan:

	Year Ended	Future
	December 31, 2014	Periods
Employee termination costs	$43.4	$12.3
Relocation and other employee-related costs	—	7.1
Lease obligations and related charges	—	6.7
Accelerated depreciation charges	—	19.3
Film and other inventory write-offs	155.5	—
Other contractual obligations	11.2	—
Additional labor and other excess costs	—	38.3
Total restructuring and related charges	$210.1	$83.7

Employee Termination Costs. Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. We also employ individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefits related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Thus, such costs are recorded in the period in which the terms of the restructuring plan have been established, management with the appropriate authority commits to the plan and communication to employees has occurred. Such costs will be classified within general and administrative expenses.

Relocation and Other Employee-Related Costs. Relocation and other employee-related costs primarily consist of expected costs to relocate employees from our Northern California facility to our Southern California facility. Such costs are expensed as incurred and will be primarily incurred during the year ending December 31, 2015. Such costs will be classified within general and administrative expenses.

Lease Obligations and Related Charges. Lease obligations and related charges largely consist of remaining rent payments that we expect to incur prior to exiting our Northern California facility. We expect that these charges will be incurred during the years ending December 31, 2015 and 2016. Such costs will be classified within general and administrative expenses.

Accelerated Depreciation Charges. Accelerated depreciation charges consist of our estimate of the incremental charges we expect to incur as a result of shortened estimated useful lives of certain property, plant and equipment which changed as a result of the decision to exit our Northern California facility. We expect that these charges will primarily be incurred during the year ending December 31, 2015. Such costs will be classified within general and administrative expenses.

Film and Other Inventory Write-Offs. Film and other inventory write-offs (as presented in the table above) consist of capitalized production costs for unreleased titles that were written-off due to our decision to change our future film slate, change our creative leadership, abandon certain projects and change creative direction on certain titles. Such costs are classified within costs of revenues.

Other Contractual Obligations. Other contractual obligations consist of amounts due to third parties as a result of the changes made to the Company's film slate. Such costs are classified within selling and marketing or general and administrative expenses.

Additional Labor and Other Excess Costs. We anticipate that we will incur additional costs primarily related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. We currently estimate that such charges will total approximately $26.1 million. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. In addition, we expect to incur approximately $12.2 million of excess costs due to the closure of our Northern California facility and primarily relate to costs that we expect to incur to continue to operate the facility until we exit the facility. These costs have historically been included in capitalized overhead but will now be expensed as incurred. We expect that additional labor and other excess costs will primarily be incurred during the year ending December 31, 2015. Such costs will be classified within general and administrative expenses.

Our Business

Our business is primarily devoted to the development, production and exploitation of animated feature films (and other audiovisual programs) and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising, licensing and other markets. We continue to expand our library and increase the value of our intellectual property assets by developing and producing new episodic series and other non-theatrical content based on characters from our feature films. In addition, we have an extensive library of other intellectual property rights through our acquisition of Classic Media, which can be exploited in various markets. Our activities also include technology initiatives as we explore opportunities to exploit our internally developed software.

Distribution and Servicing Arrangements

We derive revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of our films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and other audiovisual programs theatrically released during the five-year period beginning on January 1, 2013. As of July 1, 2014, Fox has also been licensed and engaged to render fulfillment services for our feature films theatrically released prior to January 1, 2013 in theatrical, non-theatrical, home entertainment and transactional digital media. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period, subject to any sublicense agreements approved by the Company that extend beyond such date. Under the Fox Distribution Agreement, we retain the rights to exploit: (i) all rights in China and South Korea, (ii) all forms of television, all forms of video-on-demand (excluding transactional video-on-demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if we elect to distribute such rights through a third party), (iii) television and subscription video-on-demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iv) any other rights necessary for us to sell content directly to consumers through digital “storefronts” owned or controlled by us, subject to payment by us to Fox of certain amounts with respect to such sales and (v) certain other retained rights, including subsequent production, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights. The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services.

Through July 1, 2014, our films that were released on or before December 31, 2012 were distributed in the worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount") pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). We still continue to receive revenues derived from the exploitation of television and non-transactional digital rights in and to our feature films released prior to January 1, 2013 pursuant to the Paramount Agreements. Paramount will continue to exploit and render fulfillment services in television and related media for feature films released prior to January 1, 2013 until the date that is 16 years after the theatrical release of any such film, and will continue to exploit and service certain other agreements with Paramount’s sublicensees that remain in place after July 1, 2014.

For a summary of certain of the significant differences between the Paramount Agreements and Fox Distribution Agreement, refer to Note 4 of the audited consolidated financial statements contained elsewhere in this Form 10-K. In addition, for further details of the Paramount Distribution Agreement and the Fox Distribution Agreement, see "Part I—Item 1—Business—Distribution and Servicing Arrangements."

Beginning in 2013, our films are distributed in China and South Korea territories by separate distributors in each of the territories. The key terms of our distribution arrangements with our Chinese and South Korean distributors are largely similar to those with Fox and Paramount such that we also recognize revenues earned under these arrangements on a net basis. Our distribution partner in China is a subsidiary of Oriental DreamWorks Holding Limited ("ODW"), which is a related party.

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

•
Television Series and Specials—consists of the development, production and exploitation of episodic series, direct-to-video and other non-theatrical content in the television, home entertainment and digital markets;

•	Consumer Products—consists of merchandising and licensing activities related to the exploitation of our intellectual property rights;

•	New Media—consists of ATV and related businesses; and

•	All Other—consists of all other segments.

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

As such, under the various distributor agreements, each film’s total exploitation expenses and distribution fees are offset against that film’s revenues on a worldwide basis across all markets, and our distributors report no revenue to the Company until the first period in which an individual film’s cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and exploitation costs, which may be several quarters after a film’s initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled among all markets and geographical territories and our distributors only report additional revenue to us for a film in those reporting periods in which that film’s cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, our reported revenues in any period are often a result of gross revenues with respect to an individual film generated in one or several territories being offset by the gross costs of both related and unrelated territories, as well as markets, for such film.

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

Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. However in recent years, we have observed that this correlation has changed and that performance in the domestic box office market may not correlate as closely to performance in other markets. Additionally, as the traditional home entertainment market (i.e., DVD and Blu-Ray sales) continues to decline, the correlation between performance in the domestic box office market and domestic home entertainment market continues to weaken. While we believe that domestic box office performance remains a key indicator of a film’s potential performance in subsequent markets, we do not believe that it is the only factor influencing the film’s success in these post-theatrical markets and recognize that a range of other market and film-specific factors, such as whether the film is an original or sequel, can have a significant impact on a film’s performance in the international theatrical market as well as in the worldwide home entertainment and television markets.

Additionally, our films have experienced meaningful growth in their international box office receipts over the past few years, generally due to the growth in developing theatrical markets. In recent years, we have derived on average 70% of our worldwide box office receipts and 61% of our feature film revenue from foreign countries. The conversion rate of box office receipts to feature film revenues recognized by us is dependent upon theatrical exhibitor settlement rates (as described above), as well as the post-theatrical markets in each foreign territory. Post-theatrical markets in foreign countries are generally not as well-established as in the U.S. and box office success may not equate to success in the international post-theatrical and ancillary markets.

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

Consumer preferences with respect to home entertainment formats have been shifting as a result of new technological developments. The rapid evolution of technology related to methods in which content can be delivered is leading to an increasing number of consumers viewing content on an on-demand basis from the Internet, on their televisions and on handheld or portable devices. Over the last several years, we have experienced a significant decrease in the traditional home entertainment market (e.g., physical DVDs). Although we have been able to increase the amount of our content delivered through digital distribution methods, this has not fully offset the decline in physical home entertainment revenues. Electronic versions of our content may be digitally distributed in the home entertainment market through the following methods: transactional video-on-demand ("TVOD"), electronic sell-through ("EST"), or other means pursuant to which a consumer acquires the right to stream, download and/or store a film digitally in exchange for payment of a discrete fee. Additionally, we classify revenues earned through cable/satellite video-on-demand ("VOD") and pay-per-view ("PPV") delivery methods similarly to our other transactional-based digital revenue streams. Transaction-based electronic deliveries and VOD/PPV are viewed similarly to the distribution of physical home entertainment products. As such, our rights, as well as the method of revenue recognition, related to these distribution methods are generally similar to those applicable to the distribution of physical formats.

Our films are distributed in the digital market primarily through our theatrical distributors. However, on occasion, we may enter into these arrangements directly with the licensee. Our films are distributed in the VOD and PPV markets through our theatrical distributors.

Television Distribution

Television market revenues consist of traditional television distribution methods (such as free and pay television), as well as certain digital delivery methods (subscription video-on-demand ("SVOD") and free or ad-supported video-on-demand ("FVOD")). Our films, depending on the theatrical release date, are currently distributed in the worldwide free and pay television markets by Paramount and in the international television markets (other than Canada, China and South Korea) by Fox. Under our Fox Distribution Agreement, we retain the right to distribute our films in the domestic pay television and SVOD markets.

Our traditional television distribution includes free television and traditional subscription-based television services (e.g. pay television). Our distributors license our films pursuant to output agreements and individual and package film agreements. These generally provide that the licensee pay a fee for each film exhibited during the specified license period for that film, which may vary according to the theatrical success of the film. Our distributors generally enter into license and/or output agreements for both pay and free television exhibition on a country-by-country basis with respect to our films. The majority of our revenue from traditional television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributors and various television licensees. Internationally, the majority of television rights are governed by output agreements on a country-by-country or region-by-region basis. While every film is different, we expect that under our distributors' current international television agreements, the license fees generated in the international pay television market will typically begin to be recognized by our distributors approximately nine to 18 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. Typically the majority of the license fee for domestic pay television and SVOD is recognized as revenues 10 to 12 months after the film has been released in the domestic theatrical market and for free television, two and a half years after the domestic theatrical release of the film. In both the international pay and free television markets, revenue is typically recognized by our distributors over several quarters as our films become available for airing in each country around the world and the films are exploited during the international license terms.

We expect that television market revenues from licensing arrangements with digital subscription-based services will generally replace the traditional pay television arrangements. For example, beginning with our feature films initially theatrically released in 2013, we have entered into arrangements directly with Netflix to exploit such titles through its SVOD services in the U.S., Canada and Scandinavian territories. Our distributors have licensed certain rights to Netflix in other territories. We expect that these revenues will be recognized eight to 12 months after the film has been released in the domestic theatrical market. The SVOD rights in the international market will be handled in most instances by our new distributor, Fox, and we expect that these revenues will be recognized 12 to 18 months after the domestic theatrical release of the film. Our revenues generated through licenses to subscription-based service providers are generally based on a fixed fee depending on the term of the license and may depend on the theatrical performance of the film. Assuming all other criteria for revenue recognition have been met, the fee is generally recognized as revenue upon commencement of the license period.

Television Series and Specials

Our business activities also include the development, production and exploitation of episodic series, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television series/specials and direct-to-video product are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. We entered into long-term agreements with Netflix in June 2013, in May 2014 with the German television network Super RTL and, in February 2014, with southern European media company Planeta Junior regarding the production and distribution of existing and future episodic series. Each agreement provides for us to deliver over 1,000 episodes of newly created series based on our properties, including characters from the Classic Media library. Under both agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to Netflix or Super RTL.

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

New Media

Our New Media segment consists of our ATV and related businesses (which historically had been included within our All Other segment). We acquired ATV in May 2013. ATV generates revenues primarily from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and the exploitation of ancillary products and services, including marketing and consumer products.

In December 2014, we entered into an agreement with an affiliate of Hearst, whereby Hearst acquired a 25% equity interest in the ATV Joint Venture (as previously described). We consolidate the results of the ATV Joint Venture as we are the controlling party. The Company and Hearst expect to work together to support ATV efforts to enter into new content channels, broaden its audience and expand its geographic reach. ATV will also gain access to Hearst’s subscription video-on-demand platform.

All Other

Revenue streams generated by all other segments are related to our live performances and other ancillary revenues. Historically, the revenue activities related to our live performances have been minor relative to the size of our animated feature film business. We receive payment and record revenues directly from third parties. On June 27, 2012, we launched a live arena touring show based on our feature film How to Train Your Dragon, following a limited international launch in March 2012. The final performance of this arena touring show was in January 2013. The live arena touring show was operated through a third-party entity that we consolidate because we have determined that the entity qualifies as a variable interest entity due to our commitment to fund all losses. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties.

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

New Media. Costs of revenues associated with our New Media segment are those attributable to ATV and related businesses. Such costs are primarily related to the amortization of content production costs.

All Other. All Other costs of revenues primarily include those attributable to our live performance business (excluding consumer product revenues which are included in the Consumer Products segment). Costs of revenues associated with our live performance business, include the amortization of capitalized costs (excluding the portion attributable to consumer products revenue), and other operating costs.

Expenses related to our live performances are not subject to our distribution agreements and, accordingly, we directly incur costs of revenues such as operating costs associated with our live performances and amortization of any capitalized costs associated with these activities. The amortization periods for these activities vary depending on performance and activity and are typically significantly shorter than those of our feature films. As previously discussed under "Our Revenues—All Other," we operated our How to Train Your Dragon live show through a third party entity that we consolidate. Thus, the operating costs incurred through this entity are consolidated in our results of operations.

Segment Costs of Revenues

Costs of revenues (as previously described) and selling, marketing and other distribution expenses directly attributable to our segments are the components that comprise our "segment costs of revenues" to arrive at segment profitability ("segment gross profit"). See Note 20 of our audited consolidated financial statements contained elsewhere in this Form 10-K for a reconciliation of segment gross profit to income before income taxes.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce our animated films and television series/specials, which primarily consist of compensation (including salaries, bonuses, stock-based compensation and fringe benefits) for animators, creative talent and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production (including production overhead). In addition, capitalized production costs may include interest expense to the extent that amounts were qualified to be capitalized. Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. In addition, in the event a film or television series/special is not set for production within three years from the first time costs are capitalized or the film or television series/special is abandoned, all such capitalized production costs are generally expensed. On occasion, we may change the creative direction of, or abandon, one or more of our films after being placed into production. As a result, amounts previously capitalized as production costs may be expensed.

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

Capitalized production costs and participations and residual costs are amortized and included in costs of revenues in the proportion that the revenue for each film or television series/special ("Current Revenue") during the period bears to its respective estimated remaining total revenue to be received from all sources ("Ultimate Revenue"). The amount of capitalized production costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television series/special for such period. Because the profitability for each title varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, total amortization may vary from period to period due to several factors, including: (i) changes in the mix of titles earning revenue, (ii) changes in any title’s Ultimate Revenue and capitalized costs and (iii) write-downs of capitalized production costs due to changes in the estimated fair value of unamortized capitalized production costs. For a discussion of write-downs of capitalized production costs recorded during the years ended December 31, 2014, 2013 and 2012, see "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Segment Costs of Revenues." Additionally, over the last several years the mix of our various film revenue sources (which generally have differing levels of profitability) discussed above in "Our Revenues—Feature Films" has resulted in lower overall ultimate profitability for our future films than we have historically achieved.

For a detailed discussion of our critical accounting policies relating to film and television series/specials amortization, please see "—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization."

Selling and Marketing Expenses

Beginning with the quarter ended September 30, 2014, our statements of operations now include a financial statement line item titled "Selling and Marketing" (see "—Management Overview" and Note 2 of the audited consolidated financial statements contained elsewhere in this Form 10-K for further information).

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, as a result of our restructuring plans (as described in Note 24 of the audited consolidated financial statements contained elsewhere in this Form 10-K), our general and administrative expenses also include restructuring and restructuring-related charges.

Product Development Expenses

Product development costs primarily consist of research and development costs related to our technology initiatives.

Other Operating Income

Operating-related income or gains that are not considered revenues are classified as other operating income in our consolidated statements of operations. Other operating income largely consists of income recognized in connection with our contributions to ODW in the form of consulting and training services and the license of technology. Refer to the section entitled "—Overview of Financial Results—Other Operating Income" for further details of amounts recognized as other operating income during the years ended December 31, 2014 and 2013.

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

				Increase (Decrease)
				% Change		$ Change
	2014(1)	2013(1)	2012(1)	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in millions, except percentages and per share data)
Revenues	$684.6	$706.9	$749.8	(3.2)%	(5.7)%	$(22.3)	$(42.9)
Operating expenses (income):
Costs of revenues	681.1	416.4	644.6	63.6%	(35.4)%	264.7	(228.2)
Selling and marketing	61.2	39.4	35.2	55.3%	11.9%	21.8	4.2
General and administrative	262.0	184.6	130.1	41.9%	41.9%	77.4	54.5
Product development	5.2	3.3	4.9	57.6%	(32.7)%	1.9	(1.6)
Change in fair value of contingent consideration	(16.5)	1.5	—	NM	100.0%	(18.0)	1.5
Other operating income	(8.4)	(14.7)	—	(42.9)%	100.0%	(6.3)	14.7
Operating (loss) income	(300.0)	76.4	(65.0)	NM	NM	(376.4)	141.4

Non-operating income (expense):
Interest (expense) income, net	(11.9)	(0.1)	0.5	NM	NM	(11.8)	(0.6)
Other (expense) income, net	(14.4)	6.2	8.3	NM	(25.3)%	(20.6)	(2.1)
Decrease (increase) in income tax benefit payable to former stockholder	253.9	(0.7)	2.6	NM	NM	254.6	(3.3)
(Loss) income before loss from equity method investees and income taxes	(72.4)	81.8	(53.6)	NM	NM	(154.2)	135.4

Loss from equity method investees	13.8	6.9	—	100.0%	100.0%	6.9	6.9
(Loss) income before income taxes	(86.2)	74.9	(53.6)	NM	NM	(161.1)	128.5
Provision (benefit) for income taxes	222.1	19.2	(17.2)	NM	NM	202.9	36.4
Net (loss) income	(308.3)	55.7	(36.4)	NM	NM	(364.0)	92.1
Less: Net income attributable to non-controlling interests	1.3	0.6	—	116.7%	100.0%	0.7	0.6
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(309.6)	$55.1	$(36.4)	NM	NM	$(364.7)	$91.5

Diluted net (loss) income per share attributable to DreamWorks Animation SKG, Inc.	$(3.65)	$0.65	$(0.43)	NM	NM	$(4.30)	$1.08
Shares used in computing diluted net (loss) income per share(2)	84.8	85.3	84.2	(0.6)%	1.3%
____________________
NM: Not Meaningful.

(1)
Our results for the years ended December 31, 2014, 2013 and 2012 included write-downs of film and other inventory costs totaling $271.9 million, or $2.91 per share (on an after-tax basis), $20.2 million, or $0.17 per diluted share (on an after-tax basis), and $154.8 million, or $1.19 per share (on an after-tax basis), respectively. See "—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013—Segment Costs of Revenues" and "—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012—Segment Costs of Revenues" for further details.

(2)	During the year ended December 31, 2013, we repurchased a total of 1.3 million shares of our Class A common stock. No repurchases were made during the years ended December 31, 2014 and 2012.

The following chart sets forth (in millions), for the years presented, our revenues by segment. Certain amounts in the prior periods presented have been reclassified to conform to the Company's 2014 presentation. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Revenues by Segment
Revenues ($ in millions)
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$684.6(1)
Feature Films, $453.5
66.2%
Television Series and Specials, $103.0
15.0%
Consumer Products, $64.8
9.5%
New Media, $49.0
7.2%
All Other, $14.3
2.1%
2014
$706.9(1)
Feature Films, $500.1
70.8%
Television Series and Specials, $105.9
15.0%
Consumer Products, $67.4
9.5%
New Media, $11.4
1.6%
All Other, $22.1
3.1%
2013
$749.8(1)
Feature Films, $582.7
77.7%
Television Series and Specials, $75.4
10.1%
Consumer Products, $48.7
6.5%
All Other, $43.0
5.7%
2012

____________________

(1)
For each period shown, "Feature Films" consists of revenues attributable to the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. "Television Series and Specials" consists of revenues attributable to the development, production and exploitation of television, direct-to-video and other non-theatrical content. "Consumer Products" consists of revenues attributable to our merchandising and licensing activities related to the exploitation of our intellectual property rights. "New Media" consists of revenues attributable to ATV and related businesses. "All Other" consists of revenues not attributable to the reportable segments.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues and Segment Costs of Revenues.

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Segment revenues	$453.5	$500.1	$(46.6)	(9.3)%
Segment costs of revenues	542.9	296.8	246.1	82.9%
Segment gross (loss) profit	$(89.4)	$203.3	$(292.7)	(144.0)%

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 (in millions). Certain amounts in the prior periods presented have been reclassified to conform to the Company's 2014 presentation.

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$453.5(1)
The Penguins of Madagascar, $6.9
How to Train Your Dragon 2, $142.8
$154.2
Mr. Peabody and Sherman, $4.5
Turbo, $51.8
$127.3
The Croods, $75.5
Rise of the Guardians, $8.9
Madagascar 3, $1.8
$10.7
Library, $161.3
$500.1(1)
Turbo, $8.0
The Croods, $137.7
$145.7
Rise of the Guardians, $76.9
$167.7
Madagascar 3, $90.8
Puss in Boots, $13.3
Kung Fu Panda 2, $0.4
$13.7
Library, $173.0
2014
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category increased $8.5 million, or 5.8%, during the year ended December 31, 2014 when compared to the year ended December 31, 2013. This increase was primarily due to our summer 2014 sequel film, How to Train Your Dragon 2 (June 2014 release), performing stronger in the worldwide theatrical and home entertainment markets than our summer 2013 original film, Turbo (July 2013 release). In addition, although we released three films in 2014 compared to two films in 2013, our 2014 spring film Mr. Peabody and Sherman (March 2014 release) contributed minimal revenues during the year ended December 31, 2014 due to its weak performance compared to revenues contributed by The Croods (March 2013 release) during the year ended December 31, 2013. As it relates to Mr. Peabody and Sherman, although Fox has not yet recouped their marketing and distribution costs, we currently anticipate that they will recoup their costs from their future on-going distribution of this title in the post-theatrical (e.g., home entertainment and television) markets. Refer to "Segment Costs of Revenues" below for further discussion.

Current year theatrical release revenues for the year ended December 31, 2014 consisted of:

•
The Penguins of Madagascar: The Penguins of Madagascar contributed $6.9 million, or 1.0%, of consolidated revenues, primarily earned in the Chinese theatrical market, where our films are distributed outside of our arrangement with Fox. During the year ended December 31, 2014, Fox did not report any revenue to us for The Penguins of Madagascar as they had not yet recouped their marketing and distribution costs, largely due to The Penguins of Madagascar's low box office results. Our distributor in the Chinese theatrical market recouped their distribution and marketing costs during the year ended December 31, 2014, as their costs relative to The Penguins of Madagascar's theatrical performance in their distribution territory was lower relative to the costs incurred by Fox in other territories;

•	How to Train Your Dragon 2: How to Train Your Dragon 2 contributed $142.8 million, or 20.9%, of revenues, primarily earned in the worldwide theatrical and home entertainment markets; and

•	Mr. Peabody and Sherman: Mr. Peabody and Sherman contributed $4.5 million, or 0.7%, of revenues, primarily earned in the Chinese theatrical and ancillary markets.

Current year theatrical release revenues for the year ended December 31, 2013 consisted of:

•
Turbo: Turbo contributed $8.0 million, or 1.1%, of consolidated revenues, primarily earned in the Chinese and South Korean theatrical markets, where our films are distributed outside of our arrangement with Fox. During the year ended December 31, 2013, Fox did not report any revenue to us for Turbo as they had not yet recouped their marketing and distribution costs, largely due to Turbo's low box office results. Our distributors in the Chinese and South Korean theatrical markets recouped their distribution and marketing costs during the year ended December 31, 2013, as their respective costs relative to Turbo's theatrical performance in their distribution territories were lower relative to the costs incurred by Fox in other territories; and

•	The Croods: The Croods contributed $137.7 million, or 19.5%, of revenues, primarily earned in the worldwide theatrical and home entertainment markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $40.4 million, or 24.1%, to $127.3 million during the year ended December 31, 2014 when compared to $167.7 million during the year ended December 31, 2013. The primary drivers of our prior year theatrical release revenues were the following:

•
For the year ended December 31, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo (July 2013 release) and The Croods (March 2013 release) which contributed $51.8 million (or 7.6%) and $75.5 million (or 11.0%) of consolidated revenues, respectively, primarily related to each title's SVOD distribution, as well as revenues earned in the worldwide television and home entertainment markets;

•
For the year ended December 31, 2013, "Prior year theatrical release" revenues consisted of those generated by Rise of the Guardians (our November 2012 release) and Madagascar 3 (June 2012 release) which contributed $76.9 million (or 10.9%) and $90.8 million (or 12.8%) of consolidated revenues, respectively, primarily earned in the worldwide home entertainment and television markets;

•
The decrease in revenues was partially attributable to Rise of the Guardians, which was an overall better-performing title when compared to Turbo and, as a result, contributed higher revenues to the year ended December 31, 2013, compared to the revenues contributed by Turbo during the year ended December 31, 2014; and

•	2013's "Prior year theatrical releases" category benefited from Madagascar 3, which was a stronger performing title than each of 2014's "Prior year theatrical release" titles.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category decreased $3.0 million, or 21.9%, to $10.7 million during the year ended December 31, 2014 when compared to $13.7 million of revenues during the year ended December 31, 2013, as 2013's "Preceding year theatrical releases" category included Puss in Boots (a sequel title), which is a stronger title as compared to Rise of the Guardians (an original title).

Preceding year theatrical release revenues during the year ended December 31, 2014 were comprised of Rise of the Guardians and Madagascar 3, which contributed an aggregate of $10.7 million, or 1.6%, of consolidated revenues, primarily earned in the worldwide home entertainment and international television markets.

Preceding year theatrical release revenues during the year ended December 31, 2013 were comprised of Puss in Boots and Kung Fu Panda 2, which contributed an aggregate of $13.7 million, or 1.9%, of consolidated revenues, primarily earned in the worldwide home entertainment and international television markets.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category decreased $11.7 million, or 6.8%, to $161.3 million during the year ended December 31, 2014 when compared to $173.0 million during the year ended December 31, 2013. During the year ended December 31, 2013, our "Library" category benefited from the timing of a larger number of titles becoming available for release in the international free television market which resulted in higher revenues for this period when compared to the year ended December, 2014. Our feature film titles are generally released into the international free television market two to three years after the title's initial domestic theatrical release. Thus, revenues earned from the international free television market are impacted by the timing and quantity of feature films released during each of the recent years.

During the year ended December 31, 2014, our "Library" category benefited from revenues earned in the international free television market by Madagascar 3 and Puss in Boots. During the year ended December 31, 2013, our "Library" category benefited from revenues earned in the international free television market by Kung Fu Panda 2, Megamind, Shrek Forever After and How to Train Your Dragon.

Segment Costs of Revenues

The primary component of costs of revenues for our Feature Film segment is film amortization and impairment costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 119.7% during the year ended December 31, 2014 compared to 59.3% for the year ended December 31, 2013. The following were the primary drivers of our segment costs of revenues during the year ended December 31, 2014 when compared to the year ended December 31, 2013:

•
During the year ended December 31, 2014, we recorded impairment charges totaling $96.7 million (exclusive of the impairment allocated to the Consumer Products segment of $2.4 million), which were primarily due to the lower-than-expected worldwide theatrical performance of The Penguins of Madagascar and Mr. Peabody and Sherman;

•
During the year ended December 31, 2013, we recorded an impairment charge of $11.9 million (exclusive of the impairment allocated to the Consumer Products segment of $1.6 million) on Turbo due to the title's performance in the international theatrical market during the last two months of the quarter ended December 31, 2013;

•
In connection with our 2015 Restructuring Plan (see Notes 24 and 25 of our audited consolidated financial statements contained elsewhere in this Form 10-K), we reviewed our future feature film slate and reassessed the creative direction of our unreleased titles. As a result, we recorded write-offs of film costs totaling $153.6 million and other contractual obligations totaling $9.4 million; and

•
Excluding the charges described above, segment costs of revenues as a percentage of revenues was higher during the year ended December 31, 2014 when compared to the year ended December 31, 2013. This increase was primarily due to the high amortization rates of our recent weaker-performing titles (The Penguins of Madagascar, Mr. Peabody and Sherman and Turbo), which was partially offset by the low amortization rate of How to Train Your Dragon 2, which was a stronger-performing title.

See "—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization" for further discussion regarding the Company's process for assessing its film and other inventory costs. See also Note 6 to the consolidated financial statements contained elsewhere in this Form 10-K.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Segment revenues	$103.0	$105.9	$(2.9)	(2.7)%
Segment costs of revenues	96.3	82.8	13.5	16.3%
Segment gross profit	$6.7	$23.1	$(16.4)	(71.0)%

Segment Revenues

As illustrated in the table above, revenues generated from our Television Series and Specials segment decreased $2.9 million to $103.0 million during the year ended December 31, 2014 when compared to $105.9 million during the year ended December 31, 2013. The main drivers of the changes in revenues were the following:

•
A decline in revenues generated by our Classic Media properties due to higher than expected returns of seasonal and newly-released home entertainment product and certain sales incentives offered during the year ended December 31, 2014 when compared to the year ended December 31, 2013; and

•	An increase in revenues generated by our television series as we licensed three additional series to Netflix during the year ended December 31, 2014.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 93.5% for the year ended December 31, 2014 compared to 78.2% for the year ended December 31, 2013. The following were the primary drivers of our segment costs of revenues during the year ended December 31, 2014 when compared to the year ended December 31, 2013:

•
We recorded write-downs of capitalized film costs totaling $13.3 million during the year ended December 31, 2014, which were primarily due to revisions in estimated future revenues for certain of our television specials;

•
During the year ended December 31, 2013, we recorded a $6.7 million write-down of capitalized film costs as a result of a change that occurred during the fourth quarter of 2013 in the planned exploitation of one of our short-form content titles; and

•	Marketing costs incurred in 2014 increased when compared to 2013 as a result of the quantity of new episodic content we made available to Netflix during the year ended December 31, 2014.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Segment revenues	$64.8	$67.4	$(2.6)	(3.9)%
Segment costs of revenues	41.1	39.0	2.1	5.4%
Segment gross profit	$23.7	$28.4	$(4.7)	(16.5)%

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment decreased $2.6 million, or 3.9%, to $64.8 million during the year ended December 31, 2014 when compared to $67.4 million during the year ended December 31, 2013. The main drivers of the changes in revenues were the following:

•
An increase in merchandising and licensing revenues related to 2014's "Current year theatrical releases" compared to 2013's "Current year theatrical releases" primarily attributable to revenues generated by How to Train Your Dragon 2;

•	An increase in revenues of $5.7 million generated by two of our new business initiatives;

•	The year ended December 31, 2013 benefited from revenues generated from the sale of our share of rights in the 1960s live-action Batman television series; and

•
During the year ended December 31, 2013, in exchange for our equity interest in ODW during 2013, we granted an intellectual property license to certain of our trademarks, trade names and other intellectual property, and, as a result, we recognized revenues in the amount of $7.8 million, which represents the portion of the license's value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment increased to 63.4% during the year ended December 31, 2014 compared to 57.9% during the year ended December 31, 2013. This increase was partially attributable to impairment charges totaling $2.4 million, which were primarily related to The Penguins of Madagascar (as previously described). In addition, segment costs of revenues during the year ended December 31, 2013 benefited from intellectual property licenses granted to ODW with no associated costs, as well as the sale of our share of rights in the 1960s live-action Batman television series, which had minimal associated costs. During the year ended December 31, 2014, there were no similar revenue streams.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Segment revenues	$49.0	$11.4	$37.6	NM
Segment costs of revenues	31.1	9.1	22.0	NM
Segment gross profit	$17.9	$2.3	$15.6	NM
____________________
NM: Not Meaningful.

Segment Revenues

Revenues generated by our New Media segment increased $37.6 million to $49.0 million during the year ended December 31, 2014 when compared to $11.4 million during the year ended December 31, 2013. Revenues generated by our New Media segment increased primarily because the year ended December 31, 2014 included a full 12-month period compared to only eight months in the same period of the prior year due to the timing of our acquisition of ATV. In addition, when comparing the year ended December 31, 2014 to the prior year, this segment generated higher revenues from sponsorship arrangements and content licensing fees.

Segment Costs of Revenues

During the years ended December 31, 2014 and 2013, costs of revenues related to our New Media segment were $31.1 million (or 63.5% of segment revenues) and $9.1 million (or 79.8% of segment revenues). Segment costs of revenues as a percentage of segment revenues decreased as a result of higher revenues generated from sponsorship deals, which is a revenue stream that typically has lower associated costs.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Segment revenues	$14.3	$22.1	$(7.8)	(35.3)%
Segment costs of revenues	19.3	22.1	(2.8)	(12.7)%
Segment gross loss	$(5.0)	$—	$(5.0)	NM
____________________
NM: Not Meaningful.

Segment Revenues

Revenues generated by our All Other segment decreased $7.8 million to $14.3 million during the year ended December 31, 2014 when compared to $22.1 million during the year ended December 31, 2013. Revenues generated by our All Other segment decreased as we are no longer operating any live performance productions. Revenues earned during the year ended December 31, 2013 included $11.0 million attributable to Shrek The Musical related to the title's SVOD distribution. The decrease in revenues attributable to our live performances was partially offset by an increase in ancillary revenues.

Segment Costs of Revenues

During the years ended December 31, 2014 and 2013, costs of revenues related to our All Other segment were $19.3 million and $22.1 million, respectively, which primarily consisted of those related to our live performance business and other ancillary revenues. In addition, during the year ended December 31, 2014, segment costs of revenues also included a write-off of capitalized costs in the amount of $5.4 million as a result of a change in the creative direction for one of our live productions.

Selling and Marketing. Selling and marketing expenses directly attributable to our feature films, television series/specials or live performances are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the years ended December 31, 2014 and 2013, the amount of selling and marketing expenses not allocated to our segments was $11.6 million and $6.0 million, respectively.

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Selling and marketing	$61.2	$39.4
Less: allocation to segments	49.6	33.4
Unallocated selling and marketing	$11.6	$6.0	$5.6	93.3%

The increase of $5.6 million, or 93.3%, when comparing the year ended December 31, 2014 to the year ended December 31, 2013, was primarily attributable to costs incurred by our recently acquired entities, new business initiatives and increased spending on brand marketing.

General and Administrative. Total general and administrative expenses increased $77.4 million to $262.0 million (including $18.4 million of stock-based compensation expense) for the year ended December 31, 2014 from $184.6 million (including $17.7 million of stock-based compensation expense) for the year ended December 31, 2013. This 41.9% aggregate increase was primarily attributable to the following:

•
Charges, which primarily consist of employee termination costs and other contractual obligations, related to our 2015 Restructuring Plan totaling $45.2 million (see Notes 24 and 25 of our audited consolidated financial statements contained elsewhere in this Form 10-K);

•	An increase of $14.9 million as a result of our recent acquisitions;

•
Higher salaries and benefits of $21.6 million (excluding the effect of our recent acquisitions) due to new employment agreements related to certain executives and increased headcount to support our brand and business diversification efforts;

•	$18.6 million of increased professional fees and facility expenses to support such expansion of business lines not related to our feature animation business; and

•
These increases were partially offset by a decrease of $22.5 million attributable to lower incentive compensation expense (excluding stock-based compensation) related to performance-based compensation, which varies with changes in forecasts of the related performance metrics that will be achieved.

Product Development. Product development costs increased $1.9 million to $5.2 million for the year ended December 31, 2014 from $3.3 million for the year ended December 31, 2013. Product development costs primarily represent research and development costs related to our technology initiatives. The increase was primarily due to write-offs of capitalized software costs related to projects that we are no longer pursuing.

Change in Fair Value of Contingent Consideration. During the year ended December 31, 2014, we recorded a gain of $16.5 million related to the change in fair value of contingent consideration compared to a loss of $1.5 million during the year ended December 31, 2013. The primary drivers of the change in fair value of contingent consideration during the year ended December 31, 2014 were decreases in the estimate of the contingent consideration liability due to declines in forecasted earnings for each of 2014 and 2015, as well as the inclusion of a probability-weighted factor in our determination of fair value during the three months ended September 30, 2014, and the settlement of the contingent consideration liability related to the acquisition of ATV during the quarter ended December 31, 2014. Refer to Note 5 of the audited financial statements contained elsewhere in this Form 10-K for further information.

Other Operating Income. As a result of executing the Chinese Joint Venture transaction during the quarter ended June 30, 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the years ended December 31, 2014 and 2013, other operating income attributable to our ODW contributions totaled $8.4 million and $8.1 million, respectively, due to consulting and training services provided, as well as a portion of the value of the technology license granted. Additionally, during the year ended December 31, 2013, other operating income included a gain of $6.4 million, which resulted from the sale of one of our technology projects.

Operating Loss/Income. Operating loss for the year ended December 31, 2014 was $300.0 million compared to operating income of $76.4 million for the year ended December 31, 2013. The decrease of $376.4 million in operating income for the year ended December 31, 2014 was largely due to the impairment and write-downs of capitalized film costs, as well as increased general and administrative expenses due to our restructuring-related charges (as previously described).

Interest Expense, Net. For each of the years ended December 31, 2014 and 2013, the amounts recorded as interest expense (net of interest income and amounts capitalized) were $11.9 million and $0.1 million, respectively. This increase of $11.8 million was primarily due to an increase in interest expense as a result of higher outstanding debt balances.

Other Expense/Income, Net.  For the years ended December 31, 2014 and 2013, total other expense/income (net) was a net expense of $14.4 million compared to net other income of $6.2 million, respectively. Other expense increased $20.6 million, of which $16.5 million was due to write-offs of strategic investments made by us that were determined to not be recoverable as of December 31, 2014. During the year ended December 31, 2014, such write-offs included two of our cost method investments. During the year ended December 31, 2013, other income consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Decrease/Increase in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase (as described in "—Critical Accounting Policies and Estimates—Provision for Income Taxes"), we are obligated to remit to the former stockholder's affiliate 85% of any cash savings in U.S. Federal income tax and California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the year ended December 31, 2014, our payable to the former stockholder significantly decreased because of a valuation allowance that we established against certain deferred tax assets (see "Provision for Income Taxes" for further discussion). As a result, for the year ended December 31, 2014, we recorded $253.9 million as a decrease in payable to former stockholder.

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

Loss from Equity Method Investees.  During the years ended December 31, 2014 and 2013, our portion of the losses incurred by equity method investees was $13.8 million and $6.9 million, respectively, which were primarily attributable to our share of losses incurred by ODW. The increase between years was primarily due to a full 12-month period being included in our results for the year ended December 31, 2014, as ODW did not commence operations until May 2013.

Provision for Income Taxes.  For the year ended December 31, 2014, we recorded a provision for income taxes of $222.1 million, or an effective tax rate of (65.3)%. For the year ended December 31, 2013, we recorded a provision for income taxes of $19.2 million, or an effective tax rate of 25.4%. When our provision for income taxes is combined with the amounts associated with the Decrease/Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the years ended December 31, 2014 and 2013 were 9.3% and 26.3%, respectively. As of December 31, 2014, we determined that it was necessary to establish a valuation allowance against certain U.S. deferred tax assets due to our recent cumulative losses, which were primarily caused by the impairments and restructuring-related charges recorded during the quarter ended December 31, 2014. The impact of recording the valuation allowance was partially mitigated by a corresponding decrease in the income tax benefit payable to former stockholder (which is recorded in its own financial statement line item). To the extent that we have cumulative income and expect to recognize taxable income in future periods, we would release the valuation allowance. This would result in a corresponding increase in the income tax benefit payable to former stockholder, which would partially offset the effect of releasing the valuation allowance.

Our effective tax rate and our combined effective tax rate for the year ended December 31, 2014 were different than the 35% statutory federal rate primarily due to the valuation allowance established against certain deferred tax assets. Our effective tax rate and our combined effective tax rate for the year ended December 31, 2013 were lower than the 35% statutory federal rate primarily due to research and development credits (including the retroactive impact of the Act discussed above), release of reserves for uncertain tax positions as a result of the conclusion of a California examination for tax years 2005 through 2007, a revaluation of our deferred tax assets, and other federal tax incentives.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). In addition, in December 2014, we sold an interest in our ATV business to a third-party. We consolidate the results of both of these entities because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income that is consolidated in our operating results. For the years ended December 31, 2014 and 2013, net income attributable to non-controlling interests was $1.3 million and $0.6 million, respectively. The increase of $0.7 million was primarily attributable to the newly established ATV Joint Venture.

Net Loss/Income Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net income attributable to non-controlling interests) for the year ended December 31, 2014 was $309.6 million, or $3.65 per share, as compared to net income of $55.1 million, or $0.65 per diluted share, in the corresponding period in 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues and Segment Costs of Revenues.

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Segment revenues	$500.1	$582.7	$(82.6)	(14.2)%
Segment costs of revenues	296.8	514.0	(217.2)	(42.3)%
Segment gross profit	$203.3	$68.7	$134.6	195.9%

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$500.1(1)
Turbo, $8.0
The Croods, $137.7
$145.7
Rise of the Guardians, $76.9
$167.7
Madagascar 3, $90.8
Kung Fu Panda 2, $0.4
Puss in Boots, $13.3
$13.7
Library, $173.0
$582.7(1)
Rise of the Guardians, $4.8
Madagascar 3, $187.7
$192.5
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

Current year theatrical release revenues for the year ended December 31, 2013 consisted of:

•
Turbo: Turbo contributed $8.0 million, or 1.1%, of consolidated revenues, primarily earned in the Chinese and South Korean theatrical markets, where our films are distributed outside of our arrangement with Fox. During the year ended December 31, 2013, Fox did not report any revenue to us for Turbo as they had not yet recouped their marketing and distribution costs, largely due to Turbo's low box office results. Our distributors in the Chinese and South Korean theatrical markets recouped their distribution and marketing costs during the year ended December 31, 2013, as their respective costs relative to Turbo's theatrical performance in their distribution territories were lower relative to the costs incurred by Fox in other territories; and

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

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $51.4 million, or 23.5%, to $167.7 million during the year ended December 31, 2013 when compared to $219.1 million during the year ended December 31, 2012. The primary drivers of our prior year theatrical release revenues were the following:

•
Rise of the Guardians (our November 2012 release) was a weaker theatrical release when compared to Puss in Boots (our October 2011 release) and, accordingly, did not recoup its distribution and marketing costs in a time frame as is historically typical for our films. During the year ended December 31, 2013, Rise of the Guardians contributed $76.9 million, or 10.9%, of consolidated revenues, primarily earned in the worldwide home entertainment and television markets. During the year ended December 31, 2012, Puss in Boots contributed $149.7 million, or 20.0%, of revenues, primarily earned in the international theatrical, worldwide home entertainment and worldwide television markets; and

•
Madagascar 3 (released in the second quarter of 2012) was a stronger-performing title in the home entertainment market when compared to Kung Fu Panda 2 (released in the second quarter of 2011). During the year ended December 31, 2013, Madagascar 3 contributed $90.8 million, or 12.8%, of revenues, primarily earned in the worldwide television and home entertainment markets. During the year ended December 31, 2012, Kung Fu Panda 2 contributed $69.4 million, or 9.3%, of revenues, primarily earned in the digital (SVOD and transactional-based sales) and worldwide television markets.

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

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category increased $10.6 million, or 6.5%, to $173.0 million during the year ended December 31, 2013 when compared to $162.4 million during the year ended December 31, 2012, primarily due to our growing library of titles. During the year ended December 31, 2013, our "Library" category benefited from revenues earned in the international free television market by Kung Fu Panda 2, Megamind, Shrek Forever After and How to Train Your Dragon. During the year ended December 31, 2012, revenues generated by our "Library" category were mainly attributable to How to Train Your Dragon and Shrek Forever After, primarily earned in the worldwide home entertainment and international free television markets.

Segment Costs of Revenues

The primary component of segment costs of revenues for our Feature Film segment is film amortization costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 59.3% during the year ended December 31, 2013 compared to 88.2% for the year ended December 31, 2012. The following were the primary drivers of our segment costs of revenues during the year ended December 31, 2013 when compared to the year ended December 31, 2012:

•
During the year ended December 31, 2013, we recorded an impairment charge of $11.9 million (exclusive of the impairment allocated to the Consumer Products segment of $1.6 million) on Turbo. Due to Turbo's performance in the international theatrical market during the last two months of the quarter ended December 31, 2013, we re-assessed the film's Ultimate Revenue projections (including our estimates of the film's revenues in other markets, including international home entertainment and television, which had not yet been released), which resulted in the film's estimated fair value (calculated using a net present value model) being less than the film’s unamortized capitalized production costs;

•
During the year ended December 31, 2012, impairment, write-down and restructuring-related charges totaled $158.0 million, which were comprised of the following: (i) an impairment charge of $85.5 million (exclusive of the impairment charge allocated to the Consumer Products segment of $1.4 million) as a result of the lower-than-expected worldwide theatrical performance of our feature film Rise of the Guardians (released during the quarter ended December 31, 2012). The write-down was due to revisions to the film's Ultimate Revenue projections which resulted in the film's estimated fair value (calculated using a net present value model) being less than the film’s unamortized capitalized production costs, (ii) a write-down of capitalized film costs in the amount of $47.6 million as a result of a change in creative direction related to one of our films previously set for production, (iii) write-offs of capitalized development costs totaling $20.3 million as a result of the decision to change our future film slate and (iv) $4.6 million related to non-retirement postemployment benefit charges, which resulted from a strategic business decision to change the production and release slate for some of our animated feature films;

•	Excluding the charges described above for each of the years ended December 31, 2013 and 2012, segment costs of revenues as a percentage of segment revenues remained consistent during those years;

•
Overall lower amortization rate of 2013's "Prior year theatrical releases" compared to 2012's "Prior year theatrical releases." 2013's "Prior year theatrical releases" benefited from Madagascar 3, which was a strong performing title, and Rise of the Guardians, which had a stronger-than-expected performance in the home entertainment market in 2013, thereby lowering its amortization rate; and

•
Overall higher amortization rate related to our “Library” category in 2013 when compared to 2012, which was driven by revenues generated by Megamind (a title that has a higher rate of amortization compared to the average amortization rate of our other library titles).

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Segment revenues	$105.9	$75.4	$30.5	40.5%
Segment costs of revenues	82.8	63.2	19.6	31.0%
Segment gross profit	$23.1	$12.2	$10.9	89.3%

Segment Revenues

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

•
Revenues generated from our television series Dragons: Riders of Berk increased as, during the year ended December 31, 2013, we earned revenues from the first two seasons of the series compared to only the first season during the prior year;

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

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 78.2% for the year ended December 31, 2013 compared to 83.8% for the year ended December 31, 2012. The following were the primary drivers of our segment costs of revenues during the year ended December 31, 2013 when compared to the year ended December 31, 2012:

•
Segment costs of revenues for the year ended December 31, 2013 benefited from a full year of revenues generated by our Classic Media properties (a vast catalog of older library properties). This catalog of properties was recorded in groups of definite and indefinite-lived intangible assets upon acquisition. Intangible asset groups classified as indefinite-lived are not amortized, while those classified as definite-lived are amortized on a straight-line basis. Therefore, costs of revenues do not directly correlate with revenues generated during the period;

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

•	Additional marketing costs associated with our television series/specials productions of $5.8 million, primarily due to our new series Turbo F.A.S.T.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Segment revenues	$67.4	$48.7	$18.7	38.4%
Segment costs of revenues	39.0	31.4	7.6	24.2%
Segment gross profit	$28.4	$17.3	$11.1	64.2%

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment increased $18.7 million, or 38.4%, to $67.4 million during the year ended December 31, 2013 when compared to $48.7 million during the year ended December 31, 2012. The increase was mainly attributable to the following:

•
Revenues generated from our Classic Media properties in 2013 represented a full 12-month period compared to the prior year which only included four months. The main revenue contributors during the year ended December 31, 2013 were Veggie Tales, Where's Waldo and Noddy;

•	Revenue generated from the sale of our share of rights in the 1960s live-action Batman television series; and

•
We granted intellectual property licenses in exchange for our equity interest in ODW during the year ended December 31, 2013. As a result, we recognized revenues in the amount of $7.8 million, which represents the portion of the licenses' value attributable to the equity interests of ODW held by our Chinese Joint Venture partners.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment decreased to 57.9% during the year ended December 31, 2013 compared to 64.5% during the year ended December 31, 2012. The year 2013 benefited from the inclusion of a full 12-month period of revenues from our Classic Media properties compared to the prior year which only included four months. As segment costs of revenues include the straight-line amortization of definite-lived intangible assets, costs of revenues associated with our Classic Media properties do not directly correlate with revenues generated during the period (as further described above under our discussion of the Television Series and Specials segment).

New Media Segment

During the year ended December 2013, our New Media segment consisted of ATV. During the year ended December 31, 2013, segment revenues and segment costs of revenues were $11.4 million (or 1.6% of consolidated revenues) and $9.1 million, respectively. We acquired ATV on May 3, 2013, thus, segment revenues and segment costs of revenues reflect those generated by ATV during the period from May 3, 2013 to December 31, 2013, and primarily relate to content licensing fees earned and related amortization.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Segment revenues	$22.1	$43.0	$(20.9)	(48.6)%
Segment costs of revenues	22.1	70.1	(48.0)	(68.5)%
Segment gross profit (loss)	$—	$(27.1)	$27.1	100.0%

Segment Revenues

Revenues generated by our All Other segment decreased $20.9 million to $22.1 million during the year ended December 31, 2013 when compared to $43.0 million during the year ended December 31, 2012. The decrease was primarily a result of the final performances of our How to Train Your Dragon arena show and the London version of our Shrek The Musical show during the quarter ended March 31, 2013. Subsequent to final performances of our live shows during their initial engagements, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties. Additionally, revenues earned during the year ended December 31, 2013 included $11.0 million attributable to Shrek The Musical related to the title's SVOD distribution.

Segment Costs of Revenues

During the years ended December 31, 2013 and 2012, segment costs of revenues related to our All Other segment were $22.1 million and $70.1 million, respectively, which primarily consisted of those related to our live performance business. For the year ended December 31, 2013, segment costs of revenues benefited from the decrease in live performance revenues, which historically have had higher costs of revenues as a percentage of revenues.

Selling and Marketing. Selling and marketing expenses directly attributable to our feature films, television series/specials or live performances are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), the amount of selling and marketing expenses not allocated to our segments was $6.0 million and $1.2 million, for the years ended December 31, 2013 and 2012, respectively.

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Selling and marketing	$39.4	$35.2
Less: allocation to segments	33.4	34.0
Unallocated selling and marketing	$6.0	$1.2	$4.8	400.0%

The increase of $4.8 million, or 400.0%, when comparing the year ended December 31, 2013 to the year ended December 31, 2012, was primarily attributable to costs incurred by our recently acquired entities and increased spending on brand marketing.

General and Administrative.    Total general and administrative expenses increased $54.5 million to $184.6 million (including $17.7 million of stock-based compensation expense) for the year ended December 31, 2013 from $130.1 million (including $16.2 million of stock-based compensation expense) for the year ended December 31, 2012. This 41.9% aggregate increase was primarily attributable to the following:

•	An increase of approximately $24.0 million as a result of our recent acquisitions;

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

•
Charges, which primarily consist of severance and benefits, related to our 2012 Restructuring Plan (see Note 24 of our audited consolidated financial statements contained elsewhere in this Form 10-K) totaling $4.6 million; and

•
These increases were partially offset by $14.0 million of lower professional fees as these costs were higher during the year ended December 31, 2012 as a result of new business initiatives, such as the acquisition of Classic Media and the establishment of ODW.

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

Change in Fair Value of Contingent Consideration. During the year ended December 31, 2013, we recorded an expense of $1.5 million due to an increase in our estimate of the fair value of the contingent consideration liability related to the purchase of ATV (acquired in May 2013).

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

Operating Income/Loss.    Operating income for the year ended December 31, 2013 was $76.4 million compared to an operating loss of $65.0 million for the year ended December 31, 2012. This $141.4 million increase was primarily driven by the decline in costs of revenues as, in 2012, we incurred higher costs associated with various impairment, write-off and restructuring-related charges than were incurred in 2013.

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

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.    As a result of the Tax Basis Increase (as described in "—Critical Accounting Policies and Estimates—Provision for Income Taxes"), we are obligated to remit to a former stockholder's affiliate 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the year ended December 31, 2013, our payable to the former stockholder was impacted by our ability to retroactively apply research and development credits and other federal tax incentives as a result of extensions granted under the Act (as described previously). As the Act was not enacted until January 2, 2013, we were not able to apply certain federal tax incentives until the quarter ended March 31, 2013. For the year ended December 31, 2013, we recorded $0.7 million as an increase in income tax benefit payable to the former stockholder primarily as a result of the Act and imputed interest on our payable to former stockholder, which were partially offset by a revaluation of our deferred tax assets. For the year ended December 31, 2012, we recorded $2.6 million as a decrease in income tax benefit payable to the former stockholder as a result of our ability to claim certain tax deductions.

Loss from Equity Method Investees.  During the year ended December 31, 2013, our portion of the losses incurred by equity method investees was $6.9 million, which were primarily attributable to our share of losses incurred by ODW. We did not have any equity method investments during the year ended December 31, 2012.

Provision/Benefit for Income Taxes.    For the year ended December 31, 2013, we recorded a provision for income taxes of $19.2 million and for the year ended December 31, 2012, we recorded a benefit for income taxes of $17.2 million, or an effective tax rate of 25.4% and 30.6%, respectively. When our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the years ended December 31, 2013 and 2012 were 26.3% and 35.2%, respectively. Our effective tax rate and our combined effective tax rate for the year ended December 31, 2013 were lower than the 35% statutory federal rate primarily due to research and development credits (including the retroactive impact of the Act discussed above), release of reserves for uncertain tax positions as a result of the conclusion of a California examination for tax years 2005 through 2007, a revaluation of our deferred tax assets and other federal tax incentives. During the year ended December 31, 2012, we recorded a benefit for income taxes as a result of our loss before income taxes as the loss will result in a decrease in our tax liability in future periods. During the year ended December 31, 2012, our effective tax rate was less than the 35% statutory federal tax rate as a result of our loss before income taxes for the year and an increase in our foreign valuation allowance.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in Bullwinkle Studios, a joint venture. We consolidate the results of this joint venture because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partner's share of the income generated by Bullwinkle Studios. For the year ended December 31, 2013, net income attributable to non-controlling interests was $0.6 million.

Net Income/Loss Attributable to DreamWorks Animation SKG, Inc.    Net income (excluding net income attributable to non-controlling interests) for the year ended December 31, 2013 was $55.1 million, or $0.65 per diluted share, as compared to a net loss of $36.4 million, or $0.43 per diluted share, in the corresponding period in 2012.

Financing Arrangements

Senior Unsecured Notes. On August 14, 2013, we issued $300.0 million in aggregate principal amount of 6.875% senior unsecured notes due in August 2020 (the "Notes"). The net proceeds from the offering amounted to $294.0 million and we used a portion of the proceeds to repay all of the outstanding borrowings under our revolving credit facility. The indenture governing the Notes contains certain restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or repurchase the Company's common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions.

Revolving Credit Facility.  On August 10, 2012, we terminated our then-existing secured credit agreement dated as of June 24, 2008 and entered into a new Credit Agreement (the "New Credit Agreement"). The New Credit Agreement allows us to have outstanding borrowings of up to $400.0 million at any one time, on a revolving basis. In connection with the offering of the Notes, we entered into an amendment to our revolving credit facility agreement. The purpose of the amendment was to amend the agreement to allow the Company to create or permit to exist certain restrictions on the ability of its subsidiaries to pay dividends, transfer assets and take similar actions pursuant to the indenture governing the Notes. Borrowings under the New Credit Agreement bear interest at per annum rates determined by reference to the base rate plus a margin of 1.50% or to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.50% per annum. During the year ended December 31, 2013, we used proceeds from the Notes to repay the then-outstanding borrowings under our revolving credit facility. As of December 31, 2014, $215.0 million was outstanding under our revolving credit facility.

For a more detailed description of our various financing arrangements, see Note 12, as well as Note 25, to the audited consolidated financial statements contained elsewhere in this Form 10-K.

As of December 31, 2014, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, borrowings from our revolving credit facility and cash on hand during the year ended December 31, 2014 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g., general and administrative costs, selling and marketing costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures, debt service payments and our restructuring initiatives. For 2015, we expect our commitments to fund production and development costs (excluding capitalized overhead expense), make contingent compensation and residual payments (on films released to date) and fund capital expenditures will be approximately $430.0 million. In addition, during 2015 we expect to make cash payments of approximately $88.0 million to fund our restructuring initiatives, as described under "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview."

As of December 31, 2014, we had cash and cash equivalents totaling $34.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at December 31, 2014 decreased by $61.2 million from $95.5 million at December 31, 2013. Components of this change in cash for the year ended December 31, 2014, as well as for the years ended December 31, 2013 and 2012, are provided below in more detail.

As previously described, our feature films are now being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of December 31, 2014, the amount of outstanding receivables from ODW for distribution of our films was $19.0 million.

Operating Activities

Net cash (used in) provided by operating activities for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Net cash (used in) provided by operating activities	$(162,445)	$26,992	$28,397

During the year ended December 31, 2014, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were How To Train Your Dragon 2's worldwide theatrical revenues, The Croods' international television, international theatrical and worldwide home entertainment revenues, Rise of the Guardians' worldwide home entertainment and international television revenues, Madagascar 3's international theatrical and television revenues, Puss in Boots' international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the year ended December 31, 2014 included $35.9 million paid related to incentive compensation payments, which increased $24.5 million when compared to the amount paid during the year ended December 31, 2013 as these cash payments fluctuate based on our financial results. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments. In recent years, cash used in operating activities has increased due to a greater number of projects in development and in production, as well as our expansion of our episodic series productions. In addition, our cash collections have been lower due to the performance of our feature films, which, in the past two years, has been significantly less than our historical experience.

During the year ended December 31, 2013, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were The Croods' worldwide theatrical revenues, Madagascar 3's worldwide television and worldwide home entertainment revenues, Rise of the Guardians' worldwide television and home entertainment revenues, and to a lesser extent, worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the year ended December 31, 2013 included $11.4 million paid related to incentive compensation payments, as well as $16.0 million (net of refunds received) paid to an affiliate of a former stockholder related to tax benefits realized in 2013 from the Tax Basis Increase. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

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

Investing Activities

Net cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Net cash used in investing activities	$(118,608)	$(84,547)	$(234,184)

Net cash used in investing activities for each of the years ended December 31, 2014, 2013 and 2012 was largely attributable to a variety of acquisitions, including the acquisition of certain character and distribution rights. During the years ended December 31, 2014, 2013 and 2012, such acquisitions included a company that operates a multi-channel network, ATV and Classic Media, respectively (as previously described under "Part I—Item 1—Business").

In addition, during the years ended December 31, 2014, 2013 and 2012, we made cash payments totaling $20.6 million, $19.5 million and $3.0 million, respectively, in connection with investments in various unconsolidated entities. Our cash contributions increased during the years ended December 31, 2014 and 2013, when compared to prior periods, as a result of certain strategic investments made by the Company. For further information of our investments in unconsolidated entities, refer to Note 9 of our audited consolidated financial statements contained elsewhere in this Form 10-K.

Lastly, during the years ended December 31, 2014, 2013 and 2012, cash used in investing activities was partially attributable to investments in property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Net cash provided by financing activities	$218,207	$96,498	$150,531

Net cash provided by financing activities for the years ended December 31, 2014, 2013 and 2012 primarily included $250.0 million, $68.0 million and $200.0 million, respectively, in borrowings under our revolving credit facility, which was partially offset by $35.0 million, $233.0 million and $35.0 million, respectively, in repayments of borrowings. The increase in borrowings was due to cash needs, including cash needed to fund our episodic series production costs, as well as the acquisitions described above under "—Investing Activities." In addition, for the year ended December 31, 2013, net cash provided by financing activities was largely comprised of $300.0 million of proceeds from the Notes that were issued in August 2013.

For the year ended December 31, 2014, net cash provided by financing activities also included $81.25 million of proceeds from the sale of a non-controlling equity interest in ATV.

Net cash used in financing activities for the year ended December 31, 2014 included payments totaling $79.7 million paid to the former stockholders of ATV in lieu of amounts that may have been due under the contingent consideration arrangement that resulted from the acquisition of ATV ($0.3 million remained accrued as a liability as of December 31, 2014 due to the timing of cash paid). Refer to Note 5 of our audited consolidated financial statements contained elsewhere in this Form 10-K for further information. Net cash used in financing activities for the years ended December 31, 2014, 2013 and 2012 was also comprised of repurchases of our Class A common stock, including repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards. During the years ended December 31, 2014 and 2012, we did not repurchase any of our common stock other than those related to repurchases in order to satisfy tax obligations related to the vesting of restricted stock awards. During the year ended December 31, 2013, we repurchased 1.3 million shares of our Class A common stock for $25.0 million under our stock repurchase program (refer to Note 16 of our audited consolidated financial statements contained elsewhere in this Form 10-K).

Contractual Obligations

As of December 31, 2014, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Senior unsecured notes(1)	$—	$—	$—	$—	$—	$300,000	$300,000
Interest on senior unsecured notes(1)	20,625	20,625	20,625	20,625	20,625	20,625	123,750
Revolving credit facility(2)	215,000	—	—	—	—	—	215,000
Operating leases	12,607	11,285	10,668	10,435	8,851	19,215	73,061
Purchase obligations(3)	2,758	1,939	50	5	—	—	4,752
Other(4)(5)	15,070	4,780	1,070	615	634	—	22,169
Total contractual cash obligations	$266,060	$38,629	$32,413	$31,680	$30,110	$339,840	$738,732
____________________

(1)
We are required to pay interest on our senior unsecured notes semi-annually in arrears at a rate of 6.875%, on February 15 and August 15 of each year. We are required to repay the principal amount upon maturity, which is August 15, 2020.

(2)
Our revolving credit facility allows us to continuously rollover our outstanding borrowings on an overnight or term basis, at our discretion. Interest payments on the revolving credit facility are not presented in the table above as future amounts are not fixed or determinable due to fluctuating balances and interest rates.

(3)
Excludes non-cancelable talent commitments as the payment dates associated with these commitments are dependent on the release dates of certain projects or upon completion of services provided to us. As of December 31, 2014, we had non-cancelable talent commitments totaling approximately $33.6 million that we expect to be payable over the next five years.

(4)
The table above does not include unrecognized tax benefits related to uncertain tax positions taken because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities. As of December 31, 2014, unrecognized tax benefits (excluding interest and penalties) totaled $13.7 million.

(5)
The table above does not include our contribution commitments to ODW. Pursuant to the Transaction and Contribution Agreement with ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of December 31, 2014, our remaining contribution commitments consisted of the following: (i) $40.6 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $6.8 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 9 of the audited consolidated financial statements contained elsewhere in this Form 10-K.

Subsequent to December 31, 2014, we entered into an agreement to sell our real property located in Glendale, California and, concurrently, lease back the property. Under this lease, we are required to make monthly minimum rent payments to the landlord. See Note 25 of the consolidated financial statements contained elsewhere in this Form 10-K for further information on this transaction.

Additionally, subsequent to December 31, 2014, the Company entered into an agreement with one of its suppliers which committed the Company to minimum purchase obligations totaling $36.0 million to be paid during 2015 and 2016.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained elsewhere in this Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including:

•	ultimate revenues and ultimate costs of film and television product;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	determination of the fair value of reporting units for purposes of testing goodwill for impairment;

•	determination of fair value of non-cash contributions to investments in unconsolidated entities;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies and contingent consideration arrangements; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.

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

Revenue Recognition

The majority of our revenue is derived from our core feature film business. We recognize revenue from the distribution of our animated feature films when earned and reported to us by our distributors. Pursuant to our primary distribution and servicing arrangements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after the particular distributor has (i) retained its distribution fee, which is calculated as a percentage of revenues (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its permissible distribution and marketing costs with respect to our films on a title-by-title basis. For further information on the markets in which each of our primary distributors distributes our films, refer to "Part I—Item 1—Business—Distribution and Servicing Arrangements." Because third parties are the principal distributors of our films, the amount of revenue that we recognize from our films in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributors. As is typical in the film industry, our distributors may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributors in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributors have not made, nor has the Company's management made, subsequent material adjustments to information provided by our distributors and used in the preparation of our historical financial statements.

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

Certain of our arrangements may qualify as multiple deliverable arrangements if the licensee is granted the right to exploit more than one of our titles or properties. The license period for each property under a multiple deliverable arrangement may vary by title or property. Revenue associated with multiple deliverable arrangements is allocated to each title or property based on relative selling price. In determining the relative selling price of each title or property, we consider a variety of factors including (but not limited to) the period of time a property or title has already been exploited in the marketplace, whether the title is a sequel, the duration of the license period being granted, similar arrangements and type of content or property being licensed. We record revenue for each property or title when it is available to the licensee for exploitation.

Revenue from the sale of our feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported to us by third parties, such as fulfillment service providers or distributors. Revenue from the sale of home video units for other content (such as television series/specials) is recorded on a gross basis (because we are considered the principal in the transactions) and is recognized when the criteria for revenue recognition have been met. Certain of our home video distribution arrangements for our non-feature film content include non-refundable, but recoupable, minimum guarantees. Minimum guarantees that are not fully recouped are recognized as revenue once the minimum guarantee period has expired and we are able to determine the amount of remaining revenues to be recognized. The criteria we evaluate to determine whether we are able to recognize revenue includes persuasive evidence of whether an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered, risk of inventory loss has transferred and collectibility is reasonably assured.

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

Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Our estimates of Ultimate Revenue factor in a title’s actual performance in each market (e.g., theatrical, home entertainment, consumer products), remaining markets (and territories) in which the title has yet to be released, additional developments related to new contracts for other distribution windows (e.g., on-demand, pay television, digital, etc.) and consumer product licensing opportunities. Due to the nature of our primary distribution arrangements, a portion of our estimate of future revenues is known to us, even though they have not been recognized in our financial results. Similarly, as a result of fixed arrangements and minimum guarantees that we have in place with respect to television distribution and consumer products licensing arrangements, there are other revenue streams that are essentially known to us even though they have not yet been recognized in our financial results. Depending upon where a specific film is within its lifetime release cycle, the amount of actual performance and estimates of revenues expected to be earned in the future markets of release vary. Prior to a title’s initial release in its primary market, which for our feature films is the worldwide theatrical market, there is inherent uncertainty about a title's performance due to its dependency on audience acceptance. Once released into its initial primary market, our estimates of a title's performance in subsequent markets are further refined as we are able to obtain and analyze the impact of that title’s initial performance on remaining estimates of Ultimate Revenue and future net cash flows. For example, historically, there has been a close correlation between the success of a film in the domestic box office market and the film’s success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. In recent years, the correlation between the domestic box office market and the international theatrical and worldwide home entertainment markets has weakened. While we continue to believe that domestic box office performance is a key indicator of a film’s potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film’s success in these markets and recognize that a range of other market and film-specific factors can have a significant impact. Home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing home entertainment products, marketing and promotional strategies, as well as economic conditions.

Estimates of Ultimate Revenue (and anticipated participation and residual costs) are reviewed periodically in the ordinary course of business and are revised as necessary. A change in any given period to the estimate of Ultimate Revenue for an individual title will result in an increase or decrease in the percentage of amortization of capitalized production costs (and accrued participation and residual costs) recognized in that period. Depending on the performance of a title, significant changes to future Ultimate Revenue may occur, which could result in significant changes to the amount of amortization of the capitalized production costs. An increase in the estimate of Ultimate Revenues will lower the percentage rate of amortization, while, conversely, a decrease in the estimate of Ultimate Revenues will raise the percentage rate of amortization. In addition to evaluating estimates of Ultimate Revenue, in estimating a film's performance, we also consider other factors which may be indicators that a title's carrying value is impaired. For example, we consider substantial delays in a title’s completion or release schedule, significant costs incurred in excess of those originally forecasted or significant underperformance in a particular market as possible indicators that a title’s carrying value may be impaired which may require a significant downward change in the estimate of a title's Ultimate Revenues. In the event that any one or a combination of these performance-related factors lead to a material change to our assessment of the recoverability of a title's carrying value, we evaluate the title's then-capitalized production costs for possible impairment by calculating the fair value of its capitalized film costs (which is calculated using the net present value of the estimated remaining net cash flows to be generated for the title being evaluated). We derive these fair value measurements based on our assumptions about how market participants would price the asset. Due to the nature of these assets, market data for similar assets is not available. Key assumptions used in such fair value measurements include: (1) the discount rate applied to future cash flow streams, which is based on a risk-free rate plus a risk premium representing the risk associated with the type of property being exploited, (2) the performance in markets not yet released and (3) the number of years over which we estimate future net cash flows. If we determine that a title's current carrying value (unamortized capitalized production costs) is greater than its fair value, the title will be written down to fair value and the write-off will be recorded as an impairment charge.

For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is reduced after a film’s initial theatrical release as the level of predictability becomes higher, and thus, to the extent that we record a material impairment charge, it typically occurs in the quarter of a film's initial theatrical release. For example, in November 2012, we released Rise of the Guardians, and, due to its weak worldwide performance, we recorded a material impairment charge in the amount of $86.9 million during the quarter ended December 31, 2012 (the period in which the film released). In the quarter ended March 31, 2014, we recorded an impairment charge of $57.1 million with respect to our film Mr. Peabody and Sherman, which was released in March 2014. Furthermore, in general a title’s exposure to a material impairment charge declines over time (and most dramatically after a title's worldwide theatrical release) as the majority of a title’s film costs are typically amortized within the first three years from initial release (approximately 50% and 80% within the first 12 months and three years, respectively).

We may also record a write-down of capitalized production costs for an unreleased film if our estimate of Ultimate Revenues for such unreleased title indicates that the capitalized production costs may not be recoverable. In such instances, we evaluate the title for impairment (as previously described) which could result in a pre-release write-down of the capitalized production costs. With regard to our upcoming film Home (which was still in production at December 31, 2014, and is scheduled for release in the first quarter of 2015), although there were no indicators of impairment at December 31, 2014, we nevertheless reviewed the pre-release forecasts for that film due to the minimal margin between the film's estimated Ultimate Revenues and the forecasted ultimate production costs. Although we concluded that a write-down was not required at that time, there can be no assurances that a future write-down will not occur. For example, a reduction of 10% in our estimated or actual future revenues attributable to the film would result in an impairment charge of approximately $15.0 million.

Subsequent to a film’s initial worldwide theatrical release, we may observe indicators of impairment such as lower-than-expected performance in home entertainment and other post-theatrical markets, which result in a reduction in our estimate of a film’s Ultimate Revenues and may result in an impairment of the film in periods following its initial theatrical release. For example, Turbo was initially released in July 2013 in the domestic theatrical market and we recorded an impairment charge on the film during the quarter ended December 31, 2013.

As it relates to titles that have been impaired, additional impairments may be subsequently recorded if the uncertain components of our future revenues associated with those titles (e.g., those related to home entertainment sales) do not materialize as currently expected. For example, in October 2014, we released Mr. Peabody and Sherman into the domestic home entertainment market and such sales have performed below our forecast. As a result, during the fourth quarter of 2014, we recorded a further impairment charge in the amount of $9.4 million. As of December 31, 2014, remaining unamortized capitalized production costs related to Mr. Peabody and Sherman were approximately $75.1 million. A reduction of 10% in our estimated future variable revenues attributable to Mr. Peabody and Sherman would result in an additional impairment charge of approximately $4.0 million to $8.0 million. Similarly, we may also experience a further impairment of The Penguins of Madagascar's (which was initially theatrically released in November 2014) remaining carrying costs if the uncertain components of our future revenues related to the title do not materialize as currently expected. As of December 31, 2014 and following the impairment charge of $30.3 million recorded during the quarter ended December 31, 2014, remaining unamortized capitalized production costs related to The Penguins of Madagascar were approximately $92.9 million. A reduction of 10% in our estimated future revenues attributable to The Penguins of Madagascar would result in an additional impairment charge of approximately $6.0 million to $12.0 million.

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

In addition, an acquisition may include a contingent consideration component, such as in our acquisition of ATV. Contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. Under the original merger agreement with ATV, contingent consideration related to our acquisition of ATV was to be based on whether certain adjusted earnings targets were met in 2014 and 2015. We derived the estimate of this contingent consideration using a Monte Carlo simulation model that takes into account a probability-adjusted earnings measure. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% (instead of 8.5%) or a volatility rate of 20.0% (instead of 32.6%) would change the estimated fair value of the contingent consideration from $95.0 million to $90.5 million and $103.5 million, respectively. This estimate was updated on a quarterly basis and any changes in the estimate, which are not considered an adjustment to the purchase price, were recorded in our consolidated statements of operations. During the quarter ended December 31, 2014, the former stockholders of ATV agreed to receive payments totaling $80.0 million in lieu of amounts that may have been due under the contingent consideration arrangement. Substantially all of this amount was paid during the year ended December 31, 2014. As a result, there was no remaining contingent liability related to the ATV acquisition as of December 31, 2014.

As a result of our various acquisitions, we have also acquired intangible assets which primarily consist of character rights. Upon an acquisition, we make estimates and assumptions as to whether each intangible asset identified has a definite life or is indefinite-lived. For each intangible asset classified as definite-lived, we make certain assumptions in order to assign each asset an economic useful life and to determine the pattern in which the intangible asset should be amortized (such as on a straight-line or an accelerated method). These assumptions are subjective and changes in these assumptions could have a material impact on our financial statements.

Goodwill and Indefinite-Lived Intangible Assets

As of December 31, 2014, we had goodwill and indefinite-lived intangible assets totaling $189.7 million and $69.2 million, respectively. We perform an annual impairment test of goodwill and indefinite-lived intangible assets, or sooner if indicators of impairment are identified.

Goodwill

In connection with the goodwill impairment test for each of our reporting units, we first perform a qualitative assessment to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying value. This qualitative assessment (commonly referred to as Step 0) includes reviewing factors such as changes since the most recently performed valuation of key assumptions used, market capitalization attributable to the reporting unit, profit and margin trends, forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, we perform a sensitivity analysis of any financial data that is included in this assessment to evaluate to what degree a change in financial assumption could change the conclusion of the qualitative assessment. As of October 1, 2014 (the date of our most recent goodwill impairment assessment), we concluded that the goodwill assigned to our feature film, television series/specials and consumer products reporting units was not at risk of failing the Step 0 analysis.

As of December 31, 2014, $127.3 million of our total goodwill was attributable to our ATV reporting unit (“ATV Goodwill”). ATV Goodwill primarily represented the excess of the purchase price over the identifiable acquired net assets as of the time of acquisition. As it relates to the acquisition of ATV, a large portion of the purchase price was comprised of the fair value of the contingent consideration arrangement entered into in connection with ATV’s acquisition (which was settled during the quarter ended December 31, 2014 as previously described under "Business Acquisitions"). As the fair value of the contingent consideration was based on estimates of ATV's adjusted EBITDA (earnings before interest, taxes and depreciation and amortization), the cash flow assumptions used for purposes of the goodwill impairment assessment are closely aligned with those that were used to determine the fair value of the contingent consideration. Due to ATV’s limited operating history, there is significant uncertainty in the underlying estimates of ATV’s forecasted results of operations. Significant underperformance could lead to a significant revision of estimated profitability. This could result in performance of an interim ATV goodwill impairment test and, ultimately, a significant goodwill impairment charge.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist of character rights and are primarily exploited in the home entertainment, television and consumer products markets. We perform an annual qualitative assessment to determine whether it is more likely than not that the fair value of the assets (on an asset-by-asset basis) is less than its carrying amount. If it is determined that it is more likely than not that an indefinite-lived intangible asset’s fair value is below its carrying value, then the fair value of the asset must be determined in order to conclude whether an impairment exists.

At the time of acquisition, the fair value of indefinite-lived intangible assets is determined under an income approach, which is largely based on a discounted cash flow analysis. Our annual qualitative assessment includes comparing actual results and current forecasts to original forecasts used for purposes of valuing the assets. In addition, we evaluate remaining future net cash flows expected to be attributable to each category of indefinite-lived assets. Lastly, we consider whether there are any unique macro-economic or industry conditions that could impact the remaining cash flow forecasts. For the year ended December 31, 2014, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than its carrying amounts. However, this conclusion is most sensitive to the review of the net cash flow projections for each of the asset categories that comprise our indefinite-lived intangible assets. One of the asset categories is comprised of holiday-themed character rights and has a carrying value of $28.6 million as of December 31, 2014. As its fair value is largely dependent on home entertainment revenues, due to the uncertainty surrounding the home entertainment market, a decline in such revenues may lead us to conclude that it is more likely than not that the fair value of the asset group is less than its carrying value. If this occurs, we would be required to determine the fair value of the asset in order to conclude whether an impairment exists.

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

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of restricted stock units, restricted stock and performance-based restricted stock awards is determined based on the closing market price of our common stock on the date of grant. As of December 31, 2014, the total compensation cost related to unvested equity-based awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $64.4 million. This cost will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.9 years. Additionally, management makes an estimate of expected forfeitures and we recognize compensation costs only for those equity awards expected to vest. We reassess our forfeiture rates, at least, on an annual basis. Changes in our forfeiture rate estimates are recorded in the period in which the change occurs.

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

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies, forecasts of future taxable income and the number of years remaining prior to the expiration of our existing net operating loss carryforwards. In evaluating our forecasts, we also consider whether we will be able to generate future taxable income at sufficient levels to realize our deferred tax assets. In the quarter ended December 31, 2010, we released $348.1 million of our valuation allowance because we had determined that it was more likely than not that we will be able to generate sufficient levels of future profitability to realize substantially all of our deferred tax assets. However, as a result of our recent cumulative losses, we concluded that, as of December 31, 2014, it was not more likely than not that we will be able to realize substantially all of our U.S. deferred tax assets. As a result, we recorded a valuation allowance in the amount of $338.9 million.

At the time of our separation from Old DreamWorks Studios, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company’s tangible and intangible assets (the "Tax Basis Increase"). The Tax Basis Increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years if we generate sufficient taxable income. The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to the affiliate of our former stockholder 85% of any such cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. As a result of the valuation allowance recorded as of December 31, 2014 (as described above), we recorded a corresponding decrease in income tax benefit payable to former stockholder in the amount of $252.6 million, and as a result, the payable to former stockholder as of December 31, 2014 was $10.5 million. If we release the valuation allowance in a subsequent period, it would result in an increase in payable to former stockholder presented on our consolidated balance sheet, which represents the portion of tax benefits that we would be obligated to remit to an affiliate of the former stockholder if such tax savings are realized.

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

For further details, as well as a discussion of other recent accounting pronouncements, please see Note 3 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Non-GAAP Measures

In addition to the financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP measures: Adjusted Income/Loss and Adjusted EBITDA (collectively, “non-GAAP measures”). Adjusted Income/Loss and Adjusted EBITDA are not prepared in accordance with U.S. GAAP. We believe the use of these non-GAAP measures on a consolidated basis assists investors in comparing our ongoing operating performance between periods. Adjusted Income/Loss and Adjusted EBITDA provide a supplemental presentation of our operating performance and generally reflect adjustments for unusual or non-operational activities. We may not calculate Adjusted Income/Loss or Adjusted EBITDA in a manner consistent with the methodologies used by other companies. Adjusted Income/Loss and Adjusted EBITDA (a) do not represent our operating income or cash flows from operating activities as defined by U.S. GAAP; (b) in the case of Adjusted EBITDA, does not include all of the adjustments used to compute consolidated cash flow for purposes of the covenants applicable to the Notes; (c) are not necessarily indicative of cash available to fund our cash flow needs; and (d) should not be considered alternatives to net income, operating income, cash provided by operating activities or our other financial information as determined under U.S. GAAP. Our presentation of Adjusted Income/Loss and Adjusted EBITDA measures should not be construed as an implication that our future results will be unaffected by unusual items.

Adjusted Income/Loss Measures

On January 22, 2015, the Company announced its restructuring initiatives (the “2015 Restructuring Plan”) that are intended to refocus the Company’s core feature animation business. In connection with the 2015 Restructuring Plan, the Company has made changes in its senior leadership team and has also made changes based on its reevaluation of the Company's feature film slate. The Company evaluates operating performance to exclude the effects of the charges related to the execution of the 2015 Restructuring Plan as it believes the restructuring-related charges do not correlate with the ongoing operating results of the Company’s business and were charges that resulted from significant decisions that were made in order to refocus the Company. As a result, the Company believes that presenting the Company’s Adjusted Operating Income/Loss, Adjusted Net Income/Loss Attributable to DWA and Adjusted Diluted Income/Loss per share (collectively, “Adjusted Income/Loss Measures”) will aid investors in evaluating the performance of the Company. The Company defines Adjusted Income/Loss Measures as net earnings (loss) adjusted to exclude the items within its Consolidated Statements of Operations that relate to its 2015 Restructuring Plan (as discussed further in "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview)."

The Company uses these Adjusted Income/Loss Measures to, among other things, evaluate the Company’s operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of the Company’s operational strength and business performance because they provide a link between profitability and operating cash flow. The Company believes these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by the Company’s management and help improve investors’ understanding of the Company’s operating performance. In addition, the Company believes that these are among the primary measures used externally by the Company's investors, analysts and industry peers for purposes of valuation and for the comparison of the Company’s operating performance to other companies in its industry.

Adjusted Income/Loss Measures Reconciliation

The following is a reconciliation of each of the Company’s GAAP measures (operating income/loss, net income/loss attributable to DreamWorks Animation SKG, Inc. and diluted earnings per share) to the non-GAAP adjusted amounts (in thousands, except per share amounts):

Year Ended December 31, 2014
Operating (loss) — as reported	$(300,043)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	43,393
Film and other inventory write-offs(2)	155,452
Other contractual obligations(3)	11,229
Total restructuring-related charges	210,074

Year Ended December 31, 2014
Adjusted operating (loss)	$(89,969)

Net (loss) attributable to DreamWorks Animation SKG, Inc. — as reported	$(309,614)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	43,393
Film and other inventory write-offs(2)	155,452
Other contractual obligations(3)	11,229
Total restructuring-related charges	210,074

Tax impact(4)	(19,537)

Adjusted net (loss) attributable to DreamWorks Animation SKG, Inc.	$(119,077)

Loss per share — as reported	$(3.65)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	0.51
Film and other inventory write-offs(2)	1.83
Other contractual obligations(3)	0.13
Total restructuring-related charges	2.47

Tax impact(4)	(0.23)

Adjusted loss per share	$(1.41)
____________________

(1)
Employee-related termination costs. Employee-related termination costs consist of severance and benefits (including stock-based compensation) attributable to employees that were terminated in connection with the 2015 Restructuring Plan.

(2)
Film and other inventory write-offs. Film and other inventory write-offs (as presented in the table above) consist of only those capitalized production costs for unreleased titles that were written-off as part of our 2015 Restructuring Plan. In connection with this plan, we changed our creative leadership and we made certain decisions to change our future film slate (which included the decision to abandon certain projects and change creative direction on certain titles). These costs were expensed during the quarter ended December 31, 2014 due to the timing of these decisions. The Company excludes them for purposes of the Adjusted Income/Loss Measures as the amounts would not have been incurred during the Company’s standard financial close procedures as these were changes that resulted from decisions to restructure the business.

(3)	Other contractual obligations. Other contractual obligations consist of amounts due to third parties as a result of the changes made to the Company's film slate as described in (2) above.

(4)	Tax Impact. The Tax Impact of the non-GAAP adjustments is calculated at the Company’s combined effective tax rate.

Adjusted EBITDA

In connection with our issuance of the Notes on August 14, 2013, we began to use Adjusted EBITDA to provide investors with a measure of our ability to make our interest payments on the Notes. We define Adjusted EBITDA as net income before provision for income taxes, loss from equity method investees, increase/decrease in income tax benefit payable to former stockholder, other income (net), interest income (net), other non-cash operating income, depreciation and amortization, stock-based compensation expense, impairments and other charges and certain components of amortization of film and other inventory costs (refer to the reconciliation below). Although the indenture governing the Notes does not include covenants based on Adjusted EBITDA, we believe our investors and noteholders use Adjusted EBITDA as one indicator of our ability to comply with our debt covenants as it is similar to the consolidated cash flow measure described in the indenture (refer to our Current Report on Form 8-K filed on August 14, 2013). Although consolidated cash flow is not a financial covenant under the indenture, it is a measure that is used to determine our ability to make certain restricted payments and incur additional indebtedness in accordance with the terms of the indenture.

Adjusted EBITDA Reconciliation

We believe that net income is the most directly comparable U.S. GAAP measure to Adjusted EBITDA. Accordingly, the following table below presents a reconciliation of net income (or loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013
Net (loss) income	$(308,321)	$55,723
Provision for income taxes	222,104	19,181
Loss from equity method investees	13,808	6,891
(Decrease) increase in income tax benefit payable to former stockholder	(253,861)	675
Other expense (income), net	14,361	(6,187)
Interest expense, net	11,866	57
Operating (loss) income	(300,043)	76,340
Income related to investment contributions	(8,429)	(16,145)
Amounts included in amortization of film and other inventory costs(1)	54,239	29,456
Film impairments	99,124	20,226
Depreciation and amortization(2)	21,035	14,934
Stock-based compensation expense	19,302	18,531
Adjusted EBITDA	$(114,772)	$143,342
____________________

(1)
Amortization and write-offs of film and other inventory costs in any period include depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. Refer to our accounting policies in the section entitled "—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization." For purposes of Adjusted EBITDA, we add back the portion of amortization and write-offs of film and other inventory costs that represents amounts previously capitalized as depreciation and amortization, interest expense and stock-based compensation expense.

(2)	Includes those amounts pertaining to the amortization of intangible assets that are classified within costs of revenues.

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow (used in) provided by operating activities (in thousands):

	Year Ended December 31,
	2014	2013
Adjusted EBITDA	$(114,772)	$143,342
Amortization and write-off of film and other inventory costs(1)	472,204	310,798
Revenue earned against deferred revenue and other advances	(65,193)	(95,631)
Change in fair value of contingent consideration	(16,500)	1,500
Other expense, net	(14,361)	6,187
Other impairments	17,134	—
Interest expense, net	(11,866)	(57)
Gain on sale of a technology project	—	(6,377)
Net refund from (payments of) income taxes and stockholder payable	786	(14,251)
Changes in certain operating asset and liability accounts	(429,877)	(318,519)
Cash (used in) provided by operating activities	$(162,445)	$26,992

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

While the information provided to us by our distributors does not enable us to isolate or precisely quantify the impact of any foreign currency’s rate fluctuation on our earnings, our distributors do provide sufficient information to enable us to identify those foreign currencies to which we are primarily exposed and to make a general estimate of the impact of a percentage change in these foreign currencies on our reported earnings. During 2014, our most significant foreign currency exposures were with respect to the Euro and the British pound. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the U.S. Dollar and Euro and the U.S. Dollar and the British pound would have impacted our 2014 earnings by approximately $3.0 million and $1.4 million, respectively.

Item 8.	Financial Statements and Supplementary Data

The Index to Financial Statements and Supplemental Data is on page F-1 following the signature pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2014 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders except for the information required by Item 401(b) of Regulation S-K, which is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 2nd day of March, 2015.

DREAMWORKS ANIMATION SKG, INC.

By:	/s/ FAZAL MERCHANT
Fazal Merchant
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
Jeffrey Katzenberg

/S/ FAZAL MERCHANT	Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Fazal Merchant

/S/ EDWARD ALEMAN	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Edward Aleman

/S/ MELLODY HOBSON	Chairman of the Board of Directors	March 2, 2015
Mellody Hobson

/S/ HARRY BRITTENHAM	Director	March 2, 2015
Harry Brittenham

/S/ THOMAS E. FRESTON	Director	March 2, 2015
Thomas E. Freston

	Director	March 2, 2015
Lucian Grainge

/S/ JASON KILAR	Director	March 2, 2015
Jason Kilar

/S/ MICHAEL J. MONTGOMERY	Director	March 2, 2015
Michael J. Montgomery

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows present fairly, in all material respects, the financial position of DreamWorks Animation SKG, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 2, 2015

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$34,227	$95,467
Restricted cash	25,244	244
Trade accounts receivable, net of allowance for doubtful accounts (see Note 9 for related party amounts)	160,585	130,744
Receivables from distributors, net of allowance for doubtful accounts (see Note 9 for related party amounts)	271,256	283,226
Film and other inventory costs, net	827,890	943,486
Prepaid expenses	17,555	20,555
Other assets	40,408	23,141
Investments in unconsolidated entities	35,330	38,542
Property, plant and equipment, net of accumulated depreciation and amortization	180,607	186,670
Deferred taxes, net	—	221,920
Intangible assets, net of accumulated amortization	185,941	150,511
Goodwill	189,667	179,722
Total assets	$1,968,710	$2,274,228
Liabilities and Equity
Liabilities:
Accounts payable	$9,031	$5,807
Accrued liabilities	189,222	263,668
Payable to former stockholder	10,455	262,309
Deferred revenue and other advances	33,895	36,425
Revolving credit facility	215,000	—
Senior unsecured notes	300,000	300,000
Deferred taxes, net	16,709	—
Total liabilities	774,312	868,209
Commitments and contingencies (Note 15)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 105,718,014 and 104,155,993 shares issued, as of December 31, 2014 and 2013, respectively	1,057	1,042
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of December 31, 2014 and 2013	78	78
Additional paid-in capital	1,172,806	1,100,101
Accumulated other comprehensive loss	(1,827)	(600)
Retained earnings	762,784	1,072,398
Less: Class A Treasury common stock, at cost, 27,884,524 and 27,439,119 shares, as of December 31, 2014 and 2013, respectively	(778,541)	(768,224)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,156,357	1,404,795
Non-controlling interests	38,041	1,224
Total equity	1,194,398	1,406,019
Total liabilities and equity	$1,968,710	$2,274,228
 See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenues (see Note 9 for related party amounts)	$684,623	$706,916	$749,842

Operating expenses (income):
Costs of revenues	681,113	416,383	644,634
Selling and marketing	61,252	39,424	35,230
General and administrative	262,013	184,631	130,050
Product development	5,217	3,347	4,891
Change in fair value of contingent consideration	(16,500)	1,500	—
Other operating income (see Note 9 for related party amounts)	(8,429)	(14,709)	—
Operating (loss) income	(300,043)	76,340	(64,963)

Non-operating income (expense):
Interest (expense) income, net	(11,866)	(57)	481
Other (expense) income, net	(14,361)	6,187	8,280
Decrease (increase) in income tax benefit payable to former stockholder	253,861	(675)	2,565
(Loss) income before loss from equity method investees and income taxes	(72,409)	81,795	(53,637)

Loss from equity method investees	13,808	6,891	—
(Loss) income before income taxes	(86,217)	74,904	(53,637)
Provision (benefit) for income taxes	222,104	19,181	(17,215)
Net (loss) income	(308,321)	55,723	(36,422)
Less: Net income attributable to non-controlling interests	1,293	639	—
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(309,614)	$55,084	$(36,422)

Net (loss) income per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net (loss) income per share	$(3.65)	$0.66	$(0.43)
Diluted net (loss) income per share	$(3.65)	$0.65	$(0.43)
Shares used in computing net (loss) income per share
Basic	84,771	83,994	84,228
Diluted	84,771	85,293	84,228

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net (loss) income	$(308,321)	$55,723	$(36,422)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(1,227)	(913)	1,354
Comprehensive (loss) income	(309,548)	54,810	(35,068)
Less: Comprehensive income attributable to non-controlling interests	1,293	639	—
Comprehensive (loss) income attributable to DreamWorks Animation SKG, Inc.	$(310,841)	$54,171	$(35,068)

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Class A Treasury Common Stock		Total DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2011	109,172	$1,091	$1,023,405	$(1,041)	$1,053,736	25,140	$(720,495)	$1,356,696	$—	$1,356,696
Issuance of shares for stock option exercises and vesting of restricted shares	1,354	14	26	—	—	—	—	40	—	40
Stock-based compensation	—	—	35,769	—	—	—	—	35,769	—	35,769
Tax shortfall from employee equity awards	—	—	(1,748)	—	—	—	—	(1,748)	—	(1,748)
Purchase of treasury shares	—	—	—	—	—	522	(10,073)	(10,073)	—	(10,073)
Acquisition of Classic Media	—	—	—	—	—	—	—	—	630	630
Foreign currency translation adjustments	—	—	—	1,354	—	—	—	1,354	—	1,354
Net loss	—	—	—	—	(36,422)	—	—	(36,422)	—	(36,422)
Balance at December 31, 2012	110,526	$1,105	$1,057,452	$313	$1,017,314	25,662	$(730,568)	$1,345,616	$630	$1,346,246
Issuance of shares for stock option exercises and vesting of restricted shares	1,469	15	6,868	—	—	—	—	6,883	—	6,883
Stock-based compensation	—	—	35,781	—	—	—	—	35,781	—	35,781
Purchase of treasury shares	—	—	—	—	—	1,777	(37,656)	(37,656)	—	(37,656)
Foreign currency translation adjustments	—	—	—	(913)	—	—	—	(913)	—	(913)
Distributions to non-controlling interest holder	—	—	—	—	—	—	—	—	(45)	(45)
Net income	—	—	—	—	55,084	—	—	55,084	639	55,723
Balance at December 31, 2013	111,995	$1,120	$1,100,101	$(600)	$1,072,398	27,439	$(768,224)	$1,404,795	$1,224	$1,406,019
Issuance of shares for stock option exercises and vesting of restricted shares	1,562	15	12,528	—	—	—	—	12,543	—	12,543
Stock-based compensation	—	—	33,950	—	—	—	—	33,950	—	33,950
Purchase of treasury shares	—	—	—	—	—	445	(10,317)	(10,317)	—	(10,317)
Sale of non-controlling equity interest in AwesomenessTV, net of tax effect of $19,272	—	—	26,227		—	—	—	26,227	35,751	61,978
Foreign currency translation adjustments	—	—	—	(1,227)	—	—	—	(1,227)	—	(1,227)
Distributions to non-controlling interest holder	—	—	—	—	—	—	—	—	(227)	(227)
Net (loss) income	—	—	—	—	(309,614)	—	—	(309,614)	1,293	(308,321)
Balance at December 31, 2014	113,557	$1,135	$1,172,806	$(1,827)	$762,784	27,884	$(778,541)	$1,156,357	$38,041	$1,194,398
 See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net (loss) income	$(308,321)	$55,723	$(36,422)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and write-off of film and other inventory costs	625,567	360,480	567,936
Other impairments and write-offs	19,591	650	—
Amortization of intangible assets	14,544	10,475	2,189
Depreciation and amortization	6,491	4,459	4,158
Amortization of deferred financing costs	1,173	338	651
Stock-based compensation expense	19,302	18,531	17,044
Change in fair value of contingent consideration	(16,500)	1,500	—
Revenue earned against deferred revenue and other advances	(65,193)	(95,631)	(74,197)
Income related to investment contributions	(8,429)	(16,145)	—
Gain on sale of a technology project	—	(6,377)	—
Loss from equity method investees	13,808	6,891	—
Deferred taxes, net	222,066	20,394	(18,408)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Restricted cash	(25,000)	—	—
Trade accounts receivable	(20,866)	(26,094)	(28,502)
Receivables from distributors	9,456	(17,430)	(35,105)
Film and other inventory costs	(484,285)	(440,416)	(449,974)
Intangible assets	—	1,021	—
Prepaid expenses and other assets	(32,827)	(9,459)	(3,305)
Accounts payable and accrued liabilities	22,627	44,975	5,647
Payable to former stockholder	(251,854)	(15,322)	(16,765)
Income taxes payable/receivable, net	(836)	449	111
Deferred revenue and other advances	97,041	127,980	93,339
Net cash (used in) provided by operating activities	(162,445)	26,992	28,397
Investing activities
Investments in unconsolidated entities	(20,645)	(19,451)	(3,000)
Proceeds from sale of a technology project	—	6,409	—
Purchases of property, plant and equipment	(34,358)	(39,385)	(61,734)
Acquisitions of character and distribution rights	(51,000)	—	(11,900)
Acquisitions, net of cash acquired	(12,605)	(32,120)	(157,550)
Net cash used in investing activities	(118,608)	(84,547)	(234,184)
Financing activities
Excess tax benefits from employee equity awards	—	—	863
Proceeds from stock option exercises	12,167	6,886	—
Deferred financing costs	—	(7,732)	(5,297)
Purchase of treasury stock	(10,545)	(37,656)	(10,035)
Contingent consideration payment	(79,665)	—	—
Proceeds from sale of non-controlling equity interest	81,250	—	—
Borrowings from revolving credit facility	250,000	68,000	200,000
Repayments of borrowings from revolving credit facility	(35,000)	(233,000)	(35,000)
Borrowings from senior unsecured notes	—	300,000	—
Net cash provided by financing activities	218,207	96,498	150,531

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)

Effect of exchange rate changes on cash and cash equivalents	1,606	(2,722)	(1,591)
(Decrease) increase in cash and cash equivalents	(61,240)	36,221	(56,847)
Cash and cash equivalents at beginning of year	95,467	59,246	116,093
Cash and cash equivalents at end of year	$34,227	$95,467	$59,246
Non-cash investing activities:
Contingent consideration portion of business acquisition purchase price	$—	$95,000	$—
Intellectual property and technology licenses granted in exchange for equity interest	7,730	13,596	1,780
Services provided in exchange for equity interest	776	2,675	—
Total non-cash investing activities	$8,506	$111,271	$1,780
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$1,209	$(1,693)	$(27)
Cash paid during the year for interest, net of amounts capitalized	$14,325	$—	$7,343

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Business

The business of DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") is primarily devoted to the development, production and exploitation of animated films (and other audiovisual programs) and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising, licensing and other markets. The Company derives revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of its films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), the Company has agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs theatrically released during the five-year period beginning on January 1, 2013. As of July 1, 2014, Fox has also been licensed and engaged to render fulfillment services for the Company’s feature films theatrically released prior to January 1, 2013 in theatrical, non-theatrical, home entertainment and digital media. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period, subject to licenses approved by the Company during such period that extend beyond such period. The Company continues to derive revenues from the distribution by Paramount Pictures Corporation, a subsidiary of Viacom Inc., ("Viacom"), and its affiliates (collectively, "Paramount") of its feature films released prior to January 1, 2013 pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). As of July 1, 2014, the Company reacquired certain distribution rights to its feature films from Paramount, which rights have been licensed to Fox (as noted above). The amount paid to reacquire these rights was recorded as a definite-lived intangible asset (see Note 8). Paramount will continue to exploit and render fulfillment services in the television and related media for feature films released prior to January 1, 2013 until the date that is 16 years after such film's theatrical release, and will continue to exploit and service certain other agreements with Paramount's sublicensees that remain in place after July 1, 2014. See Note 4 for further discussion of the Fox Distribution Agreement and the Paramount Agreements. The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. The Company's activities associated with its Classic Media properties and AwesomenessTV ("ATV") business are not subject to the Company's distribution agreements with its theatrical distributors.

In addition, the Company continues to expand its library and increase the value of its intellectual property assets by developing and producing new episodic series and other non-theatrical content based on characters from its feature films. In addition, the Company has an extensive library of other intellectual property rights through its acquisition of Classic Media, which can be exploited in various markets. The Company's activities also include technology initiatives as it explores opportunities to exploit its internally developed software.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned and majority-owned subsidiaries. The Company also consolidates less-than-wholly owned entities if the Company has a controlling financial interest in that entity. All significant intercompany accounts and transactions have been eliminated. Intra-entity profit related to transactions with equity method investees is eliminated until the amounts are ultimately realized.

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of December 31, 2014, the Company determined that it continued to have a variable interest in Oriental DreamWorks Holding Limited ("ODW") as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 9). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 9 for further

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

The Company also determined that, as of December 31, 2014, it continued to have a variable interest in an entity that was created to operate and tour its live arena show that is based on its feature film How to Train Your Dragon, and that the Company is the primary beneficiary of this entity as a result of its obligation to fund all losses. Accordingly, the Company's consolidated financial statements included the activities of the VIE. The consolidation of the VIE had an immaterial impact as of and for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Company's consolidated financial statements included approximately $3.5 million and $12.5 million, respectively, of revenues generated by the VIE and operating expenses of approximately $4.3 million and $22.6 million incurred by the VIE during the years ended December 31, 2013 and 2012, respectively, which are primarily classified in costs of revenues.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2014 presentation.

In addition, the Company has historically presented exploitation costs (e.g., advertising and marketing) that are directly attributable to its feature films, television series/specials or live performances as a component of costs of revenues. Due to the Company's continued business diversification efforts and the growth in the variety of business lines in which the Company now operates, the Company's advertising and marketing efforts have become less correlated with its various revenue streams. As a result, the Company has determined that it is more meaningful to present all marketing and distribution expenses incurred directly by the Company as a single line item in its statements of operations. Such selling and marketing expenses primarily consist of advertising and marketing costs, promotion costs, distribution fees and sales commissions to outside third parties. To conform to the new presentation, the Company's statements of operations now includes a line item entitled "selling and marketing expenses," which consist of certain (i) distribution expenses incurred directly by the Company that were previously classified in costs of revenues and (ii) general, non-direct advertising and marketing expenses previously classified in a line item entitled "selling, general and administrative expenses." Distribution and marketing expenses that are incurred by the Company's primary distributors (such as Fox and Paramount) are not included in this new line item because the Company records revenues from these distributors only after the distributors have recouped such costs (refer to the significant accounting policy titled "Revenue Recognition").

Further, given the nature of the Company's business, the Company has determined that "gross profit" is no longer a meaningful metric. In order to align the financial statement presentation with the nature of the Company's business, the Company will no longer present this line item in its statements of operations.

Revision

As discussed in the immediately preceding section, the Company's statements of operations presentation historically included advertising and marketing expenses directly attributable to its feature films, television series/specials or live performances in costs of revenues to arrive at "gross profit" (as previously disclosed in the consolidated financial statements contained in the Company's 2013 Form 10-K). As a result, advertising and marketing expenses were incorrectly included in the computation of "gross profit." Accordingly, the Company has revised its prior presentation of advertising and marketing expenses appearing in the accompanying financial statements by decreasing costs of revenues (with a corresponding increase in the new line item entitled "selling and marketing expenses") for the three-month periods ended December 31, 2013 and 2012 in the amount of $11.0 million and $9.3 million, respectively, and for the 12-month periods ended December 31, 2013 and 2012 in the amount of $20.7 million and $22.4 million, respectively. The Company assessed the materiality of this revision on previously issued financial statements and concluded that the revision was not material to the consolidated financial statements because, among other things, there was no impact on previously reported operating income or net income for any period presented. The Company will continue to revise the classification of previously reported advertising and marketing expenses as they are reported in future quarterly and annual filings.

Segment Gross Profit

The Company continues to believe that advertising and marketing expenses directly attributable to its feature films, television series/specials or live performances are an important component in the evaluation of segment profitability. Accordingly, the Company's segment gross profit continues to include the advertising and marketing expenses, as well as other

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selling and distribution expenses, previously included within costs of revenues. This does not change the amounts of the previously reported segment profitability metric used by the Company's chief operating decision maker to review segment profitability. See Note 20 for the Company's reportable segment disclosures.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates made by management in the preparation of the financial statements relate to the following:

•	ultimate revenues and ultimate costs of film and television product;

•	relative selling price of the Company's products for purposes of revenue allocation in multi-property licenses and other multiple deliverable arrangements;

•	determination of fair value of assets and liabilities for the allocation of the purchase price in an acquisition;

•	determination of the fair value of reporting units for purposes of testing goodwill for impairment;

•	determination of fair value of non-cash contributions to investments in unconsolidated entities;

•	useful lives of intangible assets;

•	product sales that will be returned and the amount of receivables that ultimately will be collected;

•	the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements;

•	loss contingencies and contingent consideration arrangements; and

•	assumptions used in the determination of the fair value of equity-based awards for stock-based compensation or their probability of vesting.

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

Restricted Cash

Restricted cash primarily represents cash accounts maintained by the ATV Joint Venture (refer to Note 5) in which the Company owns a 75% interest. Pursuant to the venture's operating agreement, $25.0 million of the initial cash contribution cannot be commingled with other corporate cash accounts and can only be used to fund the working capital of the ATV Joint Venture.

Trade Accounts Receivable

Trade accounts receivable primarily consists of the following: receivables from licensees of the Company's intellectual property for use in various ancillary markets (such as merchandising, theme parks and cruise ships), receivables from licensees of film catalog and television series/specials titles and receivables related to the distribution of home video product. The Company imputes interest on receivables that are expected to be collectible during a period that exceeds 12 months and at a rate that represents the Company's best estimate of the rate at which the debtor can obtain financing of a similar nature from other sources at the date of the transaction. As of December 31, 2014 and 2013, trade accounts receivable included receivables totaling $85.1 million and $85.7 million, respectively, which were reduced by unamortized discounts totaling $5.1 million and $8.1 million, respectively. Interest rates used to impute interest ranged from 3% to 10%.

The Company routinely reviews outstanding trade accounts receivable balances to determine whether an allowance for doubtful accounts should be recorded. The Company records an allowance for doubtful accounts for receivables on a specific identification basis.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Investments associated with the Company’s non-qualified deferred compensation plan (see Note 17) are classified as available-for-sale. Such investments are recorded at fair value, based on quoted prices in active markets, and unrealized gains and losses are included in other comprehensive income (loss) until realized. For the years ended December 31, 2014, 2013 and 2012, unrealized gains and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no other-than-temporary investment losses recorded for the years ended December 31, 2014, 2013 and 2012.

Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of December 31, 2014, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of December 31, 2014, the fair value and the carrying value of the senior unsecured notes was $309.7 million and $300.0 million, respectively. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term money-market investments, which are rated AAA, with several financial institutions. Such investments, which are included in "Cash and cash equivalents" on the accompanying consolidated balance sheets, are classified as available-for-sale and reported at fair value, based on quoted prices in active markets. There were no unrealized gains or losses associated with these investments at December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the Company recorded interest income of $4.6 million, $4.2 million and $3.8 million, respectively, from these instruments.

Concentration of Credit Risk

Pursuant to the Company’s distribution and servicing arrangements, significant accounts receivable may be due from Paramount and Fox from time to time (see Note 4). As of December 31, 2014 and 2013, $146.9 million and $191.0 million, respectively, were due from Paramount. As of December 31, 2014 and 2013, $103.9 million and $73.9 million were due from Fox. Accounts receivable resulting from revenues earned outside of the Company's primary distribution and servicing arrangements are derived from sales to customers located principally in North America, Europe and Asia.

As of each of December 31, 2014 and 2013, approximately 49% of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix, Inc. ("Netflix"). Additionally, as of December 31, 2013, approximately 31% of the Company's trade accounts receivable balance consisted of receivables due from ANConnect (formerly, Anderson Merchandisors) ("Anderson"), a third-party distributor of home video product. The Company and its distributors perform ongoing credit evaluations of their customers and generally do not require collateral.

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

The fair value of cost method investments is not estimated if there are no indicators of impairment. As of December 31, 2014, the Company determined that two of its cost method investments were impaired and that the carrying values would not be

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable, primarily due to the Company's concerns related to each of the investee's financial condition. As a result, the Company determined that the fair value of each of the investments was zero and, accordingly, it recorded impairment charges totaling $17.1 million related to such investments. Fair value was estimated using significant unobservable inputs. As of December 31, 2013, there were no indicators of impairment related to the Company's cost method investments.

Business Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting, whereby the purchase price (defined as the total consideration transferred to acquire the business) is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, expected use of the assets acquired, the expected cost to extinguish a liability, future cash flows to be generated from intellectual property and developing appropriate discount rates and market multiples. A change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. In applying the purchase method of accounting for a business acquisition, management may make adjustments to the fair value allocation, as of the acquisition date, during the measurement period (which is defined as a period of up to one year from the closing date of the acquisition) as a result of additional information obtained subsequent to the initial reporting of the acquisition. Adjustments made to the allocation of the purchase price, or adjustments made as a result of changes in estimates or assumptions, could impact the amount of assets, including goodwill, and liabilities, ultimately recorded on the Company's balance sheet and could impact its operating results subsequent to such acquisition.

Refer to Note 5 for further information related to the Company's recent acquisitions.

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or fair value. Depreciation of property, plant and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as shown below:

Asset Category	Estimated Useful Life
Buildings	40 years
Building improvements	10 years
Furniture and equipment	5-10 years
Computer hardware, software and equipment	2-5 years

Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset, not to exceed the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Non-Controlling Interests

Non-controlling interests are classified as a separate component of equity in the Company's consolidated balance sheets and statements of equity. Net income and comprehensive income attributable to non-controlling interests are reflected separately from consolidated net income and comprehensive income in the consolidated statements of operations and statements of equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Refer to Note 5 for a description of the non-controlling interests classified as a component of equity.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross versus Net Revenue

Certain of the Company’s feature films, television specials and other properties are primarily distributed and marketed by third party distributors. The Company evaluates its arrangements with third parties to determine whether revenue should be reported under each individual arrangement on a gross or net basis by determining whether the Company acts as the principal or agent under the terms of each arrangement. To the extent that the Company acts as the principal in an arrangement, revenues are reported on a gross basis, resulting in revenues and expenses being classified in their respective financial statement line items. Conversely, to the extent that the Company acts as the agent in an arrangement, revenues are reported on a net basis, resulting in revenues being presented net of any related expenses. Determining whether the Company acts as principal or agent is based on an evaluation of which party has substantial risks and rewards of ownership under the terms of an arrangement. The most significant factors that the Company considers include identification of the primary obligor, as well as which party has general and physical inventory risk, credit risk and discretion in the supplier selection. The Company’s primary distribution arrangements, which are those for its theatrical releases, are recorded on a net basis as a result of the evaluation previously described. Revenues and costs related to the Company’s non-feature film content are typically recorded on a gross basis.

Revenue Recognition

The Company recognizes revenue from the distribution of its animated feature films when earned and reported to it by its distributors. Pursuant to the Company's distribution arrangements with Fox, Paramount and ODW, the Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after the particular distributor has retained its respective distribution fees (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and recovered all of its permissible distribution and marketing costs with respect to the Company’s films on a title-by-title basis. Fox retains a fee of 8.0% of all theatrical gross receipts and home video gross receipts, except in connection with certain pay television and video-on-demand rights and other digital distribution rights, for which the fee is 6.0%. Paramount retains a distribution fee of 8.0% of revenues across all markets. ODW retains a fee of 8.0% of all gross receipts for the markets in which it distributes. For further discussion of the Company's primary distribution arrangements, refer to Note 4.

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

The Company has also entered into licensing arrangements directly with third parties to digitally distribute its feature film and television series/specials content. Revenues from content not subject to the Company's distribution arrangements with its primary distributors are recorded on a gross basis.

The Company's television series/specials are also distributed in the television markets through license arrangements. Such revenues are recorded on a gross basis as they are not typically subject to the distribution arrangements with the Company's primary distributors and, accordingly, the Company receives payment and records revenues directly from third parties. Television market revenue generated from television series/specials is recognized at the later of the time when the content has been delivered to and accepted by the licensee or the commencement of the license term.

Revenue from the sale of feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported by third parties, such as fulfillment service providers or distributors. Revenue from the sale of home video units for other content (such as television series/specials) is recorded on a gross basis

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(because the Company is considered the principal in the transactions) and is recognized when the criteria for revenue recognition have been met. Certain of the Company's home video distribution arrangements for its non-feature film content include non-refundable, but recoupable, minimum guarantees. Minimum guarantees that are not fully recouped are recognized as revenue once the minimum guarantee period has expired and the Company is able to determine the amount of remaining revenues to be recognized. The criteria the Company evaluates to determine whether it is able to recognize revenue includes persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered, risk of inventory loss has transferred and collectibility is reasonably assured.

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

Revenue from merchandising and other licensing arrangements is recognized when the associated feature film or television series/special has been released and the criteria for revenue recognition have been met. The criteria that the Company uses to evaluate whether it is able to recognize revenue include the following: persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered (including whether the license term has commenced) and collectibility is reasonably assured. Licensing and merchandising related minimum guarantees are generally recognized as revenue upon the theatrical release of a film and royalty-based revenues (revenues based upon a percentage of net sales of the products) are generally recognized as revenue in periods when royalties are reported by licensees or cash is received.

Certain of the Company's arrangements may qualify as multiple deliverable arrangements if the licensee is granted the right to exploit more than one of the Company's titles or properties. The license period for each property under a multiple deliverable arrangement may vary by title or property. Revenue associated with multiple deliverable arrangements is allocated to each title or property based on relative selling price. In determining the relative selling price of each title or property, the Company considers a variety of factors including (but not limited to) the period of time a title or property has already been exploited in the marketplace, whether the title is a sequel, the duration of the license period being granted, similar arrangements and type of content or property being licensed. Revenue for each title or property will be recognized when it is available to the licensee for exploitation.

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

Costs of Revenues

Film and Other Inventory Costs.    The production costs of the Company’s animated feature films, television series/specials and live performances are stated at the lower of cost less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films or television products. A significant portion of the Company’s resources are dedicated to the production of its film and television product. Capitalized production overhead does not include selling, general and administrative expenses. Interest expense, if any, is capitalized into film costs while the film is in the "in production" phase. In addition to the films and television series/specials being produced, costs of productions in development are capitalized as development film

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs and are transferred to film production costs when a film or television series/special is set for production. In the event a film or television series/specials is not set for production within three years from the time the first costs are capitalized or the film or television series/specials is abandoned, all such costs are generally expensed.

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

Other.    Since the close of the Company's acquisition of Classic Media, costs of revenues also include manufacturing costs related to physical inventory product sales (which also includes certain holiday-themed content based on DreamWorks Animation properties), participation and residual costs and amortization of intangible assets (which consists of certain character rights).

Selling and Marketing Expense

Selling and marketing expenses primarily consist of advertising and marketing costs, promotion costs, distribution fees and sales commissions to outside third parties. Generally, given the structure of the Company's feature film distribution arrangements (see Note 4), the Company does not incur distribution, marketing, prints and advertising costs or third-party distribution and fulfillment services fees associated with the exploitation of its feature films. Distribution and marketing costs associated with the exploitation of the Company's feature films would be included in selling and marketing expenses to the extent that the Company caused its distributors to make additional expenditures in excess of mutually agreed amounts. The Company's television series and specials are typically not subject to the same distribution agreements as its feature films, and accordingly, selling and marketing expenses include distribution and marketing costs directly incurred by the Company.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising and marketing expenses that are not captured under the distribution and servicing arrangements, which are those primarily associated with the Company's merchandising and promotional activities, television series/specials and live performances, are expensed as incurred by the Company. During the years ended December 31, 2014, 2013 and 2012, the Company incurred advertising and marketing expenses totaling $31.1 million, $14.9 million and $11.3 million, respectively.

General and Administrative Expense

General and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, as a result of the restructuring plans described in Note 24, general and administrative expenses also include restructuring and restructuring-related charges.

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

Other Operating Income

The Company classifies operating-related income or gains that are not considered revenues as other operating income in its consolidated statements of operations. Other operating income generally consists of income recognized in connection with the Company's contributions to ODW in the form of consulting and training services and the license of technology. Costs incurred to fulfill the Company's obligations related to these contributions are included in general and administrative expenses in its consolidated statements of operations. Income related to the Company's contributions in the form of intellectual property licenses are included in revenues. The Company only recognizes the proportion of gains on contributions to equity method investees that is attributable to other investors' equity ownership interest in the investee.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or a change in tax status is recognized in the Company's financial statements in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating its ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax-planning strategies, forecasts of future taxable income and the number of years remaining prior to the expiration of existing net operating loss carryforwards. In evaluating the forecasts, the Company also considers whether it will be able to generate future taxable income at sufficient levels to realize its deferred tax assets. See Note 13 for a discussion of changes in the valuation allowance related to the Company's deferred tax assets during the year ended December 31, 2014.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets used in operations for impairment losses on an annual basis or when indicators of impairment are present. If the Company determines that indicators of impairment exist, the undiscounted cash flows estimated to be generated by those assets are compared to the assets’ carrying amount. If the undiscounted cash flows are less than the assets’ carrying amount, then the assets are deemed to not be recoverable from future cash flows and an impairment calculation is performed by determining the fair value of any impaired assets. The amount that an asset’s carrying value exceeds the fair value is recorded as an impairment loss. The Company has not identified any such impairment indicators or recorded any impairment losses on long-lived assets for the years ended December 31, 2014, 2013 and 2012.

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

The Company performed an interim impairment test as of June 30, 2014 for the goodwill attributable to the ATV reporting unit (“ATV Goodwill”). ATV Goodwill represented the excess of the purchase price over the identifiable acquired net assets as of the time of the acquisition of ATV. A large portion of ATV’s purchase price was derived from the fair value of the contingent consideration arrangement entered into in connection with the acquisition (see Note 5). As a result, the cash flow

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions used for purposes of the goodwill impairment assessment are closely aligned with those used to determine the fair value of the contingent consideration. In connection with the fair value assessment of the contingent consideration as of June 30, 2014, the Company evaluated the revised forecasts for the acquired business, noting a decline in the forecasted earnings for the period applicable to the determination of the contingent consideration payment. Based on this information, the Company determined that an interim goodwill impairment test was necessary and, accordingly, performed a qualitative assessment (commonly referred to as Step 0) to determine whether it was more likely than not that the fair value of the reporting unit was below its carrying value. This assessment included a review of the forecast for periods extending beyond the contingent consideration performance period, which reflected a significant decline in forecasted earnings for certain of the reporting unit's revenue streams when compared to the forecasted amounts at the time of the initial valuation of ATV, as well as delays in the timing of revenue growth. Based on this evaluation, the Company concluded that it was more likely than not that the fair value of the ATV reporting unit was less than the reporting unit's carrying amount and, accordingly, the Company proceeded with determining whether the reporting unit's fair value was greater than its carrying value (referred to as Step 1). The Company used the income approach to determine fair value and applied a blended discount rate of 35%. Because a key driver of fair value when applying the income approach is the forecast of future cash flows, the Company's determination of fair value was highly dependent on the level and timing of forecasted earnings and the resulting cash flows. Due to ATV’s limited operating history, there is significant uncertainty in the underlying estimates of ATV’s forecasted earnings. Changes in one or more of the key assumptions could lead to a different fair value of the reporting unit. Upon completion of this analysis, the Company concluded that the fair value of the ATV reporting unit was greater than its carrying value by approximately 12% as of June 30, 2014 and, thus, ATV Goodwill was not impaired as of June 30, 2014.

The Company performed its annual qualitative assessment of goodwill as of October 1, 2014. As a result of the assessment, after taking into consideration all factors, both positive and negative in the aggregate, the Company concluded that it was not more likely than not that the fair value of reporting units where goodwill has been assigned was less than the reporting units' respective carrying amount, and accordingly, no impairment was recorded during the year ended December 31, 2014. The Company's October 2013 and 2012 annual goodwill impairment tests also resulted in no impairment.

The Company has definite and indefinite-lived intangible assets, which primarily consist of character rights and distribution rights. At the time an acquisition occurs, management makes estimates and assumptions as to whether each intangible asset identified has a definite life or is indefinite-lived. Character rights determined to have an indefinite life were due to the notoriety of the characters, as well as the strength and stability of the historical cash flows, which the Company believes will continue indefinitely. Definite-lived intangible assets consisting of character rights, distribution rights and programming content are amortized on a basis that aligns with the best estimate of the pattern of consumption of the asset over the individual asset's estimated useful life. The straight-line basis of amortization is used when the estimated cash flows from the assets are expected to be stable over the course of the assets' lives and not prone to significant volatility. For assets where the consumption pattern may fluctuate over time, the Company uses an amortization method that is based on the ratio that current gross revenues for the asset bear to the total of current and anticipated future gross revenues. The Company's definite-lived intangible assets have assigned useful lives ranging from two to 15 years. On an annual basis, the Company reassesses whether the useful lives assigned continue to be appropriate.

In addition, indefinite-lived intangible assets are reviewed annually to determine whether it is more likely than not that the fair value of the assets (on an asset-by-asset basis) is less than its carrying amount. The Company's qualitative assessment includes an evaluation of remaining future net cash flows expected to be attributable to the intangible assets, macro-economic conditions and industry conditions. After taking into consideration all factors, both positive and negative in the aggregate, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than its carrying amounts for the years ended December 31, 2014, 2013 and 2012.

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

In May 2014, the FASB issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the model is to recognize revenue when control of goods or services transfers to the customer and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services that have transferred. Under current U.S. GAAP, the Company recognizes revenue when the risks and rewards of ownership transfer to the customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. The guidance is effective for the Company's fiscal year beginning January 1, 2017, including interim periods within that fiscal year. Early adoption is not permitted. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). The Company is in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on its consolidated financial statements.

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

The following table summarizes certain of the key terms related to the primary distribution arrangements under which the Company's films are distributed (which is followed by further detail of each of these arrangements):

Agreement Provision	Paramount Agreements	Fox Distribution Agreement
Films Covered By Agreement	All films released between February 1999 and December 31, 2012	(i) All films released theatrically between January 1, 2013 and December 31, 2017 (ii) Previously released films as distribution rights become available (e.g., films released prior to February 1999)
Rights	Television and related media (e.g., subscription video-on-demand and free video-on-demand)	(i) All rights for films released prior to February 1999 and after January 1, 2013 (ii) Theatrical, non-theatrical, home entertainment and digital transactional rights for other feature films
Territory	Worldwide	Worldwide, excluding China and South Korea
Minimum Film Commitment	13 pictures	None
Retained Rights	All rights not expressly granted, including derivative productions, theme park, merchandising, music and commercial tie-ins and promotions
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
8% of revenues, except 6% of:
(i) domestic pay television (if licensed to Fox)
(ii) new international pay television agreements (i.e., those entered into after the date of the Fox Distribution Agreement, but excluding approved extensions of prior output agreements)
(iii) worldwide VOD and other digital distribution (excluding TVOD where packaged with physical)

Period of Distribution Rights ("Tail")	Distribution rights for each picture continue for 16 years after its initial domestic theatrical release
Distribution rights for all pictures continue until one year after initial home video release of the last theatrical release during the output term, subject to television licenses approved by the Company that extend after such period

Change in Control Provision	During certain periods, the Company could have terminated upon a change in control and payment of a specified fee	Either party may terminate if either party experiences a "change in control"

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

Under the Fox Distribution Agreement, the Company has licensed to Fox the exclusive right to distribute, and has engaged Fox to service, in each case on a worldwide (excluding China and South Korea) basis, the following animated feature films and other audiovisual programs: (i) the Company's animated feature films that the Company produces and elects to initially theatrically release during the five-year period beginning on January 1, 2013 (such five-year period, the "Output Term") and with respect to which the Company owns substantially all of the relevant distribution rights (each, a "Qualified Picture"), (ii) motion pictures that would be Qualified Pictures but for the fact that the Company does not own substantially all of the relevant distribution rights, which the Company must offer Fox the right to distribute and service and Fox has the option to distribute and service (each, an "Optional Picture"), (iii) the Company's animated feature films that were theatrically released by the Company prior to January 1, 2013 if and when such films cease being subject to third-party distribution rights at any point during the Output Term (each, an "Existing Picture"), (iv) as determined by the Company in its sole discretion, subject to

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain exceptions, audiovisual programs the Company acquired as part of the Classic Media acquisition (each, a "Classic Media Picture") and (v) as determined by the Company in its sole discretion, subject to certain exceptions, other audiovisual programs produced or acquired by the Company that are not Qualified Pictures, Optional Pictures, Classic Media Pictures, Existing Pictures or live-action or hybrid feature-length theatrical motion pictures (each, an "Other Picture"). Each motion picture with respect to which rights are licensed to (and serviced by) Fox under the Fox Distribution Agreement is herein called a "Licensed Picture."

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

The rights licensed to, and serviced by, Fox do not include the following rights that the Company retains and may freely exploit: (i) all rights in China and South Korea, (ii) all forms of television, all forms of video-on-demand (excluding transactional video-on-demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if the Company elects to distribute such rights through a third party), (iii) television and subscription video-on-demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iv) any other rights necessary for the Company to sell content directly to consumers through digital "storefronts" owned or controlled by the Company (which Fox may exploit on a non-exclusive basis under certain conditions), subject to payment by the Company to Fox of certain amounts with respect to such sales and (v) certain other retained rights, including subsequent production, merchandising, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights.

The Fox Distribution Agreement provides that Fox will be entitled to a distribution fee or services fee of 8.0% on all theatrical gross receipts and home video gross receipts, except in connection with the following rights for which the fee will be 6.0%: (i) pay television in the U.S. and/or Canada that the Company elects to license to Fox and pay television outside the U.S. and Canada under certain output agreements entered into by Fox (although an 8.0% fee is payable with respect to certain existing Fox output arrangements) and (ii) all forms of video-on-demand (other than attendant subscription video-on-demand included in existing pay television output agreements) and other digital distribution.

The Fox Distribution Agreement provides that the Company will be solely responsible for all of the costs of developing and producing its animated feature films, including contingent compensation and residual costs. Fox will be responsible for advancing all expenses related to the exhibition, exploitation, use and distribution of each Licensed Picture and all expenses related to home video distribution and fulfillment services. Fox will be entitled to recoup all such distribution expenses and home video fulfillment expenses, and in each case will be financially responsible for such expenses in a manner to preserve the Company's existing net accounting treatment with respect to revenue recognition. Fox will also be granted a contractual television participation right with respect to each of the Qualified Pictures, which will be calculated and paid only if the ultimates statement prepared by the Company for a given Qualified Picture indicates that Fox will not fully recoup the relevant distribution expenses and home video fulfillment expenses from the projected theatrical gross receipts and home video gross receipts for such Qualified Picture. Fox will pay the Company in a manner generally consistent with the Company's past practice. Fox has also agreed to provide the Company with additional services and pay the Company an annual cost reimbursement amount during the term of the Fox Distribution Agreement.
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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Paramount.    Pursuant to the Paramount Agreements, the Company initially granted Paramount and its affiliates the right to distribute its feature films in theatrical, home entertainment and television markets on a worldwide basis. The Company's feature film Rise of the Guardians, which was released in November 2012, was the last film released in theaters pursuant to the Paramount Agreements. The Company has since reacquired rights to these films from Paramount, other than television and related media, and licensed these rights to Fox, as described above. The Company’s films distributed by Paramount by means of television and related media will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that the Company has pre-approved. Paramount has the right to continue to exploit the films it was licensed by means of television and related media for 16 years from the film's initial general theatrical release. The rights to the Company's first two theatrical releases have reverted back to the Company and have been licensed to Fox. The rights to other pictures will continue to revert back as each picture's 16 year term expires, and such rights will be licensed to Fox if such rights revert during Fox's Output Term.

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

Other.    Also beginning in 2013, the Company's films are distributed in China and South Korea territories by separate distributors in each of these territories. The key terms of the Company's distribution arrangements with its Chinese and South Korean distributors are largely similar to those with Fox and Paramount such that the Company also recognizes revenues earned under these arrangements on a net basis. The Company's distribution partner in China is a subsidiary of ODW, which is a related party.

5.	Acquisitions

Recent Acquisitions

The Company entered into an Agreement and Plan of Merger and Reorganization (the "Big Frame Merger Agreement”) pursuant to which, on April 7, 2014 (the “Big Frame Closing Date”), a wholly-owned subsidiary of the Company merged with and into Big Frame, Inc. (“Big Frame”). As a result of this transaction, Big Frame became a wholly-owned subsidiary of the Company. Big Frame is an online multi-channel network. The goodwill that resulted from the acquisition represents the potential synergies between Big Frame and the Company’s multi-channel network presence on the Internet and is not deductible for tax purposes.

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

The Company’s total cash consideration for these two transactions totaled approximately $33.6 million. As a result of these transactions and the preliminary purchase price allocations, the primary assets acquired were identifiable intangible assets of $22.1 million and resulting goodwill of $10.4 million. The results of operations for these two acquisitions have been

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the Company’s consolidated financial statements since their respective closing dates and had an immaterial impact for the year ended December 31, 2014.

AwesomenessTV

On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, on May 3, 2013 (the "ATV Closing Date"), a wholly-owned subsidiary of the Company ("the Merger Sub") merged with and into AwesomenessTV, Inc. As a result of this transaction, ATV became a wholly-owned subsidiary of the Company. ATV is a multi-media platform company that generates revenues primarily from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand. Through ATV's multi-channel network presence on the Internet, the Company will be able to gain access to new content distribution methods, as well as a broader audience. The goodwill acquired represents the potential synergies between ATV's filmed content, character portfolio and the Company's cross-platform expansion plans. The goodwill is allocated to a reporting unit that is a part of the New Media segment.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2013, the Company incurred approximately $0.5 million of transaction costs for financial advisory, legal, accounting, tax and consulting services as part of the transaction. The transaction costs are included in general and administrative expenses on the Company's consolidated statements of operations and were recognized separately from the purchase price of the ATV transaction. The Company's consolidated financial statements for the year ended December 31, 2013 included revenues of $11.4 million and net loss of $2.0 million attributable to ATV's operations following the ATV Closing Date.

Contingent Consideration

Pursuant to the Merger Agreement, the Company was originally required to make future cash payments to ATV's former stockholders as part of the total purchase price to acquire ATV. The contingent consideration was to be based on whether ATV increased its adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") over an adjusted EBITDA threshold, over a two-year period (which commenced on January 1, 2014). Adjustments to EBITDA for purposes of determining the contingent consideration earned included, but were not limited to: ATV's employee bonus plan, non-cash gains and losses (such as those related to foreign currency accounting and reversals of prior year accruals) and changes in the fair value of contingent payment liabilities resulting from the acquisition of ATV. The Company estimated the fair value of contingent consideration using a Monte-Carlo simulation model and based the fair value on the estimated risk-adjusted cost of capital of ATV's adjusted EBITDA following integration into the Company (an income approach). The estimate of the liability fluctuated if there were changes in the forecast of ATV's future earnings or as a result of actual earnings levels achieved. Any changes in estimate of the contingent consideration liability are reflected in the Company's results of operations in the period that the change occurred.

The estimated fair value of the contingent consideration arrangement at the acquisition date was $95.0 million. The key assumptions in applying the income approach were as follows: an 8.5% discount rate, volatility of 32.6% and a probability-adjusted earnings measure for ATV of $25.0 million for 2014, and $41.0 million for 2015. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% or a volatility rate of 20.0% would change the estimated fair value of the contingent consideration to $90.5 million and $103.5 million, respectively. Under the original Merger Agreement, the maximum contingent consideration that may be earned was $117.0 million. The estimate of contingent consideration liability increased to $96.5 million as of December 31, 2013 in comparison to the amount recorded as of the ATV Closing Date primarily due to the passage of time, timing of cash flows and changes in the Company's credit risk adjusted rate used to discount obligations to present value. The estimate of the contingent consideration liability decreased to $86.8 million as of September 30, 2014. The decrease was primarily due to the inclusion of a probability-weighted factor in the Company's determination of the fair value of the contingent consideration liability as of September 30, 2014 as a large portion of the forecasted adjusted EBITDA was expected to occur in November and December 2014 in connection with certain potential licensing and distribution agreements. The change in estimate was recorded as a gain in the consolidated statements of operations.

On December 11, 2014, the Company and the former ATV stockholders entered into an amendment to the Merger Agreement. The amendment provides for a fixed payment totaling $80.0 million (the majority of which was paid in December 2014) to such stockholders in lieu of the contingent consideration specified in the Merger Agreement. As a result, the Company's contingent liability was reduced to zero and a gain in the amount of $6.8 million and $16.5 million for the three- and 12-month periods ended December 31, 2014, respectively, was recorded in the consolidated statements of operations as a change in fair value of contingent consideration.

Additionally, on December 11, 2014, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with an affiliate of Hearst Corporation (“Hearst”). Pursuant to the Unit Purchase Agreement, Hearst acquired a 25% equity interest in a newly formed joint venture (“ATV Joint Venture”) conducting the ATV business for a purchase price of $81.25 million. The Company continues to retain control over ATV, and accordingly, the transaction (including the tax effect) was recorded within equity. The Company and Hearst plan to work together to support ATV’s efforts to enter into new content channels, broaden its audience and expand its geographic reach. ATV will also gain access to Hearst’s subscription video-on-demand technology.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro Forma Financial Information

The following table presents (in thousands, except per share data) pro forma results of the Company, as though ATV and Classic Media had been acquired as of January 1, 2012 and 2011, respectively (the beginning of the comparable prior annual reporting period based on the period in which the acquisition occurred). These pro forma results do not necessarily represent what would have occurred if the ATV and Classic Media transactions had taken place on January 1, 2012 and 2011,

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and ATV and Classic Media prior to each of their acquisitions, with adjustments directly attributable to the acquisition. The pro forma results include decreases to tax expense assuming ATV was part of the Company in the amount of $1.3 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively. The pro forma results also include increases to amortization expense related to the fair value of the intangible assets acquired, assuming ATV was part of the Company, amounting to $3.9 million and $11.8 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2012, the pro forma results include decreases to tax expense in the amount of $4.4 million assuming Classic Media was part of the Company. The pro forma results also include increases to amortization expense related to the fair value of the intangible assets acquired, assuming Classic Media was part of the Company, amounting to $2.9 million for the year ended December 31, 2012. Lastly, the pro forma results also include the net impact of the extinguishment of Classic Media's debt in connection with the transaction, as well as amounts borrowed under the Company's line of credit to fund the acquisition, which caused the pro forma net income to decrease in the amount of $2.5 million for the year ended December 31, 2012.

	Year Ended December 31,
	2013	2012
	(unaudited)
Revenues	$707,738	$787,929
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$51,526	$(49,778)
Basic net income (loss) per share	$0.61	$(0.59)
Diluted net income (loss) per share	$0.60	$(0.59)

6.	Film and Other Inventory Costs

Film, television, live performance and other inventory costs consist of the following (in thousands):

	December 31,
	2014	2013
In release, net of amortization:
Feature films	$392,186	$285,238
Television series and specials	67,803	58,631
In production:
Feature films	206,240	474,609
Television series and specials	62,426	15,332
In development:
Feature films	88,200	75,498
Television series and specials	1,118	1,500
Product inventory and other(1)	9,917	32,678
Total film, television, live performance and other inventory costs, net	$827,890	$943,486
____________________

(1)
As of December 31, 2013, this category includes $24.8 million of capitalized live performance costs. In addition, as of December 31, 2014 and 2013, this category includes $6.7 million and $7.9 million, respectively, of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution primarily in the home entertainment market.

The Company anticipates that approximately 50% and 83% of the above “in release” film and other inventory costs as of December 31, 2014 will be amortized over the next 12 months and three years, respectively.

The Company evaluates its film and other inventory costs to determine whether the unamortized capitalized costs of any titles have a fair value that is less than its carrying value. Refer to Note 2 for a description of the Company's accounting policy related to evaluating film and other inventory costs for impairment. During the years ended December 31, 2014, 2013 and 2012, the Company performed fair value analysis to determine whether the unamortized film inventory costs for certain of its

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

titles were impaired as a result of the lower-than-expected performance of the titles. Key assumptions used in the fair value measurements were discount rates ranging from 7% to 11% and estimated remaining cash flows over a period of approximately 10 to 15 years. As a result of the analysis, during the years ended December 31, 2014, 2013 and 2012, the Company recorded impairment charges totaling $99.1 million (primarily related to The Penguins of Madagascar and Mr. Peabody and Sherman), $20.2 million (of which $13.5 million related to Turbo) and $89.3 million (of which $86.9 million related to Rise of the Guardians), respectively, resulting in remaining carrying values totaling $217.2 million, $102.3 million and $71.0 million as of December 31, 2014, 2013 and 2012, respectively. A change in the discount rate of 1.0% would change the fair value measurements by $3.4 million, $1.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition, in connection with the Company's restructuring initiatives (as described in Note 24), the Company made various decisions related to its creative strategy, its future feature film slate and the direction it would take with respect to its unreleased projects. As a result, during the three months ended December 31, 2014, the Company recorded a write-off of capitalized costs of projects "in production" totaling $97.0 million and a write-off of capitalized costs of projects "in development" totaling $58.5 million.

For the year ended December 31, 2012, the Company's statements of operations included a write-off of capitalized "in production" costs in the amount of $47.6 million and a write-off of capitalized "in development" costs totaling $20.3 million.

Film and other inventory impairment and other write-off charges are recorded as costs of revenues in the Company's statements of operations.

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Gross	Accumulated Depreciation and Amortization	Net
As of December 31, 2014:
Land, buildings and improvements	$221,660	$(81,201)	$140,459
Furniture and equipment	24,336	(13,880)	10,456
Computer hardware and software	99,010	(80,342)	18,668
Construction in progress	11,024	—	11,024
Total property, plant and equipment	$356,030	$(175,423)	$180,607

As of December 31, 2013:
Land, buildings and improvements	$214,922	$(70,357)	$144,565
Furniture and equipment	30,918	(17,285)	13,633
Computer hardware and software	99,499	(76,610)	22,889
Construction in progress	5,583	—	5,583
Total property, plant and equipment	$350,922	$(164,252)	$186,670

For the years ended December 31, 2014, 2013 and 2012, the Company recorded depreciation and amortization expense (other than film amortization) of $29.1 million, $29.8 million and $29.1 million, respectively, of which $24.0 million, $25.5 million and $25.8 million, respectively, was capitalized as film production costs.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Intangible Assets

As of December 31, 2014 and 2013, intangible assets included $69.2 million and $49.5 million, respectively, of indefinite-lived intangible assets. In addition, intangible assets included definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of December 31, 2014:
Character rights	13.9	$99,000	$(15,101)	$(568)	$83,331
Distribution rights	11.2	30,000	(1,604)	—	28,396
Programming content	2.0	11,200	(9,333)	—	1,867
Trademarks and trade names	10.0	1,410	(216)	—	1,194
Other intangibles	4.4	2,700	(747)	—	1,953
Total		$144,310	$(27,001)	$(568)	$116,741

As of December 31, 2013:
Character rights	13.9	$99,000	$(8,663)	$1,754	$92,091
Programming content	2.0	11,200	(3,733)	—	7,467
Trademarks and trade names	10.0	1,200	(80)	—	1,120
Other intangibles	2.0	500	(167)	—	333
Total		$111,900	$(12,643)	$1,754	$101,011

Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $14.5 million, $10.5 million and $2.2 million, respectively. The Company expects to record amortization over the next five years as follows (in thousands):

2015	$10,319
2016	11,185
2017	11,682
2018	11,329
2019	11,069
Total	$55,584

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	December 31,
	December 31, 2014	2014	2013
Oriental DreamWorks Holding Limited	45.45%	$17,422	$16,389
All Other	17.5%-50.0%	6,029	3,140
Total equity method investments		23,451	19,529

Total cost method investments		11,879	19,013
Total investments in unconsolidated entities		$35,330	$38,542

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

Loss from equity method investees consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Oriental DreamWorks Holding Limited(1)	$11,127	$5,352
All Other	2,681	1,539
Loss from equity method investees	$13,808	$6,891

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from December 1, 2013 to November 30, 2014.

The following table presents summarized financial information for the Company's equity method investees presented in the table above (in thousands):

	December 31,
	2014	2013
Current assets	$63,468	$47,344
Noncurrent assets	$89,230	$87,827
Current liabilities	$38,225	$25,596
Noncurrent liabilities	$341	$397

	Year Ended December 31,
	2014	2013
Revenues	$29,921	$21,913
Costs of revenues	$27,528	$20,944
Net loss	$33,667	$16,291

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $9.4 million had been funded as of December 31, 2014, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $35.3 million had been satisfied as of December 31, 2014). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the year ended December 31, 2013, the Company's consolidated statements of operations included $7.8 million of revenues recognized in connection with non-cash contributions made to ODW. The Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $8.4 million and $8.1 million during the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company's remaining contributions consisted of the following: (i) $40.6 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $6.8 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

	Year Ended December 31,
	2014	2013
Company's venture-level equity	$46,345	$46,906
Technology and intellectual property licenses(1)	(12,714)	(20,444)
Other(2)	(16,209)	(10,073)
Total ODW investment recorded	$17,422	$16,389
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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China (beginning with The Croods). In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned primarily through ODW's distribution of its feature films of $17.4 million and $16.3 million during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company's consolidated balance sheets included receivables from ODW of $7.1 million and $3.8 million, respectively, which were classified as a component of trade accounts receivable, and $19.0 million and $16.7 million, respectively, which were classified as a component of receivables from distributors.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Employee compensation	$67,084	$65,625
Participations and residuals	50,646	50,690
Contingent consideration(1)	608	97,545
Interest payable	7,951	7,849
Deferred rent	11,049	8,114
Other accrued liabilities	51,884	33,845
Total accrued liabilities	$189,222	$263,668
____________________

(1)
As of December 31, 2013, primarily represents the Company's estimate of the amount of contingent consideration payable in connection with the acquisition of ATV (refer to Note 5 for further information).

The Company estimates that, in 2015, it will pay approximately $22.9 million of its participation and residual costs accrued as of December 31, 2014.

11.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2014 and 2013 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2014	2013	2014	2013	2012
Home Box Office Inc. Advance(1)	$1,902	$1,902	$—	$36,121	$30,000
Deferred Revenue(2)	1,074	5,953	13,186	23,350	13,203
Strategic Alliance/Development Advances(3)	1,667	1,667	30,741	31,622	26,200
Other(4)	29,252	26,903	58,339	25,962	38,086
Total deferred revenue and other advances	$33,895	$36,425
____________________

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

(2)
Deferred revenue consists of those arrangements that are routinely entered into by the Company. Such arrangements include licenses of its content for distribution in the home entertainment and television markets.

(3)
The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation’s preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreements, the Company makes purchases of the technology companies’ equipment. During the years ended December 31, 2014, 2013 and 2012, of the total amounts earned against the “Strategic Alliance/Development Advances,” $10.0 million, $17.7 million and $14.3 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the years ended December 31, 2014, 2013 and 2012, of the total amounts earned, $4.4 million, $1.6 million and $2.5 million, respectively, were recorded as a reduction to other assets. During the years ended December 31, 2014 and 2013, $6.9 million and $2.6 million, respectively, were recorded as a reduction to prepaid expenses. During the years ended December 31, 2014, 2013 and 2012, of the total amounts earned, $2.4 million, $1.4 million and $1.6 million, respectively, were recorded as a reduction to operating expenses.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
As of December 31, 2013, this category's largest components consisted of advances related to a pending asset sale and advances related to production services for a third-party. For the year ended December 31, 2014, of the total amounts earned, $14.0 million was recorded as a reduction to film and other inventory costs.

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

Revolving Credit Facility. The Company has a revolving credit facility with a number of banks. On August 10, 2012, the Company and the facility banks terminated the then-existing credit agreement and entered into a new Credit Agreement ("Credit Agreement"). The Credit Agreement allows the Company to have outstanding borrowings up to $400.0 million at any one time, on a revolving basis. The Company may from time to time, so long as no default or event of default has occurred under the Credit Agreement, increase the commitments under the Credit Agreement by up to $50.0 million. Substantially all of the Company's assets are pledged as collateral against borrowings under the Credit Agreement. The Credit Agreement requires the Company to maintain a specified ratio of total debt to total capitalization and a specified ratio of net remaining ultimates to facility exposure. In addition, subject to specified exceptions, the Credit Agreement also restricts the Company and its subsidiaries from taking certain actions, such as granting liens, entering into any merger or other significant transactions, making distributions, entering into transactions with affiliates, agreeing to negative pledge clauses and restrictions on subsidiary distributions, and modifying organizational documents. The revolving credit facility also prohibits the Company from paying dividends on its capital stock if, after giving pro forma effect to such dividend, an event of default would occur or exist under the revolving credit facility. The Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts (per draw) is determined by reference to either (i) the lending banks' base rate plus 1.50% per annum or (ii) the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum.

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance Outstanding at				Interest Expense
	December 31,		Maturity Date	Interest Rate at December 31, 2014	Year Ended December 31,
	2014	2013			2014	2013	2012
Senior Unsecured Notes	$300,000	$300,000	August 2020	6.875%	$12,316	$2,433	N/A
Revolving Credit Facility	$215,000	$—	August 2017	2.67%	$2,979	$1,423	$2,702
____________________
N/A: Not applicable

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the years ended December 31, 2014 and 2013, the Company incurred interest costs totaling $26.5 million and $13.6 million, respectively, of which $10.1 million and $9.5 million, respectively, were capitalized to film costs. No interest was capitalized during the year ended December 31, 2012.

As of December 31, 2014, the Company was in compliance with all applicable financial debt covenants.

13.	Income Taxes

The following are the domestic and foreign components of the Company's income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Domestic	$(80,140)	$73,640	$(48,103)
Foreign	(6,077)	1,264	(5,534)
(Loss) income before income taxes	$(86,217)	$74,904	$(53,637)

The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Current:
Federal	$(479)	$8	$(677)
State and local	(888)	(2,909)	552
Foreign	2,743	1,704	1,462
Total current provision (benefit)	1,376	(1,197)	1,337
Deferred:
Federal	185,849	27,524	(14,821)
State and local	34,879	(7,146)	(3,771)
Foreign	—	—	40
Total deferred provision (benefit)	220,728	20,378	(18,552)
Total provision (benefit) for income taxes	$222,104	$19,181	$(17,215)

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below is a reconciliation of the components that caused the Company’s provision (benefit) for income taxes (including the statement of operations line item "Decrease/increase in income tax benefit payable to former stockholder") to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1):
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	1.7	(2.5)	3.7
Export sales exclusion/manufacturer's deduction(2)	0.3	(0.2)	5.6
Research and development credit(2)	0.3	(3.6)	—
Federal energy tax credit(3)	—	(2.2)	—
Executive compensation	(0.9)	3.4	(1.2)
Stock-based compensation	(2.3)	3.2	(1.4)
Transaction costs	—	0.3	(1.9)
Change in valuation allowance(4)	(25.9)	(0.2)	(3.0)
Change in certain California unrecognized tax benefits(5)	—	(5.4)	—
Revaluation of deferred tax assets(6)	(0.2)	(2.4)	1.0
Return-to-provision	(0.1)	0.2	(0.7)
Other	1.4	0.7	(1.9)
Effective tax rate (combined with decrease/increase in income tax benefit payable to former stockholder)(1)	9.3%	26.3%	35.2%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	(0.1)	—	(0.2)
Export sales exclusion/manufacturer's deduction(2)	(0.3)	(0.2)	(5.2)
Revaluation of deferred tax assets(6)	0.1	1.4	(0.8)
Change in valuation allowance(4)	(74.3)	—	—
Return-to-provision	—	(0.7)	(0.7)
Other	—	(1.4)	2.3
Total change in income tax benefit payable to former stockholder(1)	(74.6)%	(0.9)%	(4.6)%
Effective tax rate	(65.3)%	25.4%	30.6%
____________________

(1)
The Company is obligated to remit to the affiliate of the former stockholder 85% of any realized cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits (see Note 2).

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

(3)	The Company's policy for accounting for investment tax credits is to recognize the income tax benefit in the year that the credit is generated.

(4)	See below for a further discussion of the change in valuation allowance.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	The revaluation of deferred tax assets resulted from changes in the Company's state tax rates.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are presented below (in thousands).

	December 31,
	2014	2013
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder’s Tax Agreement)	$189,933	$228,975
Stock-based compensation(1)	33,272	38,777
Accrued liabilities	20,771	8,766
Net operating loss carryover	117,745	97,926
Film development basis	88,850	29,018
Research and development credit	28,252	25,257
Other	20,961	11,820
Deferred tax assets	499,784	440,539
Less: Valuation allowance	(364,244)	(25,265)
Deferred tax assets (net of valuation allowance)	135,540	415,274
Deferred tax liabilities:
Film basis and other intangible assets (net of amortization)(2)(3)	(151,125)	(179,314)
Other	(1,124)	(14,040)
Deferred tax liabilities	(152,249)	(193,354)
Net deferred tax (liabilities) assets	$(16,709)	$221,920
____________________

(1)	Includes the portion of film inventory amortization expense attributable to stock-based compensation.

(2)	Includes capitalizable stock-based compensation.

(3)	A portion of the deferred tax liability relates to indefinite-lived intangible assets.

The Company reduces its deferred tax assets by establishing a valuation allowance if it is more likely than not (a likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, the Company concluded that it was not more likely than not that it will realize substantially all of its U.S. deferred tax assets as a result of its recent cumulative losses, which were primarily caused by the impairments and restructuring-related charges recorded during the quarter ended December 31, 2014. As a result, during the three months ended December 31, 2014, the Company recorded $338.9 million as a valuation allowance against certain of its U.S. deferred tax assets. This amount was recorded as a provision for income taxes on the Company's consolidated statements of operations. In addition, the Company recorded a corresponding decrease in income tax benefit payable to former stockholder in the amount of $252.6 million, and as a result, the payable to former stockholder as of December 31, 2014 was $10.5 million. If the valuation allowance is released in a subsequent period, it would result in an increase in payable to former stockholder presented on the consolidated balance sheet, which represents the portion of tax benefits that the Company is obligated to remit to an affiliate of the former stockholder if such tax savings are realized.

Income tax expense attributable to equity-based transactions is allocated to stockholders’ equity. During the years ended December 31, 2014 and 2013, the Company did not record an excess tax benefit or tax shortfall from employee equity awards as a component of stockholder's equity. During the year ended December 31, 2012, the Company recorded a tax shortfall of $1.7 million from employee equity awards in its statements of equity. Amounts that are not allocated to stockholder's equity are recorded as a component of provision for income taxes.

Federal and state net operating loss carryforwards totaled $249.2 million and $76.6 million, respectively, as of December 31, 2014 and will begin to expire in 2019 and 2015, respectively. As prescribed by the tax laws, the utilization of certain of these federal and state net operating loss carryforwards may be subject to annual limitations. Federal R&D and energy tax credits totaled $17.5 million as of December 31, 2014 and will begin to expire in 2029. State R&D tax credits totaled $27.8 million as of December 31, 2014 and do not expire. Federal tax credits for foreign taxes paid totaled $8.6 million as of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014 and will begin to expire in 2019. Foreign net operating loss carryforwards totaled $135.1 million as of December 31, 2014 and do not expire.

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's California state tax returns for all years subsequent to 2009 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2011 through 2013.

A tabular reconciliation of the balance of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2014, 2013 and 2012, is presented below (in thousands):

	Accrued Income Taxes	Payable to Former Stockholder	Total
Balance at December 31, 2011	$18,118	$600	$18,718
Increases related to prior year tax positions	2,493	—	2,493
Decreases related to prior year tax positions	(197)	(9)	(206)
Increases related to current year positions	1,646	96	1,742
Decreases related to current year positions	(7)	—	(7)
Balance at December 31, 2012	$22,053	$687	$22,740
Increases related to prior year tax positions	717	—	717
Decreases related to prior year tax positions	(7,666)	(7)	(7,673)
Decreases related to settlements	(2,015)	—	(2,015)
Increases related to current year positions	1,138	100	1,238
Decreases related to current year positions	(312)	—	(312)
Balance at December 31, 2013	$13,915	$780	$14,695
Increases related to prior year tax positions	351	—	351
Decreases related to prior year tax positions	(1,426)	(19)	(1,445)
Decreases related to lapses of statutes of limitations	—	(423)	(423)
Increases related to current year positions	762	—	762
Decreases related to current year positions	(193)	—	(193)
Balance at December 31, 2014(1)	$13,409	$338	$13,747
____________________

(1)	The total amount of unrecognized tax benefits as of December 31, 2014 that, if realized, would affect the Company's effective tax rate is $13.3 million.

Any changes to unrecognized tax benefits recorded as of December 31, 2014 that are reasonably possible to occur within the next 12 months are not expected to be material.

As of December 31, 2014, 2013 and 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.7 million, $1.3 million and $1.6 million, respectively. As of December 31, 2014, 2013 and 2012, the Company's payable to former stockholder included accrued interest and penalties related to unrecognized tax benefits of $0.2 million, $0.3 million and $0.2 million, respectively. During the years ended December 31, 2014 and 2013, the Company did not incur any interest and penalties expense. During the year ended December 31, 2012, the amount of expense recognized for interest and penalties was immaterial.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Related Party Transactions

Arrangement with Affiliate of a Former Stockholder

The Company has an arrangement with an affiliate of a former stockholder to share tax benefits generated by the stockholder. Refer to Notes 2 and 13 for further details.

Transactions with ODW

During the year ended December 31, 2014, the Company had various transactions with a related party, ODW. See Note 9 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV (which the Company acquired in May 2013) have formed joint ventures related to the music business. As it relates to these arrangements, for the year ended December 31, 2014, revenues recognized and expenses incurred were not material. As of December 31, 2014, the Company's deferred revenue and other advances (see Note 11) included a cash advance received in the amount of $5.0 million related to music licensing revenues.

Fuhu, Inc.

The Company holds an equity investment in Fuhu, Inc. (“Fuhu”) representing approximately 3% of Fuhu's outstanding equity securities. The son of Lewis Coleman, the Company's former vice chairman and director, served as the chief financial officer of Fuhu from April 2014 until October 2014. The Company has entered into various agreements with Fuhu, involving, among other things, the licensing of certain of the Company’s characters and other intellectual property for use by Fuhu in connection with Fuhu’s tablet computers and the provision of marketing and other services to Fuhu. During the year ended December 31, 2014, revenues earned from Fuhu were immaterial.

15.	Commitments and Contingencies

Lease Commitments

The Company has entered into various non-cancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2015 through 2024. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2014, 2013 and 2012, the Company incurred lease expense (including amounts capitalized to film inventory) of approximately $11.6 million, $8.1 million and $9.2 million, respectively.

Future minimum lease commitments are as follows (in thousands):

Operating Lease Commitments
2015	$12,607
2016	11,285
2017	10,668
2018	10,435
2019 and thereafter	28,066
Total	$73,061

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

Shareholder Class Action and Derivative Lawsuits. In August 2014, two putative shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors in the U.S. District Court for the Central District of California. These lawsuits have been consolidated and generally assert that, between October 29, 2013 and July 29, 2014, the Company and certain of its officers and directors made alleged material misstatements and omissions regarding the financial performance of Turbo. In September 2014, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California against the Company (nominally and in a derivative capacity) and several of its officers and directors for alleged violations of fiduciary duties to the Company for, among other things, permitting the Company to issue alleged material misstatements and omissions regarding the financial performance of Turbo. This lawsuit generally asserts, purportedly on the Company's behalf, the same underlying factual allegations as those made in the class action lawsuits discussed above and has been deemed a related case. These lawsuits seek to recover damages on behalf of shareholders as well as other equitable and unspecified monetary relief. The Company intends to vigorously defend against these lawsuits. At this time the Company is unable to reasonably predict the ultimate outcome of these lawsuits, nor can it reasonably estimate a range of possible loss.

Antitrust Class Action. In September and October 2014, three putative class action lawsuits alleging violations of federal and state antitrust laws were filed against the Company and various other companies in the U.S. District Court for the Northern District of California. These lawsuits have been consolidated and generally assert that the defendants agreed to restrict competition through non-solicitation agreements and agreements to fix wage and salary ranges. The lawsuits seek to recover damages on behalf of all persons who worked for the defendants at any time from 2004 to the present. The Company intends to vigorously defend against these lawsuits. At this time the Company is unable to reasonably predict the ultimate outcome of these lawsuits, nor can it reasonably estimate a range of possible loss.

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

Other Commitments and Contingencies

Talent Commitments. As of December 31, 2014, the Company had non-cancelable talent commitments totaling approximately $33.6 million that are payable over the next five years.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class A and Class B Common Stock Transactions

Stock Repurchase Program. In July 2010, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the years ended December 31, 2014 and 2012, the Company did not repurchase any shares of its Class A Common Stock. During the year ended December 31, 2013, the Company repurchased 1.3 million shares of its outstanding Class A Common Stock for $25.0 million under the July 2010 authorization. As of December 31, 2014, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

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

401(k) Plan

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") under provisions of Section 401(k) of the Internal Revenue Code ("IRC"). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 401(k) Plan. For most employees, the maximum contribution for the Company’s match is currently equal to 50% of the employees’ contribution, up to 4% of their eligible compensation, as limited by Section 415 of the IRC. The amount of the Company’s contributions, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $3.1 million, $2.8 million and $2.4 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

Multi-employer Pension Plan

The Company participates in a multi-employer pension plan for employees covered by collective bargaining agreements. The majority of such employees are in the Motion Picture Industry Pension Plan (Employer Identification Number 95-1810805 Plan Number 001). The Company's collective bargaining agreements with unions associated with this plan expire on July 31, 2015. As of December 31, 2013 (the most recent date available), the plan was 82% funded. During the years ended December 31, 2014, 2013 and 2012, the Company contributed $2.6 million, $2.3 million and $2.7 million, respectively, to the pension plan.

Deferred Compensation Plan

Effective July 2007, the Company adopted the Special Deferral Election Plan (the "Plan"), a non-qualified deferred compensation plan. The Plan is available for selected employees of the Company and its subsidiaries. For the years ended December 31, 2014, 2013 and 2012, the activity associated with the Plan was not material.

18.	Stock-Based Compensation

In 2008, the 2008 Omnibus Incentive Compensation Plan ("2008 Omnibus Plan") was approved. Concurrent with such approval, the 2008 Omnibus Plan automatically terminated, replaced and superseded the Company’s prior plan, the 2004 Omnibus Incentive Compensation Plan ("2004 Omnibus Plan" and, collectively, with the 2008 Omnibus Plan the "Omnibus Plans"), except that any awards granted under the prior Omnibus Plan would remain in effect pursuant to their original terms. Both Omnibus Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units and other stock-based equity awards to the Company’s employees, directors and consultants. Pursuant to an amendment to the 2008 Omnibus Plan approved by the Company’s stockholders on April 21, 2011, for any restricted stock award (or similar award) granted after such date the number of shares available for future awards will be reduced by the number of instruments granted. Prior to April 21, 2011, the number of shares available for future awards was reduced by 1.6 times the number of instruments granted. Pursuant to the April 2011 amendment of the 2008 Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the 2008 Omnibus Plan is equal to the sum of (i) 12.0 million, (ii) any shares with respect to awards granted under the 2004 Omnibus Plan or the 2008 Omnibus Plan that are forfeited following the adoption

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of the April 2011 amendment of the 2008 Omnibus Plan, and (iii) any shares remaining available for issuance under the 2008 Omnibus Plan as of the date of adoption of the April 2011 amendment. As of December 31, 2014, approximately 10.3 million shares were available for future grants of equity awards under the 2008 Omnibus Plan.

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the years ended December 31, 2014, 2013 and 2012, respectively, was as follows (in thousands):

	2014	2013	2012
Total stock-based compensation	$19,302	$18,531	$17,044
Tax impact(1)	(1,795)	(4,874)	(5,999)
Reduction in net income, net of tax	$17,507	$13,657	$11,045
____________________

(1)
Tax impact is determined at the Company’s combined effective tax rate, which includes the statements of operations line item "Decrease (increase) in income tax benefit payable to former stockholder" (see Note 13).

Stock-based compensation cost capitalized as a part of film costs was $14.2 million, $17.2 million and $18.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company recognizes compensation costs for equity awards granted to its employees based on each award's grant-date fair value. Most of the Company’s equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the requisite service period. Compensation cost for certain performance-based awards is recognized using a graded expense-attribution method and is adjusted to reflect the estimated probability of vesting. The Company has granted performance-based awards where the value of the award upon vesting will vary depending on the level of performance ultimately achieved (for example, during the year ended December 31, 2013, the Company granted awards that vest only if the Company achieves positive earnings before interest and taxes for the year ended December 31, 2014). The Company recognizes compensation cost for these awards based on the level of performance expected to be achieved. The Company will recognize the impact of any change in estimate in the period of the change.

Generally, equity awards are forfeited by employees who terminate prior to vesting. However, employment contracts for certain executive officers provide for the acceleration of vesting in the event of a change in control or specified termination events. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.

Management makes estimates of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. As of December 31, 2014, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $64.4 million and will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.9 years.

Restricted Stock Awards.    The Company issues restricted stock and restricted stock units (collectively referred to as "restricted stock awards"). The majority of the Company's restricted stock award activity relate to restricted stock units. The following table summarizes information about restricted stock award activity under the Omnibus Plans (in thousands, except per share amounts):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2014		2013		2012
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	5,182	$24.26	5,121	$22.90	4,346	$25.69
Granted	1,825	$23.07	1,602	$28.19	2,638	$20.17
Vested	(1,103)	$23.51	(1,199)	$24.16	(1,346)	$25.99
Forfeited	(522)	$29.01	(342)	$22.74	(517)	$24.40
Balance at end of year	5,382	$23.55	5,182	$24.26	5,121	$22.90

Compensation cost related to restricted stock awards that vest solely upon service is based upon the market price of the Company’s stock on the date of grant, and is recognized on a straight-line basis over a requisite service period of four to seven years. In addition, the Company has granted restricted stock awards that vest either upon the achievement of certain cumulative performance goals over a multi-year period as set by the Compensation Committee of the Company’s Board of Directors ("Compensation Committee"). In addition to the attainment of performance criteria, the vesting of the individual awards is further subject to the completion of required service periods ranging from one to four years. The following table summarizes by year of grant the number of restricted stock awards for which vesting is subject to the achievement of performance criteria (in thousands):

Year of Grant	Performance- Based(1)
2014	572
2013	594
2012	665
2011	348
Total	2,179
____________________

(1)	The performance-based awards have been included herein based on the maximum number of shares that may vest.

The total intrinsic value of restricted stock awards that vested totaled $25.5 million during 2014, $33.5 million during 2013 and $26.1 million during 2012. The total fair value at grant of restricted stock awards that vested during 2014, 2013 and 2012 was $25.9 million, $29.0 million and $35.0 million, respectively.

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

The following table summarizes information about stock option/stock appreciation rights activity under the Omnibus Plans (in thousands, except per share amounts):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2014		2013		2012
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	5,814	$29.53	6,919	$29.54	7,945	$29.04
Options exercised	(486)	$28.00	(496)	$28.29	—	$—
Options expired/canceled	(783)	$29.85	(609)	$30.66	(1,026)	$25.66
Balance at end of year	4,545	$29.64	5,814	$29.53	6,919	$29.54

As of December 31, 2014, there were no stock option/stock appreciation rights outstanding for which vesting is further subject to the achievement of certain performance or market-based criteria.

During the year ended December 31, 2014, the intrinsic value (market value on date of exercise less exercise price) of options exercised and tax benefits realized from options exercised were immaterial. During the year ended December 31, 2013, the intrinsic value of options exercised was $2.2 million and tax benefits realized from options exercised during the year totaled $0.8 million. During the year ended December 31, 2012, no options were exercised. At December 31, 2014, the aggregate intrinsic value of stock options outstanding, as well as of those exercisable, was immaterial.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$19.29-$26.92	1,195	4.55	$24.76	1,085	$24.59
$27.06-$28.00	44	0.77	$27.25	44	$27.25
$28.10-$32.31	2,468	3.36	$30.11	2,459	$30.11
$32.86-$37.51	801	5.51	$35.12	801	$35.12
$37.58-$39.71	25	5.29	$39.69	25	$39.69
$43.46-$43.46	12	5.15	$43.46	12	$43.46
Total	4,545	4.04	$29.64	4,426	$29.72

The weighted-average remaining contractual life of options that were outstanding and exercisable as of December 31, 2014 was 4.0 years.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Concentrations of Risk

Concentrations of Risk by Film. A substantial portion of the Company’s revenues are derived from its feature films. Revenues (which are included in the Feature Film and Consumer Products segments) for each of the films released during the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
The Penguins of Madagascar(1)	$7,684	$—	$—
How to Train Your Dragon 2	159,767	—	—
Mr. Peabody and Sherman(1)	4,912	—	—
Turbo(2)	56,056	13,790	—
The Croods	76,247	140,345	—
Rise of the Guardians(3)	16,492	77,348	6,096
Madagascar 3	42,098	95,152	197,157
Puss in Boots	26,267	24,638	151,670
Kung Fu Panda 2	6,197	35,250	74,285
Library(4)	88,704	139,751	178,955
All other(5)	200,199	180,642	141,679
Total revenues	$684,623	$706,916	$749,842
____________________

(1)
The Penguins of Madagascar and Mr. Peabody and Sherman were released during the three months ended December 31, 2014 and March 31, 2014, respectively. Pursuant to the terms of the Fox Distribution Agreement, because the distribution and marketing expenses incurred by Fox in the year of the respective film's release exceeded that film's gross revenues for such year, no revenues were reported to the Company directly from Fox with respect to each film in the year of the title's release. Revenues recognized during the year ended December 31, 2014 were primarily attributable to the Chinese theatrical market, which is a territory that is not distributed by Fox.

(2)
Turbo was released during the three months ended September 30, 2013. No revenue was reported to the Company directly from Fox with respect to that film in its year of release as Fox had not yet recouped its distribution and marketing expenses. Revenues recognized during the year ended December 31, 2013 were primarily attributable to the Chinese and South Korean theatrical markets, which are territories that are not distributed by Fox.

(3)
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

(4)	Library, in each respective year, includes feature film titles not separately listed.

(5)
For each period shown, "All other" consists of revenues not attributable to a specific feature film title. Examples of sources of revenue included in "All other" are those generated from television series/specials, direct-to-video product, licensing of Classic Media properties, live performances and ATV.

Concentrations of Credit Risk.    A substantial portion of the Company's revenue is derived directly from the Company's primary third-party distributors, Paramount and Fox. Paramount represented approximately 24.9%, 49.1% and 76.1% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Fox represented approximately 31.0% and 19.0% for the years ended December 31, 2014 and 2013, respectively. In addition, during the year ended December 31, 2014, 14.9% of the Company's revenues were earned through license arrangements with Netflix.

Collective Bargaining Agreements.    As of December 31, 2014, approximately 34% of the Company's employees were primarily represented under three industry-wide collective bargaining agreements to which the Company is a party. The majority of these employees are represented by agreements that will expire in the next 12 months.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Segment and Geographic Information

The Company's current reportable segments are the following: Feature Films, Television Series and Specials, Consumer Products and New Media. Each segment is a strategic business unit that offers different products and services and is managed separately. Feature Films consists of the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. Television Series and Specials consists of the development, production and exploitation of television, direct-to-video and other non-theatrical content in the television, home entertainment and digital markets. Consumer Products consists of the Company's merchandising and licensing activities related to the exploitation of its intellectual property rights. New Media consists of the Company's ATV and related businesses (which was previously not a reportable segment). This segment primarily generates revenues from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and the exploitation of ancillary products and services, including marketing and consumer products. Operating segments that are not separately reportable are categorized in "All Other."

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

	Year Ended December 31,
	2014	2013	2012
Revenues
Feature Films	$453,475	$500,112	$582,759
Television Series and Specials	102,962	105,950	75,365
Consumer Products	64,817	67,352	48,674
New Media	49,028	11,379	—
All Other	14,341	22,123	43,044
Total consolidated revenues	$684,623	$706,916	$749,842

Segment gross (loss) profit(1)
Feature Films	$(89,401)	$203,303	$68,739
Television Series and Specials	6,667	23,119	12,221
Consumer Products	23,697	28,382	17,270
New Media	17,905	2,349	—
All Other(2)	(4,980)	(40)	(27,060)
Total segment gross (loss) profit	$(46,112)	$257,113	$71,170

Reconciliation to consolidated (loss) income before income taxes:
Selling and marketing expenses(3)	11,630	6,004	1,192
General and administrative expenses	262,013	184,631	130,050
Product development expense	5,217	3,347	4,891
Change in fair value of contingent consideration	(16,500)	1,500	—
Other operating income	(8,429)	(14,709)	—
Non-operating income, net	(227,634)	(5,455)	(11,326)
Loss from equity method investees	13,808	6,891	—
Total consolidated (loss) income before income taxes	$(86,217)	$74,904	$(53,637)
____________________

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
The Company defines segment gross profit as segment revenues less segment costs of revenues (which is comprised of costs of revenues and certain costs classified as a component of "selling and marketing" in its statements of operations). Refer to Note 2 for further information related to changes made to the Company's statement of operations presentation.

(2)	All Other consisted primarily of the Company's live performance productions, which are no longer of significance.

(3)	Represents certain selling and marketing expenses that are not included as a component of segment gross profit due to the general nature of such expenses.

The following table presents goodwill for each of the Company's reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	New Media	Total
Balance as of December 31, 2011	$24,635	$3,422	$6,159	$—	$34,216
Acquisition of Classic Media	26,777	3,719	6,694	—	37,190
Balance as of December 31, 2012	51,412	7,141	12,853	—	71,406
Acquisition of ATV	—	—	—	118,617	118,617
Measurement period adjustments related to the acquisition of Classic Media	(7,417)	(1,030)	(1,854)	—	(10,301)
Balance as of December 31, 2013	43,995	6,111	10,999	118,617	179,722
Measurement period adjustments related to the acquisition of ATV	—	—	—	(428)	(428)
Acquisitions	—	—	1,300	9,073	10,373
Balance as of December 31, 2014	$43,995	$6,111	$12,299	$127,262	$189,667

Revenues attributable to foreign countries were approximately $378.3 million, $383.8 million and $392.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Long-lived assets located in foreign countries were not material.

21.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(309,614)	$55,084	$(36,422)
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	84,875	84,104	84,338
Less: Unvested restricted stock	(104)	(110)	(110)
Denominator for basic calculation	84,771	83,994	84,228
Weighted average effects of dilutive stock-based compensation awards:
Employee stock options and stock appreciation rights	—	87	—
Restricted stock awards	—	1,212	—
Denominator for diluted calculation	84,771	85,293	84,228
Net (loss) income per share—basic	$(3.65)	$0.66	$(0.43)
Net (loss) income per share—diluted	$(3.65)	$0.65	$(0.43)

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	2014(1)	2013	2012(1)
Options to purchase shares of common stock and restricted stock awards	1,378	1,744	3,084
Stock appreciation rights	—	4,030	5,199
Total	1,378	5,774	8,283
____________________

(1)	Due to the Company's loss for the years ended December 31, 2014 and 2012, all potential common stock equivalents are anti-dilutive.

The following table sets forth (in thousands) the number of equity awards that are contingently issuable which were not included in the calculation of diluted shares (for years where the Company had net income) as the required performance conditions had not been met as of the end of each of the respective years:

	2014	2013	2012
Options to purchase shares of common stock and restricted stock awards	1,366	763	701

22.	Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management, include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2014
Revenues	$147,241	$122,277	$180,861	$234,244
Costs of revenues(1)	156,398	75,617	103,719	345,379
Segment gross (loss) profit(2)	(13,448)	34,745	72,041	(139,450)
(Loss) income before income taxes(3)	(64,883)	(13,327)	14,451	(22,458)
Net (loss) income(2)(3)	(42,416)	(15,928)	11,864	(261,841)
Net (loss) income attributable to DreamWorks Animation SKG, Inc.(2)(3)	(42,936)	(15,387)	11,928	(263,219)
Basic net (loss) income per share	$(0.51)	$(0.18)	$0.14	$(3.08)
Diluted net (loss) income per share	$(0.51)	$(0.18)	$0.14	$(3.08)
2013
Revenues	$134,648	$213,436	$154,549	$204,283
Costs of revenues(1)	79,544	127,223	86,639	122,977
Segment gross profit(4)	49,127	80,160	62,852	64,974
Income before income taxes	6,532	32,366	16,998	19,008
Net income(4)	6,114	22,248	10,079	17,282
Net income attributable to DreamWorks Animation SKG, Inc.(4)	5,577	22,253	10,064	17,190
Basic net income per share	$0.07	$0.27	$0.12	$0.20
Diluted net income per share	$0.07	$0.26	$0.12	$0.20
____________________

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Revisions were made to costs of revenues reported prior to the quarter ended September 30, 2014. Refer to Note 2 for further details related to these revisions.

(2)
During the quarters ended March 31, 2014, September 30, 2014 and December 31, 2014, the Company recorded impairment charges and write-downs of film and other inventory costs totaling $57.1 million, $2.1 million and $212.7 million, respectively (See Note 6).

(3)	During the quarter ended December 31, 2014, the Company recorded a valuation allowance against certain of its deferred tax assets (see Note 13).

(4)	During the quarter ended December 31, 2013, the Company recorded impairment charges and write-downs of film and other inventory costs totaling $20.2 million (see Note 6).

23.	Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2014, 2013 and 2012 (in thousands):

	Balance at Beginning of Year	Charged to Operations(1)	Deductions(2)	Balance at End of Year
Trade accounts receivable and Receivables from distributors
Allowance for doubtful accounts
2014	$6,046	$6,558	$(5,990)	$6,614
2013	$2,581	$3,465	$—	$6,046
2012	$2,518	$63	$—	$2,581
Sales returns reserves
2014	$23,302	$19,785	$(27,816)	$15,271
2013	$13,064	$31,797	$(21,559)	$23,302
2012	$—	$13,896	$(832)	$13,064
____________________

(1)
Sales returns reserves are charged against revenues and are related to the distribution of non-theatrical content and direct-to-video product. The Company did not have such activity (which also now includes activity related to DreamWorks Animation properties) prior to the acquisition of Classic Media on August 29, 2012.

(2)	For Allowance for doubtful accounts, represents reductions to the allowance for bad debt write-offs. For Sales returns reserves, represents reductions to the reserve for actual returns.

	Balance at Beginning of Year	Increases (Decreases) to Valuation Allowance	Charged to Operations	Balance at End of Year
Deferred tax assets
Valuation allowance
2014(1)	$25,265	$(1,432)	$340,411	$364,244
2013	$28,749	$(3,342)	$(142)	$25,265
2012(2)	$2,142	$24,948	$1,659	$28,749
____________________

(1)	See Note 13 for a discussion of changes in the valuation allowance related to the Company's deferred tax assets during the year ended December 31, 2014.

(2)	The increase in the valuation allowance was primarily related to foreign deferred tax assets assumed in connection with the Classic Media acquisition.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Restructuring and Related Charges

2015 Restructuring Plan

Subsequent to December 31, 2014, the Company announced its restructuring initiatives (the “2015 Restructuring Plan”) (see Note 25 for further details), which primarily impact the Feature Film segment. For the year ended December 31, 2014, the Company incurred charges for the Company’s 2015 Restructuring Plan as follows (in thousands):

Year Ended
December 31, 2014
Employee termination costs	$43,393
Film and other inventory write-offs	155,452
Other contractual obligations	11,229
Total restructuring and related charges	$210,074

Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. The Company also employs individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Such costs are classified in general and administrative expenses in the Company's consolidated statements of operations. During the year ended December 31, 2014, employee termination costs were attributable to approximately 334 employees. Severance and benefits related to all other employees are accounted for in accordance with guidance on costs associated with exit or disposal activities. Thus, such costs are recorded in the period in which the terms of the restructuring plan have been established, management with the appropriate authority commits to the plan and communication to employees has occurred.

Film and other inventory write-offs (as presented in the table above) consist of capitalized production costs for unreleased titles that were written-off due to the Company's decision to change its future film slate, change its creative leadership, abandon certain projects and change creative direction on certain titles. Such write-offs are classified within costs of revenues in the Company's consolidated statements of operations.

Other contractual obligations consist of amounts due to third parties as a result of the changes made to the Company's film slate. Such costs are accrued when probable and estimable and are classified within selling and marketing or general and administrative expenses in the Company's consolidated statements of operations.

2012 Restructuring Plan

During the three months ended December 31, 2012, the Company made a strategic business decision to change the production and release slates for some of its animated feature films. In connection with this decision, the Company committed to a restructuring plan to align its production and operating infrastructure. As a result, during the year ended December 31, 2012, the Company recorded a liability for non-retirement postemployment benefit charges totaling $4.6 million for 178 employees. These charges were recorded in costs of revenues in the Company's consolidated statements of operations. During the three months ended March 31, 2013, the Company implemented a restructuring plan to lower the cost structure, which resulted in a commitment to further reduce its workforce. As a result, the Company incurred additional restructuring charges attributable to employee-related costs (primarily related to severance and benefits) totaling $5.7 million for 106 employees for the year ended December 31, 2013. Restructuring charges were not material for the year ended December 31, 2014. These charges were recorded in costs of revenues and general and administrative expenses in the Company's consolidated statements of operations. Payments made during the years ended December 31, 2014 and 2013 totaled $2.2 million and $8.5 million (which includes the impact of accelerated vesting of certain stock-based compensation awards), respectively, related to these restructuring plans. As of December 31, 2014, the Company's restructuring plans were substantially complete and an immaterial amount remained accrued as a liability. The Company's restructuring plans were primarily attributable to its Feature Films reportable segment.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.	Subsequent Events

2015 Restructuring Plan

On January 22, 2015, the Company announced its restructuring initiatives that are intended to refocus the Company’s core feature animation business. In connection with the 2015 Restructuring Plan, the Company has made changes in its senior leadership team and has also made changes based on its reevaluation of the Company's feature film slate. The Company expects that the 2015 Restructuring Plan activities will result in charges related to employee-related costs resulting from headcount reductions of approximately 500 employees, lease obligations and other costs associated with the closure of one of the Company's facilities, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 (see Note 24 for further details). The Company expects that the remaining costs will be primarily incurred during the year ending December 31, 2015 and will result in total cash payments of approximately $76.0 million, primarily related to severance, benefits and contractual obligations. The actions associated with the restructuring plan are expected to be substantially completed during 2015.

In addition to the amounts incurred during the three months ended December 31, 2014 (see Note 24), the Company expects to incur pre-tax charges of approximately $19.4 million related to severance, benefits, relocation and other contractual obligations with respect to its employees, approximately $6.7 million related to lease and other contract termination costs, approximately $19.3 million related to accelerated depreciation and amortization of long-lived assets.

Amended and Restated Revolving Credit Facility

On February 20, 2015, the Company amended and restated the Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with a number of banks. The Restated Credit Agreement allows the Company to have outstanding borrowings of up to $450.0 million at any one time, on a revolving basis. The Company and one or more of the lenders may from time to time, so long as no default or event of default has occurred under the Restated Credit Agreement, may agree to increase the commitments under the Restated Credit Agreement by up to $50.0 million. Borrowings under the Restated Credit Agreement bear interest at per annum rates determined by reference to the base rate or to LIBOR, with the base rate being increased by a margin of 1.50% per annum and LIBOR being increased by a margin of 2.50% per annum. The Restated Credit Agreement also contains a sublimit for letters of credit. The Company is required to pay to the lenders under the Restated Credit Agreement a letter of credit participation fee equal to the applicable margin for LIBOR-based borrowings on the average daily undrawn amount of outstanding letters of credit and pay to each issuer of letters of credit a letter of credit fronting fee equal to 0.125% per annum on the average daily undrawn amount of outstanding letters of credit issued by such letter of credit issuer. The Restated Credit Agreement requires the Company to maintain a specified ratio of total debt to total capitalization, and limits the outstanding credit exposure under the Restated Credit Agreement to a specified ratio of net remaining ultimates to the outstanding credit exposure under the Restated Credit Agreement, plus an additional amount based on the valuation of the Company’s film library. Subject to specified exceptions, the Restated Credit Agreement also restricts the Company and its subsidiaries from taking certain actions, such as granting liens, entering into any merger or other significant transactions, making distributions, entering into transactions with affiliates, agreeing to negative pledge clauses and restrictions on subsidiary distributions, and modifying organizational documents. The obligations of the Company under the Restated Credit Agreement are guaranteed by substantially all the subsidiaries of the Company organized under the laws of the United States of America, and substantially all the tangible and intangible assets of the Company and such subsidiaries are pledged as collateral against borrowings under the Restated Credit Agreement.

Real Property Sale and Lease

On February 23, 2015, the Company, as seller, entered into a purchase agreement (the “Glendale Purchase Agreement”) with a third party buyer (“Landlord”) involving the Company’s headquarters facility located in Glendale, California (the “Property”). The Property is comprised of, among other things, 10 buildings on approximately 14.7 acres of land. Pursuant to the Glendale Purchase Agreement, the Company sold the Property to Landlord for a purchase price of $185.0 million (which approximated the net cash proceeds received by the Company).

Concurrently with the sale of the Property, the Company and Landlord entered into a lease agreement (the “Lease”), pursuant to which Landlord leased the Property to the Company commencing immediately following the consummation of the sale under the Purchase Agreement. Annual rent during the initial term of the Lease starts at approximately $13.2 million, and increases one and one-half percent each year. The initial term of the Lease is 20 years, and the Company has four consecutive renewal options

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of five years each. The first two of such renewal terms are subject to fixed rent increasing by one and one-half percent each year, and the rent during each of such last two renewal terms is to be the greater of (i) the rent in effect immediately preceding such renewal term or (ii) the then-current fair market value rent. The Lease is structured as a "triple net" lease, meaning that the Company is responsible for all expenses arising from the use or operation of the Property, including repairs, maintenance, insurance and taxes. The Lease also contains provisions regarding the obligations of the Company and Landlord in connection with a casualty or condemnation of the Property. Other than a sale by the initial Landlord party to the Lease, if any subsequent landlord decides to sell or otherwise convey title to the Property to a third party during the term of the Lease, the Company shall have a right of first refusal to purchase the Property on the same terms offered to such third party. The Company is in the process of evaluating the accounting treatment related to the Glendale Purchase Agreement and the Lease.

Other

During February 2015, the Company entered into an agreement with one of its suppliers which committed the Company to minimum purchase obligations totaling $36.0 million to be paid during 2015 and 2016.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/2005
2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/2006
2.3	Securities Purchase Agreement dated as of July 20, 2012 by and among the Company, Boomerang Media Holdings I LLC and Boomerang Media Holdings II LLC	8-K	001-32337	2.1	7/23/2012
2.4	Transaction and Contribution Agreement dated as of August 7, 2012 by and among the Company, DWA International Investments, Inc., China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co, Ltd.	8-K	001-32337	2.1	8/10/2012
2.5	Amended and Restated Memorandum and Articles of Association of Oriental DreamWorks Holding Limited	8-K	001-32337	2.1	4/9/2013
2.6	Shareholders Agreement dated as of April 3, 2013 among Oriental DreamWorks Holding Limited, the Company, DWA International Investments, Inc., ODW CPE Holdings Limited, China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd.	8-K	001-32337	2.2	4/9/2013
2.7	License Agreement, dated as of April 3, 2013, among the Company, DreamWorks Animation L.L.C. and Oriental DreamWorks Holdings Limited	8-K	001-32337	2.3	4/9/2013
2.8	Agreement and Plan of Merger dated as of May 1, 2013 by and among the Company, ATV Acquisition Corp., AwesomenessTV, Inc. and Brian Robbins	8-K	001-32337	2.1	5/7/2013
2.9	Amendment No. 1 to Agreement and Plan of Merger dated December 11, 2014 by and between AwesomenessTV, Inc. and MK Capital II, L.P.	8-K	001-32337	2.1	12/17/2014
3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-Q	001-32337	3.2	7/29/2008
3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/8/2005
4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/2005
4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/2005
4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/2005
4.4	Indenture, dated as of August 14, 2013, by and among DreamWorks Animation SKG, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.875% Senior Notes due 2020 of DreamWorks Animation SKG, Inc.	8-K	001-32337	4.1	8/14/2013
10.1*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/2005
10.3	Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/2005
10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/2005
10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/2005
10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/2005
10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/2005
10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/2006
10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/2005
10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/2005
10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/2005
10.12*	Amended and Restated Employment Agreement, dated as of October 24, 2012, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.1	10/30/2012
10.13*	Amended and Restated Employment Agreement, dated as of July 28, 2014, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	8-K	001-32337	99.1	8/1/2014
10.14*	Amended and Restated Employment Agreement, dated as of October 24, 2012, between DreamWorks Animation SKG, Inc. and Ann Daly	8-K	001-32337	99.2	10/30/2012
10.15	Amended and Restated Credit Agreement, dated February 20, 2015, among DreamWorks Animation SKG, Inc. and the lenders party thereto	8-K	001-32337	99.1	2/26/2015
10.16	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/2005
10.17	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/2006

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.18	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/2005
10.19	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/2005
10.20	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/2005
10.21†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/2006
10.22†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/2006
10.23*	Special Deferral Election Plan—Basic Plan Document	10-Q	001-32337	10.1	10/28/2008
10.24*	Special Deferral Election Plan—Adoption Agreement	10-Q	001-32337	10.2	10/28/2008
10.25*	Amended and Restated 2008 Omnibus Incentive Compensation Plan	10-K	001-32337	10.44	2/25/2011
10.26*	2013 Annual Incentive Plan	10-Q	001-32337	10.1	5/2/2013
10.27	Time Sharing Agreement dated as of October 16, 2008 by and between Amblin’ Films, LLC and the Company	8-K	001-32337	99.1	10/22/2008
10.28*	Form of Performance Compensation Award Agreement (2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/6/2008
10.29*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.3	4/30/2008
10.30*	Employment Agreement dated as of October 24, 2012 by and between the Company and Daniel Satterthwaite	10-Q	001-32337	10.5	11/1/2012
10.31†	License Agreement effective as of January 1, 2009 by and between DreamWorks Animation LLC, DW II Management Inc. and Steven Spielberg	8-K	001-32337	99.1	8/21/2009
10.32	Amendment No. 1 to License Agreement entered into on August 19, 2010 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	8/24/2010
10.33*	Employment Agreement dated as of October 24, 2012 by and between the Company and Andrew Chang	8-K	001-32337	99.3	10/30/2012
10.34*	Employment Agreement dated as of February 27, 2014 by and between the Company and Heather O’Connor	10-K	001-32337	10.61	2/26/2014
10.35*	DreamWorks Animation SKG, Inc. 2010 Employee Stock Purchase Plan	10-Q	001-32337	10.1	4/28/2010
10.36*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	8/4/2010
10.37*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	8/4/2010
10.38*	Form of Restricted Stock Unit Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/4/2010
10.39*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	11/4/2010

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.40*	Form of Cash Incentive Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.4	11/4/2010
10.41*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.5	11/4/2010
10.42	Amendment No. 2 to License Agreement entered into on December 2, 2011 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/7/2011
10.43*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.58	2/29/2012
10.44*	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.59	2/29/2012
10.45†	Distribution and Fulfillment Services Agreement dated as of August 18, 2012 by and among the Company, DreamWorks Animation Home Entertainment, Inc., Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, L.L.C.	10-Q	001-32337	10.7	11/1/2012
10.46*	Employment Agreement dated as of December 3, 2012 by and between the Company and Michael Francis	10-K	001-32337	10.56	2/27/2013
10.47*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.1	10/30/2013
10.48*	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.2	10/30/2013
10.49*	Letter Agreement dated as of August 5, 2013 by and between the Company and Anne Globe	8-K	001-32337	99.1	8/5/2013
10.50*	Employment Agreement dated as of July 28, 2014 by and between the Company and Mark Zoradi	8-K	001-32337	99.2	8/1/2014
10.51*	Employment Agreement dated as of August 13, 2014 by and between the Company and Fazal Merchant	8-K	001-32337	99.1	8/19/2014
10.52*	Employment Agreement dated as of August 28, 2014 by and between the Company and Edward Aleman	8-K	001-32337	99.1	9/4/2014
10.53*	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.5	10/31/2014
10.54*	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.6	10/31/2014
10.55*	Form of Restricted Stock Award Agreement by and between the Company and Lewis Coleman (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.7	10/31/2014
10.56	Amendment No. 3 to License Agreement entered into on December 18, 2014 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	2.1	12/23/2014
10.57	Purchase Agreement, dated as of February 23, 2015, among the Company, DWA Glendale Properties LLC and DW Glendale CA Landlord, LLC	8-K	001-32337	99.2	2/26/2015
10.58	Lease Agreement, dated as of February 23, 2015, between the Company and DW Glendale CA Landlord, LLC	8-K	001-32337	99.3	2/26/2015
14	Code of Business Conduct and Ethics					X
21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.
X
____________________

†	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.

‡	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.