Form 10-Q
period 2015-03-31
DreamWorks Animation SKG, Inc.
filed 2015-05-01
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of April 17, 2015, there were 77,895,892 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$89,662	$34,227
Restricted cash	14,907	25,244
Trade accounts receivable, net of allowance for doubtful accounts (see Note 7 for related party amounts)	173,267	160,379
Receivables from distributors, net of allowance for doubtful accounts (see Note 7 for related party amounts)	214,672	271,256
Film and other inventory costs, net	830,692	827,890
Prepaid expenses	33,478	17,555
Other assets	47,406	40,408
Investments in unconsolidated entities	26,695	35,330
Property, plant and equipment, net of accumulated depreciation and amortization	164,171	180,607
Intangible assets, net of accumulated amortization	180,534	186,141
Goodwill	190,668	190,668
Total assets	$1,966,152	$1,969,705
Liabilities and Equity
Liabilities:
Accounts payable	$9,781	$9,031
Accrued liabilities	164,093	190,217
Payable to former stockholder	3,128	10,455
Deferred revenue and other advances	51,052	33,895
Revolving credit facility	80,000	215,000
Lease financing obligation	183,816	—
Senior unsecured notes	300,000	300,000
Deferred taxes, net	17,388	16,709
Total liabilities	809,258	775,307
Commitments and contingencies (Note 17)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 105,915,146 and 105,718,014 shares issued, as of March 31, 2015 and December 31, 2014, respectively	1,059	1,057
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of March 31, 2015 and December 31, 2014	78	78
Additional paid-in capital	1,179,584	1,172,806
Accumulated other comprehensive loss	(2,637)	(1,827)
Retained earnings	708,007	762,784
Less: Class A Treasury common stock, at cost, 28,019,254 and 27,884,524 shares, as of March 31, 2015 and December 31, 2014, respectively	(780,554)	(778,541)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,105,537	1,156,357
Non-controlling interests	51,357	38,041
Total equity	1,156,894	1,194,398
Total liabilities and equity	$1,966,152	$1,969,705

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share amounts)
Revenues (see Note 7 for related party amounts)	$166,530	$147,241

Operating expenses (income):
Costs of revenues	106,165	156,398
Selling and marketing	8,475	6,262
General and administrative	89,142	47,708
Product development	332	540
Other operating income (see Note 7 for related party amounts)	(2,281)	(1,672)
Operating loss	(35,303)	(61,995)

Non-operating income (expense):
Interest expense, net	(6,334)	(1,773)
Other (expense) income, net	(5,466)	1,218
(Increase) decrease in income tax benefit payable to former stockholder	(25)	927
Loss before loss from equity method investees and income taxes	(47,128)	(61,623)

Loss from equity method investees	6,362	3,260
Loss before income taxes	(53,490)	(64,883)
Provision (benefit) for income taxes	2,400	(22,467)
Net loss	(55,890)	(42,416)
Less: Net (loss) income attributable to non-controlling interests	(1,113)	520
Net loss attributable to DreamWorks Animation SKG, Inc.	$(54,777)	$(42,936)

Net loss per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic and diluted net loss per share	$(0.64)	$(0.51)
Shares used in computing net loss per share
Basic and diluted	85,615	84,484

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net loss	$(55,890)	$(42,416)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(810)	132
Comprehensive loss	(56,700)	(42,284)
Less: Comprehensive (loss) income attributable to non-controlling interests	(1,113)	520
Comprehensive loss attributable to DreamWorks Animation SKG, Inc.	$(55,587)	$(42,804)

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(55,890)	$(42,416)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and write-off of film and other inventory costs	93,352	145,412
Other impairments and write-offs	5,064	—
Amortization of intangible assets	3,977	3,154
Depreciation and amortization	13,374	1,081
Amortization of deferred financing costs	571	242
Stock-based compensation expense	4,399	5,309
Revenue earned against deferred revenue and other advances	(16,469)	(16,188)
Income related to investment contributions	(2,281)	(1,672)
Loss from equity method investees	6,362	3,260
Deferred taxes, net	679	(22,314)
Changes in operating assets and liabilities:
Restricted cash	10,337	—
Trade accounts receivable	(16,704)	(19,091)
Receivables from distributors	54,648	79,267
Film and other inventory costs	(89,192)	(122,837)
Prepaid expenses and other assets	(20,387)	(4,870)
Accounts payable and accrued liabilities	(25,015)	(48,594)
Payable to former stockholder	(7,328)	1,080
Income taxes payable/receivable, net	305	(658)
Deferred revenue and other advances	41,760	27,348
Net cash provided by (used in) operating activities	1,562	(12,487)
Investing activities
Investments in unconsolidated entities	(510)	(7,000)
Purchases of property, plant and equipment	(1,845)	(5,711)
Net cash used in investing activities	(2,355)	(12,711)
Financing activities
Proceeds from stock option exercises	—	261
Deferred financing costs	(5,729)	—
Purchase of treasury stock	(2,013)	(1,278)
Contingent consideration payment	(335)	—
Borrowings from revolving credit facility	340,405	—
Repayments of borrowings from revolving credit facility	(475,405)	—
Proceeds from lease financing obligation	185,000	—
Repayments of lease financing obligation	(1,184)	—
Capital contribution from non-controlling interest holder	15,000	—
Distributions to non-controlling interest holder	(571)	—
Net cash provided by (used in) financing activities	55,168	(1,017)
Effect of exchange rate changes on cash and cash equivalents	1,060	396
Increase (decrease) in cash and cash equivalents	55,435	(25,819)
Cash and cash equivalents at beginning of period	34,227	95,467
Cash and cash equivalents at end of period	$89,662	$69,648
Non-cash investing activities:
Intellectual property and technology licenses granted in exchange for equity interest	$2,225	$1,294
Services provided in exchange for equity interest	55	383
Total non-cash investing activities	$2,280	$1,677
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of amounts refunded	$1,441	$503
Cash paid during the period for interest, net of amounts capitalized	$12,132	$7,515
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2014 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").

Except as described below, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year, or for any future period, as fluctuations can occur based upon the timing of the Company's films' theatrical and home entertainment releases, and deliveries of episodic content.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2015 presentation.

In addition, the Company has historically presented exploitation costs (e.g., advertising and marketing) that are directly attributable to its feature films, television series/specials or live performances as a component of costs of revenues. Due to the Company's continued business diversification efforts and the growth in the variety of business lines in which the Company now operates, the Company's advertising and marketing efforts have become less correlated with its various revenue streams. As a result, the Company has determined that it is more meaningful to present all marketing and distribution expenses incurred directly by the Company as a single line item in its statements of operations. Such selling and marketing expenses primarily consist of advertising and marketing costs, promotion costs, distribution fees and sales commissions to outside third parties. To conform to the new presentation, the Company's statements of operations now includes a line item entitled "selling and marketing expenses," which consist of certain (i) distribution expenses incurred directly by the Company that were previously classified in costs of revenues and (ii) general, non-direct advertising and marketing expenses previously classified in a line item entitled "selling, general and administrative expenses." Distribution and marketing expenses that are incurred by the Company's primary distributors (such as Fox and Paramount) are not included in this new line item because the Company records revenues from these distributors only after the distributors have recouped such costs (refer to the Company's significant accounting policies in Note 2 of the Company's 2014 Form 10-K for further information).

Further, given the nature of the Company's business, the Company has determined that consolidated "gross profit" is no longer a meaningful metric. In order to align the financial statement presentation with the nature of the Company's business, the Company will no longer present this line item in its statements of operations.

Revision

As discussed in the immediately preceding section, the Company's statements of operations presentation historically included advertising and marketing expenses directly attributable to its feature films, television series/specials or live performances in costs of revenues to arrive at "gross profit." As a result, advertising and marketing expenses were incorrectly included in the computation of "gross profit." Accordingly, the Company has revised its prior presentation of advertising and marketing expenses appearing in the accompanying financial statements by decreasing costs of revenues (with a corresponding increase in the new line item entitled "selling and marketing expenses") for the three months ended March 31, 2014 in the amount of $2.5 million. The Company assessed the materiality of this revision on previously issued financial statements and concluded that the revision was not material to the consolidated financial statements because, among other things, there was no impact on previously reported operating income or net income, for any period presented. The Company will continue to revise the classification of previously reported advertising and marketing expenses as they are reported in future quarterly and annual filings.

Segment Gross Profit

The Company continues to believe that advertising and marketing expenses directly attributable to its feature films or television series/specials are an important component in the evaluation of segment profitability. Accordingly, the Company's segment gross profit continues to include the advertising and marketing expenses, as well as other selling and distribution expenses, previously included within costs of revenues. This does not change the amounts of the previously reported segment profitability metric used by the Company's chief operating decision makers to review segment profitability. See Note 14 for the Company's reportable segment disclosures.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned and majority-owned subsidiaries. The Company consolidates less-than-wholly owned entities if the Company has a controlling financial interest in that entity. The Company uses the equity method of accounting for investments in companies in which it has a 50% or less ownership interest and has the ability to exercise significant influence. Such investments are presented as investments in unconsolidated entities on the Company's consolidated balance sheets (refer to Note 7 for further information of such investments). Prior to recording its share of net income or losses from equity method investees, investee financial statements are converted to U.S. GAAP. All significant intercompany accounts and transactions have been eliminated. Intra-entity profit related to transactions with equity method investees is eliminated until the amounts are ultimately realized.

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of March 31, 2015, the Company determined that it continued to have a variable interest in ODW as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 7). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 7 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

The Company also determined that the entity with which it entered into a lease financing obligation is a VIE (see Note 10). The Company concluded that it is not the primary beneficiary of this entity as it does not have the ability to influence or control the entity. As a result, this entity is not consolidated by the Company. The Company's maximum exposure is related to the Sharing Agreement (as further described in Note 10).

Restricted Cash

Restricted cash primarily represents cash accounts maintained by the ATV Joint Venture (refer to Note 3) in which the Company owns a 75% interest. Pursuant to the venture's operating agreement, $25.0 million of the initial cash contribution cannot be commingled with other corporate cash accounts and can only be used to fund the working capital of the ATV Joint Venture. As of March 31, 2015, the remaining balance of this restricted cash amount was $14.9 million.

Other

During the three months ended March 31, 2015, the Company and a third-party entered into agreements forming a new entity to commercialize one of the Company's technology initiatives. The new entity is majority-owned and controlled by the Company and, accordingly, is consolidated by the Company. The Company's consolidated financial statements include a cash contribution from the non-controlling interest holder in the amount of $15.0 million made at the time of formation of the new entity.

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

In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for the Company's fiscal year beginning January 1, 2016, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2016. The adoption of this guidance is expected to have an immaterial impact on the Company's consolidated financial statements.

In February 2015, the FASB issued an accounting standards update to amend existing guidance relating to the evaluation of certain legal entities for potential consolidation. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. In addition, the amendments modify the guidance on evaluating whether a fee paid to a decision maker or a service provider represents a variable interest and whether it should be included in the evaluation of the economics criterion in determining which party is the primary beneficiary of a VIE. In accordance with the accounting standards update, companies are required to reevaluate all legal entities that are considered VIEs to determine whether there is a change in the conclusion as to whether the VIE should be consolidated. The guidance is effective for the Company's fiscal year beginning January 1, 2016, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2016. The Company is currently evaluating the impact that the new standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the model is to recognize revenue when control of goods or services transfers to the customer and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services that have transferred. Under current U.S. GAAP, the Company recognizes revenue when the risks and rewards of ownership transfer to the customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. The guidance is effective for the Company's fiscal year beginning January 1, 2017, including interim periods within that fiscal year. Early adoption is not permitted. However, on April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB's due process requirement, which includes a period for public comments. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). The Company is in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on its consolidated financial statements.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions

Recent Acquisitions

The Company entered into an Agreement and Plan of Merger and Reorganization (the "Big Frame Merger Agreement") pursuant to which, on April 7, 2014 (the "Big Frame Closing Date"), a wholly-owned subsidiary of the Company merged with and into Big Frame, Inc. ("Big Frame"). As a result of this transaction, Big Frame became a wholly-owned subsidiary of the Company. Big Frame is an online multi-channel network. The goodwill that resulted from the acquisition represents the potential synergies between Big Frame and the Company’s multi-channel network presence on the Internet and is not deductible for tax purposes.

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

During the three months ended March 31, 2015, the Company identified measurement period adjustments to previous purchase accounting estimates for the acquisitions of Big Frame and Felix the Cat, which were primarily related to the finalization of net working capital adjustments. These adjustments were immaterial and applied retrospectively to the acquisition date. Accordingly, the Company's consolidated balance sheet as of December 31, 2014 has been adjusted to reflect the effects of the measurement period adjustments. As a result of the final purchase price allocations, the Company's total cash consideration for these two transactions totaled approximately $34.8 million and the primary assets acquired were identifiable intangible assets of $22.3 million and resulting goodwill of $11.4 million. The results of operations for these two acquisitions have been included in the Company's consolidated financial statements since their respective closing dates and had an immaterial impact for the three months ended March 31, 2015.

AwesomenessTV

On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, on May 3, 2013 (the "ATV Closing Date"), a wholly-owned subsidiary of the Company ("the Merger Sub") merged with and into AwesomenessTV, Inc. As a result of this transaction, ATV became a wholly-owned subsidiary of the Company. ATV is a multi-media platform company that generates revenues primarily from the production and distribution of content across a variety of channels including theatrical, home entertainment, television and online video-on-demand. Through ATV's multi-channel network presence on the Internet, the Company will be able to gain access to new content distribution methods, as well as a broader audience. The goodwill acquired represents the potential synergies between ATV's filmed content, character portfolio and the Company's cross-platform expansion plans. The goodwill is allocated to a reporting unit that is a part of the New Media segment.

Contingent Consideration

Pursuant to the Merger Agreement, the Company was originally required to make future cash payments to ATV's former stockholders as part of the total purchase price to acquire ATV. The contingent consideration was to be based on whether ATV increased its adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") over an adjusted EBITDA threshold, over a two-year period (which commenced on January 1, 2014). Adjustments to EBITDA for purposes of determining the contingent consideration earned included, but were not limited to: ATV's employee bonus plan, non-cash gains and losses (such as those related to foreign currency accounting and reversals of prior year accruals) and changes in the fair value of contingent payment liabilities resulting from the acquisition of ATV. The Company estimated the fair value of contingent consideration using significant unobservable inputs in a Monte-Carlo simulation model and based the fair value on the estimated risk-adjusted cost of capital of ATV's adjusted EBITDA following integration into the Company (an income approach). The estimate of the liability fluctuated if there were changes in the forecast of ATV's future earnings or as a result of actual earnings levels achieved. Any changes in estimate of the contingent consideration liability were reflected in the Company's results of operations in the period that the change occurred.

The estimated fair value of the contingent consideration arrangement at the acquisition date was $95.0 million. The key assumptions in applying the income approach were as follows: an 8.5% discount rate, volatility of 32.6% and a probability-adjusted earnings measure for ATV of $25.0 million for 2014 and $41.0 million for 2015. Changes in one or more of the key

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% or a volatility rate of 20.0% would change the estimated fair value of the contingent consideration to $90.5 million and $103.5 million, respectively. Under the original Merger Agreement, the maximum contingent consideration that may be earned was $117.0 million. The estimate of contingent consideration liability increased from $96.5 million as of December 31, 2013 to $99.0 million as of March 31, 2014, primarily due to the passage of time, changes in the forecast of cash flows and changes in the Company's credit risk adjusted rate used to discount obligations to present value. The change in estimate was recorded as a a component of general and administrative expenses in the consolidated statements of operations.

On December 11, 2014, the Company and the former ATV stockholders entered into an amendment to the Merger Agreement. The amendment provides for a fixed payment totaling $80.0 million to such stockholders in lieu of the contingent consideration specified in the Merger Agreement. As a result, the Company's contingent liability was reduced to zero and a gain in the amount of $6.8 million and $16.5 million for the three- and 12-month periods ended December 31, 2014, respectively, was recorded in the 2014 consolidated statements of operations as a change in fair value of contingent consideration.

Additionally, on December 11, 2014, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with an affiliate of Hearst Corporation ("Hearst"). Pursuant to the Unit Purchase Agreement, Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business for a purchase price of $81.25 million. The Company continues to retain control over ATV, and accordingly, the transaction (including the tax effect) was recorded within equity. The Company and Hearst plan to work together to support ATV's efforts to enter into new content channels, broaden its audience and expand its geographic reach. ATV will also gain access to Hearst's subscription video-on-demand technology.

4.	Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of March 31, 2015, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of March 31, 2015, the fair value and the carrying value of the senior unsecured notes was $307.8 million and $300.0 million, respectively. As it relates to the Company's lease financing obligation, as of March 31, 2015, the fair value and the carrying value was $188.5 million and $183.8 million, respectively. The fair value of trade accounts receivable, the senior unsecured notes and the lease financing obligation was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the consolidated balance sheets. The fair value of these investments at March 31, 2015 and December 31, 2014 was measured based on quoted prices in active markets.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Film and Other Inventory Costs

Film, television and other inventory costs consist of the following (in thousands):

	March 31, 2015	December 31, 2014
In release, net of amortization:
Feature films	$454,158	$392,186
Television series and specials	72,733	67,803
In production:
Feature films	146,574	206,240
Television series and specials	81,873	62,426
In development:
Feature films	63,979	88,200
Television series and specials	612	1,118
Product inventory and other(1)	10,763	9,917
Total film, television and other inventory costs, net	$830,692	$827,890
 ____________________

(1)
As of March 31, 2015 and December 31, 2014, this category includes $6.5 million and $6.7 million, respectively, of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution primarily in the home entertainment market.

The Company anticipates that approximately 46% and 79% of the above "in release" film and other inventory costs as of March 31, 2015 will be amortized over the next 12 months and three years, respectively.

During the three months ended March 31, 2015, impairment charges recorded on film and other inventory costs were immaterial.

For the three months ended March 31, 2014, as a result of the weaker-than-expected worldwide theatrical performance of Mr. Peabody and Sherman (released into the domestic theatrical market during March 2014), the Company performed an analysis as of March 31, 2014 to determine whether the unamortized film inventory costs exceeded fair value and was thus impaired. Key assumptions used in the fair value measurement were a discount rate of 7% and estimated remaining cash flows over a period of approximately 15 years. As a result of the analysis, the three-month period ended March 31, 2014 includes an impairment charge of $57.1 million.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets

As of March 31, 2015 and December 31, 2014, intangible assets included $69.4 million of indefinite-lived intangible assets. In addition, intangible assets included definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of March 31, 2015:
Character rights	13.9	$99,000	$(16,381)	$(2,521)	$80,098
Distribution rights	11.2	30,000	(2,371)	—	27,629
Programming content	2.0	11,200	(10,733)	—	467
Trademarks and trade names	10.0	1,410	(251)	—	1,159
Other intangibles	4.4	2,700	(919)	—	1,781
Total		$144,310	$(30,655)	$(2,521)	$111,134

As of December 31, 2014:
Character rights	13.9	$99,000	$(15,101)	$(568)	$83,331
Distribution rights	11.2	30,000	(1,604)	—	28,396
Programming content	2.0	11,200	(9,333)	—	1,867
Trademarks and trade names	10.0	1,410	(216)	—	1,194
Other intangibles	4.4	2,700	(747)	—	1,953
Total		$144,310	$(27,001)	$(568)	$116,741

7.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	March 31,	December 31,
	March 31, 2015	2015	2014
Oriental DreamWorks Holding Limited	45.45%	$14,305	$17,422
All Other(1)	17.5%-50.0%	11	6,029
Total equity method investments		14,316	23,451

Total cost method investments		12,379	11,879
Total investments in unconsolidated entities		$26,695	$35,330
____________________

(1)
As of March 31, 2015, the Company determined that one of its equity method investments was impaired and that the carrying value would not be recoverable, primarily due to the Company's concerns related to the investee's financial condition. As a result, the Company determined that the fair value of the investment was zero and, accordingly, it recorded an impairment charge in the amount of $5.1 million related to such investment. Fair value was estimated using significant unobservable inputs.

Under the equity method of accounting, the carrying value of an investment is adjusted for the Company's proportionate share of the investees' earnings and losses (adjusted for the amortization of any differences in the Company's basis, with respect to the Company's investment in ODW, compared to the Company's share of venture-level equity), as well as contributions to

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and distributions from the investee. The Company classifies its share of income or loss from investments accounted for under the equity method as income/loss from equity method investees in its consolidated statements of operations.

Loss from equity method investees consist of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Oriental DreamWorks Holding Limited(1)	$5,398	$2,210
All Other	964	1,050
Loss from equity method investees	$6,362	$3,260

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from December 1, 2014 to February 28, 2015.

The following table presents summarized financial information for the Company's equity method investees presented in the table above (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues	$2,618	$835
Costs of revenues	$2,707	$687
Net loss	$14,506	$6,774

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $9.4 million had been funded as of March 31, 2015, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $38.7 million had been satisfied as of March 31, 2015). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the three months ended March 31, 2015 and 2014, the Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $2.3 million and $1.7 million, respectively.

As of March 31, 2015, the Company's remaining contributions consisted of the following: (i) $40.6 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $6.7 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	December 31,
	2015	2014
Company's venture-level equity	$40,403	$46,345
Technology and intellectual property licenses(1)	(10,489)	(12,714)
Other(2)	(15,609)	(16,209)
Total ODW investment recorded	$14,305	$17,422
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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China (beginning with The Croods). In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned through ODW's distribution of its feature films of $0.4 million and $0.7 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company's consolidated balance sheets included receivables from ODW of $8.3 million and $7.1 million, respectively, which were classified as a component of trade accounts receivable, and $19.7 million and $19.0 million, respectively, which were classified as a component of receivables from distributors.

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Employee compensation	$64,281	$67,084
Participations and residuals	50,574	50,646
Interest payable	2,715	7,951
Deferred rent	10,639	11,049
Other accrued liabilities	35,884	53,487
Total accrued liabilities	$164,093	$190,217

As of March 31, 2015, the Company estimates that over the next 12 months it will pay approximately $19.3 million of its accrued participation and residual costs.

9.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the three-month periods ended March 31, 2015 and 2014 (in thousands):

			Amounts Earned
			Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2015	2014(3)
Deferred Revenue(1)	$23,693	$1,074	$118	$5,908
Strategic Alliance/Development Advances(2)	417	1,667	7,684	7,138
Other	26,942	31,154	14,547	21,626
Total deferred revenue and other advances	$51,052	$33,895

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  ____________________

(1)	Deferred revenue consists of those arrangements related to the licensing of content for distribution in the home entertainment, television and new media markets.

(2)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended March 31, 2015 and 2014, $4.0 million and $2.4 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended March 31, 2015 and 2014, of the total amounts earned, $0.5 million and $1.0 million, respectively, were recorded as a reduction to other assets. During the three months ended March 31, 2015 and 2014, $0.9 million and $0.5 million, respectively, were recorded as a reduction to prepaid expenses. During the three months ended March 31, 2015 and 2014, of the total amounts earned, $0.6 million and $1.1 million, respectively, were recorded as a reduction to operating expenses.

(3)	Of the total amounts earned in "Other," for the three months ended March 31, 2014, $14.0 million was recorded as a reduction to film and other inventory costs.

10.	Financing Arrangements

Senior Unsecured Notes. On August 14, 2013, the Company issued $300.0 million in aggregate principal amount of 6.875% Senior Notes due 2020 (the "Notes"). In connection with the issuance of the Notes, the Company entered into an indenture (the "Indenture") with The Bank of New York Mellon Trust Company, N.A., as trustee, specifying the terms of the Notes. The Notes were sold at a price to investors of 100% of their principal amount and were issued in a private placement pursuant to the exemptions under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The net proceeds from the Notes amounted to $294.0 million and a portion was used to repay the outstanding borrowings under the Company's revolving credit facility. The Notes are effectively subordinated to indebtedness under the revolving credit facility. The Company is required to pay interest on the Notes semi-annually in arrears on February 15 and August 15 of each year. The principal amount is due upon maturity. The Notes are guaranteed by all of the Company's domestic subsidiaries that also guarantee its revolving credit facility.

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

Revolving Credit Facility. Prior to February 20, 2015, the Company had a revolving credit facility with a number of banks which allowed the Company to borrow up to a maximum of $400.0 million ("Prior Credit Agreement"). On February 20, 2015, the Company and the facility banks amended and restated the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement allows the Company to have outstanding borrowings of up to $450.0 million at any one time, on a revolving basis. The Company and one or more of the lenders may from time to time, so long as no default or event of default has occurred under the Restated Credit Agreement, agree to increase the commitments under the Restated Credit Agreement by up to $50.0 million.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Restated Credit Agreement, the Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts (per draw) is determined by reference to either (i) the lending banks' base rate plus 1.50% per annum or (ii) the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum. The Restated Credit Agreement also contains a sublimit for letters of credit. The Company is required to pay to the lenders under the Restated Credit Agreement a letter of credit participation fee equal to the applicable margin for LIBOR-based borrowings on the average daily undrawn amount of outstanding letters of credit and pay to each issuer of letters of credit a letter of credit fronting fee equal to 0.125% per annum on the average daily undrawn amount of outstanding letters of credit issued by such letter of credit issuer. The Restated Credit Agreement requires the Company to maintain a specified ratio of total debt to total capitalization, and limits the outstanding credit exposure under the Restated Credit Agreement to a specified ratio of net remaining ultimates to the outstanding credit exposure under the Restated Credit Agreement, plus an additional amount based on the valuation of the Company's film library. Subject to specified exceptions, the Restated Credit Agreement also restricts the Company and its subsidiaries from taking certain actions, such as granting liens, entering into any merger or other significant transactions, making distributions (including dividends), entering into transactions with affiliates, agreeing to negative pledge clauses and restrictions on subsidiary distributions, and modifying organizational documents. The obligations of the Company under the Restated Credit Agreement are guaranteed by substantially all the subsidiaries of the Company organized under the laws of the United States of America, and substantially all the tangible and intangible assets of the Company and such subsidiaries are pledged as collateral against borrowings under the Restated Credit Agreement.

Lease Financing Obligation. On February 23, 2015, the Company, as seller, entered into a purchase agreement (the "Glendale Purchase Agreement") with a third party buyer ("Landlord") involving the Company’s headquarters facility located in Glendale, California (the "Property"). The Property is comprised of, among other things, 10 buildings on approximately 14.7 acres of land. Pursuant to the Glendale Purchase Agreement, the Company sold the Property to Landlord for a purchase price of $185.0 million. In addition, the Company entered into a sharing agreement (the "Sharing Agreement") with the Landlord whereby the Company will either pay or receive 50% of the net appreciation or depreciation in the sale price of the Property if the Landlord sells the property to a third-party prior to February 23, 2016. If the Property is not sold by February 23, 2016, then the fair market value of the Property as of such date will be used to determine the net appreciation or depreciation in which the Company and the Landlord will share (up to a maximum payment of $10.0 million by either party).

Concurrently with the sale of the Property, the Company and Landlord entered into a lease agreement (the "Lease"), pursuant to which Landlord leased the Property to the Company commencing immediately following the consummation of the sale. Annual rent during the initial term of the Lease starts at approximately $13.2 million, and increases one and one-half percent each year. The initial term of the Lease is 20 years, and the Company has four consecutive renewal options of five years each. The first two of such renewal terms are subject to fixed rent increasing by one and one-half percent each year, and the rent during each of such last two renewal terms will be the greater of (i) the rent in effect immediately preceding such renewal term or (ii) the then-current fair market value rent. The Lease is structured as a "triple net" lease, meaning that the Company is responsible for all expenses arising from the use or operation of the Property, including repairs, maintenance, insurance and taxes. The Lease also contains provisions regarding the obligations of the Company and Landlord in connection with a casualty or condemnation of the Property. Other than a sale by the initial Landlord party to the Lease, if any subsequent landlord decides to sell or otherwise convey title to the Property to a third party during the term of the Lease, the Company shall have a right of first refusal to purchase the Property on the same terms offered to such third party.

The Company accounted for the sale and lease arrangement (as described above) as a financing transaction as it did not qualify for sale-leaseback accounting treatment because of the Company's continuing involvement through the Sharing Agreement. Under the financing accounting method, the Property assets remain on the Company's consolidated balance sheets and proceeds received by the Company are recorded as a financing liability. Payments under the Lease are applied as payments of deemed principal and imputed interest on the underlying financing obligation. The Company currently anticipates that this transaction will be classified as a sale and leaseback of the property upon completion of the requirements under the Sharing Agreement.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2015, payments required on the lease financing obligations were as follows (in thousands):

2015	$8,780
2016	13,335
2017	13,535
2018	13,738
2019	13,944
2020 and thereafter	322,269
Total payments	385,601
Less: interest implicit in obligation	(201,785)
Total lease financing obligation	$183,816

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

					Interest Expense
					Three Months Ended
	Balance Outstanding at		Maturity Date		March 31,
	March 31, 2015	December 31, 2014		Interest Rate at March 31, 2015	2015	2014
Senior Unsecured Notes	$300,000	$300,000	August 2020	6.875%	$4,446	$2,234
Revolving Credit Facility	$80,000	$215,000	February 2020	2.67%	$1,340	$375
Lease Financing Obligation	$183,816	N/A	February 2035	6.70%	$1,141	N/A
____________________
N/A: Not applicable

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three months ended March 31, 2015 and 2014, the Company incurred interest costs totaling $8.5 million and $6.1 million, respectively, of which $1.0 million and $3.2 million, respectively, were capitalized to film costs.

As of March 31, 2015, the Company was in compliance with all applicable financial debt covenants.

11.	Income Taxes

The Company typically determines its interim income tax provision by using the estimated annual effective tax rate and applying that rate to income/loss on a current year-to-date basis, adjusted for the tax effects of items that relate discretely to the interim period, if any. However, if minor changes to forecasted annual pre-tax earnings have a significant effect on the estimated annual effective tax rate, the Company may determine that this method would not be appropriate and that a different method should be applied. Furthermore, as a result of a partial increase in the tax basis of the Company's tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of the Company's 2004 initial public offering, the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future (refer to the Company's 2014 Form 10-K for a more detailed description). The Company is obligated to remit to the affiliate of the former stockholder 85% of any realized cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits. Due to the effect of this arrangement on the Company's provision for income taxes, the Company also combines the effect of the increase/decrease in income tax benefit payable to former stockholder (referred to as the combined effective tax rate).

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilized the annual effective tax rate method (as described above) to calculate the income tax provision for the three months ended March 31, 2015. However, as it relates to the three months ended March 31, 2014, the Company determined that the annual effective tax rate method would not represent a reliable estimate of the interim income tax provision. As a result, the Company utilized a discrete period method to calculate taxes for the three months ended March 31, 2014. Under the discrete period method, the Company determines the income tax provision based upon actual results as if the interim period were an annual period.

For the three months ended March 31, 2015, the Company recorded a provision for income taxes of $2.4 million, or an effective tax rate of (4.5)%. For the three months ended March 31, 2015, the Company's combined effective tax rate was also (4.5)%. For the three months ended March 31, 2014, the Company recorded a benefit for income taxes of $22.5 million, or an effective tax rate of 34.1%. However, the combined effective tax rate for the three months ended March 31, 2014 was 35.5%. The effective tax rate and the combined effective tax rate for the three months ended March 31, 2015 was primarily attributable to foreign taxes, as well as the effect of a valuation allowance. The difference in the Company's effective tax rate and combined effective tax rate for the three months ended March 31, 2015 compared to the rates during the three months ended March 31, 2014 was primarily due to the valuation allowance established, during the three months ended December 31, 2014, against the Company's deferred tax assets.

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's California state tax returns for all years subsequent to 2009 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2012 through 2013.

12.	Stockholders’ Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three months ended March 31, 2015 and 2014, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2015, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

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

The following table presents the changes in equity for the three-month periods ended March 31, 2015 and 2014 (in thousands):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2014	$1,156,357	$38,041	$1,194,398
Stock-based compensation	6,780	—	6,780
Purchase of treasury shares	(2,013)	—	(2,013)
Foreign currency translation adjustments	(810)	—	(810)
Capital contribution from non-controlling interest holder	—	15,000	15,000
Distributions to non-controlling interest holder	—	(571)	(571)
Net loss	(54,777)	(1,113)	(55,890)
Balance as of March 31, 2015	$1,105,537	$51,357	$1,156,894

Balance as of December 31, 2013	$1,404,795	$1,224	$1,406,019
Stock option exercises	261	—	261
Stock-based compensation	9,068	—	9,068
Purchase of treasury shares	(1,246)	—	(1,246)
Foreign currency translation adjustments	132	—	132
Net (loss) income	(42,936)	520	(42,416)
Balance as of March 31, 2014	$1,370,074	$1,744	$1,371,818

13.	Stock-Based Compensation

The Company recognizes compensation costs for equity awards granted to its employees based on each award's grant-date fair value. Most of the Company's equity awards contain vesting conditions dependent upon the completion of specified service periods or achievement of established sets of performance criteria. Compensation cost for service-based equity awards is recognized ratably over the requisite service period. Compensation cost for certain performance-based awards is recognized using a graded expense-attribution method and is adjusted to reflect the estimated probability of vesting. The Company has granted performance-based awards where the value of the award upon vesting will vary depending on the level of performance ultimately achieved (for example, during the year ended December 31, 2014, the Company granted awards that vest only if the Company achieves positive earnings before interest and taxes for the year ending December 31, 2015). The Company recognizes compensation cost for these awards based on the level of performance expected to be achieved. The Company will recognize the impact of any change in estimate in the period of the change.

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three-month periods ended March 31, 2015 and 2014, respectively, were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total stock-based compensation	$4,399	$5,309
Tax impact(1)	198	(1,885)
Reduction in net income, net of tax	$4,597	$3,424
 ____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the statements of operations line item "Increase/decrease in income tax benefit payable to former stockholder" (see Note 11).

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation cost capitalized as a part of film costs was $2.3 million and $3.7 million for the three-month periods ended March 31, 2015 and 2014, respectively.

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)
2015
Restricted stock units	777	$21.41
2014
Restricted stock and restricted stock units	224	$29.91

As of March 31, 2015, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $72.5 million and will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.9 years.

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

Segment performance is evaluated based on revenues and segment gross profit. The Company does not allocate assets to each of its operating segments, nor do the Company's chief operating decision makers evaluate operating segments using discrete asset information. Information on the reportable segments and a reconciliation of total segment revenues and segment gross profit to consolidated financial statements are presented below (in thousands):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Feature Films	$128,020	$110,097
Television Series and Specials	18,013	17,969
Consumer Products	15,116	12,067
New Media	4,583	4,093
All Other	798	3,015
Total consolidated revenues	$166,530	$147,241

Segment gross profit (loss)(1)
Feature Films	$40,977	$(25,388)
Television Series and Specials	3,451	5,759
Consumer Products	6,538	6,004
New Media	2,115	(80)
All Other	495	257
Total segment gross profit (loss)	$53,576	$(13,448)

Reconciliation to consolidated loss before income taxes:
Selling and marketing expenses(2)	1,686	1,971
General and administrative expenses	89,142	47,708
Product development expense	332	540
Other operating income	(2,281)	(1,672)
Non-operating expenses (income)	11,825	(372)
Loss from equity method investees	6,362	3,260
Total consolidated loss before income taxes	$(53,490)	$(64,883)
____________________

(1)
The Company defines segment gross profit as segment revenues less segment costs of revenues (which is comprised of costs of revenues and certain costs classified as a component of "selling and marketing" in its statements of operations). Refer to Note 1 for further information related to changes made to the Company's statement of operations presentation.

(2)	Represents certain selling and marketing expenses that are not included as a component of segment gross profit due to the general nature of such expenses.

The following table presents goodwill for each of the Company's reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	New Media	Total
Balance as of March 31, 2015 and December 31, 2014	$43,995	$6,111	$12,219	$128,343	$190,668

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Related Party Transactions

Transactions with ODW

During the three months ended March 31, 2015, the Company had various transactions with a related party, ODW. See Note 7 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV have formed joint ventures related to the music business. As it relates to these arrangements, for the three months ended March 31, 2015 and 2014, revenues recognized were not material. As of March 31, 2015 and December 31, 2014, the Company's deferred revenue and other advances (see Note 9) included a cash advance received of approximately $5.0 million, related to music licensing revenues.

Transactions with Vessel

One of the Company's directors, Jason Kilar, is the chief executive officer and a significant stockholder in Vessel, a start-up subscription Internet video service company. Vessel has entered into (and is expected to continue to enter into) content and referral agreements with clients of ATV. The agreements in effect provide for minimum payments during the next three years to ATV clients, with additional payments depending on applicable advertising and subscription revenues. Although ATV is not a party to these agreements, it will receive a percentage of the amounts paid to its clients under the terms of its arrangements with its individual clients. During the three months ended March 31, 2015, amounts received under these arrangements were immaterial.

16.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's primary third-party distributors, Fox and Paramount. Fox represented approximately 26% and 14% of total revenue for the three-month periods ended March 31, 2015 and 2014, respectively. Paramount represented approximately 11% and 28% of total revenue for the three-month periods ended March 31, 2015 and 2014, respectively. In addition, during the three months ended March 31, 2015 and 2014, 44% and 41%, respectively, of the Company's revenues were earned through license arrangements with Netflix, Inc. ("Netflix").

As of March 31, 2015 and December 31, 2014, approximately 65% and 49%, respectively, of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix.

17.Commitments and Contingencies

Legal Proceedings

Shareholder Class Action and Derivative Lawsuits. In August 2014, two putative shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors in the U.S. District Court for the Central District of California. These lawsuits have been consolidated and generally assert that, between October 29, 2013 and July 29, 2014, the Company and certain of its officers and directors made alleged material misstatements and omissions regarding the financial performance of Turbo. In September 2014, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California against the Company (nominally and in a derivative capacity) and several of its officers and directors for alleged violations of fiduciary duties to the Company for, among other things, permitting the Company to issue alleged material misstatements and omissions regarding the financial performance of Turbo. This lawsuit generally asserts, purportedly on the Company's behalf, the same underlying factual allegations as those made in the class action lawsuits discussed above and has been deemed a related case. These lawsuits seek to recover damages on behalf of shareholders as well as other equitable and unspecified monetary relief. On April 1, 2015, the court granted the Company's motion to dismiss the consolidated securities class action lawsuit, with leave to amend. On April 16, 2015, the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plantiffs informed the Company that they had elected not to amend their complaint, and the case was dismissed on April 24, 2015. The derivative class action has not been dismissed. The Company intends to vigorously defend against these lawsuits. At this time the Company is unable to reasonably predict the ultimate outcome of the lawsuits, nor can it reasonably estimate a range of possible loss.

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

18.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss attributable to DreamWorks Animation SKG, Inc.	$(54,777)	$(42,936)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation:
Weighted average common shares outstanding	85,734	84,588
Less: Unvested restricted stock	(119)	(104)
Denominator for basic and diluted calculation	85,615	84,484
Net loss per share—basic and diluted	$(0.64)	$(0.51)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts. Due to the Company's loss for each of the three-month periods ended March 31, 2015 and 2014, all potential common stock equivalents are anti-dilutive.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,
	2015	2014
Options to purchase shares of common stock and restricted stock awards	1,135	344
Stock appreciation rights	—	24
Total	1,135	368

The following table sets forth (in thousands) the number of equity awards that are contingently issuable (assuming the required performance conditions had been satisfied as of the dates shown in the table) and that could potentially dilute earnings per share in future periods provided that the Company has net income:

	Three Months Ended
	March 31,
	2015	2014
Options to purchase shares of common stock and restricted stock awards	1,372	941

19.	Restructuring and Related Charges

2015 Restructuring Plan

On January 22, 2015, the Company announced its restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, the Company made changes in its senior leadership team and also made changes based on its reevaluation of the Company's feature film slate. The 2015 Restructuring Plan activities resulted, or will result, in charges related to employee-related costs resulting from headcount reductions, lease obligations and other costs associated with the closure of one of the Company's facilities, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014. The Company expects that the remaining costs will be primarily incurred during the year ending December 31, 2015, primarily related to relocation and contractual obligations. The actions associated with the restructuring plan primarily impact the Feature Film segment and are expected to be substantially completed during 2015.

Impact to 2015 Financial Results

For the three months ended March 31, 2015, the Company incurred charges for the Company's 2015 Restructuring Plan as follows (in thousands):

Three Months Ended
March 31, 2015
Employee termination costs	$4,587
Relocation and other employee-related costs	1,496
Accelerated depreciation and amortization charges	9,279
Total restructuring and related charges	$15,362

Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. The Company also employs individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefit costs related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Such costs were recorded during the three months ended March 31, 2015 as this was the period in which the terms of the restructuring plan had been established, management with the appropriate authority committed to the plan and communication to employees had occurred. Such costs are classified in general and administrative

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses in the Company's consolidated statements of operations. During the three months ended March 31, 2015, employee termination costs included approximately 160 additional employees. As a result, cumulative employee termination costs related to the 2015 Restructuring Plan were attributable to approximately 500 employees.

Relocation and other employee-related costs primarily consist of costs to relocate employees from the Company's Northern California facility to its Southern California facility. Such costs are expensed as incurred and are classified within general and administrative expenses.

Accelerated depreciation and amortization charges for the 2015 Restructuring Plan were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. The estimated useful lives of certain property, plant and equipment changed as a result of the Company’s decision to exit its Northern California facility. Such costs are classified within general and administrative expenses.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits (excluding stock-based compensation) in connection with the 2015 Restructuring Plan (in thousands):

Employee Termination Benefits
Balance at December 31, 2014	$36,808
Costs incurred	10,286
Changes in estimate	(5,036)
Payments and other	(6,568)
Balance at March 31, 2015	$35,490

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q (the "Quarterly Report") contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Risk Factors" section included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), including our 2014 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.

Management Overview

The following is a summary of the significant items that affected our financial results for the three months ended March 31, 2015:

•
During the three months ended March 31, 2015, we incurred a net loss (excluding net loss attributable to non-controlling interests) of $54.8 million, or a loss of $0.64 per share. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the three months ended March 31, 2015, we released our feature film Home, which contributed revenues to the Feature Films and Consumer Products segments totaling $3.1 million. A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Feature Films Segment—Current year theatrical releases."

•
As a result of our 2015 Restructuring Plan (as described below, as well as described in Note 19 to the unaudited consolidated financial statements contained elsewhere in this Form 10-Q), we incurred restructuring and restructuring-

related charges totaling $15.4 million related to employee termination and other employee-related costs and accelerated depreciation and amortization charges. In addition, we incurred incremental costs related to additional labor and other excess costs in order to execute the restructuring plans totaling $16.5 million. Further discussion is provided in the section entitled "—Overview of Financial Results—General and Administrative."

•
During the three months ended March 31, 2015, we sold our headquarters facility for a purchase price of $185.0 million. Concurrent with the sale of the facility, we entered into a lease agreement with the seller pursuant to which we leased the facility back commencing immediately following the consummation of the sale. This transaction was accounted for under the financing method and was classified as a lease financing obligation on our consolidated balance sheets due to our continuing involvement in the property through a sharing agreement (as further described in Note 10 to our unaudited consolidated financial statements contained elsewhere in this Quarterly Report). We currently anticipate that this transaction will be classified as a sale and leaseback of the property upon completion of the requirements under the sharing agreement.

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

As disclosed in Note 1 to the unaudited consolidated financial statements contained elsewhere in this Form 10-Q, our statements of operations presentation historically reflected exploitation costs in costs of revenues to arrive at "gross profit." We have revised our statements of operations presentation to remove advertising and marketing expenses from costs of revenues. However, we continue to believe that advertising and marketing expenses directly attributable to our feature films or television series/specials are an important component in our evaluation of segment profitability. Accordingly, our segment gross profit continues to include the advertising and marketing expenses, as well as other selling and distribution expenses, previously included within costs of revenues. This does not change the amounts of the previously reported segment profitability metric used by the Company's chief operating decision makers to review segment profitability. See Note 1 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further details of these presentation changes.

2015 Restructuring Plan

On January 22, 2015, we announced our restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, we made changes in our senior leadership team and also made changes based on our reevaluation of our feature film slate. We expect that the 2015 Restructuring Plan activities will result in charges related to employee-related costs resulting from headcount reductions of approximately 500 employees, lease obligations and other costs associated with the closure of our Northern California facility, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014. In aggregate, we expect to make cash payments totaling approximately $104.3 million related to our 2015 Restructuring Plan, comprised primarily of (i) severance, benefits and contractual obligations and (ii) excess labor costs. We expect that the remaining costs will be primarily incurred during the year ending December 31, 2015. We expect to make cash payments of approximately $73.5 million related to severance, benefits and contractual obligations, of which $15.1 million had been paid as of March 31, 2015. We expect to pay an additional $40.7 million related to such items during the nine months ending December 31, 2015, with the remainder of such expenses primarily being paid in 2016. We also expect to make aggregate cash payments of $30.8 million associated with excess labor costs (further described below). During the three months ended March 31, 2015, we paid approximately $14.1 million related to excess labor costs. We expect to pay an additional $16.7 million related to excess labor, which will primarily be paid during the nine months ending December 31, 2015. The actions associated with the restructuring plan are expected to be substantially completed during 2015.

The following table summarizes the costs that we incurred during the three months ended March 31, 2015, the remaining costs we expect to incur in order to execute upon our 2015 Restructuring Plan, as well as amounts previously incurred (in millions):

	Three Months Ended	Future	Incurred through
	March 31, 2015	Periods	December 31, 2014
Employee termination costs	$4.6	$—	$43.4
Relocation and other employee-related costs	1.5	5.5	—
Lease obligations and related charges	—	6.7	—
Accelerated depreciation and amortization charges	9.3	10.0	—
Film and other inventory write-offs	—	—	155.5
Other contractual obligations	—	—	11.2
Additional labor and other excess costs	16.5	21.8	—
Total restructuring and related charges	$31.9	$44.0	$210.1

Employee Termination Costs. Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. We also employ individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefit costs related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Such costs were recorded during the three months ended March 31, 2015, which is the period in which the terms of the restructuring plan had been established, management with the appropriate authority committed to the plan and communication to employees had occurred. Such costs are classified within general and administrative expenses.

Relocation and Other Employee-Related Costs. Relocation and other employee-related costs primarily consist of expected costs to relocate employees from our Northern California facility to our Southern California facility. Such costs are expensed as incurred and will be primarily incurred during the year ending December 31, 2015. Such costs are classified within general and administrative expenses.

Lease Obligations and Related Charges. Lease obligations and related charges largely consist of remaining rent payments that we expect to incur prior to exiting our Northern California facility. We expect that these charges will be incurred during the years ending December 31, 2015 and 2016. Such costs will be classified within general and administrative expenses.

Accelerated Depreciation and Amortization Charges. Accelerated depreciation and amortization charges consist of our estimate of the incremental charges we expect to incur as a result of shortened estimated useful lives of certain property, plant and equipment as a result of the decision to exit our Northern California facility. We expect that these charges will primarily be incurred during the year ending December 31, 2015. Such costs are classified within general and administrative expenses.

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

Additional Labor and Other Excess Costs. We have incurred, and we anticipate that we will continue to incur, additional costs primarily related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. In addition, we expect to incur excess costs due to the closure of our Northern California facility and primarily relate to costs that we expect to incur to continue to operate the facility until we exit the facility. These costs have historically been included in capitalized overhead but are now expensed as incurred. We expect that additional labor and other excess costs will primarily be incurred during the year ending December 31, 2015. Such costs are classified within general and administrative expenses.

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

For further information on our business, refer to Note 1 of our unaudited consolidated financial statements in "Part I—Item 1." For further details of our primary distribution and servicing arrangements, see "Part I—Item 1—Business—Distribution and Servicing Arrangements" of our 2014 Form 10-K.

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

As such, under the various distributor agreements, each film's total exploitation expenses and distribution fees are offset against that film's revenues on a worldwide basis across all markets, and our distributors report no revenue to the Company until the first period in which an individual film's cumulative worldwide gross revenues exceed its cumulative worldwide gross distribution fee and exploitation costs, which may be several quarters after a film's initial theatrical release. Additionally, as the cumulative revenues and cumulative costs for each individual film are commingled among all markets and geographical territories and our distributors only report additional revenue to us for a film in those reporting periods in which that film's cumulative worldwide gross revenues continue to exceed its cumulative worldwide gross costs, our reported revenues in any period are often a result of gross revenues with respect to an individual film generated in one or several territories being offset by the gross costs of both related and unrelated territories, as well as markets, for such film.

Our films are distributed in foreign countries and, in recent years, we have derived on average 70% of our worldwide box office receipts and 61% of our feature film revenue from foreign countries. A significant amount of our transactions in foreign countries is conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Market and Exchange Rate Risk—Foreign Currency Risk" of our 2014 Form 10-K.

Television Series and Specials

Our business activities also include the development, production and exploitation of episodic series, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television series/specials and direct-to-video product are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. We entered into long-term agreements with Netflix in June 2013, in May 2014 with the German television network SuperRTL and, in February 2014, with southern European media company Planeta Junior regarding the production and distribution of existing and future episodic series. Each agreement provides for us to deliver over 1,000 episodes of newly created series based on our properties, including characters from the Classic Media library. Under both agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to Netflix or SuperRTL. Additionally, we have entered into agreements for the distribution of our episodic series content with media companies in countries not covered by the Netflix and SuperRTL arrangements.

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

In December 2014, we entered into an agreement with an affiliate of Hearst, whereby Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. We consolidate the results of the ATV Joint Venture as we are the controlling party. The Company and Hearst expect to work together to support ATV efforts to enter into new content channels, broaden its audience and expand its geographic reach. ATV will also gain access to Hearst’s subscription video-on-demand platform.

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

Consumer Products. Costs of revenues associated with our Consumer Products segment are primarily related to the portion of amortization of capitalized costs of our film and television series/specials, as well as amortization of certain intangible assets, associated with consumer product and licensing revenues. Costs of revenues also include participation costs.

New Media. Costs of revenues associated with our New Media segment are those attributable to ATV and related businesses. Such costs are primarily related to the amortization of content production costs.

All Other. All Other costs of revenues include those attributable to our live performance business (excluding consumer product revenues which are included in the Consumer Products segment) and costs related to ancillary revenue streams.

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

Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is substantially reduced after a film’s initial theatrical release, and thus, to the extent that we record a material impairment charge, it generally occurs in the quarter of a film's initial theatrical release. For example, in the quarter ended March 31, 2014, we recorded an impairment charge of $57.1 million with respect to our film Mr. Peabody and Sherman, which was released in March 2014. We may also from time to time observe indicators of impairment subsequent to a film’s initial worldwide theatrical release, such as lower-than-expected performance in home entertainment and other post-theatrical markets, which result in a reduction in our estimate of a film’s Ultimate Revenues and may result in an impairment of the film in periods following its initial theatrical release. For example, Turbo was initially released in July 2013 in the domestic theatrical market and we recorded an impairment charge on the film during the quarter ended December 31, 2013.

As it relates to titles that have been impaired, additional impairments may be subsequently recorded if the uncertain components of our future revenues associated with those titles (e.g., those related to home entertainment sales) do not materialize as currently expected. For example, in November 2014, we released The Penguins of Madagascar into the domestic theatrical market and performance has been below our forecast. As a result, during the quarter ended December 31, 2014, we recorded an impairment charge in the amount of $30.3 million. As of March 31, 2015, remaining unamortized capitalized production costs related to The Penguins of Madagascar were approximately $89.3 million. A reduction of 10% in our estimated future variable revenues attributable to The Penguins of Madagascar would result in an additional impairment charge of approximately $1.0 million to $5.0 million.

Selling and Marketing Expenses

Beginning with the quarter ended September 30, 2014, our statements of operations now include a financial statement line item titled "Selling and Marketing" (see "—Management Overview" and Note 1 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further information).

Selling and marketing expenses primarily consist of advertising and marketing costs, promotion costs, distribution fees and sales commissions to outside third parties. Generally, given the structure of our feature film distribution arrangements, we do not incur distribution and marketing costs or third-party distribution and fulfillment service fees associated with our feature films. Distribution and marketing costs associated with the exploitation of our feature films would be included in selling and marketing expenses to the extent that we caused our distributors to make additional expenditures in excess of mutually agreed amounts. Our television series and specials are typically not subject to the same distribution agreements as our feature films, and accordingly, selling and marketing expenses include distribution and marketing costs directly incurred by us.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, as a result of our restructuring plans (as described in Note 19 of the unaudited consolidated financial statements contained in Item 1 of this Quarterly Report), our general and administrative expenses also include restructuring and restructuring-related charges.

Product Development Expenses

Product development expenses primarily consist of research and development costs related to our technology.

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

	Three Months Ended
	March 31,		Increase (Decrease)
	2015	2014(1)	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$166.5	$147.2	$19.3	13.1%
Operating expenses (income):
Costs of revenues	106.2	156.4	(50.2)	(32.1)%
Selling and marketing	8.5	6.2	2.3	37.1%
General and administrative	89.1	47.7	41.4	86.8%
Product development	0.3	0.5	(0.2)	(40.0)%
Other operating income	(2.3)	(1.7)	0.6	35.3%
Operating loss	(35.3)	(61.9)	(26.6)	(43.0)%

Non-operating income (expense):
Interest expense, net	(6.3)	(1.8)	4.5	NM
Other (expense) income, net	(5.5)	1.2	(6.7)	NM
(Increase) decrease in income tax benefit payable to former stockholder	—	0.9	(0.9)	(100.0)%
Loss before loss from equity method investees and income taxes	(47.1)	(61.6)	(14.5)	(23.5)%

Loss from equity method investees	6.4	3.3	3.1	93.9%
Loss before income taxes	(53.5)	(64.9)	(11.4)	(17.6)%
Provision (benefit) for income taxes	2.4	(22.5)	24.9	NM
Net loss	(55.9)	(42.4)	13.5	31.8%
Less: Net (loss) income attributable to non-controlling interests	(1.1)	0.5	(1.6)	NM
Net loss attributable to DreamWorks Animation SKG, Inc.	$(54.8)	$(42.9)	$11.9	27.7%

Diluted net loss per share attributable to DreamWorks Animation SKG, Inc.	$(0.64)	$(0.51)	$0.13	25.5%
Shares used in computing diluted net loss per share	85.6	84.5		1.3%
____________________
NM: Not Meaningful.

(1)
Our results for the three months ended March 31, 2014 included write-downs of film costs totaling $57.1 million. See "—Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014—Revenues and Segment Costs of Revenues—Feature Films Segment" for further details.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following chart sets forth (in millions, except percentages), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
Revenues ($ in millions)
$180
$165
$150
$135
$120
$105
$90
$75
$60
$45
$30
$15
$0
$166.5(1)
Feature Films, $128.0
76.9%
Television Series and Specials, $18.0
10.8%
Consumer Products, $15.1
9.0%
2.8%
0.5%
New Media, $4.6
All Other, $0.8
$147.2(1)
Feature Films, $110.1
74.8%
Television Series and Specials, $17.9
12.2%
Consumer Products, $12.1
8.2%
2.8%
2.0%
New Media, $4.1
All Other, $3.0
1Q 2015
1Q 2014

________________

(1)
For each period shown, "Feature Films" consists of revenues attributable to the exploitation of feature films in the theatrical, television, home entertainment and digital markets. "Television Series and Specials" consists of revenues attributable to the exploitation of television, direct-to-video and other non-theatrical content. "Consumer Products" consists of revenues attributable to our merchandising and licensing activities related to the exploitation of our intellectual property rights. "New Media" consists of revenues attributable to ATV and related businesses. "All Other" consists of revenues not attributable to the reportable segments.

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$128.0	$110.1	$17.9	16.3%
Segment costs of revenues	87.0	135.5	(48.5)	(35.8)%
Segment gross profit (loss)	$41.0	$(25.4)	$66.4	NM
____________________
NM: Not Meaningful.

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 (in millions).

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
$128.0(1)
Home, $2.9
The Penguins of Madagascar, $2.0
How to Train Your Dragon 2, $41.4
$74.9
Mr. Peabody and Sherman, $31.5
Turbo, $12.3
Library, $37.9
$110.1(1)
Mr. Peabody and Sherman, $3.0
Turbo, $22.3
$64.0
The Croods, $41.7
Rise of the Guardians, $3.4
Madagascar 3, $1.8
$5.2
Library, $37.9
1Q 2015
1Q 2014
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category decreased slightly to $2.9 million during the three months ended March 31, 2015 compared to $3.0 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, Home (March 2015 theatrical release) contributed ancillary revenues of $2.9 million, or 1.7% of consolidated revenues. As is somewhat typical for many of our new theatrical releases, our primary distributor, Fox, did not report any theatrical revenue to us during the three months ended March 31, 2015 for Home as Fox is entitled to recover its marketing and distribution costs before they are required to report to us any revenue generated from the exploitation of this film. We currently anticipate that Fox will begin reporting revenue to us during the three months ending June 30, 2015 as a result of the film's performance in the worldwide theatrical markets. During the three months ended March 31, 2014, Mr. Peabody and Sherman (March 2014 release) contributed $3.0 million, or 2.0% of consolidated revenues, earned in the ancillary markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category increased $10.9 million, or 17.0%, to $74.9 million during the three months ended March 31, 2015 when compared to $64.0 million of revenues earned during the three months ended March 31, 2014. The increase was primarily due to home entertainment revenues generated by our feature film How to Train Your Dragon 2 (June 2014 release), which was a stronger-performing title when compared to Turbo (July 2013 release). This increase was partially offset by a decrease in revenues as Mr. Peabody and Sherman (March 2014 release) contributed a lower amount of revenues during the three months ended March 31, 2015 when compared to the amount of revenues contributed by The Croods (March 2013 release) during the three months ended March 31, 2014.

For the three months ended March 31, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 and Mr. Peabody and Sherman. The Penguins of Madagascar contributed $2.0 million (or 1.2% of consolidated revenues) of ancillary revenues. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $41.4 million (or 24.9%) and $31.5 million (or 18.9%) of revenues, respectively, primarily related to each title’s SVOD distribution.

For the three months ended March 31, 2014, "Prior year theatrical release" revenues consisted of those generated by The Croods and Turbo. During the three months ended March 31, 2014, The Croods and Turbo contributed $41.7 million (or 28.3%) and $22.3 million (or 15.1%) of revenues, respectively, primarily related to each title's SVOD distribution.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category increased $7.1 million to $12.3 million during the three months ended March 31, 2015 when compared to $5.2 million of revenues during the three months ended March 31, 2014. Although there was only one title that comprised the "Preceding year theatrical releases" category during the three months ended March 31, 2015 compared to two titles during the same period of the prior year, revenues increased as a result of a non-routine licensing arrangement attributable to the home entertainment market related to Turbo (July 2013 release), which was earned during the three months ended March 31, 2015.

Preceding year theatrical release revenues during the three months ended March 31, 2015 consisted of those related to Turbo, which contributed $12.3 million (or 7.4%) of consolidated revenues, primarily earned in the international home entertainment market. Preceding year theatrical release revenues during the three months ended March 31, 2014 were comprised of Rise of the Guardians and Madagascar 3, which contributed an aggregate of $5.2 million, or 3.5%, of consolidated revenues, primarily earned in the worldwide home entertainment market.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues from our "Library" category remained consistent at $37.9 million during each of the three-month periods ended March 31, 2015 and 2014. During the three months ended March 31, 2015, Library revenues included those generated in the home entertainment market by How to Train Your Dragon, which benefited from the home entertainment release of the sequel How to Train Your Dragon 2 (released into the home entertainment market in November 2014). In addition, during the three months ended March 31, 2015, our "Library" category included recoveries totaling $6.3 million from previously established home entertainment reserves related to sales through our former primary theatrical distributor (the benefit of this was partially offset by $1.0 million of associated film amortization which was recorded as a component of costs of revenues). During the three months ended March 31, 2015 and 2014, the other primary contributors to revenues generated by our "Library" category were Rise of the Guardians and Puss in Boots, respectively, primarily earned in the worldwide television markets.

Segment Costs of Revenues

The primary component of costs of revenues for our Feature Film segment is film amortization and impairment costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 68.0% during the three months ended March 31, 2015 compared to 123.1% for the three months ended March 31, 2014. During the three months ended March 31, 2015, impairment charges recorded were immaterial. However, during the three months ended March 31, 2014, we recorded an impairment charge of $57.1 million (exclusive of the impairment allocated to the Consumer Products segment, which was immaterial) on our theatrical release Mr. Peabody and Sherman (released domestically in March 2014). Excluding the impairment charges, segment costs of revenues as a percentage of revenues decreased during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. This decrease was attributable to 2015's "Library" category which had an overall lower amortization rate when compared to 2014's "Library" category.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$18.0	$17.9	$0.1	0.6%
Segment costs of revenues	14.5	12.1	2.4	19.8%
Segment gross profit	$3.5	$5.8	$(2.3)	(39.7)%

Segment Revenues

Revenues generated from our Television Series and Specials segment remained relatively consistent during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 and were comprised of revenues generated from a variety of our episodic series. During the three months ended March 31, 2015, the primary driver of revenues was our episodic series All Hail King Julien, while during the three months ended March 31, 2014, the primary driver of revenues was our How to Train Your Dragon series.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 80.8% for the three months ended March 31, 2015 compared to 68.0% for the three months ended March 31, 2014. The increase in segment costs of revenues as a percentage of revenues was primarily a result of advertising and marketing costs attributable to our new episodic series. Partially offsetting this increase was a decrease in segment costs of revenues as a percentage of revenues due to an overall decrease in the amortization rates associated with our episodic series when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$15.1	$12.1	$3.0	24.8%
Segment costs of revenues	8.6	6.1	2.5	41.0%
Segment gross profit	$6.5	$6.0	$0.5	8.3%

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment increased $3.0 million, or 24.8%, to $15.1 million during the three months ended March 31, 2015 when compared to $12.1 million during the three months ended March 31, 2014. This increase was primarily due to revenues earned from our location-based entertainment initiatives. Segment revenues for each of the three-month periods ended March 31, 2015 and 2014 were primarily driven by those generated by licensing arrangements related to a variety of our intellectual property rights associated with the characters from our feature films.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment increased to 56.7% during the three months ended March 31, 2015 compared to 50.2% during the three months ended March 31, 2014. Segment costs of revenues as a percentage of revenues increased primarily as a result of costs incurred during the three months ended March 31, 2015 related to our new initiatives.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$4.6	$4.1	$0.5	12.2%
Segment costs of revenues	2.5	4.2	(1.7)	(40.5)%
Segment gross profit (loss)	$2.1	$(0.1)	$2.2	NM
____________________
NM: Not Meaningful.

Segment Revenues

Revenues generated by our New Media segment increased slightly to $4.6 million during the three months ended March 31, 2015 compared to $4.1 million during the three months ended March 31, 2014. This increase was primarily attributable to revenues generated by channels and Big Frame (which we acquired in April 2014).

Segment Costs of Revenues

During the three months ended March 31, 2015 and March 31, 2014, costs of revenues related to our New Media segment were $2.5 million (or 53.9% of segment revenues) and $4.2 million (or 102.0% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues decreased when compared to the three months ended March 31, 2014 due to revenues earned during the three months ended March 31, 2015 from channels and the release of Expelled, which had lower associated costs.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$0.8	$3.0	$(2.2)	(73.3)%
Segment costs of revenues	0.3	2.7	(2.4)	(88.9)%
Segment gross profit	$0.5	$0.3	$0.2	66.7%

Segment Revenues and Costs of Revenues

As illustrated in the table above, segment revenues and segment costs of revenues attributable to our All Other segment decreased during the three months ended March 31, 2015 when compared the three months ended March 31, 2014 as we are no longer operating any live performance productions.

Selling and Marketing. Selling and marketing expenses directly attributable to our feature films and television series/specials are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the three-month periods ended March 31, 2015 and March 31, 2014, the amount of selling and marketing expenses not allocated to our segments was $1.7 million and $2.0 million, respectively.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Selling and marketing	$8.5	$6.2
Less: allocation to segments	6.8	4.2
Unallocated selling and marketing	$1.7	$2.0	$(0.3)	(15.0)%

The decrease of $0.3 million, or 15.0%, when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014, was primarily due to a decline in spend related to general company marketing activities.

General and Administrative. Total general and administrative expenses increased $41.4 million to $89.1 million (including stock-based compensation expense of $4.1 million) for the three months ended March 31, 2015 from $47.7 million (including stock-based compensation expense of $5.1 million) for the three months ended March 31, 2014. This 86.8% aggregate increase was largely attributable to charges related to our 2015 Restructuring Plan. Such charges primarily consisted of $6.1 million related to employee termination and other employee-related costs (which primarily consist of severance and benefits), $9.3 million related to accelerated depreciation and amortization costs and $16.5 million related to additional labor and other excess costs. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs. In addition, due to the expansion of the ATV business, general and administrative expenses increased $5.9 million when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014.

Our general and administrative expenses during the three months ended March 31, 2014 included a $2.5 million expense which resulted from a change in the estimate of the fair value of the contingent consideration liability related to the acquisition of ATV. Due to the amounts paid in lieu of the contingent consideration arrangement, our liability was reduced to zero during the three months ended December 31, 2014. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Product Development. Product development costs decreased to $0.3 million during the three months ended March 31, 2015 when compared to $0.5 million during the three months ended March 31, 2014. Product development costs primarily represent research and development costs related to our technology.

Other Operating Income. During the three months ended March 31, 2015 and 2014, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended March 31, 2015 and 2014, other operating income totaled $2.3 million and $1.7 million, respectively, and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Loss. Operating loss for the three months ended March 31, 2015 and 2014 was $35.3 million and $61.9 million, respectively. Operating loss for the three months ended March 31, 2015 was largely driven by charges related to our 2015 Restructuring Plan (as previously described), while operating loss for the three months ended March 31, 2014 was largely due to the impairment charge related to Mr. Peabody and Sherman.

Interest Expense, Net. For the three months ended March 31, 2015 and 2014, we recorded net interest expense (net of interest income and amounts capitalized) of $6.3 million and $1.8 million, respectively. This increase of $4.5 million was primarily due to an increase in interest expense as a result of higher outstanding debt balances.

Other Expense/Income, Net.  For the three months ended March 31, 2015 and 2014, total other expense (net) was a net expense of $5.5 million compared to net other income of $1.2 million, respectively. The net other expense for the three months ended March 31, 2015 was primarily due to a write-off in the amount of $5.1 million related to a strategic investment made by us that was determined to not be recoverable as of March 31, 2015. In addition, other expense also included losses on foreign currency exchange transactions, which increased $1.1 million when compared to the same period of the prior year primarily due to unrealized foreign currency losses related to intercompany balances that will be settled. Lastly, other income in both years included income recognized in connection with preferred vendor arrangements with certain of our strategic alliance relationships.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our 2004 initial public offering ("Tax Basis Increase"), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As a result of the Tax Basis Increase, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the three months ended March 31, 2015, we recorded an immaterial increase to our income tax benefit payable to former stockholder in our statements of operations as we are not currently anticipating a tax benefit from the Tax Basis Increase for the year ending December 31, 2015. For the three months ended March 31, 2014, we recorded $0.9 million as a decrease in income tax benefit payable to former stockholder in our statements of operations as a result of a reduction in our ability to claim certain tax deductions.

Loss from Equity Method Investees.  During the three months ended March 31, 2015 and 2014, our portion of the losses incurred by equity method investees was $6.4 million and $3.3 million, respectively, which were primarily attributable to our shares of losses incurred by ODW. The increase of $3.1 million was primarily due to an increase in ODW's expenses due to the growth of the company.

Provision/Benefit for Income Taxes.  For the three months ended March 31, 2015, we recorded a provision for income taxes of $2.4 million, or an effective tax rate of (4.5)%. Our combined effective tax rate, which is our effective tax rate combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), was also (4.5)%. Our effective tax rate and combined effective tax rate for the three months ended March 31, 2015 were lower than the 35% statutory federal rate primarily due to the valuation allowance against our deferred tax assets. In addition, our effective tax rate and combined effective tax rate for the three months ended March 31, 2015 was primarily attributable to foreign taxes. For the three months ended March 31, 2014, we recorded a benefit for income taxes of $22.5 million, or an effective tax rate of 34.1%. However, our combined effective tax rate for the three months ended March 31, 2014 was 35.5%. Our effective tax rate was lower than the 35% statutory federal rate primarily due to nondeductible expenses. Our combined effective tax rate for the three months ended March 31, 2014 was higher than the 35% statutory federal rate primarily due to our ability to claim certain federal tax deductions.

For further information on the methodology applied in determining our provision/benefit for income taxes for the three months ended March 31, 2015 and 2014, refer to Note 11 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Net (Loss) Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). In addition, in December 2014, we sold an interest in our ATV business to a third party and, in February 2015, we formed a new entity (which is less than wholly owned) to commercialize one of our technology initiatives. We consolidate the results of each of these entities because we retain control over the operations. Net income (or loss) attributable to non-controlling interests represents the joint venture partner's share of the income (or loss) that is consolidated in our operating results. For the three months ended March 31, 2015 and March 31, 2014, net loss and net income attributable to non-controlling interests was $1.1 million and $0.5 million, respectively. The net loss recognized during the three months ended March 31, 2015 was primarily attributable to the activities associated with the ATV Joint Venture. During the three months ended March 31, 2014, our ATV business was conducted through wholly-owned subsidiaries, and, thus, there was no net income/loss attributable to non-controlling interests.

Net Loss Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net loss/income attributable to non-controlling interests) for the three months ended March 31, 2015 was $54.8 million, or a loss of $0.64 per share, as compared $42.9 million, or a loss of $0.51 per share, during the three months ended March 31, 2014.

Financing Arrangements

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

Lease Financing Obligation

On February 23, 2015, we entered into a purchase agreement with a third party to sell our headquarters facility for a purchase price of $185.0 million. Concurrently with the sale of the property, we entered into a lease agreement with the buyer, pursuant to which we leased the property back from the buyer commencing immediately following the consummation of the sale.

There were no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.

As of March 31, 2015, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2014 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, proceeds from our lease financing obligation, borrowings from our revolving credit facility and cash on hand during the three months ended March 31, 2015 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g., general and administrative costs, selling and marketing costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures, debt service payments and our restructuring initiatives.

As of March 31, 2015, we had cash and cash equivalents totaling $89.7 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at March 31, 2015 increased by $55.4 million from $34.2 million at December 31, 2014. Components of this change in cash for the three months ended March 31, 2015, as well as for the three months ended March 31, 2014, are provided below in more detail.

As previously described, our feature films are now being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of March 31, 2015, the amount of outstanding receivables from ODW for distribution of our films was $19.7 million.

Operating Activities

Net cash provided by (used) in operating activities for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash provided by (used in) operating activities	$1,562	$(12,487)

During the three months ended March 31, 2015, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were How to Train Your Dragon 2's worldwide home entertainment revenues, The Croods' worldwide home entertainment revenues, Madagascar 3's international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, cash provided by operating activities during the three months ended March 31, 2015 benefited from a higher amount of advances received during the three months ended March 31, 2015 for future deliveries of content when compared to the same period of the prior year.

Cash used in operating activities for the three months ended March 31, 2015 included $6.8 million paid related to incentive compensation payments, which decreased $24.6 million when compared to the amount paid during the three months ended March 31, 2014 as these cash payments fluctuate based on our financial results. During the three months ended March 31, 2015, we also made payments (net of refunds received) to an affiliate of a former stockholder related to tax benefits realized in 2014 from the Tax Basis Increase in the amount of $7.4 million. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash used in investing activities	$(2,355)	$(12,711)

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was partially attributable to the investment in property, plant and equipment. In addition, during the three months ended March 31, 2014, we made cash contributions totaling $7.0 million in connection with investments in various unconsolidated entities compared to only $0.5 million during the three months ended March 31, 2015. For further information regarding our investments in unconsolidated entities, refer to Note 7 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash provided by (used in) financing activities	$55,168	$(1,017)

Net cash provided by financing activities for the three months ended March 31, 2015 was largely comprised of $185.0 million of net proceeds received from our sale of our headquarters facilities (which was recorded as a financing arrangement as further described in Note 10 of our unaudited consolidated financial statements contained elsewhere in this Form 10-Q), which was offset by $1.2 million in repayments under the lease financing obligation. Net cash provided by financing activities for the three months ended March 31, 2015 also included $340.4 million in borrowings under our revolving credit facility, which was more than offset by $475.4 million in repayments of borrowings. The overall increase in borrowings was due to cash needs, including cash needed to fund our episodic series production costs, restructuring initiatives and new business initiatives.

In addition, cash provided by financing activities also included a cash contribution from a non-controlling interest holder in the amount of $15.0 million related to the formation of a new entity to commercialize one of the Company's technology initiatives.

Lastly, during the three months ended March 31, 2014, net cash used in financing activities was primarily comprised of repurchases of our Class A common stock and only consisted of repurchases in order to satisfy tax obligations related to the vesting of restricted stock awards.

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement with ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of March 31, 2015, our remaining contribution commitments consisted of the following: (i) $40.6 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $6.7 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 7 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Lease Financing Obligation

On February 23, 2015, we entered into an agreement to sell our real property located in Glendale, California and, concurrently, lease back the property. See Note 10 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further information on this transaction and the required cash obligations.

Purchase Obligations

During the three months ended March 31, 2015, we entered into an agreement with one of our suppliers which committed the Company to minimum purchase obligations. As of March 31, 2015, remaining minimum purchase obligations totaled $21.6 million and will be paid during 2015 and 2016.

Non-Cancelable Talent Commitments

As of March 31, 2015, we had non-cancelable talent commitments totaling approximately $32.1 million that we expect to be payable over the next five years.

There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2014 Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including:

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes there have been no material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. We are required to adopt the guidance on January 1, 2017. Early adoption is not permitted. However, on April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB's due process requirement, which includes a period for public comments. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). We are currently in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on our consolidated financial statements.

For further details, as well as a discussion of other recent accounting pronouncements, please see Note 2 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Non-GAAP Measures

In addition to the financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP measures: Adjusted Income/Loss and Adjusted EBITDA (collectively, "non-GAAP measures"). Adjusted Income/Loss and Adjusted EBITDA are not prepared in accordance with U.S. GAAP. We believe the use of these non-GAAP measures on a consolidated basis assists investors in comparing our ongoing operating performance between periods. Adjusted Income/Loss and Adjusted EBITDA provide a supplemental presentation of our operating performance and generally reflect adjustments for unusual or non-operational activities. We may not calculate Adjusted Income/Loss or Adjusted EBITDA in a manner consistent with the methodologies used by other companies. Adjusted Income/Loss and Adjusted EBITDA (a) do not represent our operating income or cash flows from operating activities as defined by U.S. GAAP; (b) in the case of Adjusted EBITDA, does not include all of the adjustments used to compute consolidated cash flow for purposes of the covenants applicable to the Notes; (c) are not necessarily indicative of cash available to fund our cash flow needs; and (d) should not be considered alternatives to net income, operating income, cash provided by operating activities or our other financial information as determined under U.S. GAAP. Our presentation of Adjusted Income/Loss and Adjusted EBITDA measures should not be construed as an implication that our future results will be unaffected by unusual items.

Adjusted Income/Loss Measures

On January 22, 2015, the Company announced its restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, the Company has made changes in its senior leadership team and has also made changes based on its reevaluation of the Company's feature film slate. The Company evaluates operating performance to exclude the effects of the charges related to the execution of the 2015 Restructuring Plan as it believes the restructuring-related charges do not correlate with the ongoing operating results of the Company’s business and were charges that resulted from significant decisions that were made in order to refocus the Company. As a result, the Company believes that presenting the Company’s Adjusted Operating Income/Loss, Adjusted Net Income/Loss Attributable to DWA and Adjusted Diluted Income/Loss per share (collectively, "Adjusted Income/Loss Measures") will aid investors in evaluating the performance of the Company. The Company defines Adjusted Income/Loss Measures as net earnings (loss) adjusted to exclude the items within its Consolidated Statements of Operations that relate to its 2015 Restructuring Plan (as discussed further in "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview").

The Company uses these Adjusted Income/Loss Measures to, among other things, evaluate the Company's operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of the Company's operational strength and business performance because they provide a link between profitability and operating cash flow. The Company believes these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by the Company's management and help improve investors' understanding of the Company’s operating performance. In addition, the Company believes that these are among the primary measures used externally by the Company's investors, analysts and industry peers for purposes of valuation and for the comparison of the Company's operating performance to other companies in its industry.

Adjusted Income/Loss Measures Reconciliation

The following is a reconciliation of each of the Company's GAAP measures (operating income/loss, net income/loss attributable to DreamWorks Animation SKG, Inc. and loss (or diluted earnings) per share) to the non-GAAP adjusted amounts (in thousands, except per share amounts):

Three Months Ended March 31, 2015
Operating loss — as reported	$(35,303)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	4,587
Relocation and other employee-related costs(2)	1,496
Accelerated depreciation and amortization charges(3)	9,279
Additional labor and other excess costs(4)	16,509
Total restructuring-related charges	31,871

Adjusted operating loss	$(3,432)

Net loss attributable to DreamWorks Animation SKG, Inc. — as reported	$(54,777)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	4,587
Relocation and other employee-related costs(2)	1,496
Accelerated depreciation and amortization charges(3)	9,279
Additional labor and other excess costs(4)	16,509
Total restructuring-related charges	31,871

Tax impact(5)	1,434

Adjusted net loss attributable to DreamWorks Animation SKG, Inc.	$(21,472)

Loss per share — as reported	$(0.64)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	0.05
Relocation and other employee-related costs(2)	0.02
Accelerated depreciation and amortization charges(3)	0.11
Additional labor and other excess costs(4)	0.19
Total restructuring-related charges	0.37

Tax impact(5)	0.02

Adjusted loss per share	$(0.25)
____________________

(1)
Employee-related termination costs. Employee-related termination costs consist of severance and benefits (including stock-based compensation) attributable to employees that were terminated in connection with the 2015 Restructuring Plan.

(2)
Relocation and other employee-related costs. Relocation and other employee-related costs primarily consist of costs to relocate employees from our Northern California facility to our Southern California facility.

(3)
Accelerated depreciation and amortization charges. Accelerated depreciation and amortization charges consist of incremental charges incurred as a result of shortened estimated useful lives of certain property, plant and equipment due to the decision to exit our Northern California facility.

(4)
Additional labor and other excess costs. Additional labor consists of costs related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. Other excess costs are those due to the closure of our Northern California facility and primarily relate to costs that we incurred to continue to operate the facility until we exit the facility.

(5)	Tax Impact. The tax impact of the non-GAAP adjustments is calculated at the Company’s combined effective tax rate of (4.5)% for the three months ended March 31, 2015.

Adjusted EBITDA

In connection with our issuance of the Notes on August 14, 2013 (see Note 10 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report), we began to use Adjusted EBITDA to provide investors with a measure of our ability to make our interest payments on the Notes. We define Adjusted EBITDA as net income before provision for income taxes, loss from equity method investees, increase/decrease in income tax benefit payable to former stockholder, other income (net), interest income (net), other non-cash operating income, depreciation and amortization, stock-based compensation expense, impairments and other charges and certain components of amortization of film and other inventory costs (refer to the reconciliation below). Although the indenture governing the Notes does not include covenants based on Adjusted EBITDA, we believe our investors and noteholders use Adjusted EBITDA as one indicator of our ability to comply with our debt covenants as it is similar to the consolidated cash flow measure described in the indenture (refer to our Current Report on Form 8-K filed on August 14, 2013). Although consolidated cash flow is not a financial covenant under the indenture, it is a measure that is used to determine our ability to make certain restricted payments and incur additional indebtedness in accordance with the terms of the indenture.

Adjusted EBITDA Reconciliation

We believe that net income is the most directly comparable U.S. GAAP measure to Adjusted EBITDA. Accordingly, the following table below presents a reconciliation of net income (or loss) to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(55,890)	$(42,416)
Provision (benefit) for income taxes	2,400	(22,467)
Loss from equity method investees	6,362	3,260
Increase/decrease in income tax benefit payable to former stockholder	25	(927)
Other expense/income, net	5,466	(1,218)
Interest expense, net	6,334	1,773
Operating loss	(35,303)	(61,995)
Income related to investment contributions	(2,281)	(1,672)
Amounts included in amortization of film and other inventory costs(1)	12,478	8,821
Film impairments	933	57,074
Depreciation and amortization(2)	17,351	4,235
Stock-based compensation expense	4,399	5,309
Adjusted EBITDA	$(2,423)	$11,772
____________________

(1)
Amortization and write-offs of film and other inventory costs in any period include depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. Refer to our accounting policies in our 2014 Form 10-K. For purposes of Adjusted EBITDA, we add back the portion of amortization and write-offs of film and other inventory costs that represents amounts previously capitalized as depreciation and amortization, interest expense and stock-based compensation expense.

(2)	Includes those amounts pertaining to the amortization of intangible assets that are classified within costs of revenues.

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow provided by (used in) operating activities (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Adjusted EBITDA	$(2,423)	$11,772
Amortization and write-off of film and other inventory costs(1)	79,941	79,517
Revenue earned against deferred revenue and other advances	(16,469)	(16,188)
Other expense/income, net	(5,466)	1,218
Other impairments and write-offs	5,064	—
Interest expense, net	(6,334)	(1,773)
Net (payments of) refund from income taxes and stockholder payable	(8,793)	1,498
Changes in certain operating asset and liability accounts	(43,958)	(88,531)
Cash provided by (used in) operating activities	$1,562	$(12,487)
 ____________________

(1)
Represents the remaining portion of amortization and write-off of film and other inventory costs not already included in Adjusted EBITDA (refer to reconciliation of net income (or loss) to Adjusted EBITDA).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency and credit risks, please see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk," of our 2014 Form 10-K. Our exposure to interest rate, foreign currency and credit risks has not changed materially since December 31, 2014.

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

Information concerning certain risks and uncertainties appears in "Part I—Item 1A—Risk Factors" of the Company’s 2014 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company's 2014 Form 10-K or filings subsequently made with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended March 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
January 1–January 31, 2015	—	$—	—	$100,000,000
February 1–February 28, 2015	—	$—	—	$100,000,000
March 1–March 31, 2015	—	$—	—	$100,000,000
Total	—	$—	—
 ____________________

(1)	In July 2010, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: May 1, 2015	By:	/S/ FAZAL MERCHANT
	Name:	Fazal Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements