Form 10-Q
period 2015-06-30
DreamWorks Animation SKG, Inc.
filed 2015-08-05
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of July 24, 2015, there were 77,984,578 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$122,202	$34,227
Restricted cash	7,991	25,244
Trade accounts receivable, net of allowance for doubtful accounts (see Note 7 for related party amounts)	176,201	160,379
Receivables from distributors, net of allowance for doubtful accounts (see Note 7 for related party amounts)	216,151	271,256
Film and other inventory costs, net	847,379	827,890
Prepaid expenses	43,492	17,555
Other assets	51,391	40,408
Investments in unconsolidated entities	27,426	35,330
Property, plant and equipment, net of accumulated depreciation and amortization	148,768	180,607
Intangible assets, net of accumulated amortization	179,341	186,141
Goodwill	190,668	190,668
Total assets	$2,011,010	$1,969,705
Liabilities and Equity
Liabilities:
Accounts payable	$16,640	$9,031
Accrued liabilities	161,133	190,217
Payable to former stockholder	10,224	10,455
Deferred revenue and other advances	80,075	33,895
Revolving credit facility	115,000	215,000
Lease financing obligation	183,601	—
Senior unsecured notes	300,000	300,000
Deferred taxes, net	17,976	16,709
Total liabilities	884,649	775,307
Commitments and contingencies (Note 17)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 106,021,861 and 105,718,014 shares issued, as of June 30, 2015 and December 31, 2014, respectively	1,060	1,057
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of June 30, 2015 and December 31, 2014	78	78
Additional paid-in capital	1,188,532	1,172,806
Accumulated other comprehensive loss	(1,785)	(1,827)
Retained earnings	669,424	762,784
Less: Class A Treasury common stock, at cost, 28,061,010 and 27,884,524 shares, as of June 30, 2015 and December 31, 2014, respectively	(781,607)	(778,541)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,075,702	1,156,357
Non-controlling interests	50,659	38,041
Total equity	1,126,361	1,194,398
Total liabilities and equity	$2,011,010	$1,969,705

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenues (see Note 7 for related party amounts)	$170,782	$122,277	$337,312	$269,518

Operating expenses (income):
Costs of revenues	99,939	75,617	206,104	232,015
Selling and marketing	12,077	13,282	20,552	19,544
General and administrative	80,736	53,228	169,878	98,436
Product development	1,592	611	1,924	1,151
Change in fair value of contingent consideration	—	(7,220)	—	(4,720)
Other operating income (see Note 7 for related party amounts)	(1,719)	(2,317)	(4,000)	(3,989)
Operating loss	(21,843)	(10,924)	(57,146)	(72,919)

Non-operating income (expense):
Interest expense, net	(7,564)	(2,484)	(13,898)	(4,257)
Other income (expense), net	2,001	1,853	(3,465)	3,071
(Increase) decrease in income tax benefit payable to former stockholder	(7,096)	1,695	(7,121)	2,622
Loss before loss from equity method investees and income taxes	(34,502)	(9,860)	(81,630)	(71,483)

Loss from equity method investees	2,775	3,467	9,137	6,727
Loss before income taxes	(37,277)	(13,327)	(90,767)	(78,210)
Provision (benefit) for income taxes	1,762	2,601	4,162	(19,866)
Net loss	(39,039)	(15,928)	(94,929)	(58,344)
Less: Net loss attributable to non-controlling interests	(456)	(541)	(1,569)	(21)
Net loss attributable to DreamWorks Animation SKG, Inc.	$(38,583)	$(15,387)	$(93,360)	$(58,323)

Net loss per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic and diluted net loss per share	$(0.45)	$(0.18)	$(1.09)	$(0.69)
Shares used in computing net loss per share
Basic and diluted	85,732	84,554	85,674	84,520

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(39,039)	$(15,928)	$(94,929)	$(58,344)
Other comprehensive loss, net of tax:
Foreign currency translation gains	852	563	42	695
Comprehensive loss	(38,187)	(15,365)	(94,887)	(57,649)
Less: Comprehensive loss attributable to non-controlling interests	(456)	(541)	(1,569)	(21)
Comprehensive loss attributable to DreamWorks Animation SKG, Inc.	$(37,731)	$(14,824)	$(93,318)	$(57,628)

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(94,929)	$(58,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and write-off of film and other inventory costs	182,239	206,493
Other impairments and write-offs	5,064	—
Amortization of intangible assets	7,049	6,436
Depreciation and amortization	20,957	2,349
Amortization of deferred financing costs	1,200	550
Stock-based compensation expense	10,727	8,421
Change in fair value of contingent consideration	—	(4,720)
Revenue earned against deferred revenue and other advances	(35,608)	(32,584)
Income related to investment contributions	(4,000)	(3,989)
Loss from equity method investees	9,137	6,727
Deferred taxes, net	1,267	(26,590)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Restricted cash	17,252	—
Trade accounts receivable	(18,989)	(15,691)
Receivables from distributors	53,169	70,315
Film and other inventory costs	(179,791)	(236,376)
Prepaid expenses and other assets	(37,656)	(14,412)
Accounts payable and accrued liabilities	(23,547)	(38,113)
Payable to former stockholder	(231)	(615)
Income taxes payable/receivable, net	107	7,353
Deferred revenue and other advances	93,924	56,355
Net cash provided by (used in) operating activities	7,341	(66,435)
Investing activities
Investments in unconsolidated entities	(2,298)	(13,365)
Purchases of property, plant and equipment	(4,595)	(17,653)
Acquisitions of character and distribution rights	—	(51,000)
Acquisitions, net of cash acquired	—	(12,605)
Net cash used in investing activities	(6,893)	(94,623)
Financing activities
Proceeds from stock option exercises	—	261
Deferred financing costs	(6,286)	—
Purchase of treasury stock	(3,066)	(1,956)
Contingent consideration payment	(335)	—
Borrowings from revolving credit facility	385,405	110,000
Repayments of borrowings from revolving credit facility	(485,405)	(10,000)
Proceeds from lease financing obligation	185,000	—
Repayments of lease financing obligation	(1,399)	—
Capital contribution from non-controlling interest holder	15,000	—
Distributions to non-controlling interest holder	(813)	—
Net cash provided by financing activities	88,101	98,305

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued) (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Effect of exchange rate changes on cash and cash equivalents	(574)	(518)
Increase (decrease) in cash and cash equivalents	87,975	(63,271)
Cash and cash equivalents at beginning of period	34,227	95,467
Cash and cash equivalents at end of period	$122,202	$32,196
Non-cash investing activities:
Intellectual property and technology licenses granted in exchange for equity interest	$3,945	$3,395
Services provided in exchange for equity interest	55	600
Total non-cash investing activities	$4,000	$3,995
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for income taxes, net	$2,897	$(608)
Cash paid during the period for interest, net of amounts capitalized	$14,675	$5,273

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

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

The Company's business also includes AwesomenessTV ("ATV"), a multi-media platform company that generates revenues primarily from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand. On December 11, 2014, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with an affiliate of Hearst Corporation ("Hearst"). Pursuant to the Unit Purchase Agreement, Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. The Company continues to retain control over ATV.

Distribution and Servicing Arrangements

The Company derives revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of its films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), the Company has agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs theatrically released during the five-year period beginning on January 1, 2013. As of July 1, 2014, Fox has also been licensed and engaged to render fulfillment services for the Company's feature films theatrically released prior to January 1, 2013 in theatrical, non-theatrical, home entertainment and digital media. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period, subject to licenses approved by the Company during such period that extend beyond such period.

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

The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. The Company's activities associated with its Classic Media properties and ATV business are generally not subject to the Company's distribution agreements with its theatrical distributors.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The accompanying unaudited financial data as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2014 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").

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

Revision

As discussed in the immediately preceding section, the Company's statements of operations presentation historically included advertising and marketing expenses directly attributable to its feature films, television series/specials or live performances in costs of revenues to arrive at "gross profit." As a result, advertising and marketing expenses were incorrectly included in the computation of "gross profit." Accordingly, the Company has revised its prior presentation of advertising and marketing expenses appearing in the accompanying financial statements by decreasing costs of revenues (with a corresponding increase in the new line item entitled "selling and marketing expenses") for the three- and six-month periods ended June 30, 2014 in the amount of $9.8 million and $12.3 million, respectively. The Company assessed the materiality of this revision on previously issued financial statements and concluded that the revision was not material to the consolidated financial statements because, among other things, there was no impact on previously reported operating income or net income, for any period presented. The Company will continue to revise the classification of previously reported advertising and marketing expenses as they are reported in future quarterly and annual filings.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of June 30, 2015, the Company determined that it continued to have a variable interest in ODW as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 7). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 7 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

The Company also determined that the entity with which it entered into a lease financing obligation with respect to its headquarters facilities is a VIE (see Note 10). The Company concluded that it is not the primary beneficiary of this entity as it does not have the ability to influence or control the entity. As a result, this entity is not consolidated by the Company. The Company's maximum exposure is related to the Sharing Agreement (as further described in Note 10).

Restricted Cash

Restricted cash primarily represents cash accounts maintained by the ATV Joint Venture in which the Company owns a 75% interest. Pursuant to the venture's operating agreement, $25.0 million of the initial cash contribution cannot be commingled with other corporate cash accounts and can only be used to fund the working capital of the ATV Joint Venture. As of June 30, 2015, the remaining balance of this restricted cash amount was $7.9 million.

Other

In February 2015, the Company and a third-party entered into agreements forming a new entity to commercialize one of the Company's technology initiatives. The new entity is majority-owned and controlled by the Company and, accordingly, is consolidated by the Company. The Company's consolidated financial statements include a cash contribution from the non-controlling interest holder in the amount of $15.0 million made at the time of formation of the new entity.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2014, the FASB issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the model is to recognize revenue when control of goods or services transfers to the customer and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services that have transferred. Under current U.S. GAAP, the Company recognizes revenue when the risks and rewards of ownership transfer to the customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. The guidance is effective for the Company's fiscal year beginning January 1, 2018, including interim periods within that fiscal year. Early adoption is permitted but no earlier than the Company's fiscal year beginning January 1, 2017. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). The Company is in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on its consolidated financial statements.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions

AwesomenessTV

Contingent Consideration

As part of an Agreement and Plan of Merger (the "Merger Agreement"), the Company was originally required to make future cash payments to ATV's former stockholders as part of the total purchase price to acquire ATV. The contingent consideration was to be based on whether ATV increased its adjusted earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") over an adjusted EBITDA threshold, over a two-year period (which commenced on January 1, 2014). The Company estimated the fair value of contingent consideration using significant unobservable inputs in a Monte-Carlo simulation model and based the fair value on the estimated risk-adjusted cost of capital of ATV's adjusted EBITDA following integration into the Company (an income approach). The estimate of the liability fluctuated if there were changes in the forecast of ATV's future earnings or as a result of actual earnings levels achieved. Any changes in estimate of the contingent consideration liability were reflected in the Company's results of operations in the period that the change occurred.

The maximum contingent consideration that could be earned was $117.0 million under the Merger Agreement. The estimate of contingent consideration liability decreased from $96.5 million as of December 31, 2013 to $91.8 million as of June 30, 2014, primarily due to changes in the forecast of cash flows. The change in estimate, for the six months ended June 30, 2014, was recorded as a gain in the consolidated statements of operations. On December 11, 2014, the Company and the former ATV stockholders entered into an amendment to the Merger Agreement. The amendment provided for a fixed payment totaling $80.0 million to such stockholders in lieu of the contingent consideration specified in the Merger Agreement. As a result, the Company's contingent liability was reduced to zero and a gain was recorded in the 2014 consolidated statements of operations as a change in fair value of contingent consideration.

4.	Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of June 30, 2015, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of June 30, 2015, the fair value and the carrying value of the senior unsecured notes was $308.2 million and $300.0 million, respectively. As it relates to the Company's lease financing obligation, as of June 30, 2015, the fair value and the carrying value was $202.4 million and $183.6 million, respectively. The fair value of trade accounts receivable, the senior unsecured notes and the lease financing obligation was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the consolidated balance sheets. The fair value of these investments at June 30, 2015 and December 31, 2014 was measured based on quoted prices in active markets.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Film and Other Inventory Costs

Film, television and other inventory costs consist of the following (in thousands):

	June 30, 2015	December 31, 2014
In release, net of amortization:
Feature films	$398,229	$392,186
Television series and specials	70,619	67,803
In production:
Feature films	198,660	206,240
Television series and specials	95,925	62,426
In development:
Feature films	72,828	88,200
Television series and specials	657	1,118
Product inventory and other(1)	10,461	9,917
Total film, television and other inventory costs, net	$847,379	$827,890
 ____________________

(1)
As of June 30, 2015 and December 31, 2014, this category includes $6.4 million and $6.7 million, respectively, of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution primarily in the home entertainment market.

The Company anticipates that approximately 51% and 85% of the above "in release" film and other inventory costs as of June 30, 2015 will be amortized over the next 12 months and three years, respectively.

During the six months ended June 30, 2015, impairment charges recorded on film and other inventory costs were immaterial.

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

As of June 30, 2015 and December 31, 2014, intangible assets included $69.4 million of indefinite-lived intangible assets. In addition, intangible assets included definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of June 30, 2015:
Character rights	13.9	$99,000	$(18,461)	$(234)	$80,305
Distribution rights	11.2	30,000	(3,138)	—	26,862
Programming content	2.0	11,200	(11,200)	—	—
Trademarks and trade names	10.0	1,410	(286)	—	1,124
Other intangibles	4.4	2,700	(1,050)	—	1,650
Total		$144,310	$(34,135)	$(234)	$109,941

As of December 31, 2014:
Character rights	13.9	$99,000	$(15,101)	$(568)	$83,331
Distribution rights	11.2	30,000	(1,604)	—	28,396
Programming content	2.0	11,200	(9,333)	—	1,867
Trademarks and trade names	10.0	1,410	(216)	—	1,194
Other intangibles	4.4	2,700	(747)	—	1,953
Total		$144,310	$(27,001)	$(568)	$116,741

7.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	June 30,	December 31,
	June 30, 2015	2015	2014
Oriental DreamWorks Holding Limited	45.45%	$15,037	$17,422
All Other(1)	17.5%-50.0%	10	6,029
Total equity method investments		15,047	23,451

Total cost method investments		12,379	11,879
Total investments in unconsolidated entities		$27,426	$35,330
____________________

(1)
As of March 31, 2015, the Company determined that one of its equity method investments was impaired and that the carrying value would not be recoverable, primarily due to the Company's concerns related to the investee's financial condition. As a result, the six-month period ended June 30, 2015 includes an impairment charge in the amount of $5.1 million related to such investment, which was classified as other income/expense, net on the Company's consolidated statements of operations.

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

Loss from equity method investees consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Oriental DreamWorks Holding Limited(1)	$2,775	$2,394	$8,173	$4,604
All Other	—	1,073	964	2,123
Loss from equity method investees	$2,775	$3,467	$9,137	$6,727

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from the period beginning and ending one month prior to the period shown in the table.

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $11.2 million had been funded as of June 30, 2015, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $41.2 million had been satisfied as of June 30, 2015). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. The Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $1.7 million and $2.3 million during the three months ended June 30, 2015 and 2014, respectively, and $4.0 million during each of the six-month periods ended June 30, 2015 and 2014.

As of June 30, 2015, the Company's remaining contributions consisted of the following: (i) $38.8 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $6.7 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

	June 30,	December 31,
	2015	2014
Company's venture-level equity	$44,083	$46,345
Technology and intellectual property licenses(1)	(8,769)	(12,714)
Other(2)	(20,277)	(16,209)
Total ODW investment recorded	$15,037	$17,422
____________________

(1)
Represents differences between the Company's historical cost basis and the equity basis reflected at the venture-level (the amount recorded on the balance sheet of ODW) related to the Company's contributions of technology and intellectual property licenses. These basis differences arise because the contributed assets are recorded at fair value by ODW.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Represents the Company's net contribution commitment due to ODW.

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China (beginning with The Croods). In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned primarily through ODW's distribution of its feature films of $4.4 million and $4.8 million during the three- and six-month periods ended June 30, 2015, respectively, and $1.3 million and $2.0 million during the three- and six-month periods ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company's consolidated balance sheets included receivables from ODW of $8.4 million and $7.1 million, respectively, which were classified as a component of trade accounts receivable, and $11.9 million and $19.0 million, respectively, which were classified as a component of receivables from distributors.

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Employee compensation	$60,516	$67,084
Participations and residuals	43,806	50,646
Interest payable	7,943	7,951
Deferred rent	10,324	11,049
Other accrued liabilities	38,544	53,487
Total accrued liabilities	$161,133	$190,217

As of June 30, 2015, the Company estimates that over the next 12 months it will pay approximately $20.6 million of its accrued participation and residual costs.

9.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the three- and six-month periods ended June 30, 2015 and 2014 (in thousands):

			Amounts Earned
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2015	2014	2015	2014	2015	2014(3)
Deferred Revenue(1)	$43,318	$1,074	$3,994	$3,607	$4,112	$9,515
Strategic Alliance/Development Advances(2)	6,057	1,667	5,793	8,229	13,477	15,367
Other	30,700	31,154	13,525	11,249	28,072	32,875
Total deferred revenue and other advances	$80,075	$33,895
______________________

(1)
Deferred revenue consists of those arrangements related to the licensing of content for distribution in the home entertainment, television and new media markets. The deferred revenue balance increased from December 31, 2014 to June 30, 2015 primarily due to an advance received from a licensee under a new arrangement in the new media market.

(2)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended June 30, 2015 and 2014, $1.7 million and $3.5 million, respectively, and $5.7 million and $5.9 million for the six months ended June 30, 2015 and 2014, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended June 30, 2015 and 2014, of the total amounts earned, $1.4 million and $2.5 million, respectively, and for the six months ended June 30, 2015 and 2014, $1.9 million and $3.5 million, respectively, were recorded as a

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduction to other assets. During the six months ended June 30, 2015 and 2014, $1.5 million and $0.5 million, respectively, were recorded as a reduction to prepaid expenses. During each of the three-month periods ended June 30, 2015 and 2014, of the total amounts earned, $0.5 million, and for the six months ended June 30, 2015 and 2014, $1.1 million and $1.6 million, respectively, were recorded as a reduction to operating expenses.

(3)	Of the total amounts earned in "Other," for the six months ended June 30, 2014, $14.0 million was recorded as a reduction to film and other inventory costs.

10.	Financing Arrangements

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

Under the Restated Credit Agreement, the Company is required to pay a commitment fee on undrawn amounts at an annual rate of 0.375%. Interest on borrowed amounts (per draw) is determined by reference to either (i) the lending banks' base rate plus 1.50% per annum or (ii) the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum. The Restated Credit Agreement also contains a sublimit for letters of credit. The Company is required to pay to the lenders under the Restated Credit Agreement a letter of credit participation fee equal to the applicable margin for LIBOR-based borrowings on the average daily undrawn amount of outstanding letters of credit and pay to each issuer of letters of credit a letter of credit fronting fee equal to 0.125% per annum on the average daily undrawn amount of outstanding letters of credit issued by such letter of credit

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuer. The Restated Credit Agreement requires the Company to maintain a specified ratio of total debt to total capitalization, and limits the outstanding credit exposure under the Restated Credit Agreement to a specified ratio of net remaining ultimates to the outstanding credit exposure under the Restated Credit Agreement, plus an additional amount based on the valuation of the Company's film library. Subject to specified exceptions, the Restated Credit Agreement also restricts the Company and substantially all of its subsidiaries from taking certain actions, such as granting liens, entering into any merger or other significant transactions, making distributions (including dividends), entering into transactions with affiliates, agreeing to negative pledge clauses and restrictions on subsidiary distributions, and modifying organizational documents. The obligations of the Company under the Restated Credit Agreement are guaranteed by substantially all the subsidiaries of the Company organized under the laws of the United States of America, and substantially all the tangible and intangible assets of the Company and such subsidiaries are pledged as collateral against borrowings under the Restated Credit Agreement.

Lease Financing Obligation. On February 23, 2015, the Company, as seller, entered into a purchase agreement (the "Glendale Purchase Agreement") with a third party buyer ("Landlord") involving the Company's headquarters facility located in Glendale, California (the "Property"). The Property is comprised of, among other things, 10 buildings on approximately 14.7 acres of land. Pursuant to the Glendale Purchase Agreement, the Company sold the Property to Landlord for a purchase price of $185.0 million. In addition, the Company entered into a sharing agreement (the "Sharing Agreement") with the Landlord whereby the Company will either pay or receive 50% of the net appreciation or depreciation in the sale price of the Property if the Landlord sells the property to a third-party prior to February 23, 2016.

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

The Company accounted for the sale and lease arrangement (as described above) as a financing transaction as it did not qualify for sale-leaseback accounting treatment because of the Company's continuing involvement through the Sharing Agreement. Under the financing accounting method, the Property assets remain on the Company's consolidated balance sheets and proceeds received by the Company are recorded as a financing liability. Payments under the Lease are applied as payments of deemed principal and imputed interest on the underlying financing obligation. The Company currently anticipates that this transaction will be classified as a sale and leaseback of the property upon completion of a sale meeting the requirements specified in the Sharing Agreement (see Note 20).

As of June 30, 2015, payments required on the lease financing obligation were as follows (in thousands):

2015	$5,488
2016	13,335
2017	13,535
2018	13,738
2019	13,944
2020 and thereafter	322,269
Total payments	382,309
Less: interest implicit in obligation	(198,708)
Total lease financing obligation	$183,601

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

					Interest Expense
					Three Months Ended		Six Months Ended
	Balance Outstanding at		Maturity Date		June 30,		June 30,
	June 30, 2015	December 31, 2014		Interest Rate at June 30, 2015	2015	2014	2015	2014
Senior Unsecured Notes	$300,000	$300,000	August 2020	6.875%	$4,422	$2,849	$8,868	$5,083
Revolving Credit Facility	$115,000	$215,000	February 2020	2.68%	$862	$466	$2,202	$841
Lease Financing Obligation	$183,601	N/A	February 2035	6.70%	$2,609	N/A	$3,750	N/A
____________________
N/A: Not applicable

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three months ended June 30, 2015 and 2014, the Company incurred interest costs totaling $10.0 million and $6.2 million, respectively, of which $1.4 million and $2.6 million, respectively, were capitalized to film costs. During the six months ended June 30, 2015 and 2014, the Company incurred interest costs totaling $18.5 million and $12.3 million, respectively, of which $2.4 million and $5.8 million, respectively, were capitalized to film costs.

As of June 30, 2015, the Company was in compliance with all applicable financial debt covenants.

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

The Company utilized the annual effective tax rate method (as described above) to calculate the income tax provision for the three and six months ended June 30, 2015 and 2014. For the three months ended June 30, 2015 and 2014, the Company recorded a provision for income taxes of $1.8 million and $2.6 million, respectively, or an effective tax rate of (5.8)% and (17.3)%, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded a provision for income taxes of $4.2 million and a benefit for income taxes of $19.9 million, respectively, or an effective tax rate of (5.0)% and 24.6%, respectively. Although the Company incurred a loss before income taxes during the three and six months ended June 30, 2015, it recorded a provision for income taxes primarily due to foreign taxes combined with the impact of the existence of a valuation allowance. For the three and six months ended June 30, 2015, the Company's combined effective tax rate was (29.3)% and (13.5)%, respectively. For the three and six months ended June 30, 2014, the Company's combined effective tax rate was (6.0)% and 27.8%, respectively. The effective tax rates and the combined effective tax rates for the three and six months ended June 30, 2015 were primarily attributable to foreign taxes and an increase in the Company's income tax benefit payable to former stockholder, as well as the effect of a valuation allowance. The differences in the Company's effective tax rates and combined effective tax rates for the three and six months ended June 30, 2015 compared to the rates during the three and six months

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended June 30, 2014 were primarily due to the valuation allowance established, during the three months ended December 31, 2014, against the Company's deferred tax assets.

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and all subsequent tax years remain open to audit. The Company's California state tax returns for all years subsequent to 2009 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2012 through 2014.

12.	Stockholders' Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three and six months ended June 30, 2015 and 2014, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2015, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

Non-Controlling Interests

The Company's consolidated balance sheets include non-controlling interests, which are presented as a separate component of equity. A non-controlling interest represents the other equity holder's interest in a joint venture that the Company consolidates. The net income or loss attributable to the non-controlling interests is presented in the Company's consolidated statements of operations. There is no other comprehensive income or loss attributable to the non-controlling interests.

The following table presents the changes in equity for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2014	$1,156,357	$38,041	$1,194,398
Stock-based compensation	15,729	—	15,729
Purchase of treasury shares	(3,066)	—	(3,066)
Foreign currency translation adjustments	42	—	42
Capital contribution from non-controlling interest holder	—	15,000	15,000
Distributions to non-controlling interest holder	—	(813)	(813)
Net loss	(93,360)	(1,569)	(94,929)
Balance as of June 30, 2015	$1,075,702	$50,659	$1,126,361

Balance as of December 31, 2013	$1,404,795	$1,224	$1,406,019
Stock option exercises	261	—	261
Stock-based compensation	15,989	—	15,989
Purchase of treasury shares	(1,751)	—	(1,751)
Foreign currency translation adjustments	695	—	695
Distributions to non-controlling interest holder	—	(143)	(143)
Net loss	(58,323)	(21)	(58,344)
Balance as of June 30, 2014	$1,361,666	$1,060	$1,362,726

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Stock-Based Compensation

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total stock-based compensation	$6,328	$3,112	$10,727	$8,421
Tax impact(1)	1,854	187	1,448	(2,341)
Reduction in net income, net of tax	$8,182	$3,299	$12,175	$6,080
____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the statements of operations line item "Increase/decrease in income tax benefit payable to former stockholder" (see Note 11).

Stock-based compensation cost capitalized as a part of film costs was $2.5 million and $3.7 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $4.8 million and $7.3 million for the six-month periods ended June 30, 2015 and 2014, respectively.

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three- and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2015
Restricted stock units	132	$25.76	909	$22.04
2014
Restricted stock and restricted stock units	235	$25.21	459	$27.50

As of June 30, 2015, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $62.3 million and will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.8 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Feature Films	$87,810	$69,686	$215,830	$179,722
Television Series and Specials	54,529	19,950	72,542	37,919
Consumer Products	12,670	18,533	27,786	30,661
New Media	14,550	11,525	19,133	15,618
All Other	1,223	2,583	2,021	5,598
Total consolidated revenues	$170,782	$122,277	$337,312	$269,518

Segment gross profit(1)
Feature Films	$31,724	$23,902	$72,701	$(1,526)
Television Series and Specials	19,166	1,220	22,617	6,979
Consumer Products	1,815	7,308	8,353	13,351
New Media	7,472	2,471	9,587	2,391
All Other	416	(156)	911	102
Total segment gross profit	$60,593	$34,745	$114,169	$21,297

Reconciliation to consolidated loss before income taxes:
Selling and marketing expenses(2)	1,827	1,367	3,513	3,338
General and administrative expenses	80,736	53,228	169,878	98,436
Product development expense	1,592	611	1,924	1,151
Change in fair value of contingent consideration	—	(7,220)	—	(4,720)
Other operating income	(1,719)	(2,317)	(4,000)	(3,989)
Non-operating expenses (income)	12,659	(1,064)	24,484	(1,436)
Loss from equity method investees	2,775	3,467	9,137	6,727
Total consolidated loss before income taxes	$(37,277)	$(13,327)	$(90,767)	$(78,210)
____________________

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
The Company defines segment gross profit as segment revenues less segment costs of revenues (which is comprised of costs of revenues and certain costs classified as a component of "selling and marketing" in its statements of operations). Refer to Note 1 for further information related to changes made to the Company's statement of operations presentation.

(2)	Represents certain selling and marketing expenses that are not included as a component of segment gross profit due to the general nature of such expenses.

The following table presents goodwill for each of the Company's reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	New Media	Total
Balance as of June 30, 2015 and December 31, 2014	$43,995	$6,111	$12,219	$128,343	$190,668

15.	Related Party Transactions

Transactions with ODW

During the three and six months ended June 30, 2015, the Company had various transactions with a related party, ODW. See Note 7 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV have formed joint ventures related to the music business. As it relates to these arrangements, for the three and six months ended June 30, 2015 and 2014, revenues recognized were not material. As of June 30, 2015 and December 31, 2014, the Company's deferred revenue and other advances (see Note 9) included a cash advance received of approximately $5.0 million, related to music licensing revenues.

Transactions with Vessel

One of the Company's directors, Jason Kilar, is the chief executive officer and a significant stockholder in Vessel, a start-up subscription Internet video service company. Vessel has entered into (and is expected to continue to enter into) content and referral agreements with clients of ATV. The agreements in effect provide for minimum payments during the next three years to ATV clients, with additional payments depending on applicable advertising and subscription revenues. Although ATV is not a party to these agreements, it will receive a percentage of the amounts paid to its clients under the terms of its arrangements with its individual clients. During the three and six months ended June 30, 2015, amounts received under these arrangements were immaterial.

16.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's primary third-party distributors, Fox and Paramount. Fox represented approximately 41% and 30% of total revenue for the three-month periods ended June 30, 2015 and 2014, respectively, and 34% and 21% for the six-month periods ended June 30, 2015 and 2014, respectively. As it relates to the three- and six-month periods ended June 30, 2014, Paramount represented approximately 27% of total revenues for each respective period. In addition, during the three months ended June 30, 2015, 30%, and during the six months ended June 30, 2015 and 2014, 37% and 25%, respectively, of the Company's revenues were earned through license arrangements with Netflix, Inc. ("Netflix").

As of June 30, 2015 and December 31, 2014, approximately 72% and 49%, respectively, of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.Commitments and Contingencies

Legal Proceedings

Shareholder Class Action and Derivative Lawsuits. In August 2014, two putative shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors in the U.S. District Court for the Central District of California. These lawsuits have been consolidated and generally assert that, between October 29, 2013 and July 29, 2014, the Company and certain of its officers and directors made alleged material misstatements and omissions regarding the financial performance of Turbo. The consolidated lawsuit seeks to recover damages on behalf of shareholders as well as other equitable and unspecified monetary relief. On April 1, 2015, the court granted the Company's motion to dismiss the consolidated securities class action lawsuit and the case was dismissed with prejudice on May 19, 2015. On June 18, 2015, the plantiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend against this consolidated lawsuit. At this time the Company is unable to reasonably predict the ultimate outcome of this consolidated lawsuit, nor can it reasonably estimate a range of possible loss. In September 2014, a putative shareholder derivative action was filed in the U.S. District Court for the Central District of California against the Company (nominally and in a derivative capacity) and several of its officers and directors for alleged violations of fiduciary duties to the Company for, among other things, permitting the Company to issue alleged material misstatements and omissions regarding the financial performance of Turbo. This lawsuit generally asserts, purportedly on the Company's behalf, the same underlying factual allegations as those made in the class action lawsuits discussed above and has been deemed a related case. On May 20, 2015, the court issued an order granting a joint stipulation to dismiss the derivative action without prejudice.

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

Purchase Obligations. During the six months ended June 30, 2015, the Company entered into an agreement with one of its suppliers which committed the Company to minimum purchase obligations of certain capital assets intended to be resold in connection with one of the Company's Consumer Products segment activities. As of June 30, 2015, remaining minimum purchase obligations totaled $19.8 million and will be paid during 2015 and 2016. Prior to resale, in the Company's consolidated balance sheets, these assets are included in prepaid expenses to the extent that advance deposits have been made for such assets (as of June 30, 2015, this amount was $16.2 million), or in other assets to the extent that the Company has received the asset from its supplier.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to DreamWorks Animation SKG, Inc.	$(38,583)	$(15,387)	$(93,360)	$(58,323)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation:
Weighted average common shares outstanding	85,777	84,658	85,793	84,624
Less: Unvested restricted stock	(45)	(104)	(119)	(104)
Denominator for basic and diluted calculation	85,732	84,554	85,674	84,520
Net loss per share—basic and diluted	$(0.45)	$(0.18)	$(1.09)	$(0.69)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts. Due to the Company's loss for each of the three-and six-month periods ended June 30, 2015 and 2014, all potential common stock equivalents are anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options to purchase shares of common stock and restricted stock awards	393	1,706	555	491

The following table sets forth (in thousands) the number of equity awards that are contingently issuable (assuming the required performance conditions had been satisfied as of the dates shown in the table) and that could potentially dilute earnings per share in future periods provided that the Company has net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Restricted stock awards	1,372	936	1,372	936

19.	Restructuring and Related Charges

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact to 2015 Financial Results

For the three and six months ended June 30, 2015, the Company incurred charges for the Company's 2015 Restructuring Plan as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Employee termination costs	$560	$5,147
Relocation and other employee-related costs	1,885	3,381
Accelerated depreciation and amortization charges	10,853	20,132
Total restructuring and related charges	$13,298	$28,660

Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. The Company also employs individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefit costs related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Such costs were recorded during the six months ended June 30, 2015 as this was the period in which the terms of the restructuring plan had been established, management with the appropriate authority committed to the plan and communication to employees had occurred. Such costs are classified in general and administrative expenses in the Company's consolidated statements of operations. During the six months ended June 30, 2015, employee termination costs included approximately 160 additional employees. As a result, cumulative employee termination costs related to the 2015 Restructuring Plan were attributable to approximately 500 employees.

Relocation and other employee-related costs primarily consist of costs to relocate employees from the Company's Northern California facility to its Southern California facility. Such costs are expensed as incurred and are classified within general and administrative expenses.

Accelerated depreciation and amortization charges for the 2015 Restructuring Plan were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. The estimated useful lives of certain property, plant and equipment changed as a result of the Company's decision to exit its Northern California facility. Such costs are classified within general and administrative expenses.

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits (excluding stock-based compensation) in connection with the 2015 Restructuring Plan (in thousands):

Employee Termination Benefits
Balance at December 31, 2014	$36,808
Costs incurred	10,286
Changes in estimate	(4,378)
Payments and other	(16,386)
Balance at June 30, 2015	$26,330

20.	Subsequent Events

On July 21, 2015, the Company's Landlord sold the Property (see Note 10 for further details) to an unaffiliated third party for a total sale price of $215.0 million. Pursuant to the Sharing Agreement, the Company received approximately $14.2 million from the Landlord following such sale.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q (the "Quarterly Report") contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Risk Factors" section included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), including our 2014 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.

Management Overview

The following is a summary of the significant items that affected our financial results for the three and six months ended June 30, 2015:

•
During the three and six months ended June 30, 2015, we incurred a net loss (excluding net loss attributable to non-controlling interests) of $38.6 million, or a loss of $0.45 per share, and $93.4 million, or a loss of $1.09 per share, respectively. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the six months ended June 30, 2015, we released our feature film Home (March 2015 release), which contributed revenues to the Feature Films and Consumer Products segments totaling $27.4 million. A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Feature Films Segment—Current year theatrical releases."

•
As a result of our 2015 Restructuring Plan (as described below, as well as described in Note 19 to the unaudited consolidated financial statements contained elsewhere in this Form 10-Q), we incurred restructuring and restructuring-related charges totaling $28.6 million primarily related to employee termination and other employee-related costs and accelerated depreciation and amortization charges during the six months ended June 30, 2015. In addition, during the six months ended June 30, 2015, we incurred incremental costs related to additional labor and other excess costs in order to execute the restructuring plans totaling $24.1 million. Further discussion is provided in the section entitled "—Overview of Financial Results—General and Administrative."

•
During the six months ended June 30, 2015, we sold our headquarters facility for a purchase price of $185.0 million. Concurrent with the sale of the facility, we entered into a lease agreement with the seller pursuant to which we leased the facility back commencing immediately following the consummation of the sale. This transaction was accounted for under the financing method and was classified as a lease financing obligation on our consolidated balance sheets due to our continuing involvement in the property through a sharing agreement (as further described in Note 10 to our unaudited consolidated financial statements contained elsewhere in this Quarterly Report). We currently anticipate that this transaction will be classified as a sale and leaseback of the property upon completion of a sale meeting the requirements specified in the sharing agreement. Refer to Note 20 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for information related to the sale of the property that occurred on July 21, 2015.

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

2015 Restructuring Plan

On January 22, 2015, we announced our restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, we made changes in our senior leadership team and also made changes based on our reevaluation of our feature film slate. We expect that the 2015 Restructuring Plan activities will result in charges related to employee-related costs resulting from headcount reductions of approximately 500 employees, lease obligations and other costs associated with the closure of our Northern California facility, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014. In aggregate, we expect to make cash payments totaling approximately $102.1 million related to our 2015 Restructuring Plan, comprised primarily of (i) severance, benefits, lease obligations and contractual obligations and (ii) excess labor costs. We expect that the remaining costs will be primarily incurred during the year ending December 31, 2015. We expect to make cash payments of approximately $72.6 million related to severance, benefits, lease obligations and contractual obligations, of which $29.5 million had been paid as of June 30, 2015. We expect to pay an additional $25.4 million related to such items during the six months ending December 31, 2015, with the remainder of such expenses primarily being paid in 2016. We also expect to make aggregate cash payments of $29.5 million associated with excess labor costs (further described below). During the six months ended June 30, 2015, we paid approximately $18.5 million related to excess labor costs. We expect to pay an additional $11.0 million related to excess labor, which will primarily be paid during the six months ending December 31, 2015. The actions associated with the restructuring plan are expected to be substantially completed during 2015.

The following table summarizes the costs that we incurred during the six months ended June 30, 2015, the remaining costs we expect to incur in order to execute upon our 2015 Restructuring Plan, as well as amounts previously incurred (in millions):

	Six Months Ended	Future	Incurred through
	June 30, 2015	Periods	December 31, 2014	Total
Employee termination costs	$5.1	$—	$43.4	$48.5
Relocation and other employee-related costs	3.4	2.8	—	6.2
Lease obligations and related charges	—	6.7	—	6.7
Accelerated depreciation and amortization charges	20.1	—	—	20.1
Film and other inventory write-offs	—	—	155.5	155.5
Other contractual obligations	—	—	11.2	11.2
Additional labor and other excess costs	24.1	14.0	—	38.1
Total restructuring and related charges	$52.7	$23.5	$210.1	$286.3

Employee Termination Costs. Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. We also employ individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefit costs related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Such costs were recorded during the six months ended June 30, 2015, which is the period in which the terms of the restructuring plan had been established, management with the appropriate authority committed to the plan and communication to employees had occurred. Such costs are classified within general and administrative expenses.

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

Additional Labor and Other Excess Costs. We have incurred, and we anticipate that we will continue to incur, additional costs primarily related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. In addition, we expect to incur excess costs due to the closure of our Northern California facility and such costs primarily relate to those that we expect to incur to continue to operate the facility until we exit the facility. These costs have historically been included in capitalized overhead but are now expensed as incurred. We expect that additional labor and other excess costs will primarily be incurred during the year ending December 31, 2015. Such costs are classified within general and administrative expenses.

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

Television Series and Specials

Our business activities also include the development, production and exploitation of episodic series, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television series/specials and direct-to-video product are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. We entered into long-term agreements with Netflix in June 2013, in May 2014 with the German television network SuperRTL and, in February 2014, with southern European media company Planeta Junior regarding the production and distribution of existing and future episodic series. Each agreement provides for us to deliver over 1,000 episodes of newly created series based on our properties, including characters from the Classic Media library. Under each of these agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to these parties. Additionally, we have entered into agreements for the distribution of our episodic series content with media companies in countries not covered by the Netflix, SuperRTL and Planeta Junior arrangements.

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

As mentioned above, we have expanded our merchandising and licensing activities over the last two or three years in an effort to increase our Consumer Products segment revenues. However, we currently anticipate that our Consumer Products segment revenues for the year ending December 31, 2015 will be lower than we initially expected. Although there can be no assurance about future events or conditions, we currently anticipate that our Consumer Products segment revenues for the year ending December 31, 2015 will be similar to the segment revenues for the year ended December 31, 2014.

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

In December 2014, we entered into an agreement with an affiliate of Hearst, whereby Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. We consolidate the results of the ATV Joint Venture as we are the controlling party. The Company and Hearst expect to work together to support ATV's efforts to enter into new content channels, broaden its audience and expand its geographic reach.

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

Television Series and Specials. Similar to our Feature Films segment, costs of revenues related to our Television Series and Specials segment primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized. In addition, costs of revenues include amortization of intangible assets (which consists of certain character rights). We also use a third-party to distribute certain home entertainment product in the U.S. and Canada, and as a result of our arrangement with the third-party, costs of revenues also include costs related to physical inventory sales.

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

Capitalized production costs and participations and residual costs are amortized and included in costs of revenues in the proportion that the revenue for each film or television series/special ("Current Revenue") during the period bears to its respective estimated remaining total revenue to be received from all sources ("Ultimate Revenue"). The amount of capitalized production costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television series/special for such period. Because the profitability for each title varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, total amortization may vary from period to period due to several factors, including: (i) changes in the mix of titles earning revenue, (ii) changes in any title's Ultimate Revenue and capitalized costs and (iii) write-downs of capitalized production costs due to changes in the estimated fair value of unamortized capitalized production costs.

Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is substantially reduced after a film’s initial theatrical release, and thus, to the extent that we record a material impairment charge, it generally occurs in the quarter of a film's initial theatrical release. For example, in the quarter ended March 31, 2014, we recorded an impairment charge of $57.1 million with respect to our film Mr. Peabody and Sherman, which was released in March 2014. We may also from time to time observe indicators of impairment subsequent to a film's initial worldwide theatrical release, such as lower-than-expected performance in home entertainment and other post-theatrical markets, which result in a reduction in our estimate of a film's Ultimate Revenues and may result in an impairment of the film in periods following its initial theatrical release. For example, Turbo was initially released in July 2013 in the domestic theatrical market and we recorded an impairment charge on the film during the quarter ended December 31, 2013.

As it relates to titles that have been impaired, additional impairments may be subsequently recorded if the uncertain components of our future revenues associated with those titles (e.g., those related to home entertainment sales) do not materialize as currently expected. For example, in November 2014, we released The Penguins of Madagascar into the domestic theatrical market and performance has been below our forecast. As a result, during the quarter ended December 31, 2014, we recorded an impairment charge in the amount of $30.3 million. As of June 30, 2015, remaining unamortized capitalized production costs related to The Penguins of Madagascar were approximately $80.9 million. A reduction of 20% in our estimated future variable revenues attributable to The Penguins of Madagascar would result in an additional impairment charge of approximately $1.0 million to $5.0 million.

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

For a detailed description of our revenues and operating expenses, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs" of our 2014 Form 10-K.

Seasonality

The timing of revenue reporting and receipt of cash remittances to us, related to our feature films, from our distributors fluctuates based upon the timing of our films' theatrical and home entertainment releases and, with respect to certain of our distributors, the recoupment position of our distributors on a film-by-film basis, which varies depending upon a film's overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuates depending on when each title is made available. The licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television series broadcasts. We expect that revenues generated from our Classic Media properties will tend to be higher during the fourth quarter of each calendar year due to the holiday-themed content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results, as well as our cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Results of Operations

Overview of Financial Results

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014(1)	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$170.8	$122.3	$48.5	39.7%	$337.3	$269.5	$67.8	25.2%
Operating expenses (income):
Costs of revenues	99.9	75.6	24.3	32.1%	206.1	232.0	(25.9)	(11.2)%
Selling and marketing	12.1	13.3	(1.2)	(9.0)%	20.5	19.5	1.0	5.1%
General and administrative	80.7	53.2	27.5	51.7%	169.9	98.4	71.5	72.7%
Product development	1.6	0.6	1.0	166.7%	1.9	1.2	0.7	58.3%
Change in fair value of contingent consideration	—	(7.2)	7.2	100.0%	—	(4.7)	4.7	100.0%
Other operating income	(1.7)	(2.3)	0.6	26.1%	(4.0)	(4.0)	—	—%
Operating loss	(21.8)	(10.9)	(10.9)	(100.0)%	(57.1)	(72.9)	15.8	21.7%

Non-operating income (expense):
Interest expense, net	(7.6)	(2.5)	(5.1)	(204.0)%	(13.9)	(4.3)	(9.6)	(223.3)%
Other income (expense), net	2.0	1.8	0.2	11.1%	(3.5)	3.1	(6.6)	NM
(Increase) decrease in income tax benefit payable to former stockholder	(7.1)	1.7	(8.8)	NM	(7.1)	2.6	(9.7)	NM
Loss before loss from equity method investees and income taxes	(34.5)	(9.9)	(24.6)	(248.5)%	(81.6)	(71.5)	(10.1)	(14.1)%

Loss from equity method investees	2.7	3.4	(0.7)	(20.6)%	9.1	6.7	2.4	35.8%
Loss before income taxes	(37.2)	(13.3)	(23.9)	(179.7)%	(90.7)	(78.2)	(12.5)	(16.0)%
Provision (benefit) for income taxes	1.8	2.6	(0.8)	(30.8)%	4.2	(19.9)	24.1	NM
Net loss	(39.0)	(15.9)	(23.1)	(145.3)%	(94.9)	(58.3)	(36.6)	(62.8)%
Less: Net loss attributable to non-controlling interests	(0.4)	(0.5)	0.1	20.0%	(1.5)	—	(1.5)	(100.0)%
Net loss attributable to DreamWorks Animation SKG, Inc.	$(38.6)	$(15.4)	$(23.2)	(150.6)%	$(93.4)	$(58.3)	$(35.1)	(60.2)%

Net loss per share attributable to DreamWorks Animation SKG, Inc.	$(0.45)	$(0.18)	$(0.27)	(150.0)%	$(1.09)	$(0.69)	$(0.40)	(58.0)%
Shares used in computing net loss per share	85.7	84.6		1.3%	85.7	84.5		1.4%
____________________
NM: Not Meaningful.

(1)
Our results for the six months ended June 30, 2014 included write-downs of film costs totaling $57.1 million. See "—Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014—Revenues and Segment Costs of Revenues—Feature Films Segment" for further details.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following chart sets forth (in millions, except percentages), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
Revenues ($ in millions)
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$170.8(1)
Feature Films, $87.8
51.4%
Television Series and Specials, $54.5
31.9%
Consumer Products, $12.7
7.4%
New Media, $14.6
8.6%
0.7%
All Other, $1.2
$122.3(1)
Feature Films, $69.7
57.0%
Television Series and Specials, $20.0
16.4%
Consumer Products, $18.5
15.1%
New Media, $11.5
9.4%
2.1%
All Other, $2.6
2Q 2015
2Q 2014

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

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$87.8	$69.7	$18.1	26.0%
Segment costs of revenues	56.1	45.8	10.3	22.5%
Segment gross profit	$31.7	$23.9	$7.8	32.6%

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
$87.8(1)
Home, $23.9
The Penguins of Madasgascar, $8.3
How to Train Your Dragon 2, $17.9
$34.6
Mr. Peabody and Sherman, $8.4
Turbo, $1.0
Library, $28.3
$69.7(1)
How to Train Your Dragon 2, $2.6
Mr. Peabody and Sherman, $1.5
$4.1
Turbo, $11.0
$36.5
The Croods, $25.5
Rise of the Guardians, $2.0
Library, $27.1
2Q 2015
2Q 2014
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category increased to $23.9 million during the three months ended June 30, 2015 compared to $4.1 million during the three months ended June 30, 2014. The increase in revenues generated by our "Current year theatrical releases" category was due to Home (March 2015 release), which was a stronger-performing title than Mr. Peabody and Sherman (March 2014 release). During the three months ended June 30, 2015, Home contributed $23.9 million, or 14.0%, of consolidated revenues primarily earned in the worldwide theatrical markets. During the three months ended June 30, 2014, Mr. Peabody and Sherman contributed $1.5 million, or 1.2%, of revenues, primarily earned in the international theatrical market.

Additionally, during the three months ended June 30, 2014, we released How to Train Your Dragon 2 (June 2014 release) which contributed $2.6 million, or 2.1%, of consolidated revenues earned in the ancillary markets. As is somewhat typical for many of our new theatrical releases, our primary distributor did not report any theatrical revenue to us during the three months ended June 30, 2014 for How to Train Your Dragon 2 as Fox had not yet recouped their marketing and distribution costs. We did not release a film during a similar time frame during the three months ended June 30, 2015.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $1.9 million, or 5.2%, to $34.6 million during the three months ended June 30, 2015 when compared to $36.5 million of revenues earned during the three months ended June 30, 2014. Although there were three titles that comprised this category during the three months ended June 30, 2015 compared to two titles during the three months ended June 30, 2014, our spring release The Croods (March 2013 release) contributed higher revenues to the three months ended June 30, 2014 as it was a stronger-performing title when compared to Mr. Peabody and Sherman (March 2014 release). This decrease was partially offset by higher revenues earned during the three months ended June 30, 2015 by our summer release How to Train Your Dragon 2 (June 2014 release), which was a stronger-performing title when compared to Turbo (July 2013 release).

For the three months ended June 30, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 and Mr. Peabody and Sherman. The Penguins of Madagascar contributed $8.3 million (or 4.9% of consolidated revenues) primarily earned in the worldwide home entertainment market. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $17.9 million (or 10.5%) and $8.4 million (or 4.9%) of revenues, respectively, primarily earned in the international television market.

For the three months ended June 30, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo (July 2013 release) and The Croods (March 2013 release). During the three months ended June 30, 2014, Turbo contributed $11.0 million, or 9.0%, of revenues, primarily earned in the worldwide home entertainment markets. During the three months ended June 30, 2014, The Croods contributed $25.5 million, or 20.9%, of revenues, primarily earned in the international pay television market.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category remained relatively consistent during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.

Preceding year theatrical release revenues during the three months ended June 30, 2015 consisted of those related to Turbo, which contributed $1.0 million (or 0.6%) of consolidated revenues. Preceding year theatrical release revenues during the three months ended June 30, 2014 consisted of those related to Rise of the Guardians, which contributed $2.0 million, or 1.6%, of consolidated revenues.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues from our "Library" category increased $1.2 million, or 4.4%, to $28.3 million during the three months ended June 30, 2015 when compared to $27.1 million during the three months ended June 30, 2014. The slight increase in revenues was attributable to the addition of The Croods (March 2013 release) to our "Library" category, which occurred in the first quarter of 2015.

Segment Costs of Revenues

The primary component of costs of revenues for our Feature Film segment is film amortization costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment remained relatively consistent and were 63.9% during the three months ended June 30, 2015 compared to 65.7% for the three months ended June 30, 2014.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$54.5	$20.0	$34.5	172.5%
Segment costs of revenues	35.3	18.8	16.5	87.8%
Segment gross profit	$19.2	$1.2	$18.0	NM
____________________
NM: Not Meaningful.

Segment Revenues

Revenues generated from our Television Series and Specials segment increased $34.5 million, or 172.5%, to $54.5 million during the three months ended June 30, 2015 when compared to $20.0 million during the three months ended June 30, 2014. The increase in revenues was attributable to a significantly higher number of episodes delivered under our episodic content licensing arrangements. During the three months ended June 30, 2015, the primary driver of revenues was our episodic series Dragons: Race to the Edge, Turbo F.A.S.T, All Hail King Julien and Adventures of Puss in Boots, while during the three months ended June 30, 2014, the primary driver of revenues was our Turbo F.A.S.T. series.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 64.9% for the three months ended June 30, 2015 compared to 93.9% for the three months ended June 30, 2014. The decrease in segment costs of revenues as a percentage of revenues was primarily due to an overall decrease in the amortization rates associated with our episodic series when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, which was attributable to a different mix of content licensed during each of the periods. This decrease was partially offset by an increase in marketing costs associated with our new episodic series. In addition, costs of revenues as a percentage of revenues for the three months ended June 30, 2014 was negatively impacted by higher than expected returns of seasonal and newly-released home entertainment product, as well as increased selling costs, related to our Classic Media properties.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$12.7	$18.5	$(5.8)	(31.4)%
Segment costs of revenues	10.9	11.2	(0.3)	(2.7)%
Segment gross profit	$1.8	$7.3	$(5.5)	(75.3)%

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment decreased $5.8 million, or 31.4%, to $12.7 million during the three months ended June 30, 2015 when compared to $18.5 million during the three months ended June 30, 2014. Revenues generated during the three months ended June 30, 2014 were higher than the three months ended June 30, 2015 as the 2014 period benefited from merchandising and licensing activities related to How to Train Your Dragon 2 (our June 2014 theatrical release).

Segment revenues for each of the three-month periods ended June 30, 2015 and 2014 were primarily due to licensing arrangements related to a variety of our intellectual property rights associated with the characters from our feature films.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment increased to 85.7% during the three months ended June 30, 2015 compared to 60.6% during the three months ended June 30, 2014. This increase was largely due to higher costs incurred across a variety of segment activities, none of which were individually material. In addition, the three-month period ended June 30, 2014 benefited from merchandising and licensing revenues related to How to Train Your Dragon 2, which had high margins.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$14.6	$11.5	$3.1	27.0%
Segment costs of revenues	7.1	9.0	(1.9)	(21.1)%
Segment gross profit	$7.5	$2.5	$5.0	200.0%

Segment Revenues

Revenues generated by our New Media segment increased to $14.6 million during the three months ended June 30, 2015 compared to $11.5 million during the three months ended June 30, 2014. This increase was primarily attributable to revenues generated under new licensing arrangements as a result of the delivery of newly-created content.

Segment Costs of Revenues

During the three months ended June 30, 2015 and 2014, costs of revenues related to our New Media segment were $7.1 million (or 48.6% of segment revenues) and $9.0 million (or 78.6% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues decreased when compared to the three months ended June 30, 2014 largely due to the mix of revenue sources that contributed to revenues earned during the three months ended June 30, 2015, which had lower associated costs, when compared to the same period of the prior year. In addition, costs of revenues are impacted by the straight-line amortization of intangible assets, and as a result, such amortization does not directly correlate with revenues generated during the period.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$1.2	$2.6	$(1.4)	(53.8)%
Segment costs of revenues	0.8	2.8	(2.0)	(71.4)%
Segment gross profit (loss)	$0.4	$(0.2)	$0.6	NM
____________________
NM: Not Meaningful.

Segment Revenues and Costs of Revenues

As illustrated in the table above, segment revenues and segment costs of revenues attributable to our All Other segment were immaterial during each of the three months ended June 30, 2015 and 2014.

Selling and Marketing. Selling and marketing expenses directly attributable to our segments are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the three-month periods ended June 30, 2015 and June 30, 2014, the amount of selling and marketing expenses not allocated to our segments was $1.8 million and $1.4 million, respectively.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Selling and marketing	$12.1	$13.3
Less: allocation to segments	10.3	11.9
Unallocated selling and marketing	$1.8	$1.4	$0.4	28.6%

Our unallocated selling and marketing costs remained relatively consistent during each of the three-month periods ended June 30, 2015 and 2014.

General and Administrative. Total general and administrative expenses increased $27.5 million to $80.7 million (including stock-based compensation expense of $6.1 million) for the three months ended June 30, 2015 from $53.2 million (including stock-based compensation expense of $2.9 million) for the three months ended June 30, 2014. This 51.7% aggregate increase was largely attributable to charges related to our 2015 Restructuring Plan. Such charges primarily consisted of $2.4 million related to employee-related (primarily relocation costs) and other costs, $10.8 million related to accelerated depreciation and amortization costs and $7.6 million related to additional labor and other excess costs. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs. Excluding these restructuring and restructuring-related charges, general and administrative expenses for the three months ended June 30, 2015 were $59.8 million, an increase of $6.6 million, or 12.4%, when compared to the same period of the prior year.

Due to the expansion of the ATV business, general and administrative expenses increased $4.4 million when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014. In addition, approximately $4.0 million of the increase was attributable to performance-based incentive compensation expense (primarily stock-based compensation), which varies with changes in forecasts of the related performance metrics that will be achieved. These increases were partially offset by approximately $2.0 million of lower consulting and professional fees.

Product Development. Product development costs increased to $1.6 million during the three months ended June 30, 2015 when compared to $0.6 million during the three months ended June 30, 2014. Product development costs primarily represent research and development costs related to our technology.

Change in Fair Value of Contingent Consideration. During the three months ended June 30, 2015, our results did not include any effect of a change in fair value of contingent consideration. Due to the amounts paid in lieu of the contingent consideration arrangement related to the acquisition of ATV, our liability was reduced to zero during the three months ended December 31, 2014. During the three months ended June 30, 2014, we recorded a gain of $7.2 million which resulted from a decrease in the estimate of the fair value of the contingent consideration liability. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Other Operating Income. During the three months ended June 30, 2015 and 2014, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended June 30, 2015 and 2014, other operating income totaled $1.7 million and $2.3 million, respectively, and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Loss. Operating loss for the three months ended June 30, 2015 and 2014 was $21.8 million and $10.9 million, respectively. Operating loss for the three months ended June 30, 2015 was largely driven by charges related to our 2015 Restructuring Plan (as previously described), while operating loss for the three months ended June 30, 2014 was largely due to lower revenues earned and increased costs of revenues relative to those revenues.

Interest Expense, Net. For the three months ended June 30, 2015 and 2014, we recorded net interest expense (net of amounts capitalized and interest income) of $7.6 million and $2.5 million, respectively. This increase of $5.1 million was primarily due to interest expense attributable to our lease financing obligation (refer to Note 10 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report), as well as a decrease in the amount of interest expense that could be capitalized because of a lower balance of assets that qualify for interest capitalization.

Other Income, Net.  For the three months ended June 30, 2015 and 2014, total other income (net of other expenses) was $2.0 million and $1.8 million, respectively. Other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance relationships.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our 2004 initial public offering ("Tax Basis Increase"), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As a result of the Tax Basis Increase, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the three months ended June 30, 2015, we recorded $7.1 million as an increase to our income tax benefit payable to former stockholder in our statements of operations as we are currently anticipating a tax benefit from the Tax Basis Increase for the year ending December 31, 2015. For the three months ended June 30, 2014, we recorded $1.7 million as a decrease in income tax benefit payable to former stockholder in our statements of operations as a result of our ability to claim certain federal tax deductions.

Loss from Equity Method Investees.  During the three months ended June 30, 2015 and 2014, our portion of the losses incurred by equity method investees was $2.7 million and $3.4 million, respectively, which were primarily attributable to our shares of losses incurred by ODW.

Provision for Income Taxes.  For the three months ended June 30, 2015 and 2014, we recorded a provision for income taxes of $1.8 million and $2.6 million, respectively, or an effective tax rate of (5.8)% and (17.3)%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended June 30, 2015 and 2014 were (29.3)% and (6.0)%, respectively. As a result of our loss before income taxes during the three months ended June 30, 2015, our effective tax rate and combined effective tax rate were lower than the 35% statutory federal rate primarily due to the valuation allowance against our deferred tax assets. In addition, our effective tax rate and combined effective tax rate for the three months ended June 30, 2015 was primarily attributable to foreign taxes and an increase in our income tax benefit payable to former stockholder.

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

For further information on the methodology applied in determining our provision for income taxes for the three months ended June 30, 2015 and 2014, refer to Note 11 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Net Loss Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). In addition, in December 2014, we sold an interest in our ATV business to a third party and, in February 2015, we formed a new entity (which is less than wholly owned) to commercialize one of our technology initiatives. We consolidate the results of each of these entities because we retain control over the operations. Net income (or loss) attributable to non-controlling interests represents the joint venture partners' share of the income (or loss) that is consolidated in our operating results. For the three months ended June 30, 2015 and 2014, net loss attributable to non-controlling interests was $0.4 million and $0.5 million, respectively.

The net loss recognized during the three months ended June 30, 2015 included those attributable to the activities associated with the ATV Joint Venture. During the three months ended June 30, 2014, our ATV business was conducted through wholly-owned subsidiaries, and, thus, there was no net income/loss attributable to non-controlling interests.

Net Loss Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net loss attributable to non-controlling interests) for the three months ended June 30, 2015 was $38.6 million, or a loss of $0.45 per share, as compared $15.4 million, or a loss of $0.18 per share, during the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following chart sets forth (in millions, except percentages), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
Revenues ($ in millions)
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$337.3(1)
Feature Films, $215.8
64.0%
Television Series and Specials, $72.5
21.5%
8.2%
Consumer Products, $27.8
5.7%
New Media, $19.1
0.6%
All Other, $2.1
$269.5(1)
Feature Films, $179.7
66.7%
Television Series and Specials, $37.9
14.0%
Consumer Products, $30.7
11.4%
5.8%
New Media, $15.6
2.1%
All Other, $5.6
YTD 2Q 2015
YTD 2Q 2014

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

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$215.8	$179.7	$36.1	20.1%
Segment costs of revenues	143.1	181.2	(38.1)	(21.0)%
Segment gross profit (loss)	$72.7	$(1.5)	$74.2	NM
____________________
NM: Not Meaningful.

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$215.8(1)
Home, $26.9
The Penguins of Madagascar, $10.3
How to Train Your Dragon 2, $59.3
Mr. Peabody and Sherman, $39.9
Turbo, $13.4
Library, $66.0
$109.5
$179.7(1)
How To Train Your Dragon 2, $2.6
Mr. Peabody and Sherman, $4.5
$7.1
Turbo, $33.3
$100.5
The Croods, $67.2
Rise of the Guardians, $5.5
Madagascar 3, $1.8
$7.3
Library, $64.8
YTD 2Q 2015
YTD 2Q 2014
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category increased to $26.9 million during the six months ended June 30, 2015 compared to $7.1 million during the six months ended June 30, 2014. Although we released only one title during the six months ended June 30, 2015 compared to two titles during the same period of the prior year, revenues increased due to higher revenues contributed by Home (March 2015 release) as it was a stronger-performing title when compared to Mr. Peabody and Sherman (March 2014 release).

During the six months ended June 30, 2015, Home contributed $26.9 million, or 8.0%, of consolidated revenues primarily earned in the worldwide theatrical markets. During the six months ended June 30, 2014, Mr. Peabody and Sherman contributed $4.5 million, or 1.7%, of revenues, primarily earned in the international theatrical and ancillary markets. Additionally, during the six months ended June 30, 2014, we released How to Train Your Dragon 2 (June 2014 release) which contributed $2.6 million, or 1.0%, of consolidated revenues earned in the ancillary markets. As is somewhat typical for many of our new theatrical releases, our primary distributor did not report any theatrical revenue to us during the six months ended June 30, 2014 for How to Train Your Dragon 2 as Fox had not yet recouped their marketing and distribution costs. We did not release a film during a similar time frame during the six months ended June 30, 2015.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category increased $9.0 million, or 9.0%, to $109.5 million during the six months ended June 30, 2015 when compared to $100.5 million of revenues earned during the six months ended June 30, 2014. This increase was primarily due to revenues contributed by The Penguins of Madagascar (November 2014 release).

For the six months ended June 30, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar, How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release). The Penguins of Madagascar contributed $10.3 million, or 3.1%, of consolidated revenues, primarily generated in the worldwide home entertainment markets. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $59.3 million (or 17.6%) and $39.9 million (or 11.8%) of revenues, respectively, primarily related to each title's SVOD distribution.

For the six months ended June 30, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo (July 2013 release) and The Croods (March 2013 release) which contributed $33.3 million (or 12.4%) and $67.2 million (or 24.9%) of revenues, respectively, primarily related to each title's SVOD distribution, as well as revenues earned in the worldwide home entertainment market.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category increased $6.1 million to $13.4 million during the six months ended June 30, 2015 when compared to $7.3 million of revenues during the six months ended June 30, 2014. Although there was only one title that comprised the "Preceding year theatrical releases" category during the six months ended June 30, 2015 compared to two titles during the same period of the prior year, revenues increased as a result of a non-routine licensing arrangement attributable to the home entertainment market related to Turbo (July 2013 release), which was earned during the three months ended March 31, 2015.

"Preceding year theatrical release" revenues during the six months ended June 30, 2015 consisted of those related to Turbo, which contributed $13.4 million, or 4.0%, of consolidated revenues, primarily earned in the international home entertainment market. "Preceding year theatrical release" revenues for the six months ended June 30, 2014 were comprised of Rise of the Guardians and Madagascar 3, which contributed an aggregate of $7.3 million, or 2.7%, of consolidated revenues, primarily earned in the worldwide home entertainment market.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category increased $1.2 million, or 1.9%, to $66.0 million during the six months ended June 30, 2015 when compared to $64.8 million of revenues during the six months ended June 30, 2014. Library revenues for the six months ended June 30, 2015 included recoveries totaling $7.8 million from previously established home entertainment reserves related to sales through our former primary theatrical distributor. During the six months ended June 30, 2015 and 2014, revenues generated by our "Library" category in each year were driven by Rise of the Guardians and Puss in Boots, respectively, primarily earned in the worldwide television markets.

Segment Costs of Revenues

The primary component of our costs of revenues for our Feature Films segment is film amortization costs and, as it relates to the six months ended June 30, 2014, impairment charges. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 66.3% during the six months ended June 30, 2015 compared to 100.8% for the six months ended June 30, 2014. Costs of revenues for the six-month period ended June 30, 2014 included an impairment charge of $57.1 million (exclusive of the impairment allocated to the Consumer Products segment, which was immaterial) on our theatrical release Mr. Peabody and Sherman (released domestically in March 2014). Excluding the impairment charge described above, costs of revenues as a percentage of revenues decreased slightly during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. This decrease was attributable to 2015's "Library" category which had an overall lower amortization rate when compared to 2014's "Library" category.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$72.5	$37.9	$34.6	91.3%
Segment costs of revenues	49.9	30.9	19.0	61.5%
Segment gross profit	$22.6	$7.0	$15.6	222.9%

Segment Revenues

Revenues generated from our Television Series and Specials segment increased $34.6 million, or 91.3%, to $72.5 million during the six months ended June 30, 2015 when compared to $37.9 million during the six months ended June 30, 2014. The increase in revenues was attributable to a significantly higher number of episodes delivered under our episodic content licensing arrangements. During the six months ended June 30, 2015, the primary driver of revenues was our episodic series Dragons: Race to the Edge, Turbo F.A.S.T, All Hail King Julien and Adventures of Puss in Boots, while during the six months ended June 30, 2014, the primary driver of revenues was our Turbo F.A.S.T. series and the first two seasons of our episodic series based on How to Train Your Dragon.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 68.8% during the six months ended June 30, 2015 compared to 81.6% for the six months ended June 30, 2014. The decrease in segment costs of revenues as a percentage of revenues was primarily due to an overall decrease in the amortization rates associated with our episodic series when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014, which was attributable to a different mix of content licensed during each of the periods. This decrease was partially offset by an increase in marketing costs associated with our new episodic series. In addition, costs of revenues as a percentage of revenues for the six months ended June 30, 2014 was negatively impacted by higher than expected returns of seasonal and newly-released home entertainment product, as well as increased selling costs, related to our Classic Media properties.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$27.8	$30.7	$(2.9)	(9.4)%
Segment costs of revenues	19.4	17.3	2.1	12.1%
Segment gross profit	$8.4	$13.4	$(5.0)	(37.3)%

Segment Revenues

Revenues generated from our Consumer Products segment decreased $2.9 million, or 9.4%, to $27.8 million during the six months ended June 30, 2015 when compared to $30.7 million of revenues earned during the six months ended June 30, 2014. Revenues generated during the six months ended June 30, 2014 were higher than the six months ended June 30, 2015 as the 2014 period benefited from a slightly higher amount of revenues earned from merchandising and licensing activities related to our June 2014 theatrical release of How to Train Your Dragon 2.

Segment revenues for each of the six-month periods ended June 30, 2015 and 2014 were primarily due to licensing arrangements related to a variety of our intellectual property rights associated with the characters from our feature films.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment increased to 69.9% during the six months ended June 30, 2015 compared to 56.5% during the six months ended June 30, 2014. This increase was largely due to higher costs incurred across a variety of segment activities, none of which were individually material. In addition, the six-month period ended June 30, 2014 benefited from merchandising and licensing revenues related to How to Train Your Dragon 2, which had high margins.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$19.1	$15.6	$3.5	22.4%
Segment costs of revenues	9.5	13.2	(3.7)	(28.0)%
Segment gross profit	$9.6	$2.4	$7.2	300.0%

Segment Revenues

Revenues generated by our New Media segment increased to $19.1 million, or 22.4%, during the six months ended June 30, 2015 compared to $15.6 million during the six months ended June 30, 2014. This increase was primarily attributable to revenues generated under new licensing arrangements as a result of the delivery of newly-created content.

Segment Costs of Revenues

During the six months ended June 30, 2015 and 2014, costs of revenues related to our New Media segment were $9.5 million (or 49.9% of segment revenues) and $13.2 million (or 84.7% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues decreased when compared to the six months ended June 30, 2014 largely due to the mix of revenue sources that contributed to revenues earned during the six months ended June 30, 2015, which had lower associated costs, when compared to the same period of the prior year. In addition, costs of revenues are impacted by the straight-line amortization of intangible assets, and as a result, such amortization does not directly correlate with revenues generated during the period.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$2.1	$5.6	$(3.5)	(62.5)%
Segment costs of revenues	1.2	5.5	(4.3)	(78.2)%
Segment gross profit	$0.9	$0.1	$0.8	NM
____________________
NM: Not Meaningful.

Segment Revenues and Costs of Revenues

As illustrated in the table above, segment revenues and segment costs of revenues attributable to our All Other segment decreased during the six months ended June 30, 2015 when compared the six months ended June 30, 2014 as we are no longer operating any live performance productions.

Selling and Marketing. Selling and marketing expenses directly attributable to our segments are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the six-month periods ended June 30, 2015 and June 30, 2014, the amount of selling and marketing expenses not allocated to our segments was $3.5 million and $3.3 million, respectively.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Selling and marketing	$20.5	$19.5
Less: allocation to segments	17.0	16.2
Unallocated selling and marketing	$3.5	$3.3	$0.2	6.1%

Our unallocated selling and marketing costs remained relatively consistent during each of the six-month periods ended June 30, 2015 and 2014.

General and Administrative. Total general and administrative expenses increased $71.5 million to $169.9 million (including $10.2 million of stock-based compensation expense) for the six months ended June 30, 2015 from $98.4 million (including $8.0 million of stock-based compensation expense) for the six months ended June 30, 2014. This 72.7% aggregate increase was largely attributable to charges related to our 2015 Restructuring Plan. Such charges primarily consisted of $8.5 million related to employee-related (primarily relocation costs) and other costs, $20.1 million related to accelerated depreciation and amortization costs and $24.1 million related to additional labor and other excess costs. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs. Excluding these restructuring and restructuring-related charges, general and administrative expenses for the six months ended June 30, 2015 were $117.1 million, an increase of $18.7 million, or 19.0%, when compared to the same period of the prior year.

Due to the expansion of the ATV business, general and administrative expenses increased $10.3 million when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014. In addition, salaries and benefit costs attributable to headcount for certain new business initiatives increased $3.5 million during the six months ended June 30, 2015 as these costs did not occur until the second half of 2014 due to the timing of the hiring of such employees. Lastly, approximately $3.6 million of the increase was attributable to performance-based incentive compensation expense (primarily stock-based compensation), which varies with changes in forecasts of the related performance metrics that will be achieved.

Product Development. Product development costs increased to $1.9 million during the six months ended June 30, 2015 when compared to $1.2 million during the six months ended June 30, 2014. Product development costs primarily represent research and development costs related to our technology.

Change in Fair Value of Contingent Consideration. During the six months ended June 30, 2015, our results did not include any effect of a change in fair value of contingent consideration. Due to the amounts paid in lieu of the contingent consideration arrangement related to the acquisition of ATV, our liability was reduced to zero during the three months ended December 31, 2014. During the six months ended June 30, 2014, we recorded a gain of $4.7 million which resulted from a decrease in the estimate of the fair value of the contingent consideration liability. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Other Operating Income. During the six months ended June 30, 2015 and 2014, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During each of the six months ended June 30, 2015 and 2014, other operating income totaled $4.0 million and related to consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Loss. Operating loss for the six months ended June 30, 2015 and 2014 was $57.1 million and $72.9 million, respectively. Operating loss for the six months ended June 30, 2015 was largely driven by charges related to our 2015 Restructuring Plan (as previously described), while operating loss for the six months ended June 30, 2014 was largely due to the impairment charge related to Mr. Peabody and Sherman.

Interest Expense, Net. For the six months ended June 30, 2015 and 2014, we recorded net interest expense (net of amounts capitalized and interest income) of $13.9 million and $4.3 million, respectively. Interest expense (net) during the six months ended June 30, 2015 increased when compared to the six months ended June 30, 2014 primarily due to interest expense attributable to our lease financing obligation (refer to Note 10 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report), as well as a decrease in the amount of interest expense that could be capitalized because of a lower balance of assets that qualify for interest capitalization.

Other Expense/Income, Net.  For the six months ended June 30, 2015 and 2014, total other expense (net) was a net expense of $3.5 million compared to net other income of $3.1 million, respectively. The net other expense for the six months ended June 30, 2015 was primarily due to a write-off in the amount of $5.1 million related to a strategic investment made by us that was determined to not be recoverable. Following this write-off, our consolidated balance sheets continue to include investments in cost method investments, which totaled $12.4 million as of June 30, 2015.

In addition, the change in other expense (net) is also due to losses on foreign currency exchange transactions that we recorded during the six months ended June 30, 2015 in the amount of $0.7 million as compared to a gain of $0.3 million during the same period of the prior year. Lastly, other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2015, we recorded $7.1 million as an increase to our income tax benefit payable to former stockholder in our statements of operations as we are currently anticipating a tax benefit from the Tax Basis Increase for the year ending December 31, 2015. For the six months ended June 30, 2014, we recorded $2.6 million as a decrease in income tax benefit payable to former stockholder in our statements of operations as a result of our ability to claim certain federal tax deductions.

Loss from Equity Method Investees.  During the six months ended June 30, 2015 and 2014, our portion of the losses incurred by equity method investees was $9.1 million and $6.7 million, respectively, which were primarily attributable to our shares of losses incurred by ODW. The increase of $2.4 million was primarily due to an increase in ODW's expenses due to the growth of the company.

Provision/Benefit for Income Taxes.  For the six months ended June 30, 2015, we recorded a provision for income taxes of $4.2 million, or an effective tax rate of (5.0)%. For the six months ended June 30, 2014, we recorded a benefit for income taxes of $19.9 million, or an effective tax rate of 24.6%. However, when our provision/benefit for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the six months ended June 30, 2015 and 2014 were (13.5)% and 27.8%, respectively.

As a result of our loss before income taxes during the six months ended June 30, 2015, our effective tax rate and combined effective tax rate were lower than the 35% statutory federal rate primarily due to the valuation allowance against our deferred tax assets. In addition, our effective tax rate and combined effective tax rate for the six months ended June 30, 2015 was primarily attributable to foreign taxes and an increase in our income tax benefit payable to former stockholder. As a result of our loss before income taxes, during the six months ended June 30, 2014, our effective tax rate and our combined effective tax rate were different from the 35% statutory federal rate primarily due to nondeductible executive compensation and nondeductible losses from an equity method investee.

Net Loss Attributable to Non-controlling Interests.  We hold a 50% equity interest in a joint venture operated through Bullwinkle Studios. In addition, in December 2014, we sold an interest in our ATV business to a third party and, in February 2015, we formed a new entity (which is less than wholly owned) to commercialize one of our technology initiatives. We consolidate the results of each of these entities because we retain control over the operations. Net income (or loss) attributable to non-controlling interests represents the joint venture partners' share of the income (or loss) that is consolidated in our operating results. For the six months ended June 30, 2015, net loss attributable to non-controlling interests was $1.5 million. For the six months ended June 30, 2014, net loss attributable to non-controlling interests was immaterial.

The net loss recognized during the six months ended June 30, 2015 was primarily attributable to the activities associated with the ATV Joint Venture. During the six months ended June 30, 2014, our ATV business was conducted through wholly-owned subsidiaries, and, thus, there was no net income/loss attributable to non-controlling interests.

Net Loss Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net loss attributable to non-controlling interests) for the six months ended June 30, 2015 was $93.4 million, or a loss of $1.09 per share, as compared to $58.3 million, or a loss of $0.69 per share, during the six months ended June 30, 2014.

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

Lease Financing Obligation

On February 23, 2015, we entered into a purchase agreement with a third party to sell our headquarters facility for a purchase price of $185.0 million. Concurrently with the sale of the property, we entered into a lease agreement with the buyer, pursuant to which we leased the property back from the buyer commencing immediately following the consummation of the sale. For detail of the subsequent resale of this property, see Note 20 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

There were no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.

As of June 30, 2015, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2014 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, proceeds from our lease financing obligation, borrowings from our revolving credit facility and cash on hand during the six months ended June 30, 2015 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g., general and administrative costs, selling and marketing costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures, debt service payments and our restructuring initiatives.

Depending on prevailing market conditions, our liquidity requirements, bond and revolving facility covenants and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

As of June 30, 2015, we had cash and cash equivalents totaling $122.2 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, principally U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at June 30, 2015 increased by $88.0 million from $34.2 million at December 31, 2014. Components of this change in cash for the six months ended June 30, 2015, as well as for the six months ended June 30, 2014, are provided below in more detail.

As previously described, our feature films are now being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of June 30, 2015, the amount of outstanding receivables from ODW for distribution of our films was $11.9 million.

Operating Activities

Net cash provided by (used) in operating activities for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash provided by (used in) operating activities	$7,341	$(66,435)

During the six months ended June 30, 2015, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were How to Train Your Dragon 2's worldwide home entertainment and international theatrical revenues, The Croods' worldwide home entertainment revenues, Madagascar 3's international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, cash provided by operating activities during the six months ended June 30, 2015 benefited from a higher amount of advances received for future deliveries of content when compared to the same period of the prior year.

Cash used in operating activities for the six months ended June 30, 2015 included $8.5 million paid related to incentive compensation payments, which decreased $23.7 million when compared to the amount paid during the six months ended June 30, 2014 as these cash payments fluctuate based on our financial results. During the six months ended June 30, 2015, we also made payments (net of refunds received) to an affiliate of a former stockholder related to tax benefits realized in 2014 from the Tax Basis Increase in the amount of $7.4 million. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

During the six months ended June 30, 2014, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were The Croods' international theatrical and worldwide home entertainment revenues, Rise of the Guardians' worldwide home entertainment and international television revenues, Madagascar 3's international theatrical and television revenues, Puss in Boots' international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the six months ended June 30, 2014 included $32.2 million paid related to incentive compensation payments. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash used in investing activities	$(6,893)	$(94,623)

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was partially attributable to the investment in property, plant and equipment. Our purchases of property, plant and equipment were lower during the six months ended June 30, 2015 when compared to the same period of the prior year largely because during the six months ended June 30, 2014, we made a larger amount of purchases and improvements, including those related to additional leased space. In addition, during the six months ended June 30, 2014, we made cash contributions totaling $13.4 million in connection with investments in various unconsolidated entities compared to only $2.3 million during the six months ended June 30, 2015. For further information regarding our investments in unconsolidated entities, refer to Note 7 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Lastly, net cash used in investing activities for the six months ended June 30, 2014 was largely attributable to a variety of acquisitions, including the acquisition of certain character and distribution rights as well as a company that operates an Internet-based multi-channel network.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash provided by financing activities	$88,101	$98,305

Net cash provided by financing activities for the six months ended June 30, 2015 was largely comprised of $185.0 million of net proceeds received from our sale of our headquarters facilities (which was recorded as a financing arrangement as further described in Note 10 of our unaudited consolidated financial statements contained elsewhere in this Form 10-Q), which was offset by $1.4 million in repayments under the lease financing obligation. Net cash provided by financing activities for the six months ended June 30, 2015 also included $385.4 million in borrowings under our revolving credit facility, which was more than offset by $485.4 million in repayments of borrowings. Net cash provided by financing activities for the six months ended June 30, 2014 included $110.0 million in borrowings under our revolving credit facility, which was partially offset by $10.0 million in repayments of borrowings. The overall increase in borrowings was due to cash needs, including cash needed to fund our episodic series production costs, restructuring initiatives and new business initiatives.

Lastly, during the six months ended June 30, 2015, cash provided by financing activities also included a cash contribution from a non-controlling interest holder in the amount of $15.0 million related to the formation of a new entity to commercialize one of the Company's technology initiatives.

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement with ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of June 30, 2015, our remaining contribution commitments consisted of the following: (i) $38.8 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $6.7 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 7 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Lease Financing Obligation

On February 23, 2015, we entered into an agreement to sell our real property located in Glendale, California and, concurrently, lease back the property. See Note 10 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further information on this transaction and the required cash obligations.

Purchase Obligations

During the six months ended June 30, 2015, we entered into an agreement with one of our suppliers which committed the Company to minimum purchase obligations of certain capital assets intended to be resold in connection with one of our Consumer Products segment activities. For further details, see Note 17 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Non-Cancelable Talent Commitments

As of June 30, 2015, we had non-cancelable talent commitments totaling approximately $33.8 million that we expect to be payable over the next five years.

There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes there have been no material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. We are required to adopt the guidance on January 1, 2018. Early adoption is permitted but not earlier than the fiscal year beginning January 1, 2017. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). We are currently in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on our consolidated financial statements.

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

Adjusted Income/Loss Measures

On January 22, 2015, the Company announced its restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, the Company made changes in its senior leadership team and also made changes based on its reevaluation of the Company's feature film slate. The Company evaluates operating performance to exclude the effects of the charges related to the execution of the 2015 Restructuring Plan as it believes the restructuring-related charges do not correlate with the ongoing operating results of the Company's business and were charges that resulted from significant decisions that were made in order to refocus the Company. As a result, the Company believes that presenting the Company's Adjusted Operating Income/Loss, Adjusted Net Income/Loss Attributable to DWA and Adjusted Diluted Income/Loss per share (collectively, "Adjusted Income/Loss Measures") will aid investors in evaluating the performance of the Company. The Company defines Adjusted Income/Loss Measures as net earnings (loss) adjusted to exclude the items within its Consolidated Statements of Operations that relate to its 2015 Restructuring Plan (as discussed further in "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview").

The Company uses these Adjusted Income/Loss Measures to, among other things, evaluate the Company's operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of the Company's operational strength and business performance because they provide a link between profitability and operating cash flow. The Company believes these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by the Company's management and help improve investors' understanding of the Company's operating performance. In addition, the Company believes that these are among the primary measures used externally by the Company's investors, analysts and industry peers for purposes of valuation and for the comparison of the Company's operating performance to other companies in its industry.

Adjusted Income/Loss Measures Reconciliation

The following is a reconciliation of each of the Company's GAAP measures (operating income/loss, net income/loss attributable to DreamWorks Animation SKG, Inc. and loss (or diluted earnings) per share) to the non-GAAP adjusted amounts (in thousands, except per share amounts):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Operating loss — as reported	$(21,843)	$(57,146)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	560	5,147
Relocation and other employee-related costs(2)	1,885	3,381
Accelerated depreciation and amortization charges(3)	10,853	20,132
Additional labor and other excess costs(4)	7,591	24,100
Total restructuring-related charges	20,889	52,760

Adjusted operating loss	$(954)	$(4,386)

Net loss attributable to DreamWorks Animation SKG, Inc. — as reported	$(38,583)	$(93,360)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	560	5,147
Relocation and other employee-related costs(2)	1,885	3,381
Accelerated depreciation and amortization charges(3)	10,853	20,132
Additional labor and other excess costs(4)	7,591	24,100
Total restructuring-related charges	20,889	52,760

Tax impact(5)	6,120	7,123

Adjusted net loss attributable to DreamWorks Animation SKG, Inc.	$(11,574)	$(33,477)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Loss per share — as reported	$(0.45)	$(1.09)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	0.01	0.06
Relocation and other employee-related costs(2)	0.02	0.04
Accelerated depreciation and amortization charges(3)	0.13	0.23
Additional labor and other excess costs(4)	0.09	0.28
Total restructuring-related charges	0.25	0.61

Tax impact(5)	0.07	0.08

Adjusted loss per share	$(0.13)	$(0.40)
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

(3)
Accelerated depreciation and amortization charges. Accelerated depreciation and amortization charges consist of the incremental charges we incurred as a result of shortened estimated useful lives of certain property, plant and equipment due to the decision to exit our Northern California facility.

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

(5)	Tax Impact. The tax impact of the non-GAAP adjustments is calculated at the Company's combined effective tax rate of (29.3)% and (13.5)% for the three and six months ended June 30, 2015, respectively.

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

Adjusted EBITDA Reconciliation

We believe that net income is the most directly comparable U.S. GAAP measure to Adjusted EBITDA. Accordingly, the table below presents a reconciliation of net income (or loss) to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(39,039)	$(15,928)	$(94,929)	$(58,344)
Provision (benefit) for income taxes	1,762	2,601	4,162	(19,866)
Loss from equity method investees	2,775	3,467	9,137	6,727
Increase/decrease in income tax benefit payable to former stockholder	7,096	(1,695)	7,121	(2,622)
Other income/expense, net	(2,001)	(1,853)	3,465	(3,071)
Interest expense, net	7,564	2,484	13,898	4,257
Operating loss	(21,843)	(10,924)	(57,146)	(72,919)
Income related to investment contributions	(1,719)	(2,317)	(4,000)	(3,989)
Amounts included in amortization of film and other inventory costs(1)	9,655	5,245	22,133	14,066
Film impairments	—	—	933	57,074
Depreciation and amortization(2)	10,655	4,450	28,006	8,685
Stock-based compensation expense	6,328	3,112	10,727	8,421
Adjusted EBITDA	$3,076	$(434)	$653	$11,338
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

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow provided by (used in) operating activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$3,076	$(434)	$653	$11,338
Amortization and write-off of film and other inventory costs(1)	79,232	55,836	159,173	135,353
Revenue earned against deferred revenue and other advances	(19,139)	(16,396)	(35,608)	(32,584)
Change in fair value of contingent consideration	—	(7,220)	—	(4,720)
Other income/expense, net	2,001	1,853	(3,465)	3,071
Other impairments and write-offs	—	—	5,064	—
Interest expense, net	(7,564)	(2,484)	(13,898)	(4,257)
Net (payments of) refund from income taxes and stockholder payable	(1,448)	1,101	(10,241)	2,599
Changes in certain operating asset and liability accounts	(50,379)	(86,204)	(94,337)	(177,235)
Cash provided by (used in) operating activities	$5,779	$(53,948)	$7,341	$(66,435)
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

Information concerning certain risks and uncertainties appears in "Part I—Item 1A—Risk Factors" of the Company's 2014 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company's 2014 Form 10-K or filings subsequently made with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
April 1–April 30, 2015	—	$—	—	$100,000,000
May 1–May 31, 2015	—	$—	—	$100,000,000
June 1–June 30, 2015	—	$—	—	$100,000,000
Total	—	$—	—
 ____________________

(1)	In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1	First Amendment to Lease Agreement, dated as of February 23, 2015, between the Company and DW Glendale CA Landlord, LLC

Exhibit 10.2	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: August 4, 2015	By:	/S/ FAZAL MERCHANT
	Name:	Fazal Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Lease Agreement, dated as of February 23, 2015, between the Company and DW Glendale CA Landlord, LLC

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements