Form 10-Q
period 2015-09-30
DreamWorks Animation SKG, Inc.
filed 2015-11-06
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of October 23, 2015, there were 78,109,817 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$88,895	$34,227
Restricted cash	—	25,244
Trade accounts receivable, net of allowance for doubtful accounts (see Note 7 for related party amounts)	228,921	160,379
Receivables from distributors, net of allowance for doubtful accounts (see Note 7 for related party amounts)	231,234	271,256
Film and other inventory costs, net	829,045	827,890
Prepaid expenses	26,591	17,555
Other assets	71,698	40,408
Investments in unconsolidated entities	22,189	35,330
Property, plant and equipment, net of accumulated depreciation and amortization	39,265	180,607
Intangible assets, net of accumulated amortization	175,623	186,141
Goodwill	190,668	190,668
Total assets	$1,904,129	$1,969,705
Liabilities and Equity
Liabilities:
Accounts payable	$9,350	$9,031
Accrued liabilities	160,685	190,217
Payable to former stockholder	24,004	10,455
Deferred revenue and other advances	86,081	33,895
Deferred gain on sale-leaseback transaction	87,590	—
Revolving credit facility	90,000	215,000
Senior unsecured notes	300,000	300,000
Deferred taxes, net	18,311	16,709
Total liabilities	776,021	775,307
Commitments and contingencies (Note 17)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 106,261,508 and 105,718,014 shares issued, as of September 30, 2015 and December 31, 2014, respectively	1,063	1,057
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of September 30, 2015 and December 31, 2014	78	78
Additional paid-in capital	1,196,790	1,172,806
Accumulated other comprehensive loss	(1,970)	(1,827)
Retained earnings	665,905	762,784
Less: Class A Treasury common stock, at cost, 28,151,691 and 27,884,524 shares, as of September 30, 2015 and December 31, 2014, respectively	(783,726)	(778,541)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,078,140	1,156,357
Non-controlling interests	49,968	38,041
Total equity	1,128,108	1,194,398
Total liabilities and equity	$1,904,129	$1,969,705

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenues (see Note 7 for related party amounts)	$259,216	$180,861	$596,528	$450,379

Operating expenses (income):
Costs of revenues	151,366	103,719	357,470	335,734
Selling and marketing	10,866	8,790	31,418	28,334
General and administrative	73,118	54,957	242,996	153,393
Product development	1,536	434	3,460	1,585
Change in fair value of contingent consideration	—	(4,955)	—	(9,675)
Other operating income (see Note 7 for related party amounts)	(856)	(2,673)	(4,856)	(6,662)
Operating income (loss)	23,186	20,589	(33,960)	(52,330)

Non-operating income (expense):
Interest expense, net	(3,805)	(2,840)	(17,703)	(7,097)
Other (expense) income, net	(6,679)	298	(10,144)	3,369
(Increase) decrease in income tax benefit payable to former stockholder	(13,780)	(2,384)	(20,901)	238
(Loss) income before loss from equity method investees and income taxes	(1,078)	15,663	(82,708)	(55,820)

Loss from equity method investees	486	1,212	9,623	7,939
(Loss) income before income taxes	(1,564)	14,451	(92,331)	(63,759)
Provision (benefit) for income taxes	2,480	2,587	6,642	(17,279)
Net (loss) income	(4,044)	11,864	(98,973)	(46,480)
Less: Net loss attributable to non-controlling interests	(525)	(64)	(2,094)	(85)
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(3,519)	$11,928	$(96,879)	$(46,395)

Net (loss) income per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net (loss) income per share	$(0.04)	$0.14	$(1.13)	$(0.55)
Diluted net (loss) income per share	$(0.04)	$0.14	$(1.13)	$(0.55)
Shares used in computing net (loss) income per share
Basic	85,827	84,646	85,739	84,562
Diluted	85,827	85,845	85,739	84,562

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net (loss) income	$(4,044)	$11,864	$(98,973)	$(46,480)
Other comprehensive (loss) income, net of tax:
Foreign currency translation losses	(185)	(1,166)	(143)	(471)
Comprehensive (loss) income	(4,229)	10,698	(99,116)	(46,951)
Less: Comprehensive loss attributable to non-controlling interests	(525)	(64)	(2,094)	(85)
Comprehensive (loss) income attributable to DreamWorks Animation SKG, Inc.	$(3,704)	$10,762	$(97,022)	$(46,866)

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(98,973)	$(46,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and write-off of film and other inventory costs	304,797	298,096
Other impairments and write-offs	11,161	—
Amortization of intangible and other assets	13,602	10,516
Depreciation and amortization	27,229	3,654
Amortization of deferred financing costs	1,704	865
Amortization of deferred gain on sale-leaseback transaction	(865)	—
Stock-based compensation expense	16,190	8,387
Change in fair value of contingent consideration	—	(9,675)
Revenue earned against deferred revenue and other advances	(63,012)	(43,143)
Income related to investment contributions	(4,856)	(6,662)
Loss from equity method investees	9,623	7,939
Deferred taxes, net	1,597	(19,658)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Restricted cash	25,244	—
Trade accounts receivable	(64,922)	2,830
Receivables from distributors	38,844	(2,011)
Film and other inventory costs	(286,321)	(354,003)
Prepaid expenses and other assets	(45,809)	(21,145)
Accounts payable and accrued liabilities	(31,112)	(46,553)
Payable to former stockholder	13,549	1,770
Income taxes payable/receivable, net	1,406	2,510
Deferred revenue and other advances	124,410	72,117
Net cash used in operating activities	(6,514)	(140,646)
Investing activities
Investments in unconsolidated entities	(2,298)	(18,154)
Purchases of property, plant and equipment	(12,428)	(26,263)
Acquisitions of character and distribution rights	—	(51,000)
Acquisitions, net of cash acquired	—	(12,605)
Net cash used in investing activities	(14,726)	(108,022)
Financing activities
Proceeds from stock option exercises	—	261
Deferred financing costs	(6,286)	—
Purchase of treasury stock	(5,185)	(3,580)
Contingent consideration payment	(335)	—
Borrowings from revolving credit facility	420,405	215,000
Repayments of borrowings from revolving credit facility	(545,405)	(10,000)
Proceeds from lease financing obligation	199,203	—
Repayments of lease financing obligation	(1,378)	—
Capital contribution from non-controlling interest holder	15,000	—
Distributions to non-controlling interest holder	(979)	—
Net cash provided by financing activities	75,040	201,681

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued) (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Effect of exchange rate changes on cash and cash equivalents	868	586
Increase (decrease) in cash and cash equivalents	54,668	(46,401)
Cash and cash equivalents at beginning of period	34,227	95,467
Cash and cash equivalents at end of period	$88,895	$49,066
Non-cash investing activities:
Intellectual property and technology licenses granted in exchange for equity interest	$4,801	$6,057
Services provided in exchange for equity interest	55	682
Total non-cash investing activities	$4,856	$6,739
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of amounts refunded	$3,798	$70
Cash paid during the period for interest, net of amounts capitalized	$24,123	$14,039

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

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

The Company's business also includes AwesomenessTV ("ATV"), a multi-media platform company that generates revenues primarily from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements. On December 11, 2014, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with an affiliate of Hearst Corporation ("Hearst"). Pursuant to the Unit Purchase Agreement, Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. The Company continues to retain control over ATV.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The accompanying unaudited financial data as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2014 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items (except as disclosed below under "Other Adjustments"), which in the opinion of management, are necessary for a fair statement for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year, or for any future period, as fluctuations can occur based upon the timing of the Company's films' theatrical and home entertainment releases, and deliveries of episodic content.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2015 presentation.

Other Adjustments

During the nine months ended September 30, 2015, the Company recorded two out-of-period adjustments to correct classification errors within the operating activities section of the consolidated statements of cash flows. The first adjustment resulted in an increase to the "Depreciation and amortization" line item in the amount of $7.8 million with a corresponding offset to the "Film and other inventory costs" line item. The second adjustment resulted in a reduction to the "Amortization and write-off of film and other inventory costs" line item in the amount of $8.9 million with a corresponding offset to the "Film and other inventory costs" line item.

The adjustments did not change net cash used in operating activities, or any other previously reported cash flow information except for the three line items noted above. The Company does not believe that the nature or amounts of the adjustments are material to any prior period consolidated financial statements, and the impact of correcting these errors in the nine months ended September 30, 2015 is not material to the current consolidated financial statements.

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

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of September 30, 2015, the Company determined that it continued to have a variable interest in ODW as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 7). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have the ability to control ODW. As a result, it

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not consolidate ODW into its financial statements. Refer to Note 7 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

Restricted Cash

Restricted cash primarily represents cash accounts maintained by the ATV Joint Venture in which the Company owns a 75% interest. Pursuant to the venture's operating agreement, $25.0 million of the initial cash contribution cannot be commingled with other corporate cash accounts and can only be used to fund the working capital of the ATV Joint Venture. As of September 30, 2015, the remaining balance of this restricted cash amount was zero.

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

In September 2015, the FASB issued an accounting standards update to eliminate the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. Prior to this update, an acquirer was required to record provisional amounts for a business combination if the initial accounting was incomplete as of the end of the reporting period in which the acquisition occurs. The new guidance requires that acquirers recognize measurement period adjustments during the period in which the adjustment is identified, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amounts recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is to be applied prospectively and is effective for the Company's fiscal year beginning January 1, 2016, with early adoption permitted. The Company adopted the new guidance upon issuance of the accounting standards update, which did not have an impact on its consolidated financial statements.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, in August 2015, the FASB issued an accounting standards update to incorporate an SEC staff announcement that the SEC staff will not object to an entity presenting debt issuance costs related to line-of-credit arrangements as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for the Company's fiscal year beginning January 1, 2016, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2016. The adoption of this guidance is expected to have an immaterial impact on the Company's consolidated financial statements.

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

The maximum contingent consideration that could be earned was $117.0 million under the Merger Agreement. The estimate of contingent consideration liability decreased from $96.5 million as of December 31, 2013 to $86.8 million as of September 30, 2014, primarily due to changes in the forecast of cash flows as well as a probability-weighted factor that the Company included in its determination of the fair value of the contingent consideration liability as of September 30, 2014. The change in estimate, for the nine months ended September 30, 2014, was recorded as a gain in the consolidated statements of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. On December 11, 2014, the Company and the former ATV stockholders entered into an amendment to the Merger Agreement. The amendment provided for a fixed payment totaling $80.0 million to such stockholders in lieu of the contingent consideration specified in the Merger Agreement. As a result, the Company's contingent liability was reduced to zero and a gain was recorded in the 2014 consolidated statements of operations as a change in fair value of contingent consideration.

4.	Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of September 30, 2015, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of September 30, 2015, the fair value and the carrying value of the senior unsecured notes was $306.9 million and $300.0 million, respectively. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the consolidated balance sheets. The fair value of these investments at September 30, 2015 and December 31, 2014 was measured based on quoted prices in active markets.

5.	Film and Other Inventory Costs

Film, television and other inventory costs consist of the following (in thousands):

	September 30, 2015	December 31, 2014
In release, net of amortization:
Feature films	$299,860	$392,186
Television series and specials	118,917	67,803
In production:
Feature films	250,508	206,240
Television series and specials	60,027	62,426
In development:
Feature films	87,068	88,200
Television series and specials	710	1,118
Product inventory and other(1)	11,955	9,917
Total film, television and other inventory costs, net	$829,045	$827,890
_____________________

(1)
As of September 30, 2015 and December 31, 2014, this category includes $7.0 million and $6.7 million, respectively, of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution primarily in the home entertainment market.

The Company anticipates that approximately 46% and 78% of the above "in release" film and other inventory costs as of September 30, 2015 will be amortized over the next 12 months and three years, respectively.

During the nine months ended September 30, 2015, impairment charges recorded on film and other inventory costs were immaterial.

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

6.	Intangible Assets

As of September 30, 2015 and December 31, 2014, intangible assets included $69.4 million of indefinite-lived intangible assets. In addition, intangible assets included definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of September 30, 2015:
Character rights	13.9	$99,000	$(19,777)	$(1,724)	$77,499
Distribution rights	11.2	30,000	(3,904)	—	26,096
Programming content	2.0	11,200	(11,200)	—	—
Trademarks and trade names	10.0	1,410	(322)	—	1,088
Other intangibles	4.4	2,700	(1,160)	—	1,540
Total		$144,310	$(36,363)	$(1,724)	$106,223

As of December 31, 2014:
Character rights	13.9	$99,000	$(15,101)	$(568)	$83,331
Distribution rights	11.2	30,000	(1,604)	—	28,396
Programming content	2.0	11,200	(9,333)	—	1,867
Trademarks and trade names	10.0	1,410	(216)	—	1,194
Other intangibles	4.4	2,700	(747)	—	1,953
Total		$144,310	$(27,001)	$(568)	$116,741

7.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	September 30,	December 31,
	September 30, 2015	2015	2014
Oriental DreamWorks Holding Limited	45.45%	$15,408	$17,422
All Other(1)	19.9%-50.0%	10	6,029
Total equity method investments		15,418	23,451

Total cost method investments(1)		6,771	11,879
Total investments in unconsolidated entities		$22,189	$35,330
____________________

(1)
As of March 31, 2015, the Company determined that one of its equity method investments was impaired and, additionally, as of September 30, 2015, certain of its cost method investments were impaired. The Company concluded that the carrying value of each investment would not be fully recoverable, primarily due to the Company's concerns related to each investees' financial condition. As a result, the three- and nine-month periods ended September 30, 2015 include impairment charges totaling $5.6 million and $10.7 million, respectively, which were classified as other income/expense, net, on the Company's consolidated statements of operations.

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

Loss from equity method investees consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Oriental DreamWorks Holding Limited(1)	$486	$1,382	$8,659	$5,986
All Other	—	(170)	964	1,953
Loss from equity method investees	$486	$1,212	$9,623	$7,939

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from the period beginning and ending one month prior to the period shown in the table.

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $11.2 million had been funded as of September 30, 2015, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $42.1 million had been satisfied as of September 30, 2015). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. The Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $0.9 million and $2.7 million during the three months ended September 30, 2015 and 2014, respectively, and $4.9 million and $6.7 million during the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company's remaining contributions consisted of the following: (i) $38.8 million in cash (which is expected to be funded over the next three years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $6.7 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

	September 30,	December 31,
	2015	2014
Company's venture-level equity	$43,313	$46,345
Technology and intellectual property licenses(1)	(7,914)	(12,714)
Other(2)	(19,991)	(16,209)
Total ODW investment recorded	$15,408	$17,422
____________________

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China (beginning with The Croods). In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned primarily through ODW's distribution of its feature films of $0.5 million and $10.9 million during the three months ended September 30, 2015 and 2014, respectively, and $5.3 million and $12.9 million during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company's consolidated balance sheets included receivables from ODW of $9.0 million and $7.1 million, respectively, which were classified as a component of trade accounts receivable, and $3.6 million and $19.0 million, respectively, which were classified as a component of receivables from distributors.

8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Employee compensation	$61,441	$67,084
Participations and residuals	45,419	50,646
Interest payable	2,824	7,951
Deferred rent	10,331	11,049
Other accrued liabilities	40,670	53,487
Total accrued liabilities	$160,685	$190,217

As of September 30, 2015, the Company estimates that over the next 12 months it will pay approximately $21.7 million of its accrued participation and residual costs.

9.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the three- and nine-month periods ended September 30, 2015 and 2014 (in thousands):

			Amounts Earned
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2015	2014	2015	2014	2015	2014(3)
Deferred Revenue(1)	$38,900	$1,074	$7,871	$1,359	$11,983	$10,874
Strategic Alliance/Development Advances(2)	5,778	1,667	7,713	7,683	21,190	23,050
Other	41,403	31,154	17,004	7,212	45,076	40,087
Total deferred revenue and other advances	$86,081	$33,895
______________________

(1)
Deferred revenue consists of those arrangements related to the licensing of content for distribution in the home entertainment, television and new media markets. The deferred revenue balance increased from December 31, 2014 to September 30, 2015 primarily due to an advance received from a licensee under a new arrangement in the new media market.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended September 30, 2015 and 2014, $3.5 million and $2.8 million, respectively, and $9.2 million and $8.7 million for the nine months ended September 30, 2015 and 2014, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended September 30, 2015 and 2014, of the total amounts earned, $0.9 million and $0.6 million, respectively, and for the nine months ended September 30, 2015 and 2014, $2.8 million and $4.1 million, respectively, were recorded as a reduction to other assets. During the nine months ended September 30, 2015 and 2014, $1.6 million and $2.2 million, respectively, were recorded as a reduction to prepaid expenses. During the three months ended September 30, 2015 and 2014, of the total amounts earned, $0.4 million and $0.6 million, respectively, and for the nine months ended September 30, 2015 and 2014, $1.5 million and $2.2 million, respectively, were recorded as a reduction to operating expenses.

(3)	Of the total amounts earned in "Other," for the nine months ended September 30, 2014, $14.0 million was recorded as a reduction to film and other inventory costs.

10.	Financing Arrangements

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

The Company initially accounted for the sale and lease arrangement (as described above) as a financing transaction as it did not qualify for sale-leaseback accounting treatment because of the Company's continuing involvement through the Sharing Agreement. Under the financing accounting method, the Property assets remain on the Company's consolidated balance sheets and proceeds received by the Company are recorded as a financing liability. Payments under the Lease are applied as payments of deemed principal and imputed interest on the underlying financing obligation.

On July 21, 2015, the Company's Landlord sold the Property to an unaffiliated third party for a total sale price of $215.0 million. Pursuant to the Sharing Agreement, the Company received approximately $14.2 million from the Landlord following such sale and these additional proceeds were recorded as an increase to the lease financing obligation. Upon receipt of these proceeds, the Company concluded that it no longer had continuing involvement beyond a normal leaseback of the Property. As a result, the Company further concluded that the transaction may now be accounted for as a sale and operating leaseback on a prospective basis. Accordingly, the Company's lease financing obligation balance was reduced to zero, its property, plant and equipment balance was reduced by $109.4 million, representing the net book value (as of July 21, 2015) of the assets sold, and the Company recorded a deferred gain on the sales-leaseback transaction in the amount of $88.5 million. The deferred gain will be amortized on a straight-line basis over the remaining initial lease term and recorded as a component of other income. Refer to Note 17 for a schedule of future cash payments required under the operating lease.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

					Interest Expense
					Three Months Ended		Nine Months Ended
	Balance Outstanding at		Maturity Date		September 30,		September 30,
	September 30, 2015	December 31, 2014		Interest Rate at September 30, 2015	2015	2014	2015	2014
Senior Unsecured Notes	$300,000	$300,000	August 2020	6.875%	$3,699	$2,921	$12,567	$8,004
Revolving Credit Facility	$90,000	$215,000	February 2020	2.71%	$830	$804	$3,032	$1,645
Lease Financing Obligation(1)	$—	N/A	N/A	N/A	$—	N/A	$3,750	N/A
____________________
N/A: Not applicable
(1) As previously described, during the three months ended September 30, 2015, the Company's lease financing obligation was reduced to zero due to the change in classification of the sales-leaseback transaction. As a result, the associated interest expense activity related to the three months ended September 30, 2015 was immaterial.

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three months ended September 30, 2015 and 2014, the Company incurred interest costs totaling $6.6 million and $6.9 million, respectively, of which $1.8 million and $2.9 million, respectively, were capitalized to film costs. During the nine months ended September 30, 2015 and 2014, the Company incurred interest costs totaling $25.1 million and $19.2 million, respectively, of which $4.2 million and $8.7 million, respectively, were capitalized to film costs.

As of September 30, 2015, the Company was in compliance with all applicable financial debt covenants.

11.	Income Taxes

The Company typically determines its interim income tax provision by using the estimated annual effective tax rate and applying that rate to income/loss on a current year-to-date basis, adjusted for the tax effects of items that relate discretely to the interim period, if any. However, if minor changes to forecasted annual pre-tax earnings have a significant effect on the estimated annual effective tax rate, the Company may determine that this method would not be appropriate and that a different method should be applied. Furthermore, as a result of a partial increase in the tax basis of the Company's tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of the Company's 2004 initial public offering ("Tax Basis Increase"), the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future (refer to the Company's 2014 Form 10-K for a more detailed description). The Company is obligated to remit to the affiliate of the former stockholder 85% of any realized cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits. Due to the effect of this arrangement on the Company's provision for income taxes, the Company also combines the effect of the increase/decrease in income tax benefit payable to former stockholder (referred to as the combined effective tax rate).

The Company utilized the annual effective tax rate method (as described above) to calculate the income tax provision for the three and nine months ended September 30, 2015 and 2014. For the three months ended September 30, 2015 and 2014, the Company recorded a provision for income taxes of $2.5 million and $2.6 million, respectively, or an effective tax rate of 20.3% and 15.4%, respectively. However, when the provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit to Former Stockholder of $13.8 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, the Company's combined effective tax rate was 133.1% and 29.5%, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded a provision for income taxes of $6.6 million and a benefit for income taxes of $17.3 million, respectively, or an effective tax rate of (9.3)% and 27.0%, respectively. However, when the provision/benefit for income taxes is combined with the increase in income tax benefit payable to former stockholder of $20.9 million for the nine months ended September 30, 2015 and the decrease in income tax benefit payable to former stockholder of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.2 million for the nine months ended September 30, 2014, the Company's combined effective tax rate was (38.6)% and 27.4%, respectively.

The effective tax rates for the three and nine months ended September 30, 2015 and the combined effective tax rate for the nine months ended September 30, 2015 were primarily attributable to foreign taxes and the effect of a valuation allowance. In addition, the Company's combined effective tax rates for the three and nine months ended September 30, 2015 were impacted by an increase in the Company's income tax benefit payable to former stockholder as the Company is currently expecting a tax benefit from the Tax Basis Increase for the year ending December 31, 2015. This increase in the estimated income tax benefit payable to former stockholder was primarily attributable to a reduction in the Company's estimated loss before income taxes for the year ending December 31, 2015 and an additional taxable gain resulting from the subsequent sale of the Company's headquarters facility (see Note 10). In addition, as it relates to the nine months ended September 30, 2015, the Company's combined effective tax rate was negative due to the combined tax expense recorded coupled with the loss before income taxes for the nine-month period. The differences in the Company's effective tax rates and combined effective tax rates for the three and nine months ended September 30, 2015 compared to the rates during the three and nine months ended September 30, 2014 were primarily due to the valuation allowance established, during the three months ended December 31, 2014, against the Company's deferred tax assets.

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 are currently under examination by the Internal Revenue Service, and tax years subsequent to 2011 remain open to audit. The Company's California state tax returns for all years subsequent to 2009 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2012 through 2014.

12.	Stockholders' Equity and Non-controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three and nine months ended September 30, 2015 and 2014, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2015, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

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

The following table presents the changes in equity for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2014	$1,156,357	$38,041	$1,194,398
Stock-based compensation	23,990	—	23,990
Purchase of treasury shares	(5,185)	—	(5,185)
Foreign currency translation adjustments	(143)	—	(143)
Capital contribution from non-controlling interest holder	—	15,000	15,000
Distributions to non-controlling interest holder	—	(979)	(979)
Net loss	(96,879)	(2,094)	(98,973)
Balance as of September 30, 2015	$1,078,140	$49,968	$1,128,108

Balance as of December 31, 2013	$1,404,795	$1,224	$1,406,019
Stock option exercises	12,167	—	12,167
Stock-based compensation	19,379	—	19,379
Purchase of treasury shares	(3,343)	—	(3,343)
Foreign currency translation adjustments	(471)	—	(471)
Distributions to non-controlling interest holder	—	(143)	(143)
Net loss	(46,395)	(85)	(46,480)
Balance as of September 30, 2014	$1,386,132	$996	$1,387,128

13.	Stock-Based Compensation

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

The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the three- and nine-month periods ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014(2)	2015	2014
Total stock-based compensation	$5,463	$(34)	$16,190	$8,387
Tax impact(1)	—	—	—	(2,298)
Reduction in net income, net of tax	$5,463	$(34)	$16,190	$6,089
____________________

(1)
Prior to the quarter ended September 30, 2015, tax impact was determined at the Company's combined effective tax rate for each respective period, which includes the statements of operations line item "Increase/decrease in income tax benefit payable to former stockholder" (see Note 11). As discussed in Note 11, the Company's combined effective tax rate for the three months ended September 30, 2015 was impacted by a reduction in the Company's estimated loss before income

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes for the year ending December 31, 2015, as well as an additional taxable gain. In addition, the Company's combined effective tax rate for the nine months ended September 30, 2015 was negative. As a result, the Company determined that it is not meaningful to present the tax impact of stock-based compensation for the three and nine months ended September 30, 2015.

(2)	Reflects the reversal of certain stock-based compensation expense due to a change in the estimated probability that certain performance-based equity awards will vest.

Stock-based compensation cost capitalized as a part of film costs was $2.6 million and $3.3 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $7.4 million and $10.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three- and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2015
Restricted stock units	257	$20.20	1,166	$21.64
2014
Restricted stock and restricted stock units	334	$20.02	793	$24.35

As of September 30, 2015, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $60.6 million and will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.8 years.

14.	Reportable Segments

The Company's current reportable segments are the following: Feature Films, Television Series and Specials, Consumer Products and New Media. Feature Films consists of the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. Television Series and Specials consists of the development, production and exploitation of television, direct-to-video and other non-theatrical content in the television, home entertainment and digital markets. Consumer Products consists of the Company's merchandising and licensing activities related to the exploitation of its intellectual property rights. New Media consists of the Company's ATV and related businesses (which was previously not a reportable segment). This segment primarily generates revenues from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements. Operating segments that are not separately reportable are categorized in "All Other."

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Feature Films	$157,875	$142,410	$373,705	$322,132
Television Series and Specials	50,701	14,322	123,243	52,241
Consumer Products	26,975	12,062	54,761	42,723
New Media	20,701	8,496	39,834	24,114
All Other	2,964	3,571	4,985	9,169
Total consolidated revenues	$259,216	$180,861	$596,528	$450,379

Segment gross profit(1)
Feature Films	$54,315	$64,296	$127,016	$62,770
Television Series and Specials	15,295	2,269	37,912	9,248
Consumer Products	15,765	4,245	24,118	17,596
New Media	10,878	2,349	20,465	4,740
All Other	2,360	(1,118)	3,271	(1,016)
Total segment gross profit	$98,613	$72,041	$212,782	$93,338

Reconciliation to consolidated (loss) income before income taxes:
Selling and marketing expenses(2)	1,629	3,689	5,142	7,027
General and administrative expenses	73,118	54,957	242,996	153,393
Product development expenses	1,536	434	3,460	1,585
Change in fair value of contingent consideration	—	(4,955)	—	(9,675)
Other operating income	(856)	(2,673)	(4,856)	(6,662)
Non-operating expenses, net	24,264	4,926	48,748	3,490
Loss from equity method investees	486	1,212	9,623	7,939
Total consolidated (loss) income before income taxes	$(1,564)	$14,451	$(92,331)	$(63,759)
____________________

(1)
The Company defines segment gross profit as segment revenues less segment costs of revenues (which is comprised of costs of revenues and certain costs classified as a component of "selling and marketing" in its statements of operations).

(2)	Represents certain selling and marketing expenses that are not included as a component of segment gross profit due to the general nature of such expenses.

The following table presents goodwill for each of the Company's reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	New Media	Total
Balance as of September 30, 2015 and December 31, 2014	$43,995	$6,111	$12,219	$128,343	$190,668

15.	Related Party Transactions

Transactions with ODW

During the three and nine months ended September 30, 2015 and 2014, the Company had various transactions with a related party, ODW. See Note 7 for further discussion related to these transactions.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV have formed joint ventures related to the music business. As it relates to these arrangements, for the three and nine months ended September 30, 2015 and 2014, revenues recognized and expenses incurred were not material. As of September 30, 2015 and December 31, 2014, the Company's deferred revenue and other advances (see Note 9) included a cash advance received of approximately $4.3 million and $5.0 million, respectively, related to music licensing revenues.

Transactions with Vessel

One of the Company's directors, Jason Kilar, is the chief executive officer and a significant stockholder in Vessel, a start-up subscription Internet video service company. Vessel has entered into (and is expected to continue to enter into) content and referral agreements with clients of ATV. The agreements in effect provide for minimum payments during the next two years to ATV clients, with additional payments depending on applicable advertising and subscription revenues. Although ATV is not a party to these agreements, it will receive a percentage of the amounts paid to its clients under the terms of its arrangements with its individual clients. During the three and nine months ended September 30, 2015, amounts received under these arrangements were immaterial.

16.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's primary third-party distributors, Fox and Paramount. Fox represented approximately 33% and 40% of total revenues for the three-month periods ended September 30, 2015 and 2014, respectively, and 34% and 29% for the nine-month periods ended September 30, 2015 and 2014, respectively. As it relates to the three- and nine-month periods ended September 30, 2014, Paramount represented approximately 30% and 28%, respectively, of total revenues. In addition, during the three months ended September 30, 2015, 28%, and during the nine months ended September 30, 2015 and 2014, 33% and 16%, respectively, of the Company's revenues were earned through license arrangements with Netflix, Inc. ("Netflix").

As of September 30, 2015 and December 31, 2014, approximately 64% and 49%, respectively, of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix.

17.Commitments and Contingencies

Legal Proceedings

Shareholder Class Action Lawsuit. In August 2014, two putative shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors in the U.S. District Court for the Central District of California. These lawsuits have been consolidated and generally assert that, between October 29, 2013 and July 29, 2014, the Company and certain of its officers and directors made alleged material misstatements and omissions regarding the financial performance of Turbo. The consolidated lawsuit seeks to recover damages on behalf of shareholders as well as other equitable and unspecified monetary relief. On April 1, 2015, the court granted the Company's motion to dismiss the consolidated securities class action lawsuit and the case was dismissed with prejudice on May 19, 2015. On June 18, 2015, the plantiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend against this consolidated lawsuit. At this time the Company is unable to reasonably predict the ultimate outcome of this consolidated lawsuit, nor can it reasonably estimate a range of possible loss.

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

Lease Commitments

During the three months ended September 30, 2015, the Company applied the sales leaseback method of accounting to the sale of its headquarters facility (see Note 10 for further details) and classified the lease as an operating lease. As of September 30, 2015, future minimum lease commitments related to the Company's headquarters facility were as follows (in thousands):

2015	$3,293
2016	13,335
2017	13,535
2018	13,738
2019 and thereafter	252,958
Total	$296,859

In addition, during the three months ended September 30, 2015, the Company entered into sublease arrangements with respect to office space at its Northern California facility. Under these sublease arrangements, the Company will receive payments for rent, as well as reimbursement of common area maintenance expenses. In addition, the subleasees are entitled to free rent periods. The Company expects to receive cash payments in 2016 of $3.8 million, in 2017 of $4.3 million, in 2018 of $4.5 million and $13.7 million in 2019 and thereafter, related to these subleases.

Other Commitments and Contingencies

Contributions to ODW. The Company has committed to making certain contributions in connection with the formation of ODW. Refer to Note 7 for further discussion related to these commitments.

Purchase Obligations. During the nine months ended September 30, 2015, the Company entered into an agreement with one of its suppliers which committed the Company to minimum purchase obligations of certain capital assets intended to be resold in connection with one of the Company's Consumer Products segment activities. As of September 30, 2015, remaining minimum purchase obligations totaled $18.0 million and will be paid during 2015 and 2016. Prior to resale, in the Company's consolidated balance sheets, these assets are included in prepaid expenses to the extent that advance deposits have been made for such assets, or in other assets to the extent that the Company has received the asset from its supplier (as of September 30, 2015, this amount was $18.0 million). Similar to other material asset balances, the Company evaluates these assets for impairment on an annual basis, or sooner, if indicators of impairment exist. In the event that the Company determines that the assets' fair value is less than the carrying value, the Company would be required to record an impairment charge with respect to the assets.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(3,519)	$11,928	$(96,879)	$(46,395)
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	85,872	84,750	85,858	84,666
Less: Unvested restricted stock	(45)	(104)	(119)	(104)
Denominator for basic calculation	85,827	84,646	85,739	84,562
Weighted average effects of dilutive stock-based compensation awards:
Restricted stock awards	—	1,199	—	—
Denominator for diluted calculation	85,827	85,845	85,739	84,562
Net (loss) income per share—basic	$(0.04)	$0.14	$(1.13)	$(0.55)
Net (loss) income per share—diluted	$(0.04)	$0.14	$(1.13)	$(0.55)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015(1)	2014	2015(1)	2014(1)
Options to purchase shares of common stock and restricted stock awards	860	1,399	507	1,211
____________________

(1)
Due to the Company's loss for the three- and nine-month periods ended September 30, 2015 and for the nine-month period ended September 30, 2014, all potential common stock equivalents are anti-dilutive.

The following table sets forth (in thousands) the number of equity awards that are contingently issuable (assuming the required performance conditions had been satisfied as of the dates shown in the table) and that could potentially dilute earnings per share in future periods provided that the Company has net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restricted stock awards	1,384	1,014	1,384	1,014

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Restructuring and Related Charges

2015 Restructuring Plan

On January 22, 2015, the Company announced its restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, the Company made changes in its senior leadership team and also made changes based on its reevaluation of the Company's feature film slate. The 2015 Restructuring Plan activities resulted, or will result, in charges related to employee-related costs resulting from headcount reductions, lease obligations and other costs associated with the closure of one of the Company's facilities, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 and the remainder of the costs will be primarily incurred during the year ending December 31, 2015. The actions associated with the restructuring plan primarily impact the Feature Films segment and are expected to be substantially completed during 2015.

Impact to 2015 Financial Results

For the three and nine months ended September 30, 2015, the Company incurred charges for the Company's 2015 Restructuring Plan as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Employee termination costs	$(2,350)	$2,797
Relocation and other employee-related costs	1,306	4,687
Lease obligations and related charges	1,110	1,110
Accelerated depreciation and amortization charges	—	20,132
Total restructuring charges	$66	$28,726

Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. The Company also employs individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefit costs related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Such costs were recorded during the nine months ended September 30, 2015 as this was the period in which the terms of the restructuring plan had been established, management with the appropriate authority committed to the plan and communication to employees had occurred. Such costs are classified in general and administrative expenses in the Company's consolidated statements of operations. During the nine months ended September 30, 2015, employee termination costs included approximately 160 additional employees. As a result, cumulative employee termination costs related to the 2015 Restructuring Plan were attributable to approximately 500 employees.

Relocation and other employee-related costs primarily consist of costs to relocate employees from the Company's Northern California facility to its Southern California facility. Such costs are expensed as incurred and are classified within general and administrative expenses.

Lease obligations and related charges largely consist of remaining rent expense that the Company continues to incur prior to the commencement of the subleases at its Northern California facility. Such costs are expensed as incurred as expected sublease income will be sufficient to recover the remaining lease obligations. Lease obligations and related charges are classified within general and administrative expenses, while sublease income will be classified within other operating income/expense. The Company expects to begin recognizing income from subleases beginning with the quarter ending December 31, 2015.

Accelerated depreciation and amortization charges for the 2015 Restructuring Plan were determined in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets. The estimated useful lives of certain

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits (excluding stock-based compensation) in connection with the 2015 Restructuring Plan (in thousands):

Employee Termination Benefits
Balance at December 31, 2014	$36,808
Costs incurred	10,286
Changes in estimate	(7,072)
Payments and other	(23,554)
Balance at September 30, 2015	$16,468

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Management Overview

The following is a summary of the significant items that affected our financial results for the three and nine months ended September 30, 2015:

•
During the three and nine months ended September 30, 2015, we incurred a net loss (excluding net loss attributable to non-controlling interests) of $3.5 million, or a loss of $0.04 per share, and $96.9 million, or a loss of $1.13 per share, respectively. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the nine months ended September 30, 2015, we released our feature film Home (March 2015 release), which contributed revenues to the Feature Films and Consumer Products segments during the three- and nine-month periods ended September 30, 2015 totaling $49.8 million and $77.2 million, respectively. A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Feature Films Segment—Current year theatrical releases."

•
During the three and nine months ended September 30, 2015, our Television Series and Specials Segment contributed revenues totaling $50.7 million and $123.2 million, respectively. A discussion of the revenues generated from this segment is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Television Series and Specials Segment—Segment Revenues."

•
As a result of our 2015 Restructuring Plan (as described below, as well as described in Note 19 to the unaudited consolidated financial statements contained elsewhere in this Form 10-Q), we incurred restructuring and restructuring-related charges totaling $28.7 million primarily related to employee termination and other employee-related costs and accelerated depreciation and amortization charges during the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2015, we incurred incremental costs related to additional labor and other excess costs in order to execute the restructuring plans totaling $27.6 million. Further discussion is provided in the section entitled "—Overview of Financial Results—General and Administrative."

•
During the nine months ended September 30, 2015, we sold our headquarters facility for a purchase price of $185.0 million. Concurrent with the sale of the facility, we entered into a lease agreement with the seller pursuant to which we leased the facility back commencing immediately following the consummation of the sale. This transaction was initially accounted for under the financing method and was classified as a lease financing obligation on our consolidated balance sheets due to our continuing involvement in the property through a sharing agreement (as further described in Note 10 to our unaudited consolidated financial statements contained elsewhere in this Quarterly Report). On July 21, 2015, a subsequent resale of the property occurred and, as a result, we received proceeds in the amount of $14.2 million in accordance with the sharing agreement. Upon receipt of the proceeds, we concluded that we no longer had continuing involvement beyond a normal leaseback of the property and that the transaction may now be accounted for as a sale and operating leaseback on a prospective basis.

2015 Restructuring Plan

On January 22, 2015, we announced our restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, we made changes in our senior leadership team and also made changes based on our reevaluation of our feature film slate. Our 2015 Restructuring Plan activities resulted in charges related to employee-related costs resulting from headcount reductions of approximately 500 employees, lease obligations and other costs associated with the closure of our Northern California facility, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014. In aggregate, we expect to make cash payments totaling approximately $97.0 million related to our 2015 Restructuring Plan, comprised primarily of (i) severance, benefits, lease obligations and contractual obligations and (ii) excess labor costs. We expect that the remaining costs will be primarily incurred during the year ending December 31, 2015. We expect to make cash payments of approximately $67.5 million related to severance, benefits, lease obligations and contractual obligations, of which $41.3 million had been paid as of September 30, 2015. We expect to pay an additional $8.5 million related to such items during the three months ending December 31, 2015, with the remainder of such expenses primarily being paid in 2016. We also expect to make aggregate cash payments of $29.5 million associated with excess labor costs (further described below). During the nine months ended September 30, 2015, we paid approximately $21.0 million related to excess labor costs. We expect to pay an additional $8.5 million related to excess labor, which will be paid prior to December 31, 2016. The actions associated with the 2015 Restructuring Plan are expected to be substantially completed during 2015.

The following table summarizes the costs that we incurred during the nine months ended September 30, 2015, the remaining costs we expect to incur in order to execute upon our 2015 Restructuring Plan, as well as amounts previously incurred (in millions):

	Nine Months Ended	Future	Incurred through
	September 30, 2015	Periods	December 31, 2014	Total
Employee termination costs	$2.8	$—	$43.4	$46.2
Relocation and other employee-related costs	4.7	1.9	—	6.6
Lease obligations and related charges	1.1	3.2	—	4.3
Accelerated depreciation and amortization charges	20.1	—	—	20.1
Film and other inventory write-offs	—	—	155.5	155.5
Other contractual obligations	—	—	11.2	11.2
Additional labor and other excess costs	27.6	10.0	—	37.6
Total restructuring and related charges	$56.3	$15.1	$210.1	$281.5

Employee Termination Costs. Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. We also employ individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefit costs related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Such costs were recorded during the nine months ended September 30,

2015, which is the period in which the terms of the restructuring plan had been established, management with the appropriate authority committed to the plan and communication to employees had occurred. Such costs are classified within general and administrative expenses.

Relocation and Other Employee-Related Costs. Relocation and other employee-related costs primarily consist of costs to relocate employees from our Northern California facility to our Southern California facility. Such costs are expensed as incurred and will be primarily incurred during the year ending December 31, 2015. Such costs are classified within general and administrative expenses.

Lease Obligations and Related Charges. Lease obligations and related charges largely consist of remaining rent expense that we continue to incur prior to the commencement of the subleases of our Northern California facility. We expect that these charges will be primarily incurred during the year ending December 31, 2015. Such costs will be classified within general and administrative expenses. We expect that sublease income will be sufficient to recover the remaining lease obligations, and that such income will be classified as other operating income/expense. We expect to begin recognizing income from subleases beginning with the quarter ending December 31, 2015.

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

Additional Labor and Other Excess Costs. We have incurred, and we anticipate that we will continue to incur, additional costs primarily related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. In addition, we have incurred, and we anticipate that we will continue to incur excess costs due to the closure of our Northern California facility which primarily relate to those that we continue to incur to operate the facility in excess of any amounts received under sublease arrangements. These costs have historically been included in capitalized overhead but are now expensed as incurred. We expect that additional labor and other excess costs will primarily be incurred during the year ending December 31, 2015. Such costs are classified within general and administrative expenses.

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

Television Series and Specials

Our business activities also include the development, production and exploitation of episodic series, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television series/specials and direct-to-video product are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. We entered into long-term agreements with Netflix in June 2013, in May 2014 with the German television network Super RTL and, in February 2014, with southern European media company Planeta Junior regarding the production and distribution of existing and future episodic series. Each agreement provides for us to deliver over 1,000 episodes of newly created series based on our properties, including characters from the Classic Media library. Under each of these agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to these parties. Additionally, we have entered into agreements for the distribution of our episodic series content with media companies in countries not covered by the Netflix, Super RTL and Planeta Junior arrangements.

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

New Media

Our New Media segment consists of our AwesomenessTV ("ATV") and related businesses (which historically had been included within our All Other segment). We acquired ATV in May 2013. ATV generates revenues primarily from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements.

In December 2014, we entered into an agreement with an affiliate of Hearst Corporation ("Hearst"), whereby Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. We consolidate the results of the ATV Joint Venture as we are the controlling party. The Company and Hearst expect to work together to support ATV's efforts to enter into new content channels, broaden its audience and expand its geographic reach.

All Other

Revenue streams generated by all other segments are related to our live performances, technology initiatives and other ancillary revenues. Subsequent to final performances of our live shows during the initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties.

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

All Other. All Other costs of revenues include those attributable to our live performance business (excluding consumer product revenues which are included in the Consumer Products segment), technology initiatives and costs related to ancillary revenue streams.

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

Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is substantially reduced after a film's initial theatrical release, and thus, to the extent that we record a material impairment charge, it generally occurs in the quarter of a film's initial theatrical release. For example, in the quarter ended March 31, 2014, we recorded an impairment charge of $57.1 million with respect to our film Mr. Peabody and Sherman, which was released in March 2014. We may also from time to time observe indicators of impairment subsequent to a film's initial worldwide theatrical release, such as lower-than-expected performance in home entertainment and other post-theatrical markets, which result in a reduction in our estimate of a film's Ultimate Revenues and may result in an impairment of the film in periods following its initial theatrical release. For example, Turbo was initially released in July 2013 in the domestic theatrical market and we recorded an impairment charge on the film during the quarter ended December 31, 2013.

As it relates to titles that have been impaired, additional impairments may be subsequently recorded if the uncertain components of our future revenues associated with those titles (e.g., those related to home entertainment sales) do not materialize as currently expected. For example, in October 2014, we released Mr. Peabody and Sherman into the domestic home entertainment market and, as a result of the sales performance, we recorded an additional impairment charge in the amount of $9.4 million during the fourth quarter of 2014. As of September 30, 2015, remaining unamortized capitalized production costs related to Mr. Peabody and Sherman were approximately $37.6 million. A reduction of 20% in our estimated future variable revenues attributable to Mr. Peabody and Sherman would result in an additional impairment charge of approximately $3.0 million to $4.0 million.

Selling and Marketing Expenses

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015(1)	2014	$ Change	% Change	2015(1)	2014(2)	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$259.2	$180.9	$78.3	43.3%	$596.5	$450.4	$146.1	32.4%
Operating expenses (income):
Costs of revenues	151.4	103.7	47.7	46.0%	357.5	335.7	21.8	6.5%
Selling and marketing	10.9	8.8	2.1	23.9%	31.4	28.3	3.1	11.0%
General and administrative	73.1	55.0	18.1	32.9%	243.0	153.4	89.6	58.4%
Product development	1.5	0.4	1.1	275.0%	3.5	1.6	1.9	118.8%
Change in fair value of contingent consideration	—	(4.9)	4.9	100.0%	—	(9.7)	9.7	100.0%
Other operating income	(0.9)	(2.7)	1.8	66.7%	(4.9)	(6.6)	1.7	25.8%
Operating income (loss)	23.2	20.6	2.6	12.6%	(34.0)	(52.3)	18.3	35.0%

Non-operating income (expense):
Interest expense, net	(3.8)	(2.8)	(1.0)	(35.7)%	(17.7)	(7.1)	(10.6)	(149.3)%
Other (expense) income, net	(6.7)	0.3	(7.0)	NM	(10.1)	3.4	(13.5)	NM
(Increase) decrease in income tax benefit payable to former stockholder	(13.8)	(2.4)	(11.4)	475.0%	(20.9)	0.2	(21.1)	NM
(Loss) income before loss from equity method investees and income taxes	(1.1)	15.7	(16.8)	(107.0)%	(82.7)	(55.8)	(26.9)	(48.2)%

Loss from equity method investees	0.5	1.2	(0.7)	(58.3)%	9.6	7.9	1.7	21.5%
(Loss) income before income taxes	(1.6)	14.5	(16.1)	(111.0)%	(92.3)	(63.7)	(28.6)	(44.9)%
Provision (benefit) for income taxes	2.5	2.6	(0.1)	(3.8)%	6.6	(17.2)	23.8	NM
Net (loss) income	(4.0)	11.9	(15.9)	(133.6)%	(99.0)	(46.5)	(52.5)	(112.9)%
Less: Net loss attributable to non-controlling interests	(0.5)	—	(0.5)	(100.0)%	(2.1)	(0.1)	(2.0)	NM
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(3.5)	$11.9	$(15.4)	(129.4)%	$(96.9)	$(46.4)	$(50.5)	(108.8)%

Diluted net (loss) income per share attributable to DreamWorks Animation SKG, Inc.	$(0.04)	$0.14	$(0.18)	(128.6)%	$(1.13)	$(0.55)	$(0.58)	(105.5)%
Shares used in computing diluted net (loss) income per share	85.8	85.8		—%	85.7	84.6		1.3%
____________________
Note: Amounts may not foot due to rounding.
NM: Not Meaningful.

(1)	Includes restructuring and restructuring-related charges related to our 2015 Restructuring Plan. See "—Management Overview—2015 Restructuring Plan" for further details.

(2)
Our results for the nine months ended September 30, 2014 included write-downs of film costs totaling $59.2 million. See "—Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014—Revenues and Segment Costs of Revenues—Feature Films Segment" for further details.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

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
$60
$40
$20
$0
$259.2(1)
Feature Films, $157.9
60.9%
Television Series and Specials, $50.7
19.6%
Consumer Products, $27.0
10.4%
8.0%
New Media, $20.7
1.1%
All Other, $2.9
$180.9(1)
Feature Films, $142.4
78.7%
7.9%
Television Series and Specials, $14.3
6.7%
Consumer Products, $12.1
4.7%
New Media, $8.5
2.0%
All Other, $3.6
3Q 2015
3Q 2014

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

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$157.9	$142.4	$15.5	10.9%
Segment costs of revenues	103.6	78.1	25.5	32.7%
Segment gross profit	$54.3	$64.3	$(10.0)	(15.6)%

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$0
$20
$40
$60
$80
$100
$120
$140
$160
$157.9(1)
Home, $49.7
The Penguins of Madasgascar, $39.8
$49.8
How to Train Your Dragon 2, $7.4
Mr. Peabody and Sherman, $2.6
Library, $58.4
$142.4(1)
How to Train Your Dragon 2, $74.2
Turbo, $12.7
The Croods, $1.8
Rise of the Guardians, $3.5
$14.5
Library, $50.2
3Q 2015
3Q 2014
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category decreased $24.5 million, or 33.0%, to $49.7 million during the three months ended September 30, 2015 compared to $74.2 million during the three months ended September 30, 2014. The decrease in revenues generated by our "Current year theatrical releases" category was due to the mix in films that comprised this category during the three months ended September 30, 2015 when compared to the same period of the prior year. Revenues for the three months ended September 30, 2014 included those of How to Train Your Dragon 2 (June 2014 release), which contributed $74.2 million, or 41.0%, of consolidated revenues primarily earned in the worldwide theatrical markets. We did not release a film during a similar time frame during the three months ended September 30, 2015.

Our feature film Home was released in March 2015 and during the three months ended September 30, 2015, contributed $49.7 million, or 19.2%, of consolidated revenues primarily earned in the worldwide home entertainment markets. Our March 2014 release, Mr. Peabody and Sherman, contributed no revenues for the three months ended September 30, 2014 as our primary distributor had not yet recouped their marketing and distribution costs.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category increased $35.3 million, or 243.4%, to $49.8 million during the three months ended September 30, 2015 when compared to $14.5 million of revenues earned during the three months ended September 30, 2014. The increase in revenues was primarily due to an increase in the number of films that comprised this category during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014.

For the three months ended September 30, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release). The Penguins of Madagascar contributed $39.8 million (or 15.4% of consolidated revenues) primarily earned in the worldwide pay television markets. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $7.4 million (or 2.9%) and $2.6 million (or 1.0%) of revenues, respectively, primarily earned in the international pay television and worldwide home entertainment markets.

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

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category decreased during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014 due to the timing of when films enter our "Library" category. There were no titles that comprised this category during the current quarter since our third quarter 2013 release, Turbo, entered the "Library" category in the current quarter. During the three months ended September 30, 2014, Rise of the Guardians (November 2012 release) contributed $3.5 million, or 1.9%, of consolidated revenues, primarily earned in the worldwide home entertainment and international television markets.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues from our "Library" category increased $8.2 million, or 16.3%, to $58.4 million during the three months ended September 30, 2015 when compared to $50.2 million during the three months ended September 30, 2014. The increase in revenues was attributable to the addition of Turbo (July 2013 release) and The Croods (March 2013 release) to our "Library" category, which contributed revenues primarily earned in the worldwide television markets during the three-month period ended September 30, 2015.

Segment Costs of Revenues

The primary component of costs of revenues for our Feature Film segment is film amortization costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 65.6% during the three months ended September 30, 2015 compared to 54.9% for the three months ended September 30, 2014. This increase in segment costs of revenues as a percentage of revenues was primarily due to higher amortization rates related to Home and The Penguins of Madagascar, which were the main contributors to revenues during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, which benefited from the strong performance of How to Train Your Dragon 2, which has a lower amortization rate.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$50.7	$14.3	$36.4	254.5%
Segment costs of revenues	35.4	12.0	23.4	195.0%
Segment gross profit	$15.3	$2.3	$13.0	565.2%

Segment Revenues

Revenues generated from our Television Series and Specials segment increased $36.4 million, or 254.5%, to $50.7 million during the three months ended September 30, 2015 when compared to $14.3 million during the three months ended September 30, 2014. The increase in revenues was attributable to a significantly higher number of episodes delivered under our episodic content licensing arrangements. During the three months ended September 30, 2015, the primary drivers of revenue were our episodic series, including The Mr. Peabody and Sherman Show, All Hail King Julien, Turbo F.A.S.T. and Dragons: Race to the Edge, while during the three months ended September 30, 2014, the primary drivers of revenue were Turbo F.A.S.T. series and the first two seasons of our episodic series based on How to Train Your Dragon.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 69.8% for the three months ended September 30, 2015 compared to 84.2% for the three months ended September 30, 2014. The decrease in segment costs of revenues as a percentage of revenues was primarily due to an overall decrease in the amortization rates associated with our episodic series when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014, which was attributable to a different mix of content licensed during each of the periods. This decrease was partially offset by marketing costs associated with the launch of new episodic series.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$27.0	$12.1	$14.9	123.1%
Segment costs of revenues	11.2	7.9	3.3	41.8%
Segment gross profit	$15.8	$4.2	$11.6	276.2%

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment increased $14.9 million, or 123.1%, to $27.0 million during the three months ended September 30, 2015 when compared to $12.1 million during the three months ended September 30, 2014. This increase was primarily due to revenues earned from license arrangements related to our location-based entertainment initiatives and those with our merchandise licensees, which were the primary drivers of our Consumer Products segment revenues for the three months ended September 30, 2015. During the three months ended September 30, 2014, segment revenues were primarily attributable to merchandising and licensing activities related to our feature film properties, mainly How to Train Your Dragon 2.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment decreased to 41.6% during the three months ended September 30, 2015 compared to 64.8% during the three months ended September 30, 2014. This decrease was primarily attributable to revenues recognized on extensions of certain of our license arrangements related to our location-based entertainment initiatives, which have lower associated costs.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$20.7	$8.5	$12.2	143.5%
Segment costs of revenues	9.8	6.2	3.6	58.1%
Segment gross profit	$10.9	$2.3	$8.6	373.9%

Segment Revenues

Revenues generated by our New Media segment increased to $20.7 million during the three months ended September 30, 2015 compared to $8.5 million during the three months ended September 30, 2014. This increase was primarily attributable to revenues generated under new licensing arrangements as a result of the delivery of newly-created content and sponsorship arrangements.

Segment Costs of Revenues

During the three months ended September 30, 2015 and 2014, costs of revenues related to our New Media segment were $9.8 million (or 47.5% of segment revenues) and $6.2 million (or 72.4% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues decreased when compared to the three months ended September 30, 2014 largely due to the mix of revenue sources that contributed to revenues earned during the three months ended September 30, 2015, which had lower associated costs, when compared to the same period of the prior year. In addition, costs of revenues are impacted by the straight-line amortization of intangible assets, and as a result, such amortization does not directly correlate with revenues generated during the period.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$2.9	$3.6	$(0.7)	(19.4)%
Segment costs of revenues	0.5	4.7	(4.2)	(89.4)%
Segment gross profit (loss)	$2.4	$(1.1)	$3.5	NM
____________________
NM: Not Meaningful.

Segment Revenues and Costs of Revenues

As illustrated in the table above, segment revenues and segment costs of revenues attributable to all other segments were immaterial during each of the three months ended September 30, 2015 and 2014.

Selling and Marketing. Selling and marketing expenses directly attributable to our segments are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the three-month periods ended September 30, 2015 and 2014, the amount of selling and marketing expenses not allocated to our segments was $1.6 million and $3.7 million, respectively.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Selling and marketing	$10.9	$8.8
Less: allocation to segments	9.3	5.1
Unallocated selling and marketing	$1.6	$3.7	$(2.1)	(56.8)%

Our unallocated selling and marketing costs decreased slightly when comparing the three months ended September 30, 2015 to the same period of the prior year, which was primarily due to lower corporate marketing expenses incurred during the three months ended September 30, 2015.

General and Administrative. Total general and administrative expenses increased $18.1 million, or 32.9%, to $73.1 million (including stock-based compensation expense of $5.3 million) for the three months ended September 30, 2015 from $55.0 million (which includes a net reversal of stock-based compensation expense of $0.3 million) for the three months ended September 30, 2014. This increase includes charges related to our 2015 Restructuring Plan totaling $3.6 million, primarily related to additional labor and other excess costs. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs.

Excluding these restructuring-related charges, general and administrative expenses for the three months ended September 30, 2015 were $69.5 million, an increase of $14.5 million, or 26.4%, when compared to the same period of the prior year. Approximately $5.1 million of this increase was attributable to costs incurred to support the growth and expansion of the ATV business. In addition, approximately $15.4 million of the increase recorded in the quarter (which excludes the activities of ATV) was attributable to performance-based incentive compensation expense (including stock-based compensation), which varies with changes in forecasts of the related performance metrics that will be achieved. These increases were partially offset by a decrease in salaries and benefits and other employee-related costs as a result of our 2015 Restructuring Plan.

Product Development. Product development costs increased to $1.5 million during the three months ended September 30, 2015 when compared to $0.4 million during the three months ended September 30, 2014. Product development costs primarily represent research and development costs related to our technology.

Change in Fair Value of Contingent Consideration. During the three months ended September 30, 2015, our results did not include any effect of a change in fair value of contingent consideration. Due to the amounts paid in lieu of the contingent consideration arrangement related to the acquisition of ATV, our liability was reduced to zero during the three months ended December 31, 2014. During the three months ended September 30, 2014, we recorded a gain of $4.9 million which resulted from a decrease in the estimate of the fair value of the contingent consideration liability. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Other Operating Income. During the three months ended September 30, 2015 and 2014, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the three months ended September 30, 2015 and 2014, other operating income totaled $0.9 million and $2.7 million, respectively, and primarily related to a portion of the value of the technology license granted.

Operating Income. Operating income for the three months ended September 30, 2015 increased slightly to $23.2 million from $20.6 million during the three months ended September 30, 2014.

Interest Expense, Net. For the three months ended September 30, 2015 and 2014, we recorded net interest expense (net of amounts capitalized and interest income) of $3.8 million and $2.8 million, respectively. This increase of $1.0 million was primarily due to a decrease in the amount of interest expense that could be capitalized because of a lower balance of assets that qualify for interest capitalization.

Other Expense/Income, Net.  For the three months ended September 30, 2015 and 2014, total other expense (net) was a net expense of $6.7 million compared to net other income of $0.3 million, respectively. The net other expense for the three months ended September 30, 2015 was primarily due to non-cash charges totaling $6.1 million related to write-offs of certain investments previously made by us that, during the third quarter of 2015, were determined to not be fully recoverable.

Increase in Income Tax Benefit Payable to Former Stockholder.  As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our 2004 initial public offering ("Tax Basis Increase"), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As a result of the Tax Basis Increase, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the three months ended September 30, 2015, we recorded $13.8 million as an increase to our income tax benefit payable to former stockholder in our statements of operations as we are currently anticipating a tax benefit from the Tax Basis Increase for the year ending December 31, 2015. This increase in the estimated income tax benefit payable to former stockholder was primarily attributable to a reduction in the Company's estimated loss before income taxes for the year ending December 31, 2015 and an additional taxable gain resulting from the subsequent sale of the Company's headquarters facility (see Note 10 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report). For the three months ended September 30, 2014, we recorded $2.4 million as an increase in income tax benefit payable to former stockholder in our statements of operations as a result of a reduction in our ability to claim certain tax deductions.

Loss from Equity Method Investees.  During the three months ended September 30, 2015 and 2014, our portion of the losses incurred by equity method investees was $0.5 million and $1.2 million, respectively, which were primarily attributable to our shares of losses incurred by ODW.

Provision for Income Taxes.  For the three months ended September 30, 2015 and 2014, we recorded a provision for income taxes of $2.5 million and $2.6 million, respectively, or an effective tax rate of 20.3% and 15.4%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended September 30, 2015 and 2014 were 133.1% and 29.5%, respectively. Our effective tax rate for the three months ended September 30, 2015 was lower than the 35% statutory federal rate primarily due to certain transaction-specific foreign earnings. Our combined effective tax rate for the three months ended September 30, 2015 was greater than the 35% statutory federal rate primarily due to an increase in our income tax benefit payable to former stockholder (as previously described). Our effective tax rate and our combined effective tax rate for the three months ended September 30, 2014 were lower than the 35% statutory federal rate primarily due to changes in the fair value of contingent consideration related to the ATV acquisition, which are nontaxable.

Net Loss Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). In addition, in December 2014, we sold an interest in our ATV business to a third party and, in February 2015, we formed a new entity (which is less than wholly owned) to commercialize one of our technology initiatives. We consolidate the results of each of these entities because we retain control over the operations. Net income (or loss) attributable to non-controlling interests represents the joint venture partners' share of the income (or loss) that is consolidated in our operating results. For the three months ended September 30, 2015, net loss attributable to non-controlling interests was $0.5 million. For the three months ended September 30, 2014, net loss attributable to non-controlling interests was immaterial.

The net loss recognized during the three months ended September 30, 2015 included those attributable to the activities associated with the ATV Joint Venture. During the three months ended September 30, 2014, our ATV business was conducted through wholly-owned subsidiaries, and, thus, there was no net income/loss attributable to non-controlling interests.

Net Loss/Income Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net loss attributable to non-controlling interests) for the three months ended September 30, 2015 was $3.5 million, or a loss of $0.04 per share, as compared to net income of $11.9 million, or $0.14 per diluted share, for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following chart sets forth (in millions, except percentages), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Revenues ($ in millions)
$596.5(1)
Feature Films, $373.7
62.6%
Television Series and Specials, $123.2
20.7%
Consumer Products, $54.8
9.2%
6.7%
New Media, $39.8
0.8%
All Other, $5.0
YTD 3Q 2015
$450.4(1)
Feature Films, $322.1
71.5%
Television Series and Specials, $52.3
11.6%
Consumer Products, $42.7
9.5%
5.4%
New Media, $24.1
2.0%
All Other, $9.2
YTD 3Q 2014

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

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$373.7	$322.1	$51.6	16.0%
Segment costs of revenues	246.7	259.3	(12.6)	(4.9)%
Segment gross profit	$127.0	$62.8	$64.2	102.2%

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$400
$350
$300
$250
$200
$150
$100
$50
$0
$373.7(1)
Home, $76.5
The Penguins of Madasgascar, $50.1
How to Train Your Dragon 2, $66.7
$159.4
Mr. Peabody and Sherman, $42.6
Turbo, $13.4
Library, $124.4
$322.1(1)
How to Train Your Dragon 2, $76.8
$81.3
Mr. Peabody and Sherman, $4.5
Turbo, $46.0
$115.0
The Croods, $69.0
Rise of the Guardians, $8.9
Madagascar 3, $1.8
$10.7
Library, $115.1
YTD 3Q 2015
YTD 3Q 2014
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category decreased $4.8 million, or 5.9%, to $76.5 million during the nine months ended September 30, 2015 compared to $81.3 million during the nine months ended September 30, 2014. Revenues decreased as we released only one film during the nine months ended September 30, 2015, while in the same period of the prior year, we released two films. Revenues for the nine months ended September 30, 2014 benefited from How to Train Your Dragon 2 (June 2014 release), which contributed $76.8 million, or 17.1%, of consolidated revenues primarily earned in the worldwide theatrical markets. We did not release a film during the summer time frame during the nine months ended September 30, 2015.

Our only 2015 release, Home (March 2015 release) was a stronger-performing title than Mr. Peabody and Sherman (March 2014 release). During the nine months ended September 30, 2015, Home contributed $76.5 million, or 12.8%, of consolidated revenues, primarily earned in the worldwide theatrical and home entertainment markets, while during the nine months ended September 30, 2014, Mr. Peabody and Sherman contributed $4.5 million, or 1.0%, of revenues, primarily earned in the Chinese theatrical and ancillary markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category increased $44.4 million, or 38.6%, to $159.4 million during the nine months ended September 30, 2015 when compared to $115.0 million of revenues earned during the nine months ended September 30, 2014. The increase in revenues was primarily due to an increase in the number of films that comprised this category during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release). The Penguins of Madagascar contributed $50.1 million, or 8.4%, of consolidated revenues, primarily generated in the worldwide pay television and home entertainment markets. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $66.7 million (or 11.2%) and $42.6 million (or 7.1%) of revenues, respectively, primarily related to revenues earned in the worldwide pay television window and worldwide home entertainment market.

For the nine months ended September 30, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo (July 2013 release) and The Croods (March 2013 release) which contributed $46.0 million (or 10.2%) and $69.0 million (or 15.3%) of consolidated revenues, respectively, primarily related to revenues earned in the worldwide television and home entertainment markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category increased $2.7 million to $13.4 million during the nine months ended September 30, 2015 when compared to $10.7 million of revenues during the nine months ended September 30, 2014. Although there was only one title that comprised the "Preceding year theatrical releases" category during the nine months ended September 30, 2015 compared to two titles during the same period of the prior year, revenues increased as a result of a non-routine licensing arrangement attributable to the home entertainment market related to Turbo (July 2013 release), which was earned during the three months ended March 31, 2015.

"Preceding year theatrical release" revenues during the nine months ended September 30, 2015 consisted of those related to Turbo, which contributed $13.4 million, or 2.2%, of consolidated revenues, primarily earned in the international home entertainment market. "Preceding year theatrical release" revenues for the nine months ended September 30, 2014 were comprised of Rise of the Guardians and Madagascar 3, which contributed an aggregate of $10.7 million, or 2.4%, of consolidated revenues, primarily earned in the worldwide home entertainment and international television markets.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category increased $9.3 million, or 8.1%, to $124.4 million during the nine months ended September 30, 2015 when compared to $115.1 million of revenues during the nine months ended September 30, 2014. Library revenues for the nine months ended September 30, 2015 included recoveries totaling $7.8 million from previously established home entertainment reserves related to sales through our former primary theatrical distributor. During the nine months ended September 30, 2015, revenues generated by our "Library" category were primarily driven by The Croods, Rise of the Guardians and How to Train Your Dragon, primarily earned in the worldwide home entertainment and free television markets. During the nine months ended September 30, 2014, revenues generated by our "Library" category were primarily driven by Puss in Boots, How to Train Your Dragon and Madagascar 3, primarily earned in the worldwide home entertainment and international free television markets.

Segment Costs of Revenues

The primary component of our costs of revenues for our Feature Films segment is film amortization costs and, as it relates to the nine months ended September 30, 2014, impairment charges. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 66.0% during the nine months ended September 30, 2015 compared to 80.5% for the nine months ended September 30, 2014. Costs of revenues for the nine-month period ended September 30, 2014 included impairment charges totaling $58.8 million (exclusive of the impairments allocated to the Consumer Products segment, which were immaterial), which were primarily related to our theatrical release Mr. Peabody and Sherman (released domestically in March 2014). Excluding these impairment charges, costs of revenues as a percentage of revenues increased during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. This increase was primarily attributable to 2015's "Current year theatrical release" and "Prior year theatrical release" categories which had an overall higher amortization rate when compared to 2014's "Current year theatrical release" and "Prior year theatrical release" categories. 2014's "Current year theatrical release" and "Prior year theatrical release" categories benefited from the strong performance of How to Train Your Dragon 2 and The Croods.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$123.2	$52.3	$70.9	135.6%
Segment costs of revenues	85.3	43.1	42.2	97.9%
Segment gross profit	$37.9	$9.2	$28.7	312.0%

Segment Revenues

Revenues generated from our Television Series and Specials segment increased $70.9 million, or 135.6%, to $123.2 million during the nine months ended September 30, 2015 when compared to $52.3 million during the nine months ended September 30, 2014. The increase in revenues was attributable to a significantly higher number of episodes delivered under our episodic content licensing arrangements. During the nine months ended September 30, 2015, the primary drivers of revenue were our episodic series, including Dragons: Race to the Edge, All Hail King Julien, Turbo F.A.S.T. and Adventures of Puss in Boots, while during the nine months ended September 30, 2014, the primary drivers of revenue were Turbo F.A.S.T. series and the first two seasons of our episodic series based on How to Train Your Dragon.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 69.2% during the nine months ended September 30, 2015 compared to 82.3% for the nine months ended September 30, 2014. The decrease in segment costs of revenues as a percentage of revenues was primarily due to an overall decrease in the amortization rates associated with our episodic series when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014, which was attributable to a different mix of content licensed during each of the periods. This decrease was partially offset by marketing costs associated with the launch of new episodic series. In addition, costs of revenues as a percentage of revenues for the nine months ended September 30, 2014 was negatively impacted by higher than expected returns of seasonal and newly-released home entertainment product, as well as increased selling costs, related to our Classic Media properties.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$54.8	$42.7	$12.1	28.3%
Segment costs of revenues	30.7	25.1	5.6	22.3%
Segment gross profit	$24.1	$17.6	$6.5	36.9%

Segment Revenues

Revenues generated from our Consumer Products segment increased $12.1 million, or 28.3%, to $54.8 million during the nine months ended September 30, 2015 when compared to $42.7 million of revenues earned during the nine months ended September 30, 2014. This increase was primarily due to revenues earned from new and extended license arrangements related to our location-based entertainment initiatives. In addition to these revenues, Consumer Products segment revenues for the nine months ended September 30, 2015, were also driven by our merchandising and licensing activities. During the nine months ended September 30, 2014, segment revenues were primarily attributable to merchandising and licensing activities related to our feature film and television properties, mainly How to Train Your Dragon 2.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment decreased slightly to 56.0% during the nine months ended September 30, 2015 compared to 58.8% during the nine months ended September 30, 2014. This decrease was primarily attributable to revenues recognized on extensions of certain of our license arrangements related to our location-based entertainment and merchandise licensees, which have lower associated costs.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$39.8	$24.1	$15.7	65.1%
Segment costs of revenues	19.3	19.4	(0.1)	(0.5)%
Segment gross profit	$20.5	$4.7	$15.8	336.2%

Segment Revenues

Revenues generated by our New Media segment increased to $39.8 million, or 65.1%, during the nine months ended September 30, 2015 compared to $24.1 million during the nine months ended September 30, 2014. This increase was primarily attributable to revenues generated under new licensing arrangements as a result of the delivery of newly-created content and sponsorship arrangements.

Segment Costs of Revenues

During the nine months ended September 30, 2015 and 2014, costs of revenues related to our New Media segment were $19.3 million (or 48.6% of segment revenues) and $19.4 million (or 80.3% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues decreased when compared to the nine months ended September 30, 2014 largely due to the mix of revenue sources that contributed to revenues earned during the nine months ended September 30, 2015, which had lower associated costs, when compared to the same period of the prior year. In addition, costs of revenues are impacted by the straight-line amortization of intangible assets, and as a result, such amortization does not directly correlate with revenues generated during the period.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$5.0	$9.2	$(4.2)	(45.7)%
Segment costs of revenues	1.7	10.2	(8.5)	(83.3)%
Segment gross profit (loss)	$3.3	$(1.0)	$4.3	NM
____________________
NM: Not Meaningful.

Segment Revenues and Costs of Revenues

As illustrated in the table above, segment revenues and segment costs of revenues attributable to all other segments were immaterial for each of the nine-month periods ended September 30, 2015 and 2014.

Selling and Marketing. Selling and marketing expenses directly attributable to our segments are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the nine-month periods ended September 30, 2015 and 2014, the amount of selling and marketing expenses not allocated to our segments was $5.1 million and $7.0 million, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Selling and marketing	$31.4	$28.3
Less: allocation to segments	26.3	21.3
Unallocated selling and marketing	$5.1	$7.0	$(1.9)	(27.1)%

Our unallocated selling and marketing costs decreased slightly when comparing the nine months ended September 30, 2015 to the same period of the prior year, which was primarily due to lower corporate marketing expenses incurred during the nine months ended September 30, 2015.

General and Administrative. Total general and administrative expenses increased $89.6 million to $243.0 million (including $15.5 million of stock-based compensation expense) for the nine months ended September 30, 2015 from $153.4 million (including $7.7 million of stock-based compensation expense) for the nine months ended September 30, 2014. This 58.4% aggregate increase was largely attributable to charges related to our 2015 Restructuring Plan. Such charges primarily consisted of $8.6 million related to employee-related (including relocation costs) and other costs, $20.1 million related to accelerated depreciation and amortization costs and $27.6 million related to additional labor and other excess costs. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs.

Excluding these restructuring and restructuring-related charges, general and administrative expenses for the nine months ended September 30, 2015 were $186.7 million, an increase of $33.3 million, or 21.7%, when compared to the same period of the prior year. Approximately $15.4 million of this increase was attributable to costs incurred to support the growth and expansion of the ATV business. In addition, approximately $12.1 million of the increase recorded during the current period (which excludes the activities of ATV) was attributable to performance-based incentive compensation expense (including stock-based compensation), which varies with changes in forecasts of the related performance metrics that will be achieved. The remaining increase in general and administrative expenses was primarily attributable to salaries and benefits costs related to headcount for certain new business initiatives which were higher during the nine months ended September 30, 2015 as these costs did not occur until the second half of 2014 due to the timing of the hiring of such employees.

Product Development. Product development costs increased to $3.5 million during the nine months ended September 30, 2015 when compared to $1.6 million during the nine months ended September 30, 2014. Product development costs primarily represent research and development costs related to our technology.

Change in Fair Value of Contingent Consideration. During the nine months ended September 30, 2015, our results did not include any effect of a change in fair value of contingent consideration. Due to the amounts paid in lieu of the contingent consideration arrangement related to the acquisition of ATV, our liability was reduced to zero during the three months ended December 31, 2014. During the nine months ended September 30, 2014, we recorded a gain of $9.7 million which resulted from a decrease in the estimate of the fair value of the contingent consideration liability. For further information, refer to Note 3 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Other Operating Income. During the nine months ended September 30, 2015 and 2014, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the nine months ended September 30, 2015 and 2014, other operating income totaled $4.9 million and $6.6 million, respectively, and primarily related to a portion of the value of the technology license granted.

Operating Loss. Operating loss for the nine months ended September 30, 2015 and 2014 was $34.0 million and $52.3 million, respectively. Operating loss for the nine months ended September 30, 2015 was largely driven by charges related to our

2015 Restructuring Plan (as previously described), while operating loss for the nine months ended September 30, 2014 was largely driven by lower revenues earned and increased costs of revenues (including impairment charges totaling $59.2 million, which primarily related to the unamortized capitalized film costs of Mr. Peabody and Sherman) relative to those revenues (as previously described).

Interest Expense, Net. For the nine months ended September 30, 2015 and 2014, we recorded net interest expense (net of amounts capitalized and interest income) of $17.7 million and $7.1 million, respectively. Interest expense (net) during the nine months ended September 30, 2015 increased when compared to the nine months ended September 30, 2014 primarily due to interest expense attributable to our lease financing obligation (refer to Note 10 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report), as well as a decrease in the amount of interest expense that could be capitalized because of a lower balance of assets that qualify for interest capitalization.

Other Expense/Income, Net.  For the nine months ended September 30, 2015 and 2014, total other expense (net) was a net expense of $10.1 million compared to net other income of $3.4 million, respectively. The net other expense for the nine months ended September 30, 2015 was primarily due to non-cash charges totaling $11.2 million related to write-offs of certain investments previously made by us that we determined to not be fully recoverable. Following these write-offs, our consolidated balance sheets continue to include investments in cost method investments, which totaled $6.8 million as of September 30, 2015.

Lastly, other income in both years consisted mainly of income recognized in connection with preferred vendor arrangements with certain of our strategic alliance partners.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase, we are obligated to remit to the stockholder's affiliate 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the nine months ended September 30, 2015, we recorded $20.9 million as an increase to our income tax benefit payable to former stockholder in our statements of operations as we are currently anticipating a tax benefit from the Tax Basis Increase for the year ending December 31, 2015. This increase in the estimated income tax benefit payable to former stockholder was primarily attributable to a reduction in the Company's estimated loss before income taxes for the year ending December 31, 2015 and a taxable gain resulting from the sale of the Company's headquarters facility. For the nine months ended September 30, 2014, we recorded $0.2 million as a decrease in income tax benefit payable to former stockholder in our statements of operations as a result of our ability to claim certain tax deductions.

Loss from Equity Method Investees.  During the nine months ended September 30, 2015 and 2014, our portion of the losses incurred by equity method investees was $9.6 million and $7.9 million, respectively, which were primarily attributable to our shares of losses incurred by ODW. The increase of $1.7 million was primarily due to an increase in ODW's expenses due to the growth of the company.

Provision/Benefit for Income Taxes.  For the nine months ended September 30, 2015, we recorded a provision for income taxes of $6.6 million, or an effective tax rate of (9.3)%. For the nine months ended September 30, 2014, we recorded a benefit for income taxes of $17.2 million, or an effective tax rate of 27.0%. However, when our provision/benefit for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the nine months ended September 30, 2015 and 2014 were (38.6)% and 27.4%, respectively. During the nine months ended September 30, 2015, our effective tax rate and our combined effective tax rate were different from the 35% statutory federal rate primarily due to foreign taxes, the effect of a valuation allowance and an increase in the Company's income tax benefit payable to former stockholder (described above). As a result of our loss before income taxes, during the nine months ended September 30, 2014, our effective tax rate and our combined effective tax rate were different from the 35% statutory federal rate primarily due to nondeductible executive compensation and tax expense recorded in connection with certain stock option exercises that resulted in a reduction of previously established deferred tax assets.

Net Loss Attributable to Non-controlling Interests.  We hold a 50% equity interest in a joint venture operated through Bullwinkle Studios. In addition, in December 2014, we sold an interest in our ATV business to a third party and, in February 2015, we formed a new entity (which is less than wholly owned) to commercialize one of our technology initiatives. We consolidate the results of each of these entities because we retain control over the operations. Net income (or loss) attributable to non-controlling interests represents the joint venture partners' share of the income (or loss) that is consolidated in our operating results. For the nine months ended September 30, 2015 and 2014, net loss attributable to non-controlling interests was $2.1 million and $0.1 million, respectively.

The net loss recognized during the nine months ended September 30, 2015 was primarily attributable to the activities associated with the ATV Joint Venture. During the nine months ended September 30, 2014, our ATV business was conducted through wholly-owned subsidiaries, and, thus, there was no net income/loss attributable to non-controlling interests.

Net Loss Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net loss attributable to non-controlling interests) for the nine months ended September 30, 2015 was $96.9 million, or a loss of $1.13 per share, as compared to $46.4 million, or a loss of $0.55 per share, during the nine months ended September 30, 2014.

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

Lease Financing Obligation

On February 23, 2015, we entered into a purchase agreement with a third party to sell our headquarters facility for a purchase price of $185.0 million. Concurrently with the sale of the property, we entered into a lease agreement with the buyer, pursuant to which we leased the property back from the buyer commencing immediately following the consummation of the sale. Additionally, this property was subsequently resold on July 21, 2015 and the Company is now accounting for this arrangement as an operating lease. For further details, see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

There were no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.

As of September 30, 2015, we were in compliance with all applicable financial debt covenants.

For a more detailed description of our various financing arrangements, please see Note 10 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2014 Form 10-K.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, proceeds from our lease financing obligation, borrowings from our revolving credit facility and cash on hand during the nine months ended September 30, 2015 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g., general and administrative costs, selling and marketing costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures, debt service payments and our restructuring initiatives.

Depending on prevailing market conditions, our liquidity requirements, bond and revolving facility covenants and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

As of September 30, 2015, we had cash and cash equivalents totaling $88.9 million. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, primarily comprised of U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at September 30, 2015 increased by $54.7 million from $34.2 million at December 31, 2014. Components of this change in cash for the nine months ended September 30, 2015, as well as for the nine months ended September 30, 2014, are provided below in more detail.

As previously described, our feature films are now being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of September 30, 2015, the amount of outstanding receivables from ODW for distribution of our films was $3.6 million.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash used in operating activities	$(6,514)	$(140,646)

During the nine months ended September 30, 2015, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were How to Train Your Dragon 2's worldwide home entertainment and international theatrical revenues, Home's worldwide theatrical revenues, The Croods' worldwide home entertainment revenues, revenues from licensing our episodic content, and to a lesser extent, the collection of worldwide theatrical, television and home entertainment revenues from our other films. In addition, cash used in operating activities during the nine months ended September 30, 2015 benefited from a higher amount of advances received for future deliveries of content when compared to the same period of the prior year.

Cash used in operating activities for the nine months ended September 30, 2015 included $10.6 million paid related to incentive compensation payments, which decreased $23.4 million when compared to the amount paid during the nine months ended September 30, 2014 as these cash payments primarily fluctuate based on our financial results. During the nine months ended September 30, 2015, we also made payments (net of refunds received) to an affiliate of a former stockholder related to tax benefits realized in 2014 from the Tax Basis Increase in the amount of $7.4 million. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

During the nine months ended September 30, 2014, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were The Croods' international television, international theatrical and worldwide home entertainment revenues, Rise of the Guardians' worldwide home entertainment and international television revenues, Madagascar 3's international theatrical and television revenues, Puss in Boots' international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the nine months ended September 30, 2014 included $34.0 million paid related to incentive compensation payments. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash used in investing activities	$(14,726)	$(108,022)

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was partially attributable to the investment in property, plant and equipment. Our purchases of property, plant and equipment were lower during the nine months ended September 30, 2015 when compared to the same period of the prior year largely because during the nine months ended September 30, 2014, we made a larger amount of purchases and improvements, including those related to additional leased space. In addition, during the nine months ended September 30, 2014, we made cash contributions totaling $18.2 million in connection with investments in various unconsolidated entities compared to only $2.3 million during the nine months ended September 30, 2015. For further information regarding our investments in unconsolidated entities, refer to Note 7 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Lastly, net cash used in investing activities for the nine months ended September 30, 2014 was largely attributable to a variety of acquisitions, including the acquisition of certain character and distribution rights as well as a company that operates an Internet-based multi-channel network.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	2015	2014
Net cash provided by financing activities	$75,040	$201,681

Net cash provided by financing activities for the nine months ended September 30, 2015 was largely comprised of $199.2 million of net proceeds received from our sale of our headquarters facilities (which was initially recorded as a financing arrangement as further described in Note 10 of our unaudited consolidated financial statements contained elsewhere in this Form 10-Q), which was offset by $1.4 million in repayments under the lease financing obligation. Net cash provided by financing activities for the nine months ended September 30, 2015 also included $420.4 million in borrowings under our revolving credit facility, which was more than offset by $545.4 million in repayments of borrowings. Net cash provided by financing activities for the nine months ended September 30, 2014 included $215.0 million in borrowings under our revolving credit facility, which was partially offset by $10.0 million in repayments of borrowings. The overall increase in borrowings was due to cash needs, including cash needed to fund our episodic series production costs, restructuring initiatives and new business initiatives.

Lastly, during the nine months ended September 30, 2015, cash provided by financing activities also included a cash contribution from a non-controlling interest holder in the amount of $15.0 million related to the formation of a new entity to commercialize one of the Company's technology initiatives.

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement with ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of September 30, 2015, our remaining contribution commitments consisted of the following: (i) $38.8 million in cash (which is expected to be funded over the next three years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $6.7 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 7 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Lease Commitments

On February 23, 2015, we entered into an agreement to sell our real property located in Glendale, California and, concurrently, lease back the property. See Note 17 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report for further information on the required cash obligations.

Purchase Obligations

During the nine months ended September 30, 2015, we entered into an agreement with one of our suppliers which committed the Company to minimum purchase obligations of certain capital assets intended to be resold in connection with one of our Consumer Products segment activities. For further details, see Note 17 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Non-Cancelable Talent Commitments

As of September 30, 2015, we had non-cancelable talent commitments totaling approximately $33.1 million that we expect to be payable over the next five years.

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

Non-GAAP Measures

In addition to the financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP measures: Adjusted Income/Loss and Adjusted EBITDA (collectively, "non-GAAP measures"). Adjusted Income/Loss and Adjusted EBITDA are not prepared in accordance with U.S. GAAP. We believe the use of these non-GAAP measures on a consolidated basis assists investors in comparing our ongoing operating performance between periods. Adjusted Income/Loss and Adjusted EBITDA provide a supplemental presentation of our operating performance and generally reflect adjustments for unusual or non-operational activities. We may not calculate Adjusted Income/Loss or Adjusted EBITDA in a manner consistent with the methodologies used by other companies. Adjusted Income/Loss and Adjusted EBITDA (a) do not represent our operating income or cash flows from operating activities as defined by U.S. GAAP; (b) in the case of Adjusted EBITDA, does not include all of the adjustments used to compute consolidated cash flow for purposes of the covenants applicable to the

Company's 6.875% Senior Notes due 2020 (the "Notes"); (c) are not necessarily indicative of cash available to fund our cash flow needs; and (d) should not be considered alternatives to net income, operating income, cash provided by operating activities or our other financial information as determined under U.S. GAAP. Our presentation of Adjusted Income/Loss and Adjusted EBITDA measures should not be construed as an implication that our future results will be unaffected by unusual items.

Adjusted Income/Loss Measures

On January 22, 2015, the Company announced its restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, the Company made changes in its senior leadership team and also made changes based on its reevaluation of the Company's feature film slate. The Company evaluates operating performance to exclude the effects of the charges related to the execution of the 2015 Restructuring Plan as it believes the restructuring-related charges do not correlate with the ongoing operating results of the Company's business and were charges that resulted from significant decisions that were made in order to refocus the Company. As a result, the Company believes that presenting the Company's Adjusted Operating Income/Loss, Adjusted Net Income/Loss Attributable to DreamWorks Animation SKG, Inc. and Adjusted Diluted Income/Loss per share (collectively, "Adjusted Income/Loss Measures") will aid investors in evaluating the performance of the Company. The Company defines Adjusted Income/Loss Measures as net earnings (loss) adjusted to exclude the items within its Consolidated Statements of Operations that relate to its 2015 Restructuring Plan (as discussed further in "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview").

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

Adjusted Income/Loss Measures Reconciliation

The following is a reconciliation of each of the Company's GAAP measures (operating income/loss, net income/loss attributable to DreamWorks Animation SKG, Inc. and loss (or diluted earnings) per share) to the non-GAAP adjusted amounts (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Operating income (loss) — as reported	$23,186	$(33,960)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	(2,350)	2,797
Relocation and other employee-related costs(2)	1,306	4,687
Lease obligations and related charges(3)	1,110	1,110
Accelerated depreciation and amortization charges(4)	—	20,132
Additional labor and other excess costs(5)	3,498	27,598
Total restructuring-related charges	3,564	56,324

Adjusted operating income	$26,750	$22,364

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Net loss attributable to DreamWorks Animation SKG, Inc. — as reported	$(3,519)	$(96,879)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	(2,350)	2,797
Relocation and other employee-related costs(2)	1,306	4,687
Lease obligations and related charges(3)	1,110	1,110
Accelerated depreciation and amortization charges(4)	—	20,132
Additional labor and other excess costs(5)	3,498	27,598
Total restructuring-related charges	3,564	56,324

Tax impact(6)	1,390	21,966

Adjusted net income (loss) attributable to DreamWorks Animation SKG, Inc.	$1,435	$(18,589)

Loss per share — as reported	$(0.04)	$(1.13)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	(0.03)	0.03
Relocation and other employee-related costs(2)	0.02	0.05
Lease obligations and related charges(3)	0.01	0.01
Accelerated depreciation and amortization charges(4)	—	0.23
Additional labor and other excess costs(5)	0.04	0.32
Total restructuring-related charges	0.04	0.64

Tax impact(6)	0.02	0.26

Adjusted income (loss) per share	$0.02	$(0.23)
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

(3)
Lease obligations and related charges. Lease obligations and related charges largely consist of remaining rent payments that we incurred prior to the commencement of the subleases of our Northern California facility.

(4)
Accelerated depreciation and amortization charges. Accelerated depreciation and amortization charges consist of the incremental charges we incurred as a result of shortened estimated useful lives of certain property, plant and equipment due to the decision to exit our Northern California facility.

(5)
Additional labor and other excess costs. Additional labor consists of costs related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. Other excess costs are those due to the closure of our Northern California facility which primarily relate to costs that we incurred to continue to operate the facility until we begin to receive amounts under sublease arrangements.

(6)
Tax Impact. Prior to the quarter ended September 30, 2015, the tax impact of non-GAAP adjustments was calculated using our combined effective tax rate for each respective period. As discussed in Note 11 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report, our combined effective tax rate for the three months ended September 30, 2015 was impacted by a reduction in the Company's estimated loss before income taxes for the year ending December 31, 2015, as well as an additional taxable gain. As a result, our combined effective tax rate for the three months ended September 30, 2015 is not representative of its expected annual tax rate, and thus, tax impact for the three- and nine-month periods ended September 30, 2015 was calculated at the Company's estimated annual combined effective tax rate of (39.0)%.

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

Adjusted EBITDA Reconciliation

We believe that net income is the most directly comparable U.S. GAAP measure to Adjusted EBITDA. Accordingly, the table below presents a reconciliation of net income (or loss) to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income	$(4,044)	$11,864	$(98,973)	$(46,480)
Provision (benefit) for income taxes	2,480	2,587	6,642	(17,279)
Loss from equity method investees	486	1,212	9,623	7,939
Increase (decrease) in income tax benefit payable to former stockholder	13,780	2,384	20,901	(238)
Other expense (income), net	6,679	(298)	10,144	(3,369)
Interest expense, net	3,805	2,840	17,703	7,097
Operating income (loss)	23,186	20,589	(33,960)	(52,330)
Income related to investment contributions	(856)	(2,673)	(4,856)	(6,662)
Amounts included in amortization of film and other inventory costs(1)	16,471	10,508	38,604	24,574
Film impairments	—	2,104	933	59,178
Depreciation and amortization(2)(3)	5,052	5,485	40,831	14,170
Stock-based compensation expense	5,463	(34)	16,190	8,387
Adjusted EBITDA	$49,316	$35,979	$57,742	$47,317
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

(2)	Includes those amounts pertaining to the amortization of intangible assets and other assets that are classified within costs of revenues.

(3)
For the nine months ended September 30, 2015, includes an additional $7.8 million beyond the amounts reflected in the columns for the three and six months ended June 30, 2015 in the "Adjusted EBITDA Reconciliation" table that was presented in our Quarterly Report on Form 10-Q for the quarter. This amount represents an out-of-period adjustment made to the Company's unaudited consolidated financial statements as described in further detail in Note 1 of such statements contained elsewhere in this Quarterly Report.

In addition, as Adjusted EBITDA is also used as a liquidity measure, the following table presents a reconciliation of Adjusted EBITDA to cash flow used in operating activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$49,316	$35,979	$57,742	$47,317
Amortization and write-off of film and other inventory costs(1)	106,087	78,991	265,260	214,344
Revenue earned against deferred revenue and other advances	(27,404)	(10,559)	(63,012)	(43,143)
Change in fair value of contingent consideration	—	(4,955)	—	(9,675)
Other expense/income, net	(6,679)	298	(10,144)	3,369
Other impairments and write-offs	6,097	—	11,161	—
Interest expense, net	(3,805)	(2,840)	(17,703)	(7,097)
Net (payments of) refund from income taxes and payable to former stockholder	(877)	(676)	(11,118)	1,923
Changes in certain operating asset and liability accounts	(136,590)	(170,449)	(238,700)	(347,684)
Cash used in operating activities	$(13,855)	$(74,211)	$(6,514)	$(140,646)
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended September 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
July 1–July 31, 2015	—	$—	—	$100,000,000
August 1–August 31, 2015	—	$—	—	$100,000,000
September 1–September 30, 2015	—	$—	—	$100,000,000
Total	—	$—	—
 ____________________

(1)	In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1	Employment Agreement dated as of July 14, 2015 by and between the Company and Andrew Chang

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: November 5, 2015	By:	/S/ FAZAL MERCHANT
	Name:	Fazal Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement dated as of July 14, 2015 by and between the Company and Andrew Chang

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements