Form 10-K
period 2015-12-31
DreamWorks Animation SKG, Inc.
filed 2016-02-25
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
The aggregate market value of Class A common stock held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $783,250,031 using the closing price of $26.38 as reported by the Nasdaq Global Select Market as of such date. As of such date, non-affiliates held no shares of Class B common stock. There is no active market for the Class B common stock. Shares of Class A common stock held by all executive officers and directors of the registrant and all persons holding more than 10% of the registrant’s Class A or Class B common stock have been deemed, solely for the purpose of the foregoing calculations, to be held by "affiliates" of the registrant as of June 30, 2015.
As of February 12, 2016, there were 78,520,673 shares of Class A common stock and 7,838,731 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A with respect to the registrant's 2016 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

DreamWorks Animation SKG, Inc.
Form 10-K
For the Year Ended December 31, 2015

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

Overview

DreamWorks Animation creates and exploits branded family entertainment, including animated feature films, television series and specials, live entertainment properties and related consumer products. We have released a total of 32 animated feature films, including the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon. Our current business plan generally contemplates releasing two animated feature films per year. We may release one or more additional films in a particular year if we determine that there is an attractive release date and that other relevant factors support such decision. We currently have operations in four business segments: Feature Films, Television Series and Specials, Consumer Products and New Media. For a discussion of the Company's business segments and geographic information about the Company's revenues, please see the Company's consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Our feature films are currently the source of a significant portion of our revenues. We derive revenue from our distributors' worldwide exploitation of our feature films in theaters and in post-theatrical markets such as home entertainment, digital transactions and pay and free broadcast television. We also earn revenue from the licensing and merchandising of our films and characters in markets around the world. In addition to the creation of feature films, we are engaged in a number of initiatives to exploit more fully our franchise and other properties and to diversify our revenue streams. One of these initiatives is the development and production of episodic series for exploitation in television and on new digital platforms. We have entered into long-term agreements with several companies to deliver these new series, as well as existing series, over the next several years.

Pursuant to our distribution and fulfillment services agreement (the "Fox Distribution Agreement"), Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox") distribute and service our films initially theatrically released after December 31, 2012. As of July 1, 2014, we reacquired from Paramount Pictures Corporation and its affiliates and related entities (collectively "Paramount") the right to distribute and exploit the Company's feature films theatrically released prior to January 1, 2013 in theatrical, non-theatrical, home entertainment and transactional digital media, which reacquired rights were then licensed to Fox. The rights licensed to, and serviced by, Fox will generally terminate on the date that is one year after the initial home video release date in the United States of the last film theatrically released by Fox during such five-year period, subject to any sublicense agreements approved by the Company that extend beyond such date. In addition, we will continue to receive revenues derived from the exploitation of television and non-transactional digital rights in and to our feature films released prior to January 1, 2013 pursuant to a distribution agreement and a fulfillment services agreement with Paramount. Paramount will continue to exploit and render fulfillment services in television and related media for feature films released prior to January 1, 2013 until the date that is 16 years after the theatrical release of any such film, and will continue to exploit and service certain other agreements with Paramount's sublicensees that remain in place after July 1, 2014.

In May 2013, we acquired AwesomenessTV ("ATV"). ATV is a multi-media platform company and generates revenues from online advertising sales and distribution of content through media channels such as short-form online video, theatrical, home entertainment and television. We acquired all of the outstanding equity interests in ATV for initial cash consideration of $33.5 million. In addition, pursuant to a written amendment to the original merger agreement, we made an additional agreed-upon fixed cash payment of $80.0 million to the former ATV stockholders (substantially all of which was paid in December 2014) in lieu of any contingent consideration potentially payable by us as specified under the original merger agreement.

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

In January 2015, we announced restructuring initiatives (the "2015 Restructuring Plan") involving our core feature animation business. In connection with the 2015 Restructuring Plan, we have made changes in our senior leadership team and our feature film slate, and closed our Northern California animation studio. The 2015 Restructuring Plan resulted in a total reduction of approximately 500 positions. The actions associated with the 2015 Restructuring Plan were substantially completed during 2015. For more information about the 2015 Restructuring Plan, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview."

Company History

Prior to the Separation from Old DreamWorks Studios on October 27, 2004, we were a business division of Old DreamWorks Studios, the diversified entertainment company formed in October 1994 by Steven Spielberg, Jeffrey Katzenberg and David Geffen. As a division of Old DreamWorks Studios, we conducted our business primarily through Old DreamWorks Studios' animation division. On October 28, 2004, our Class A common stock began trading on the New York Stock Exchange in connection with our initial public offering.

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

We primarily conduct our business at our headquarters in Glendale, California. Our Glendale campus, where the majority of our animators and production staff are based, was originally constructed in 1997. During 2015, we closed our Redwood City studio and consolidated its business operations into our Glendale campus. During 2015, we also completed a sale leaseback transaction for our Glendale campus. See Note 12 to our consolidated financial statements contained elsewhere in this Form 10-K.

Subject to any distribution rights we may license to our distributors and other third parties, we generally retain the exclusive copyright, trademark and other intellectual property rights in and to all of our films and episodic content and characters therein, other than certain properties which were co-produced or for which the copyright is owned by others.

Feature Films Segment

We are currently producing five animated feature films with currently announced release dates during 2017 and 2018. In addition, we have a substantial number of projects in development and production that are expected to fill our release schedule in 2019 and beyond. The table below lists all of our animated feature films with currently announced release dates through the end of 2018.

Title	Currently Announced Release Date*
Trolls	November 4, 2016
Boss Baby	March 10, 2017
The Croods 2	December 22, 2017
Larrikins	February 16, 2018
How to Train Your Dragon 3	June 29, 2018
____________________

*
Tentative as of February 25, 2016. Due to the release slate of competitive films and the uncertainties involved in the development and production of animated feature films, the release date can be significantly delayed or otherwise changed.

We are also using a third-party production company to produce a feature film based on the Captain Underpants book series. This film, which is being produced at a significantly lower budget than our other feature films, is currently expected to be released in 2017.

Television Series and Specials Segment

The Company also capitalizes on its franchise films and other properties, such as Shrek, How to Train Your Dragon, Madagascar and Kung Fu Panda, by exploiting the film properties through episodic series and specials.

In June 2013, we entered into a long-term agreement with Netflix (which was extended and expanded in the fourth quarter of 2015), in May 2014 with the German television network Super RTL and, in February 2014, with southern European media company Planeta Junior regarding the production and distribution of existing and future series. Each agreement provides for the Company to deliver approximately 1,000 episodes or more of newly created and existing series based on the Company's properties, including characters from our Classic Media library. Each agreement provides for the Company to receive a per-episode license fee. The Company will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to Netflix, Super RTL or Planeta Junior. The Company will also retain all revenues from merchandise based on the various series. In 2015, the Company also entered into a co-financing agreement with DHX Media that provides for the parties to co-finance at least 130 episodes of new episodic content, and for DWA to retain and exploit all distribution rights in and to such content outside of Canada and for DHX Media to exploit such content in Canada.

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

We have also produced a number of half-hour television specials based on our films Shrek, Kung Fu Panda, Madagascar, How to Train Your Dragon and Monsters vs. Aliens. In connection with these specials, the Company has, from time to time, directly entered into various television distribution agreements and in 2011 entered into a long-term distribution agreement with Netflix covering various of these specials (as well as the Company's feature films released after January 1, 2013). The Company retains all other distribution rights (such as DVD, other home entertainment and consumer product distribution rights) with respect to its television specials and series.

Consumer Products Segment

Over the last several years, the Company commenced initiatives to further diversify its revenue streams through exploitation of its properties in consumer products and experiences. The Company enters into a variety of licensing arrangements with consumer products and experience companies, manufacturers, publishers and retailers in order to design, develop, manufacture, publish and sell numerous products. The products are based on the Company's franchise films, episodic series and other properties, and include toys, games, apps, books, apparel and accessories. The Company generally licenses characters from its film properties, episodic series properties and other intellectual properties for use in third-party products and collects royalties from sales of the products.

Pursuant to our typical arrangements, we grant multi-property agreements or multi-category license agreements, pursuant to which the licensee receives merchandising or promotional rights in exchange for royalty payments or guaranteed payments. We may also enter into other arrangements, such as single-property license arrangements to use our characters or film elements in connection with a specified merchandise item or category in exchange for a percentage of net sales of the products and, in certain instances, minimum guaranteed payments. We are also currently pursuing a number of strategies to further increase the size and scale of our consumer products business to more fully exploit our franchises and other intellectual property.

Over the last several years, we have also greatly expanded our licensing of our characters and other intellectual property for use in location-based entertainment, such as cruise ships, amusement parks and shopping malls. For example, since 2010 we have had a licensing arrangement with Royal Caribbean International allowing them to incorporate our characters into live shows and other entertainment on certain of their cruise ships. We have also entered into licensing arrangements with various entities allowing the use of our characters and other intellectual property in connection with existing and future theme parks. We intend to continue to explore new opportunities for similar location-based entertainment.

New Media Segment

Our New Media business consists primarily of ATV, along with certain related businesses. We acquired all of the outstanding equity interests in ATV in May of 2013. ATV primarily generates revenues from the production and distribution of content across a variety of channels, including short-form online video, theatrical, home entertainment and television, and the exploitation of ancillary products and services, including marketing and consumer products.

ATV generally enters into management, network and production agreements with individuals who generate content, distribution agreements with third-party distributors and sponsorship and integration agreements with consumer products and other companies.

In December 2014, we entered into an agreement with an affiliate of the Hearst Corporation ("Hearst") whereby Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business for a purchase price of $81.25 million.

Other

Our other business segment generally consists of our live performances business and other ancillary revenues. The Company has developed or licensed the rights to develop various plays and other live shows based on its franchise properties, including Shrek, Madagascar and How to Train Your Dragon.

We are also seeking to exploit the software tools and other intellectual property that we have developed in connection with our CG filmmaking process in applications and fields other than our core filmmaking business. For example, in 2015 we formed a joint venture that is licensed to use our proprietary software in connection with providing computer rendering and other services to consumer products companies.

For more information on our segments, including financial information about geographic areas, refer to "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs."

Joint Ventures and Investments

From time to time, the Company also enters into joint ventures or makes investments in various family entertainment and other entertainment-oriented businesses.

Chinese Joint Venture. On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese joint venture, Oriental DreamWorks Holding Limited ("ODW" or the "Chinese Joint Venture") through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In addition, in connection with the closing, the Company entered into a series of agreements governing the operation of the Chinese Joint Venture. On the ODW Closing Date, the Chinese Joint Venture was launched among DreamWorks Animation SKG, Inc., one of its wholly-owned subsidiaries ("Company Subsidiary") and the CPE Holders, and equity was issued by ODW to Company Subsidiary and an entity controlled by the CPE Holders. The purpose of the Chinese Joint Venture is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language. ODW's first theatrical project, Kung Fu Panda 3, was released in January 2016 and is the first animated feature film that qualifies in China as a Sino-foreign co-production.

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

In exchange for 45.45% of the equity of ODW, Company Subsidiary has committed to making a total cash capital contribution to ODW of $50.0 million (of which $5.7 million was funded at the ODW Closing Date, and an additional $11.3 million has been funded since the ODW Closing Date through December 31, 2015, with the balance to be funded over the next two years) and non-cash contributions valued at approximately $100.0 million. Such non-cash contributions include licenses of technology and certain other intellectual property of ours, rights in certain trademarks of ours and film projects developed by us and consulting and training services, each to be provided to the Chinese Joint Venture.

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

Hearst/ATV Joint Venture. As previously mentioned, in December 2014, we entered into an agreement with an affiliate of Hearst, whereby Hearst acquired a 25% equity interest in the ATV Joint Venture conducting the ATV business for a purchase price of $81.25 million. The Company and Hearst expect to work together to support ATV efforts to enter into new content channels, broaden its audience and expand its geographic reach. ATV will also gain access to Hearst's subscription video-on-demand platform.

Strategic Alliances and Promotions

The success of our films and other projects greatly depends not only on their quality, but also on the degree of consumer awareness that we are able to generate for their theatrical and home entertainment releases. In order to increase consumer awareness, we have developed key strategic alliances as well as numerous promotional partnerships worldwide. In general, these arrangements provide that we license our characters and storylines for use in conjunction with our promotional partners' products or services. In exchange, we may receive promotional fees in addition to substantial marketing benefits from cross-promotional opportunities, such as inclusion of our characters and movie images in television commercials, online, print media and on promotional packaging.

We currently have strategic alliances with Hewlett-Packard, Intel and other companies. We believe these relationships are mutually valuable. We benefit because of the consumer awareness generated for our films, and our partners benefit because these arrangements provide them the opportunity to build their brand awareness and associate with popular culture in unique ways.

Distribution and Servicing Arrangements

On August 18, 2012, we entered into a binding term sheet with Fox, pursuant to which we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films released after December 31, 2012, certain library animated feature films for which the rights have reverted to us from Paramount, and certain other audiovisual programs, which is filed as an exhibit to this Form 10-K. As of July 1, 2014, we reacquired from Paramount the right to distribute and exploit the Company's feature films theatrically released prior to January 1, 2013 (the "Existing Pictures"), and certain other audio visual programs, in theatrical, non-theatrical, home entertainment and transactional digital media, which reacquired rights were then licensed to Fox. A detailed discussion of the Fox Distribution Agreement is provided below. In addition, we still continue to receive revenues derived from the exploitation of television and non-transactional digital rights in and to the Existing Pictures that have not reverted to us pursuant to a distribution agreement (the "Paramount Distribution Agreement") and a fulfillment services agreement (the "Paramount Fulfillment Services Agreement" and, with the Paramount Distribution Agreement, the "Paramount Agreements") with Paramount and its affiliates. A detailed discussion of the Paramount Agreements is provided below following the discussion of the Fox Distribution Agreement.

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

Certain Retained Rights. The rights licensed to, and serviced by, Fox do not include the following rights that we retain and may freely exploit: (i) all rights in China and Korea, (ii) all forms of television, all forms of non-transactional video-on-demand (including subscription video-on-demand and ad-supported video-on-demand in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if we elect to distribute such rights through a third party), (iii) television and subscription video-on-demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iv) any other rights necessary for us to sell content directly to consumers through digital "storefronts" owned or controlled by us (which Fox may exploit on a non-exclusive basis under certain conditions) and (v) certain other retained rights, including subsequent production, merchandising, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights. We and Fox have entered into agreements with Netflix involving the exploitation of our theatrical films released beginning in 2013 through many major worldwide markets via Netflix's subscription video-on-demand service.

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

Term of Agreement.    Subject to certain exceptions, following our reacquisition of rights in July 2014, the Paramount Distribution Agreement currently grants Paramount the worldwide right to distribute the Existing Pictures by means of international television licensing, including pay television, network, basic cable and syndication, subscription video-on-demand and free video-on-demand. Under the Paramount Distribution Agreement, we retain all other rights to exploit our films (of which certain of such retained rights have been licensed to Fox, as described above), and the right to make prequels and sequels, commercial tie-in and promotional rights with respect to each film, as well as merchandising, theme park, interactive, literary publishing, music publishing and soundtrack rights. Paramount generally has the right to exploit the Existing Pictures in the manner described above for 16 years from such film's initial general theatrical release. If the rights to the Existing Pictures revert to us thereafter during the Fox Output Term, such rights will be licensed to Fox (and the rights to certain Existing Pictures have already reverted to us and been licensed to Fox).

Distribution Services.    Paramount is responsible for the worldwide distribution in the media mentioned above of all our animated feature films covered by the Paramount Distribution Agreement, but may engage one or more sub-distributors and service providers in those territories and media in which Paramount subdistributes all or substantially all of its motion pictures, subject to our prior written approval.

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

The Paramount Distribution Agreement provides that we and Paramount will mutually agree on the amount of Distribution Expenses to be incurred with respect to the initial theatrical release of each film in the domestic territory and in the majority of the international territories, including all print and advertising costs and media purchases (e.g., expenses paid for print advertising). However, in the event of a disagreement, Paramount's decisions, based on its good-faith business judgment, will prevail.

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

Expenses and Fees under the Paramount Distribution Agreement and Paramount Fulfillment Services Agreement

Each of our films is accounted for under the Paramount Distribution Agreement and the Paramount Fulfillment Services Agreement on a combined basis for each film. In such regard, all revenues, expenses and fees under the Paramount Agreements for a given film are fully cross-collateralized with other revenues, expenses and fees for such film. If a theatrical feature film does not generate revenue in all media, net of the 8.0% distribution and servicing fee, sufficient for Paramount to recoup its expenses under the Paramount Agreements, Paramount will not be entitled to recoup those costs from proceeds of our other theatrical feature films, and we will not be required to repay Paramount for such amounts.

Other Distribution Arrangements

In addition to the agreements with Fox and Paramount for distribution of our feature films and the agreements with Netflix, Super RTL and Planeta Junior for distribution of our episodic series and specials, we have other third-party distribution arrangements with television and home entertainment licensees around the world for distribution of our new episodic series and existing Classic Media titles. Unlike our feature film distribution arrangements, these other distribution arrangements generally require us to bear the risk of cash collection and, where applicable, unsold inventory. The Company's activities associated with its Classic Media properties and ATV business are not subject to the Company's distribution agreements with its theatrical distributors. For more information about these distribution arrangements, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs—Our Revenues—Television Series and Specials."

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

The development phase generally consists of story and visual development. The duration of the development phase can vary project by project—from a matter of months to a number of years. In the pre-production phase, the script and story are further developed and refined prior to the majority of the film crew commencing work on the project. The production phase which follows can last up to two years depending on the length of the project and involves the largest number of staff. The Company's use of stereoscopic 3D for its films provides the filmmakers with additional variables to review and decide upon during this production phase. Finally, in the post-production phase, the core visuals and dialogue are in place and we add important elements such as sound effects and the music/score.

Although the process for making episodic series and specials involves most of the various phases described above for feature films, the timeline for the process is significantly shorter, usually no longer than one year. As part of our expansion of this business as a result of our agreements with Netflix, Super RTL and Planeta Junior, we have added a significant number of staff, primarily to handle the development and pre-production phases. We currently expect that the production phase for our episodic series business will be generally undertaken by third-party production firms as a result of the amount of new content that we are required to produce over the next five years.

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

Competition

Our films and other projects compete on a broad level with all forms of entertainment and other consumer leisure activities. Our primary competition for film audiences generally comes from other wide-release "tentpole" films released into the theatrical market at or near the same time as our films. At this level, in addition to competing for box-office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, with respect to the home entertainment and television markets, we compete with other films as well as other forms of entertainment. We also face intense competition from other animation studios for the services of talented writers, directors, producers, animators and other employees and for the acquisition of rights to pre-existing literary and other works.

Competition for Film Audiences.    Our primary competition for film audiences generally comes from other wide-release "tentpole" films, especially animated and live-action films that are targeted at similar audiences and released into the theatrical market at or near the same time as our films. Our feature films compete with both live-action and animated films for motion picture screens, particularly during national and school holidays when demand is at its peak. Due to the competitive environment, the opening weekend for a film is extremely important in establishing momentum for its box-office performance. Because we currently expect to release only two films per year, our objective is to produce "tentpole" films, attracting the largest and broadest audiences possible. As a result, the scheduling of optimal release dates is critical to our success. One of the most important factors we consider when determining the release date for any particular film is the expected release date of other "tentpole" films. In this regard, we pay particular attention to the expected release dates of other films produced by other animation studios, as well as live-action films targeting family audiences.

Disney/Pixar, Sony Entertainment, Fox Entertainment's Blue Sky Studios and Illumination Entertainment are currently the animation studios that we believe target similar audiences and have comparable animated filmmaking capabilities. In addition, other companies and production studios continue to release animated films, which can affect the market in which our films compete.

Competition in Home Entertainment.    In the home entertainment market, our films and television series/specials compete with not only other theatrical titles, direct-to-video titles and television series titles, but also other forms of home entertainment. As competition in this market increases, consumers have a greater number of choices for home entertainment products. In addition, once our films are released in the home entertainment market they may also compete with other films that are in their initial theatrical release or in their subsequent theatrical re-release cycles. Historically, a significant portion of our revenues has been derived from consumer purchases of our home entertainment titles. In this regard, we compete with companies that offer Internet-based services that allow consumers to stream home entertainment titles to their televisions, computers or mobile devices for a one-time or monthly subscription fee. Additionally, many existing subscription cable television channels have developed Internet-based services that offer subscribers the ability to view content on computers or mobile devices. We also compete with video-rental or video-on-demand services that offer consumers the ability to view home entertainment titles one or more times for a rental fee that is typically significantly less than the purchase price of the title. Finally, over the past several years, there has been a significant increase in competition for shelf space given by retailers for any specific title and for DVDs in general.

Competition for Talent.    Currently, we compete with other animated film and visual effect studios and gaming companies for artists, animators, directors and producers. In addition, we compete for the services of computer programmers and other technical production staff with other animation studios, production companies and video game producers. In order to recruit and retain talented creative and technical personnel, we have established relationships with the top animation schools and industry trade groups. We have also established in-house digital training and artistic development training programs.

Potential Competition.    Barriers to entry into the animation field have decreased as technology has advanced. While we have developed proprietary software to create animated films, other film studios may not be required to do so, due to technological advances that have made it possible to purchase third-party software capable of producing high-quality images. Although we have developed proprietary technology, experience and know-how in the animation field that we believe provide us with significant advantages over new entrants in the animated film market, there are no substantial technological barriers to entry that prevent other film studios from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce an animated feature film or other animated content, which could result in a significant number of new animated films or products. The entrance of additional animation companies into the animated content market could adversely affect us by eroding our market share, increasing the competition for audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly animators and technical staff.

Employees

As of December 31, 2015, we employed approximately 2,300 people, many of whom were covered by employment agreements, which generally include non-disclosure agreements. In connection with the 2015 Restructuring Plan, we reduced our workforce by approximately 500 employees. We also hire additional employees on a picture-by-picture basis. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized costs of the related feature film. Approximately 900 of our employees (and some of the employees or independent contractors that we hire on a project-by-project basis) were represented under industry-wide collective bargaining agreements to which we are a party, namely agreements with Locals 695, 700 and 839 of the International Alliance of Theatrical Stage Employees ("IATSE"), which generally cover certain members of our production staff, and agreements with the Screen Actors Guild-American Federation of Television and Radio Artists ("SAG-AFTRA"), which generally covers artists such as actors and singers. We entered into new collective bargaining agreements with SAG-AFTRA in July 2014 which run through 2017. We entered into new collective bargaining agreements in 2015 with IATSE which run through 2018. We believe that our employee and labor relations are good.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC's website at http://www.sec.gov.

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

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others acting on our behalf, our beliefs and our management's assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as general economic conditions and geopolitical events. Further, additional risks not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our success is primarily dependent on audience acceptance of our films, which is extremely difficult to predict and, therefore, inherently risky.

We cannot predict the economic success of any of our motion pictures because the revenue derived from the distribution of a motion picture (which does not necessarily directly correlate with the production or distribution costs incurred) depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a motion picture also depends upon the public's acceptance of competing films, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty.

The economic success of a motion picture is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the motion picture. The theatrical performance of a film is a key factor in predicting revenue from post-theatrical markets. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any revenues for such film from our distributors. Some of our films (including our July 2013 theatrical release Turbo, our March 2014 theatrical release Mr. Peabody and Sherman and our November 2014 theatrical release The Penguins of Madagascar) have not recovered their production, distribution and marketing costs. See "—We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs."

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing and distribution costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. For instance, in the year ended December 31, 2014, we incurred write-downs of $66.5 million for our film Mr. Peabody and Sherman and $30.3 million for our film The Penguins of Madagascar. Such impairment charges adversely impacted our business, operating results and financial condition.

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

Our businesses create entertainment and products whose ultimate success significantly depends on the current state of our technology, as well as shifting consumer tastes and preferences. A significant amount of our revenues and profitability has historically resulted from sales of DVDs in the home entertainment market. Over the last 10 years, there has been a significant decline in both the number of DVD units sold and the profitability of such units. We believe that this decline is a result of various technological advances and changes in consumer preferences and behavior. Consumers (especially children) are spending an increasing amount of time on the Internet and mobile devices, and technology in these areas continues to evolve rapidly. In addition, consumers are increasingly viewing content on a time-delayed or on-demand basis from the Internet, on their televisions and on handheld or portable devices. As a result, consumer demand for DVDs has declined sharply. We and our distributors must adapt our businesses to changing consumer behavior and preferences and exploit new distribution channels (such as Internet distribution) or find new and enhanced ways to deliver our films in the home entertainment market. There can be no assurances that we will be able to do so. While over the last several years there has been a significant increase in digital sales of our products that has helped to partially offset this trend, there can be no assurances that we will be able to achieve historical revenues or margin levels in such business.

During 2015, three large retailers, Walmart, Target and Redbox, accounted for approximately 55% of our domestic (U.S. and Canada) DVD sales. If these and other retailers' support of the DVD format decreases, our results of operations could be materially adversely affected.

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

•
our distribution arrangements with our principal distributors permit our distributors to collect distribution fees and to recoup distribution costs, including print and advertising costs, and cause us to recognize significantly less revenue and expenses from a film in the period of a film's initial theatrical release than we otherwise would absent these agreements;

•	the timing of development expenses and varying levels of success of our new business ventures; and

•	the seasonality of our consumer products and other businesses.

We currently derive a significant percentage of our revenue from a single source, the production of animated family entertainment, which could adversely affect us.

Unlike most of the major studios, which are part of large diversified corporate groups with a variety of other operations, we currently depend primarily on the success of our feature films and other properties. For example, unlike us, many of the major studios are part of corporate groups that include television networks, cable channels and other distribution platforms that may provide sources of earnings and cash flows that offset fluctuations in the financial performance of their feature films. We, on the other hand, currently derive a significant percentage of our revenue from a single source—our animated family entertainment—and our lack of a sufficiently diversified business model could adversely affect us if our feature films or other properties fail to perform to our expectations.

We have recently developed and are currently in the process of developing a number of projects that are not feature films, which will involve upfront and ongoing expenses and may not ultimately be successful.

As part of our strategy of diversifying our revenue sources, over the last several years we have produced and are currently developing a number of projects that are not feature films. These projects include location-based entertainment, animated and live-action episodic series, technology initiatives, our Chinese Joint Venture and our ATV Joint Venture. Some of these new businesses are inherently riskier than our traditional animated feature film business. These projects also require varying amounts of upfront and ongoing expenditures, some of which are or may be significant, and may place a strain on the Company's management and capital resources. While we currently believe that we have adequate sources of capital to fund these development and operating expenditures, there can be no assurances that such resources will be available to us. Further, to the extent that the Company needs to hire additional personnel to develop or oversee these projects, the Company may be unable to hire talented individuals. Finally, we cannot provide any assurances that all or any of these projects will ultimately be completed or, if completed, successful.

In June 2013, we entered into a long-term agreement with Netflix (which was extended and expanded in late 2015), in May 2014 with the German television network Super RTL and, in February 2014, with southern European media company Planeta Junior regarding the production and distribution of existing and future episodic series. Each agreement provides for the Company to deliver approximately 1,000 episodes or more of newly created and existing series based on the Company's properties. The Company may have difficulty in producing the required programming for a variety of reasons, including difficulties in hiring the significant additional personnel required to develop and oversee these projects. We currently expect that we will use third-party production companies to assist in the production of some or all of these projects; however, we may have difficulty in engaging such production companies on profitable terms or at all. These projects will require significant expenditures, many of which will be incurred prior to the receipt of any license fees from Netflix, Super RTL or other licensees. While we believe that we will have adequate sources of capital to fund these expenses, there can be no assurances that sufficient capital will be available. The agreements with Netflix, Super RTL, Planeta Junior and other licensees provide for fixed license fees to the Company; therefore, our financial results associated with the agreements will be dependent on our ability to adequately monitor and control production expenses as well as our ability to enter into additional license agreements in other territories. The Company currently expects that some or all of the new series production will occur in jurisdictions that offer tax incentives; however, there can be no assurances that these tax incentives will continue to be offered or that the Company will be able to benefit either directly or indirectly from them. Finally, the supervision of this expanded television series production business may place an added burden on the Company's management team.

Animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are abandoned or significantly delayed.

Animated films are expensive to produce. The production, completion and distribution of animated feature films are subject to a number of uncertainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond our control. Because of these uncertainties, the projected costs of an animated feature film at the time it is set for production may increase, the date of completion may be substantially delayed or the film may be abandoned due to the exigencies of production. In extreme cases, a film in production may be abandoned or significantly modified (including as a result of creative changes) after substantial amounts have been spent, causing the write-off of expenses incurred with respect to the film. For example, in December 2014, in connection with the 2015 Restructuring Plan, the Company wrote off capitalized expenses associated with multiple film properties.

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

The costs to develop, produce and market a film are substantial. In 2015, for example, we spent approximately $305.0 million to fund production costs (excluding overhead expense) and to make contingent compensation and residual payments. Although we generally retain the right to exploit each of the films that we have previously released, the size of our film library is much smaller than the film libraries of the major U.S. movie studios, which typically have the ability to exploit hundreds of library titles. Library titles can provide a stable source of earnings and cash flows that supplement the cash flow generated by newly released films. Many of the major studios use these cash flows, as well as cash flows from their other businesses, to finance the production and marketing of new feature films. We are not able to rely on such cash flows to the same extent and are required to fund our films in development and production and other commitments with cash retained from operations, the proceeds of films that are generating revenue from theatrical, home entertainment and ancillary markets and borrowings under our revolving credit facility. If our films fail to perform, we may be forced to seek sources of outside financing. Such financing may not be available in sufficient amounts for us to continue to make substantial investments in the production of new animated feature films or may be available only on terms that are disadvantageous to us, either of which could have a material adverse effect on our cash flows, growth or business.

We compete for audiences based on a number of factors, many of which are beyond our control.

The number of animated and live-action feature films released by competitors, particularly the major U.S. motion picture studios, may create an oversupply of product in the market and may make it more difficult for our films to succeed. In particular, we compete directly against other animated films and family-oriented live-action films. Oversupply of such products (especially of high-profile "tentpole" films such as ours) may become most pronounced during peak release times, such as school holidays, national holidays and the summer release season, when theater attendance has traditionally been highest. Although we seek to release our films during peak release times, we cannot guarantee that we will be able to release all of our films during those times and, therefore, may miss potentially higher gross box-office receipts. In addition, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. If our competitors were to increase the number of films available for distribution and the number of exhibition screens remained unchanged, it could be more difficult for us to release our films during optimal release periods.

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

Our business is normally subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in our consumer products business are influenced by both seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in the fiscal quarter of a film's theatrical release. We expect that revenues generated by our Classic Media properties, will tend to be higher during the fourth quarter of each calendar year due to the holiday content offered through television distribution rights as well as home entertainment products geared towards the holiday season. Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of our theatrical or home entertainment releases), the effect could have a disproportionate effect on our results for the year.

Strong existing film studios competing in the CG animated film market and the entrance of additional competing film producers could adversely affect our business in several ways.

CG animation has been successfully exploited by a number of film studios. There are no substantial technological barriers to entry that prevent other film producers from entering the field. Furthermore, advances in technology may substantially decrease the time that it takes to produce a CG animated feature film, which could result in a significant number of new CG animated films or products. The entrance of additional companies into the CG animated feature film market could adversely impact us by eroding our market share, increasing the competition for CG animated film audiences and increasing the competition for, and cost of, hiring and retaining talented employees, particularly CG animators and technical staff.

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

Under the Fox Distribution Agreement, Fox distributes our films and related products released after December 31, 2012 and those Existing Pictures where rights have reverted to us, and as of July 1, 2014, Fox has also been licensed and engaged to render fulfillment services for other Existing Pictures in theatrical, non-theatrical, home entertainment and transactional digital media. Under the Paramount Agreements, Paramount will continue to exploit and render fulfillment services in the television and non-transactional digital media for Existing Pictures until the date that is 16 years after such film's theatrical release, and will continue to exploit and service certain other agreements with Paramount's sublicensees that remain in place after July 1, 2014. As a result, one or both of our distributors may focus their efforts on promoting our franchises for which it is the sole distributor, to the detriment of our franchises which include feature films that were released both before and after December 31, 2012 and are therefore distributed in different media by both of our distributors. If the diverging incentives of our distributors, or other complications arising from using multiple distributors, result in less effective promotion of our films and related products, our operating results, cash flows and financial position could be adversely affected.

We face risks relating to the international distribution of our films and related products and to the foreign production of content.

In recent years, we have derived approximately 60% of our feature film revenue from the exploitation of our films in territories outside of the U.S. and Canada. Additionally, some of our newer non-feature film businesses are being or are expected to be conducted, at least partially, outside of the U.S. In April 2013, we launched a joint venture, ODW, that will conduct significant operations in China, including the development and exploitation of original content. See "Item 1—Business—Joint Ventures and Investments." As a result, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•
fluctuating foreign exchange rates. For a more detailed discussion of the potential effects of fluctuating foreign exchange rates, please see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenue and Costs—Our Revenues—Feature Films";

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

Unauthorized copying and piracy are prevalent in various parts of the world, including in countries where we may have difficulty enforcing our intellectual property rights. Motion picture piracy has been made easier by technological advances and the conversion of motion pictures into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures. The increased consumer acceptance of entertainment content delivered electronically and consumer acquisition of the hardware and software for facilitating electronic delivery may also lead to greater public acceptance of unauthorized content. The proliferation of unauthorized copies and piracy of these products has an adverse effect on our business because these products reduce the revenue we receive from our legitimate products. Under the Paramount Agreements and the Fox Distribution Agreement, our distributors are substantially responsible for enforcing our intellectual property rights with respect to all of our films subject to such agreements and are required to maintain security and anti-piracy measures consistent with the highest levels each maintains for its own motion pictures in each territory in the world. Other than the remedies we have in such agreements, we have no way of requiring our distributors to take any anti-piracy actions, and our distributors' failure to take such actions may result in our having to undertake such measures ourselves, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

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

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control. In addition, we currently have our main production facilities in Southern California. This area in California is subject to earthquakes. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment designed to protect our CG animation rendering equipment and other sensitive equipment. A long-term power outage, however, could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

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

We formed our Chinese Joint Venture in 2013. The purpose of the joint venture is to create a leading China-focused family entertainment company engaged in the acquisition, production and distribution of original content originally produced, released or commercially exploited in the Chinese language. Media and entertainment businesses in China are currently subject to a variety of restrictions, including prohibitions on the conduct of certain activities by foreign-owned entities. Additionally, among other things, there are restrictions on the repatriation of funds earned in China. There can be no assurances that the joint venture will be able to obtain the appropriate authorizations to engage in all contemplated aspects of its business or, if such licenses are obtained, that the joint venture will be successful. The formation of the venture and establishment of its business will require significant management and capital resources and there can be no assurances that such resources will be available.

A variety of uncontrollable events may reduce demand for our entertainment and consumer products or otherwise adversely affect our business.

Demand for our products and services is highly dependent on the general environment for entertainment and other leisure activities and consumer tastes and preferences. The environment for these activities can be significantly adversely affected in the U.S. or worldwide as a result of a variety of factors beyond our control, including terrorist activities, military actions, adverse weather conditions or natural disasters or health concerns. Such events could have a material adverse effect on our business and results of operations. Similarly, an outbreak of a particular infectious disease could negatively affect the public's willingness to see our films in theaters. Finally, the ongoing effects of global climate change could adversely affect our business. Various proposals have been discussed at the federal and state level to limit the carbon emissions of business enterprises, which if enacted could result in an increase in our costs of operations. The effects of climate change could also have unpredictable effects on consumer movie attendance patterns.

To be successful, we must continue to attract and retain qualified personnel and our inability to do so would adversely affect the quality of our films and other projects.

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. Competition for the caliber of talent required to make our films and other projects, particularly for our directors, producers, writers, animators, creative and technology personnel, will continue to intensify as other studios, some with substantially larger financial resources than ours, build their in-house animation or special-effects capabilities. The entrance of additional film studios into the animated film industry or the increased production capacity of existing film studios will increase the demand for the limited number of talented CG animators and programmers. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such qualified personnel in the future. If we are unable to hire and retain qualified personnel in the future, particularly directors, producers, animators, creative personnel and technical directors, there could be a material adverse effect on our business, operating results or financial condition.

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

One of the risks of the CG animated production business is the possibility of claims that our projects and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their technology, software, previously developed films, stories, characters, copyrights, trademarks, other entertainment or intellectual property. We have received, and are likely to receive in the future, claims of infringement of other parties' proprietary rights. For many of the properties in the Classic Media library, because of the age of such properties the rights to exploit the properties in newer forms of media may be uncertain or may be split with other rightsholders. Additionally, due to the age of many of the Classic Media properties, in certain countries (including the U.S.) the Company's rights to exploit the properties may be subject to termination or reversionary rights. There can be no assurance that infringement or misappropriation claims (or our business partners' claims for indemnification resulting from such claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of such claims, we could incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party's intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

We use social media and other Internet websites to market our projects and connect with consumers. In May 2013, we acquired AwesomenessTV, a multi-media platform company that generates revenues from, among other things, online advertising sales and distribution of content through media channels such as theatrical, home entertainment and television. A variety of laws and regulations have been adopted aimed at protecting children using the Internet. These laws include the federal Children's Online Privacy and Protection Act of 1998 ("COPPA"). COPPA sets forth, among other things, a number of restrictions on what information can be collected from children under the age of 13. There are also a variety of laws and regulations governing privacy in general and the protection and use of information received from consumers or other third parties, regardless of age. Many foreign countries have adopted similar laws affecting interaction with children and governing privacy. If the Company's online activities (including through its AwesomenessTV business) were to violate any applicable current or future laws and regulations, the Company could be subject to litigation and regulatory actions, including fines and other penalties, and our reputation as a family-friendly content provider could be damaged. Additionally, any unauthorized disclosure by us of consumers' credit card or other personally identifiable information could result in claims and lawsuits against us.

We incur significant costs to protect electronically stored data and if our data is compromised despite this protection, we may incur additional costs, business interruption, lost opportunities and damage to our reputation.

We collect and maintain information and data necessary for conducting our business operations, which information includes proprietary and confidential data and personal information of our customers and employees. Such information is often maintained electronically, which involves risks of intrusion, tampering, manipulation and misappropriation. We implement and maintain systems to protect our digital data, but obtaining and maintaining these systems is costly and usually requires continuous monitoring and updating for technological advances and change. Additionally, we sometimes provide confidential, proprietary and personal information to third parties when required in connection with certain business and commercial transactions. For instance, we have relationships with third party vendors to assist in processing employee payroll, and they receive and maintain confidential personal information regarding our employees. We take precautions to try to ensure that such third parties will protect this information, but there remains a risk that the confidentiality of any data held by third parties may be compromised. If our data systems, or those of our third party vendors and partners, are compromised, there may be negative effects on our business including a loss of business opportunities or disclosure of trade secrets. If the personal information we maintain is tampered with or misappropriated, our reputation and relationships with our partners and customers may be adversely affected, and we may incur significant costs to remediate the problem and prevent future occurrences.

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

Our stock price may also experience fluctuations as a result of the limited number of outstanding shares that are able to be sold in an unrestricted manner (often referred to as the "public float"). As a result of our limited public float, large transactions by institutional investors may result in increased volatility in our stock price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of movie studios. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance.

The interests of our controlling stockholder and one of our former significant stockholders may conflict with the interests of our other stockholders.

We cannot assure you that the interests of Jeffrey Katzenberg and entities controlled by him will coincide in all instances with the interests of our other stockholders. For example, Jeffrey Katzenberg or entities controlled by him, could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Jeffrey Katzenberg may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between us, on the one hand, and certain of our founding stockholders, on the other hand, which could prevent us from taking advantage of certain corporate opportunities. So long as Jeffrey Katzenberg or entities controlled by him continue to collectively own shares of our Class B common stock with significant voting power, Jeffrey Katzenberg or entities controlled by him will continue collectively to be able to strongly influence or effectively control our decisions.

Additionally, at the time of our initial public offering in 2004, we entered into a tax receivable agreement with an affiliate of Paul Allen, who was previously a director and significant stockholder. As a result of certain transactions in which entities controlled by Paul Allen engaged, the tax basis of our assets was partially increased (the "Tax Basis Increase") and the amount of tax we may pay in the future is expected to be reduced during the approximately 15-year amortization period for such increased tax basis. Under the tax receivable agreement, we are required to pay to such affiliate 85% of the amount of any cash savings in certain taxes resulting from the Tax Basis Increase and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. During the year ended December 31, 2014, we were not required to make any payments. During the year ended December 31, 2015, we made payments (net of refunds) totaling $7.4 million to Mr. Allen's affiliate. As of December 31, 2015, we have recorded a liability of $20.8 million to Mr. Allen's affiliate. We expect that $16.4 million will become payable during the next 12 months (which is subject to the finalization of our 2015 tax returns and may be reduced by refunds of overpayments related to prior years) and the remainder will become payable over the next several years. This liability may increase in the future to the extent that new deferred tax assets result in realized tax benefits that are subject to the tax receivable agreement or if we release the valuation allowance recorded during 2014.

As a result of the tax receivable agreement, the interests of Paul Allen and entities controlled by him and our stockholders could differ. The actual amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors. The payments that may be made to Paul Allen's affiliate pursuant to the tax receivable agreement could be substantial. For a further discussion of the tax receivable agreement, see Note 2 to our audited consolidated financial statements contained elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Provision for Income Taxes."

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

Our ability to make payments on and to refinance our indebtedness, including our outstanding 6.875% Senior Notes due 2020 ("Senior Notes"), revolving credit facility, long-term lease obligations and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. The indebtedness under our revolving credit facility bears interest at variable rates. Thus, if interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed had remained the same, and our net income would accordingly decrease.

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

The indenture of our Senior Notes and the agreements governing our revolving credit facility contain various covenants that limit our management's discretion in the operation of our businesses.

The indenture governing the Senior Notes and the agreements governing our credit facility contain various provisions that limit our management's discretion by restricting our ability to:

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

These restrictions on our management's ability to operate our businesses in accordance with its discretion could have a material adverse effect on our business.

If we default under any financing arrangements, our lenders could elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest or terminate their commitments, if any, to make further extensions of credit.

Our obligations and those of the guarantors under our revolving credit facility are secured by certain of our and our subsidiaries' assets. If we are unable to pay our obligations to the lenders under our revolving credit facility or owed to any holders of future secured debt, they could proceed against any or all of the collateral securing our indebtedness to them. The collateral under our revolving credit facility consists of substantially all of our existing assets. In addition, an acceleration of our obligations under the revolving credit facility or other debt could cause a default under the Senior Notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the Senior Notes, or to repay the Senior Notes in full after we pay our secured lenders.

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

We may not be able to realize the expected long-term benefits from our 2015 Restructuring Plan.

In January 2015, we announced our 2015 Restructuring Plan involving the Company's core feature animation business intended to maximize our creative talent and resources, reduce costs and improve profitability. As a result, we recorded charges totaling approximately $210.1 million for the year ended December 31, 2014, including approximately $43.4 million relating to employee termination costs and approximately $155.5 million of film and other inventory write-downs. During the year ended December 31, 2015, we recorded an additional $62.4 million of charges related to this plan. Since the plans and actions we take in connection with the 2015 Restructuring Plan are multi-faceted and complex, and involve uncertainty in timing and execution, unforeseen factors could cause expected savings and benefits to be delayed or not realized to the full extent planned.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Internal Revenue Service is currently auditing our tax returns for the years ended December 31, 2007 through 2009 and for the years ended December 31, 2012 through 2013. Our California state tax returns for years subsequent to 2010 are open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2012 through 2014. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have adequately provided for our tax liabilities, including the outcome of these examinations, it is possible that the amount paid upon resolution of issues raised may differ from the amount provided. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our financial condition or results of operations.

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

As of the date of this Annual Report on Form 10-K, the Company has not received confirmation from the staff of the Division of Corporation Finance of the SEC that their review process relating to the comment letters has been completed. The Company intends to continue to cooperate with the SEC and respond to any remaining comments.

The Company is currently under investigation by the SEC's Division of Enforcement as disclosed in "Item 3. Legal Proceedings." The investigation being conducted by the SEC's Division of Enforcement is related to the writedown of film inventory relating to Turbo and related matters. The Company is cooperating with the SEC in this matter.

Item 2.	Properties

Our headquarters and animation studio is maintained in Glendale, California.

Glendale Campus

Our Glendale campus, which comprises approximately 500,000 square feet, houses a majority of our employees. Other than our New Media segment (which is mostly operated out of offices in Los Angeles, California), we operate substantially all of our business segments out of the Glendale campus. During 2015, we also completed a sale leaseback transaction for our Glendale campus. See Note 12 to our consolidated financial statements contained elsewhere in this Form 10-K.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information as to our executive officers, together with their positions and ages.

Name	Age	Position
Jeffrey Katzenberg	65	Chief Executive Officer and Director
Ann Daly	59	President
Fazal Merchant	42	Chief Financial Officer
Andrew Chang	50	General Counsel and Corporate Secretary
Daniel Satterthwaite	47	Head of Human Resources
Edward Aleman	49	Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of DreamWorks Animation. There is no family relationship between any executive officer or director of DreamWorks Animation. Set forth below is a brief description of the business experience of the persons serving as our executive officers:

Jeffrey Katzenberg—Chief Executive Officer and Director.    Mr. Katzenberg has served as our Chief Executive Officer and member of our Board of Directors since October 2004. DreamWorks Animation is the largest animation studio in the world and has released a total of 32 animated feature films, which have enjoyed a number of critical and commercial theatrical successes. These include the franchise properties Shrek, Madagascar, Kung Fu Panda and How to Train Your Dragon. Mr. Katzenberg co-founded and was a principal member of DreamWorks L.L.C. ("Old DreamWorks Studios") from its founding in October 1994 until its sale to Paramount in January 2006. Prior to founding Old DreamWorks Studios, Mr. Katzenberg served as chairman of The Walt Disney Studios from 1984 to 1994. As chairman, he was responsible for the worldwide production, marketing and distribution of all Disney filmed entertainment, including motion pictures, television, cable, syndication, home entertainment and interactive entertainment. During his tenure, the studio produced a number of live-action and animated box office hits, including Who Framed Roger Rabbit, The Little Mermaid, Beauty and the Beast, Aladdin and The Lion King. Prior to joining Disney, Mr. Katzenberg was president of Paramount Studios. He also serves on the boards or as a trustee or advisor to the following organizations: AIDS Project Los Angeles, American Museum of the Moving Image, Cedars-Sinai Medical Center, California Institute of the Arts, Geffen Playhouse, Michael J. Fox Foundation for Parkinson's Research, Motion Picture & Television Fund Foundation, University of Southern California School of Cinematic Arts and The Simon Wiesenthal Center. He previously served as a director of Zynga, Inc. from April 2011 until June 2014. With over 30 years of experience in the entertainment industry, Mr. Katzenberg brings an unparalleled level of expertise and knowledge of the Company's core business to the Board. Among the many accomplishments of his lengthy career, he has been responsible for the production of many of the most successful animated films of all time.

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

Fazal Merchant—Chief Financial Officer.    Mr. Merchant has served as our Chief Financial Officer since joining the Company in September 2014, and is anticipated to serve as our interim Chief Accounting Officer following Mr. Aleman's resignation. Prior to joining the Company, Mr. Merchant was Senior Vice President and Chief Financial Officer for DIRECTV Latin America since November 2013. Until April 2014, Mr. Merchant also served as Senior Vice President, Treasurer and Corporate Development for DIRECTV. From 2011 until July 2012, he was a managing director and group head at Royal Bank of Scotland. Prior to that, he was managing director in the Investment Banking Division at Barclays Capital where he spent seven years advising clients on strategy, financing and risk solutions. He also spent nine years at Ford Motor Company in various treasury and finance management positions across functions in the U.S. and Europe.

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

Edward Aleman—Chief Accounting Officer.    Mr. Aleman has served as our Chief Accounting Officer since joining the Company in September 2014. Prior to joining the Company, Mr. Aleman was Vice President, Assistant Controller for DIRECTV U.S., a position he had held since 2004. Mr. Aleman began his employment with DIRECTV in 1999. From 1994 until 1999, he was with Beckman Coulter, where he served in a variety of accounting and treasury positions. From 1990 to 1994, he was with KPMG Peat Marwick, most recently serving as an audit supervisor. Mr. Aleman is a certified public accountant in California. On January 11, 2016, Mr. Aleman notified the Company of his intent to resign from the Company for personal health reasons. The Company currently anticipates that Mr. Aleman will terminate his employment with the Company no later than February 29, 2016 and that Fazal Merchant will become the Company's acting Chief Accounting Officer.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Class A Common Stock

Our Class A common stock is currently listed on the Nasdaq Global Select Market ("NASDAQ") under the symbol "DWA." The following table sets forth for the periods indicated the high and low sale prices of our Class A common stock:

Year Ended December 31, 2014	High	Low
First Quarter	$35.34	$26.02
Second Quarter	$28.61	$22.57
Third Quarter	$28.18	$19.98
Fourth Quarter	$26.75	$20.28

Year Ended December 31, 2015	High	Low
First Quarter	$24.20	$18.57
Second Quarter	$28.32	$24.00
Third Quarter	$26.41	$17.14
Fourth Quarter	$26.75	$17.94

On February 12, 2016, the last quoted price per share of our Class A common stock on the NASDAQ was $20.85. As of February 12, 2016, there were approximately 17,114 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 12, 2016, there were two stockholders of record of our Class B common stock.

Dividend Policy

We continuously evaluate ways in which we can provide a meaningful return to our stockholders. We have never declared or paid cash dividends on shares of our common stock. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on contractual restrictions contained in our credit facility, bond indenture or other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors. See Note 12 to the audited consolidated financial statements contained elsewhere in this Form 10-K for a discussion of restrictions on our ability to pay dividends contained in our credit facility agreement and bond indenture.

Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month for the three months ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
October 1-October 31, 2015	—	$—	—	$100,000,000
November 1-November 30, 2015	—	$—	—	$100,000,000
December 1-December 31, 2015	—	$—	—	$100,000,000
Total	—	$—	—
____________________

(1)	In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

Stock Performance Graph

The stock price performance graph below, which assumes a $100 investment on December 31, 2010 and reinvestment of any dividends, compares DreamWorks Animation's total stockholder return against the NASDAQ Composite Index and the Standard & Poor's Movies and Entertainment Index for the period beginning December 31, 2010 through December 31, 2015. No cash dividends have been declared on DreamWorks Animation's Class A common stock since the IPO.

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

The following graph and related information is being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. It shall not be deemed "soliciting materials" or to be "filed" with the Securities and Exchange Commission (other than as provided in Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
DreamWorks Animation SKG, Inc.	100.00	56.31	56.23	120.46	75.77	87.44
NASDAQ Composite Index	100.00	100.62	116.97	166.27	188.90	200.15
S&P Movies & Entertainment Index	100.00	111.34	149.91	233.21	274.76	249.37

Equity Compensation Plan Information

This information will be contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 6.	Selected Financial Data

The following table sets forth our selected financial information derived from the audited consolidated financial statements as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

The historical selected financial information presented below may not be indicative of our future performance. The historical selected financial information should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this Form 10-K. The historical selected financial information below includes the results of AwesomenessTV and Classic Media beginning on their respective acquisition dates of May 3, 2013 and August 29, 2012.

	(In thousands, except per share data) Year Ended December 31,
	2015(1)	2014(1)(2)(3)	2013(2)	2012(2)(3)	2011
Statements of Operations
Revenues	$915,863	$684,623	$706,916	$749,842	$706,023
Operating income (loss)	16,439	(300,043)	76,340	(64,963)	109,858
Net (loss) income	(53,964)	(308,321)	55,723	(36,422)	86,801
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	(54,806)	(309,614)	55,084	(36,422)	86,801
Basic net (loss) income per share(4)	$(0.64)	$(3.65)	$0.66	$(0.43)	$1.04
Diluted net (loss) income per share(5)(6)	$(0.64)	$(3.65)	$0.65	$(0.43)	$1.02

Balance Sheets
Total cash and cash equivalents	$110,814	$34,227	$95,467	$59,127	$116,093
Total assets(1)(7)	1,969,975	1,969,705	2,274,228	1,942,539	1,788,913
Total borrowings(8)	360,000	515,000	300,000	165,000	—
Total equity	1,198,840	1,194,398	1,406,019	1,346,246	1,356,696
____________________

(1)
Our results for the years ended December 31, 2015 and 2014 included restructuring-related charges (exclusive of write-downs of film and other inventory costs) totaling $62.4 million and $54.6 million, respectively. Refer to "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview" for further details.

(2)
Our results for the years ended December 31, 2014, 2013 and 2012 included write-downs of film and other inventory costs totaling $271.9 million, or $2.91 per share (on an after-tax basis), $20.2 million, or $0.17 per diluted share (on an after-tax basis), and $154.8 million, or $1.19 per share (on an after-tax basis), respectively.

(3)
Includes measurement period adjustments related to our acquisitions, which are accounted for on a retrospective basis. Refer to our accounting policy on business acquisitions in Note 2 to our audited consolidated financial statements included elsewhere in this Form 10-K.

(4)	The basic per share amounts for each year are calculated using the weighted average number of shares of common stock outstanding for each year.

(5)	The diluted per share amounts include dilutive common stock equivalents, using the treasury stock method.

(6)
The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance or market conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive. Due to the Company's loss during each of the years ended December 31, 2015, 2014 and 2012, all potential common stock equivalents were anti-dilutive and, accordingly, were not included in the calculation of the diluted per share amount for such years.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Options to purchase shares of common stock and restricted stock awards	564	1,378	1,744	3,084	2,531
Stock appreciation rights	—	—	4,030	5,199	5,496
Total	564	1,378	5,774	8,283	8,027

In addition, the following table sets forth (in thousands) the number of equity awards that are contingently issuable (assuming the required performance conditions had been satisfied as of the dates shown in the table) and that could potentially dilute earnings per share in future periods provided that the Company has net income.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Options to purchase shares of common stock and restricted stock awards	1,272	1,366	763	701	816
Stock appreciation rights	—	—	—	—	800
Total	1,272	1,366	763	701	1,616

(7)
Based on the Company's assessment as of December 31, 2014, the Company recorded a valuation allowance against the majority of its U.S. deferred tax assets. See "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information, as well as the impact on the income tax benefit payable to former stockholder.

(8)
Total borrowings include bank borrowings and other debt. During the year ended December 31, 2013, we issued senior unsecured notes and used the proceeds to repay all of the then-existing outstanding borrowings under our revolving credit facility. Refer to "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Arrangements" for further information.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our audited consolidated financial statements and related notes thereto and the "Risk Factors" section of this Form 10-K in Part I, Item 1A, as well as other cautionary statements and risks described elsewhere in this Form 10-K, before deciding to purchase, hold or sell our common stock.

Management Overview

The following is a summary of the significant items that affected our financial results for the year ended December 31, 2015:

•
During the year ended December 31, 2015, we incurred a net loss (excluding net income attributable to non-controlling interests) of $54.8 million and net loss per share of $0.64. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the year ended December 31, 2015, we released our feature film Home (March 2015 release), which contributed revenues to the Feature Films and Consumer Products segments during the year ended December 31, 2015 totaling $132.7 million. A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Feature Films Segment—Current year theatrical releases."

•
During the year ended December 31, 2015, our Television Series and Specials Segment contributed revenues totaling $228.1 million. A discussion of the revenues generated from this segment is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Television Series and Specials Segment—Segment Revenues."

•
As a result of our 2015 Restructuring Plan (as described below, as well as described in Note 24 to the audited consolidated financial statements contained elsewhere in this Form 10-K), we incurred restructuring and restructuring-related charges totaling $30.3 million primarily related to employee termination and other employee-related costs and accelerated depreciation and amortization charges during the year ended December 31, 2015. In addition, during the year ended December 31, 2015, we incurred incremental costs related to additional labor and other excess costs totaling $32.1 million in order to execute the 2015 Restructuring Plan. Further discussion is provided in the section entitled "—Overview of Financial Results—General and Administrative."

•
During the year ended December 31, 2015, we sold our headquarters facility for a purchase price of $185.0 million. Concurrent with the sale of the facility, we entered into a lease agreement with the seller pursuant to which we leased the facility back commencing immediately following the consummation of the sale. This transaction was initially accounted for under the financing method and was classified as a lease financing obligation on our consolidated balance sheets due to our continuing involvement in the property through a sharing agreement (as further described in Note 12 to our audited consolidated financial statements contained elsewhere in this Form 10-K). On July 21, 2015, a subsequent resale of the property occurred and, as a result, we received proceeds in the amount of $14.2 million in accordance with the sharing agreement. Upon receipt of the proceeds, we concluded that we no longer had continuing involvement beyond a normal leaseback of the property and that the transaction may now be accounted for as a sale and operating leaseback on a prospective basis.

•
During the year ended December 31, 2015, we formed a joint venture with two other parties to commercialize one of our technology initiatives. As a result, this venture received $40.0 million in capital contributions in exchange for a 36% combined equity interest in this venture.

2015 Restructuring Plan

On January 22, 2015, we announced our restructuring initiatives (the "2015 Restructuring Plan") that were intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, we made changes in our senior leadership team and also made changes based on our reevaluation of our feature film slate. Our 2015 Restructuring Plan activities resulted in charges related to employee-related costs resulting from headcount reductions of approximately 500 employees, lease obligations and other costs associated with the closure of our Northern California facility, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 (see Note 24 to our audited financial statements contained elsewhere in this Form 10-K), with the remaining costs being primarily incurred during the year ended December 31, 2015. In aggregate, we expect to make cash payments totaling approximately $97.7 million related to our 2015 Restructuring Plan, comprised primarily of (i) severance, benefits, lease obligations and contractual obligations and (ii) excess labor costs. We expect to make cash payments of approximately $70.2 million, related to severance, benefits, lease obligations and contractual obligations, of which $50.9 million had been paid as of December 31, 2015. We expect to pay an additional $16.4 million related to such items during the year ending December 31, 2016. We also expect to make aggregate cash payments of $27.5 million associated with excess labor costs (further described below). During the year ended December 31, 2015, we paid approximately $22.7 million related to excess labor costs. We expect to pay an additional $4.9 million related to excess labor, which will be paid prior to December 31, 2016. The actions associated with the 2015 Restructuring Plan were substantially completed by the end of 2015.

The following table summarizes the costs that we incurred during the years ended December 31, 2015 and 2014, as well as the remaining costs we expect to incur in order to execute upon our 2015 Restructuring Plan (in millions):

	Year Ended	Year Ended	Future
	December 31, 2015	December 31, 2014	Periods	Total
Employee termination costs	$2.4	$43.4	$—	$45.8
Relocation and other employee-related costs	6.5	—	1.5	8.0
Lease obligations and related charges	1.3	—	0.1	1.4
Accelerated depreciation and amortization charges	20.1	—	—	20.1
Film and other inventory write-offs	—	155.5	—	155.5
Other contractual obligations	—	11.2	—	11.2
Additional labor and other excess costs	32.1	—	4.9	37.0
Total restructuring and related charges	$62.4	$210.1	$6.5	$279.0

Employee Termination Costs. Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. We also employ individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefit costs related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Such costs were recorded during the year ended December 31, 2015, which is the period in which the terms of the restructuring plan had been established, management with the appropriate authority committed to the plan and communication to employees had occurred. Such costs are classified within general and administrative expenses.

Relocation and Other Employee-Related Costs. Relocation and other employee-related costs primarily consist of costs to relocate employees from our Northern California facility to our Southern California facility. Such costs are expensed as incurred and are classified within general and administrative expenses.

Lease Obligations and Related Charges. Lease obligations and related charges largely consist of remaining rent expense that we continue to incur prior to the commencement of the subleases of our Northern California facility. These charges were primarily incurred during the year ended December 31, 2015 and are classified within general and administrative expenses. We expect that sublease income will be sufficient to recover the remaining lease obligations. Sublease income is classified as other operating income/expense. We began recognizing income from subleases during the quarter ended December 31, 2015.

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

Additional Labor and Other Excess Costs. We have incurred, and we anticipate that we will continue to incur, additional costs primarily related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. In addition, we have incurred, and we anticipate that we will continue to incur excess costs due to the closure of our Northern California facility which primarily relate to those that we continue to incur to operate the facility in excess of any amounts received under sublease arrangements. These costs have historically been included in capitalized overhead but are now expensed as incurred. We expect that remaining additional labor and other excess costs will be incurred during the year ending December 31, 2016. Such costs are classified within general and administrative expenses.

Our Business

Our business is primarily devoted to the development, production and exploitation of animated feature films (and other audiovisual programs) and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising, licensing and other markets. We continue to expand our library and increase the value of our intellectual property assets by developing and producing new episodic series and other non-theatrical content based on characters from our feature films. In addition, we have an extensive library of other intellectual property rights, which can be exploited in various markets. Our activities also include those related to ATV, as well as technology initiatives as we explore opportunities to exploit our internally developed software.

Distribution and Servicing Arrangements

We derive revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of our films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), we have agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of our animated feature films and other audiovisual programs theatrically released during the five-year period beginning on January 1, 2013. As of July 1, 2014, Fox has also been licensed and engaged to render fulfillment services for our feature films theatrically released prior to January 1, 2013 in theatrical, non-theatrical, home entertainment and transactional digital media. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period, subject to any sublicense agreements approved by the Company that extend beyond such date. Under the Fox Distribution Agreement, we retain the rights to exploit: (i) all rights in China and South Korea, (ii) all forms of television, all forms of video-on-demand (excluding transactional video-on-demand) and other digital rights (other than electronic sell-through/download-to-own) in the U.S. and Canada (provided that Fox will have the first opportunity to exploit such rights if we elect to distribute such rights through a third party), (iii) television and subscription video-on-demand rights licensed pursuant to pre-existing deals or deals pending as of the date of the Fox Distribution Agreement in certain international territories, (iv) any other rights necessary for us to sell content directly to consumers through digital "storefronts" owned or controlled by us, subject to payment by us to Fox of certain amounts with respect to such sales and (v) certain other retained rights, including subsequent production, commercial tie-in and promotional rights (which Fox may exploit on a non-exclusive basis under certain conditions) and certain other ancillary rights. The Fox Distribution Agreement sets forth binding terms and conditions for such distribution rights and fulfillment services.

Through July 1, 2014, our films that were released on or before December 31, 2012 were distributed in the worldwide theatrical, home entertainment, digital and television markets by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount") pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). We still continue to receive revenues derived from the exploitation of television and non-transactional digital rights in and to our feature films released prior to January 1, 2013 pursuant to the Paramount Agreements. Paramount will continue to exploit and render fulfillment services in television and related media for feature films released prior to January 1, 2013 until the date that is 16 years after the theatrical release of any such film, and will continue to exploit and service certain other agreements with Paramount's sublicensees that remain in place after July 1, 2014.

For a summary of certain of the significant differences between the Paramount Agreements and Fox Distribution Agreement, refer to Note 4 of the audited consolidated financial statements contained elsewhere in this Form 10-K. In addition, for further details of the Paramount Distribution Agreement and the Fox Distribution Agreement, see "Part I—Item 1—Business—Distribution and Servicing Arrangements" of this Form 10-K.

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

We generally retain all other rights to exploit our films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. Our activities associated with our other properties and ATV business are generally not subject to our distribution agreements with our theatrical distributors.

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

Theatrical Distribution

The percentage of worldwide box office receipts (the total amount collected by theatrical exhibitors for exhibition of films) remitted to our distributor (also referred to as the "settlement rate"), which varies by territory of release, is dependent on the financial success of a given motion picture and the number of weeks that it plays at the box office. In general, our distributors' percentage of box office receipts ranges from 48% to 56% domestically and from 37% to 44% internationally (in China, this percentage is typically 25% for films that are considered foreign releases). Historically, there was a close correlation between the success of a film in the domestic box office market and the film's success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. However in recent years, we have observed that this correlation has changed and that performance in the domestic box office market may not correlate as closely to performance in other markets. Additionally, as the traditional home entertainment market (i.e., DVD and Blu-Ray sales) continues to decline, the correlation between performance in the domestic box office market and domestic home entertainment market continues to weaken. While we believe that domestic box office performance remains a key indicator of a film's potential performance in subsequent markets, we do not believe that it is the only factor influencing the film's success in these post-theatrical markets and recognize that a range of other market and film-specific factors, such as whether the film is an original or sequel, can have a significant impact on a film's performance in the international theatrical market as well as in the worldwide home entertainment and television markets.

Additionally, our films have experienced meaningful growth in their international box office receipts over the past few years, generally due to the growth in developing theatrical markets. In recent years, we have derived on average 70% of our worldwide box office receipts and 60% of our feature film revenue from foreign countries. The conversion rate of box office receipts to feature film revenues recognized by us is dependent upon theatrical exhibitor settlement rates (as described above), as well as the post-theatrical markets in each foreign territory. Post-theatrical markets in foreign countries are generally not as well-established as in the U.S. and box office success may not equate to success in the international post-theatrical and ancillary markets.

Home Entertainment Distribution

Home entertainment market revenues consist of those derived from the distribution of content through physical (e.g. DVD and Blu-ray discs) or digital media formats. As it relates to physical home entertainment product and electronic sell-through transactions, the initial release in the domestic and international home entertainment markets typically occurs three to six months following the film's theatrical release. Accordingly, a film theatrically released during the spring or summer is typically released into the domestic home entertainment market during the holiday season of that same year, and a film theatrically released in the fall or winter is typically released into the domestic home entertainment market in the winter or early spring of the following year. The timing of international home entertainment releases is handled on a market-by-market basis, depending upon the timing of the theatrical release in that country and other market-specific factors. In recent years, the distribution of content through physical formats has contributed less to the overall revenue for our films than in the past due to changes in consumer behavior, increased competition and lower pricing by retailers.

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

Television Distribution

Television market revenues consist of traditional television distribution methods (such as free and pay television), as well as certain digital delivery methods (subscription video-on-demand ("SVOD") and free or ad-supported video-on-demand ("FVOD")). Our films, depending on the theatrical release date, are currently distributed in the worldwide free and pay television markets by Paramount and in the international television markets (other than Canada, China and South Korea) by Fox. Under our Fox Distribution Agreement, we retain the right to distribute our films in the domestic television markets.

Our traditional television distribution includes free television and traditional subscription-based television services (e.g., pay television). Our distributors license our films pursuant to output agreements and individual and package film agreements. These generally provide that the licensee pay a fee, which may vary according to the theatrical success of the film, for each film exhibited during the specified license period for that film. Our distributors generally enter into license and/or output agreements for both pay and free television exhibition on a country-by-country basis with respect to our films. The majority of our revenue from traditional television licensing is based on predetermined rates and schedules that have been established as part of output agreements between our distributors and various television licensees. Internationally, the majority of television rights are governed by output agreements on a country-by-country or region-by-region basis. While every film is different, we expect that, under our distributors' current international television agreements, the license fees generated in the international pay television market will typically begin to be recognized by our distributors approximately eight to 14 months after the domestic theatrical release and in the international free television markets approximately two and a half years after the domestic theatrical release of our films. Typically the majority of the license fee for domestic pay television is recognized as revenues 10 to 12 months after the film has been released in the domestic theatrical market and for free television, two and a half years after the domestic theatrical release of the film. In both the international pay and free television markets, revenue is typically recognized by our distributors over several quarters as our films become available for airing in each country around the world and the films are exploited during the international license terms.

We expect that television market revenues from licensing arrangements with digital subscription-based services will generally replace the traditional pay television arrangements. For example, beginning with our feature films initially theatrically released in 2013, we have entered into arrangements directly with Netflix to exploit such titles through its SVOD services in the U.S. and other territories. Our distributors have also licensed certain rights to Netflix in territories not licensed directly by us. We expect that domestic revenues will be recognized eight to 10 months after the film has been released in the domestic theatrical market. The SVOD rights in the international market will be handled in most instances by Fox, and we expect that these revenues will be recognized eight to 12 months after the domestic theatrical release of the film. Our revenues generated through licenses to subscription-based service providers are generally based on a fixed fee depending on the term of the license and may depend on the theatrical performance of the film. Assuming all other criteria for revenue recognition have been met, the fee is generally recognized as revenue upon commencement of the license period.

Television Series and Specials

Our business activities also include the development, production and exploitation of episodic series, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television series/specials and direct-to-video product are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. We have entered into long-term agreements with Netflix, the German television network Super RTL and southern European media company Planeta Junior regarding the production and distribution of existing and future episodic series. Each agreement provides for us to deliver a specified number of episodes of newly created series based on our properties, including characters from the Classic Media library. Under each of these agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to these parties. Additionally, we have entered into agreements for the distribution of our episodic series content with media companies in countries not covered by the Netflix, Super RTL and Planeta Junior arrangements.

As a result of our agreements with various companies, we are currently developing and producing original episodic content in order to fulfill our obligations under the agreements. In cases where a series is based on characters from one of our feature films, a portion of the third-party revenues generated by the new series is allocated to the feature film title from which the series originated. This revenue allocation represents a license fee charged to the series for use of intellectual property derived from the related feature film.

Direct-to-video sales are conducted through distribution agreements with various third parties. Revenues from direct-to-video sales are primarily generated in the U.S. and Canada. Although the majority of direct-to-video sales are conducted through third parties, we bear the inventory risk and cash collection risk, have discretion in supplier selection and are significantly involved in the marketing of the products. Consequently, we are considered the principal in the transactions and recognize direct-to-video revenue and the related distribution, marketing and placement fees on a gross basis. Direct-to-video revenue is recognized when risk of inventory loss has transferred. Direct-to-video revenue is recorded net of estimated returns and rebates.

Consumer Products

Our Consumer Products segment includes all merchandising and licensing activities related to our intellectual properties. We earn flat fees or royalty-based revenues from the licensing of our characters, film elements and other intellectual property rights to consumer product companies, retailers, live entertainment companies, music publishers, theme parks, cruise ships and hotels worldwide.

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

New Media

Our New Media segment consists of our ATV and related businesses. We acquired ATV in May 2013. ATV generates revenues primarily from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements.

In December 2014, we entered into an agreement with an affiliate of the Hearst Corporation ("Hearst"), whereby Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. We consolidate the results of the ATV Joint Venture as we are the controlling party.

All Other

Revenue streams generated by all other segments are related to our live performances, technology initiatives and other ancillary revenues. Subsequent to the final performances of our live shows during their initial engagement, we generally continue to earn revenues through license arrangements of these productions that we enter into directly with third parties.

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

Consumer Products. Costs of revenues associated with our Consumer Products segment are primarily related to the portion of amortization of capitalized costs of our film and television series/specials, as well as amortization of certain intangible and other assets, associated with consumer product and licensing revenues. Costs of revenues also include participation costs.

The Company's Ultimate Revenues (see "—Critical Accounting Policies and Estimates—Film and Other Inventory Costs Amortization" for a further description) for each film or television series/specials title include those attributable to the consumer products market. As such, the Company currently allocates a portion of the amortization of capitalized film and television series/specials cost based on the proportion of revenues generated in the consumer products market in relation to total revenues for that title for any given period. Beginning in the quarter ending March 31, 2016, we plan to change the method in which intellectual property costs are charged to the Consumer Products segment to provide better comparability to our peers, to be more in-line with the method used in our Television Series and Specials segment, to increase segment management control and to minimize the volatility in the Consumer Products segment as we believe that the volatility associated with our releases should be borne by the originating business segment. As a result, effective January 1, 2016, amortization of capitalized production costs will no longer be shared and allocated with the Consumer Products segment from the originating segment (Feature Film or Television Series and Specials). Instead, the Consumer Products segment will be charged a royalty fee for use of intellectual property developed by other segments. The royalty fee will be based on an established percentage applied against consumer products revenues earned by a particular property. Ultimate Revenues and the amortization of our capitalized production costs remain unchanged as this change only relates to the method by which costs are allocated to the Consumer Products segment.

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

Segment Costs of Revenues

Costs of revenues (as previously described) and selling, marketing and other distribution expenses directly attributable to our segments are the components that comprise our "segment costs of revenues" to arrive at segment profitability ("segment gross profit"). See Note 20 of our audited consolidated financial statements contained elsewhere in this Form 10-K for a reconciliation of segment gross profit to consolidated income/loss before income taxes.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce our animated films, television series/specials and other content, which primarily consist of compensation (including salaries, bonuses, stock-based compensation and fringe benefits) for animators, creative talent and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production (including production overhead, which includes an allocation of depreciation and amortization expense). In addition, capitalized production costs may include interest expense to the extent that amounts were qualified to be capitalized. As a result, amortization and write-off of film and other inventory costs in any period includes depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. The total amount of such expenses reflected as a component of amortization and write-off of film and other inventory costs were $50.4 million, $54.2 million and $29.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. In addition, in the event a film or television series/special is not set for production within three years from the first time costs are capitalized or the film or television series/special is abandoned, all such capitalized production costs are generally expensed. On occasion, we may change the creative direction of, or abandon, one or more of our films after being placed into production. As a result, amounts previously capitalized as "in production" costs may be expensed.

Capitalized production costs are amortized and included in costs of revenues in the proportion that the revenue for each film or television series/special ("Current Revenue") during the period bears to its respective estimated remaining total revenue to be received from all sources ("Ultimate Revenue"). The amount of capitalized production costs that are amortized each period will therefore depend on the ratio of Current Revenue to Ultimate Revenue for each film or television series/special for such period. Because the profitability for each title varies depending upon its individual projection of Ultimate Revenues and its amount of capitalized costs incurred, total amortization may vary from period to period due to several factors, including: (i) changes in the mix of titles earning revenue, (ii) changes in any title's Ultimate Revenue and capitalized costs and (iii) write-downs of capitalized production costs due to changes in the estimated fair value of unamortized capitalized production costs. For a discussion of write-downs of capitalized production costs recorded during the years ended December 31, 2014 and 2013, see "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Segment Costs of Revenues." Additionally, over the last several years the mix of our various film revenue sources (which generally have differing levels of profitability) discussed above in "Our Revenues—Feature Films" has resulted in lower overall ultimate profitability for our feature films than we have historically achieved.

In addition to our capitalized production costs, we are also responsible for certain contingent compensation, known as participations, paid to certain creative participants, such as writers, producers, directors, voice talent, animators and other persons or companies associated with the production of a film or television series/special. Generally, these payments are dependent on the performance of the film and are based on factors such as domestic box office and/or total revenue related to the film. In some cases, particularly with respect to sequels, participation costs can be significant. We are also responsible for residuals, which are payments based on revenue generated by the home entertainment and television markets, and are generally made to third parties pursuant to collective bargaining, union or guild agreements or for providing certain services such as recording or synchronization services.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, our general and administrative expenses also include restructuring and restructuring-related charges.

Product Development Expenses

Product development expenses primarily consist of research and development costs related to our technology initiatives.

Other Operating Income

Operating-related income or gains that are not considered revenues are classified as other operating income in our consolidated statements of operations. Other operating income largely consists of income recognized in connection with our contributions to ODW in the form of consulting and training services and the license of technology. Other operating income also consists of amounts earned under sublease arrangements and amortization of the deferred gain on our sales leaseback transaction. Refer to the section entitled "—Overview of Financial Results—Other Operating Income" for further details of amounts recognized as other operating income during the years ended December 31, 2015, 2014 and 2013.

Seasonality

The timing of revenue reporting and receipt of cash remittances from our theatrical distributors fluctuates based upon the timing of our films' theatrical and home entertainment releases and, with respect to certain of our distributors, the recoupment position of our distributors on a film-by-film basis, which varies depending upon a film's overall performance. From time-to-time, we may enter into license arrangements directly with third-parties to distribute our titles through digital media formats. The timing of revenues earned under these license arrangements fluctuates depending on when each title is made available. We have also entered into output arrangements related to our episodic content. The timing of revenues earned under these license arrangements fluctuates depending on when episodes are delivered to licensees. The licensing of our character and film elements are influenced by seasonal consumer purchasing behavior and the timing of our animated feature film theatrical releases and television series broadcasts. We expect that revenues generated from our holiday-themed properties will tend to be higher during the fourth quarter of each calendar year due to the content offered through television distribution rights as well as home entertainment products geared towards the holiday season. As a result, our annual or quarterly operating results, as well as our cash on hand, for any period are not necessarily indicative of results to be expected for future periods.

Overview of Financial Results

The following table sets forth, for the years presented, certain data from our audited consolidated statements of operations. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

				% Change		$ Change
	2015(1)	2014(1)(2)	2013(2)	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
	(in millions, except percentages and per share data)
Revenues	$915.9	$684.6	$706.9	33.8%	(3.2)%	$231.3	$(22.3)
Operating expenses (income):
Costs of revenues	526.3	681.1	416.4	(22.7)%	63.6%	(154.8)	264.7
Selling and marketing	43.6	61.2	39.4	(28.8)%	55.3%	(17.6)	21.8
General and administrative	332.7	262.0	184.6	27.0%	41.9%	70.7	77.4
Product development	4.7	5.2	3.3	(9.6)%	57.6%	(0.5)	1.9
Change in fair value of contingent consideration	—	(16.5)	1.5	100.0%	NM	16.5	(18.0)
Other operating income	(7.9)	(8.4)	(14.7)	6.0%	42.9%	0.5	6.3
Operating income (loss)	16.4	(300.0)	76.4	NM	NM	316.4	(376.4)

Non-operating income (expense):
Interest expense, net	(23.3)	(11.9)	(0.1)	(95.8)%	NM	(11.4)	(11.8)
Other (expense) income, net	(9.7)	(14.4)	6.2	32.6%	NM	4.7	(20.6)
(Increase) decrease in income tax benefit payable to former stockholder	(17.7)	253.9	(0.7)	NM	NM	(271.6)	254.6
(Loss) income before loss from equity method investees and income taxes	(34.2)	(72.4)	81.8	52.8%	NM	38.2	(154.2)

Loss from equity method investees	15.5	13.8	6.9	12.3%	100.0%	1.7	6.9
(Loss) income before income taxes	(49.7)	(86.2)	74.9	42.3%	NM	36.5	(161.1)
Provision for income taxes	4.3	222.1	19.2	(98.1)%	NM	(217.8)	202.9
Net (loss) income	(54.0)	(308.3)	55.7	82.5%	NM	254.3	(364.0)
Less: Net income attributable to non-controlling interests	0.8	1.3	0.6	(38.5)%	116.7%	(0.5)	0.7
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(54.8)	$(309.6)	$55.1	82.3%	NM	$254.8	$(364.7)

Diluted net (loss) income per share attributable to DreamWorks Animation SKG, Inc.	$(0.64)	$(3.65)	$0.65	82.5%	NM	$3.01	$(4.30)
Shares used in computing diluted net (loss) income per share(3)	85.8	84.8	85.3	1.2%	(0.6)%
____________________
Note: Amounts may not foot due to rounding.
NM: Not Meaningful.

(1)	Includes restructuring and restructuring-related charges related to our 2015 Restructuring Plan. See "—Management Overview—2015 Restructuring Plan" for further details.

(2)
Our results for the years ended December 31, 2014 and 2013 included write-downs of film and other inventory costs totaling $271.9 million, or $2.91 per share (on an after-tax basis) and $20.2 million, or $0.17 per diluted share (on an after-tax basis), respectively. See "—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013—Segment Costs of Revenues" for further details.

(3)	During the year ended December 31, 2013, we repurchased a total of 1.3 million shares of our Class A common stock. No repurchases were made during the years ended December 31, 2015 and 2014.

The following chart sets forth (in millions, except percentages), for the years presented, our revenues by segment. This information should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Revenues by Segment
Revenues ($ in millions)
$1,000
$950
$900
$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$915.9(1)
Feature Films, $520.1
56.8%
Television Series and Specials, $228.1
24.9%
Consumer Products, $86.5
9.4%
New Media, $72.8
8.0%
All Other, $8.4
0.9%
$684.6(1)
Feature Films, $453.5
66.2%
Television Series and Specials, $103.0
15.0%
Consumer Products, $64.8
9.5%
New Media, $49.0
7.2%
All Other, $14.3
2.1%
$706.9(1)
Feature Films, $500.1
70.8%
Television Series and Specials, $105.9
15.0%
Consumer Products, $67.4
9.5%
New Media, $11.4
1.6%
All Other, $22.1
3.1%
2015
2014
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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$520.1	$453.5	$66.6	14.7%
Segment costs of revenues	329.6	542.9	(213.3)	(39.3)%
Segment gross profit (loss)	$190.5	$(89.4)	$279.9	313.1%

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$520.1(1)
Home, $131.8
The Penguins of Madasgascar, $63.9
How to Train Your Dragon 2, $70.7
$179.3
Mr. Peabody and Sherman, $44.7
Turbo, $13.4
Library, $195.6
$453.5(1)
The Penguins of Madasgascar, $6.9
How to Train Your Dragon 2, $142.8
$154.2
Mr. Peabody and Sherman, $4.5
Turbo, $51.8
$127.3
The Croods, $75.5
Rise of the Guardians, $8.9
Madagascar 3, $1.8
$10.7
Library, $161.3
2015
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category decreased $22.4 million, or 14.5%, during the year ended December 31, 2015 when compared to the year ended December 31, 2014. Revenues decreased as we released only one film during the year ended December 31, 2015, while in the prior year we released three films. In addition, revenues for the year ended December 31, 2014 benefited from How to Train Your Dragon 2 (June 2014 release), which contributed $142.8 million, or 20.9%, of consolidated revenues primarily earned in the worldwide theatrical and home entertainment markets. We did not release a film during the summer time frame during the year ended December 31, 2015.

Our only 2015 release, Home (March 2015 release) was a stronger-performing title than Mr. Peabody and Sherman (March 2014 release). During the year ended December 31, 2015, Home contributed $131.8 million, or 14.4%, of consolidated revenues, primarily earned in the worldwide theatrical, home entertainment and television markets, while during the year ended December 31, 2014, Mr. Peabody and Sherman contributed $4.5 million, or 0.7%, of revenues, primarily earned in the Chinese theatrical and ancillary markets.

We did not release a film during the fall time frame during the year ended December 31, 2015. However, during the year ended December 31, 2014, we released The Penguins of Madagascar (November 2014 release) which contributed $6.9 million, or 1.0%, of consolidated revenues, primarily earned in the Chinese theatrical market, where our films are distributed outside of our arrangement with Fox.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category increased $52.0 million, or 40.8%, to $179.3 million during the year ended December 31, 2015 when compared to $127.3 million during the year ended December 31, 2014. The increase in revenues was primarily due to an increase in the number of films that comprised this category during the year ended December 31, 2015 when compared to the year ended December 31, 2014.

For the year ended December 31, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release). The Penguins of Madagascar contributed $63.9 million, or 7.0%, of consolidated revenues, primarily generated in the worldwide pay television and home entertainment markets. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $70.7 million (or 7.7%) and $44.7 million (or 4.9%) of consolidated revenues, respectively, primarily related to revenues earned in the worldwide pay television window and home entertainment market.

For the year ended December 31, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo (July 2013 release) and The Croods (March 2013 release) which contributed $51.8 million (or 7.6%) and $75.5 million (or 11.0%) of consolidated revenues, respectively, primarily related to revenues earned in the worldwide television and home entertainment markets.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category increased $2.7 million, or 25.2%, to $13.4 million during the year ended December 31, 2015 when compared to $10.7 million of revenues during the year ended December 31, 2014. Although there was only one title that comprised the "Preceding year theatrical releases" category during the year ended December 31, 2015 compared to two titles during the prior year, revenues increased as a result of a non-routine licensing arrangement attributable to the home entertainment market related to Turbo (July 2013 release), which was earned during the three months ended March 31, 2015.

"Preceding year theatrical release" revenues during the year ended December 31, 2015 consisted of those related to Turbo, which contributed $13.4 million, or 1.5%, of consolidated revenues, primarily earned in the international home entertainment market. "Preceding year theatrical release" revenues during the year ended December 31, 2014 were comprised of Rise of the Guardians (November 2012 release) and Madagascar 3 (June 2012 release), which contributed an aggregate of $10.7 million, or 1.6%, of consolidated revenues, primarily earned in the worldwide home entertainment and international television markets.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category increased $34.3 million, or 21.3%, to $195.6 million during the year ended December 31, 2015 when compared to $161.3 million during the year ended December 31, 2014.

This increase was primarily due to revenues earned as a result of extensions of existing license arrangements related to the SVOD distribution of our library titles. In addition, Library revenues for the year ended December 31, 2015 included recoveries totaling $7.8 million from previously established home entertainment reserves related to sales through our former primary theatrical distributor.

During the year ended December 31, 2015, revenues generated by our "Library" category were primarily driven by The Croods, Rise of the Guardians and How to Train Your Dragon, primarily earned in the worldwide home entertainment and free television markets. During the year ended December 31, 2014, revenues generated by our "Library" category were primarily driven by Puss in Boots, How to Train Your Dragon and Madagascar 3, primarily earned in the worldwide home entertainment and international television markets.

Segment Costs of Revenues

The primary component of segment costs of revenues for our Feature Films segment is film amortization costs and, for the year ended December 31, 2014, impairment costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 63.4% during the year ended December 31, 2015 compared to 119.7% for the year ended December 31, 2014. Segment costs of revenues for the year ended December 31, 2014 included impairment charges totaling $96.7 million (exclusive of the impairments of $2.4 million allocated to the Consumer Products segment), which were primarily due to the lower-than-expected worldwide theatrical performance of The Penguins of Madagascar and Mr. Peabody and Sherman. In addition, during the year ended December 31, 2014, we recorded write-offs of film costs totaling $153.6 million and other contractual obligations totaling $9.4 million in connection with our 2015 Restructuring Plan. Excluding these charges for the year ended December 31, 2014, segment costs of revenues as a percentage of revenues was relatively consistent during the year ended December 31, 2015 when compared to the prior year.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$228.1	$103.0	$125.1	121.5%
Segment costs of revenues	143.6	96.3	47.3	49.1%
Segment gross profit	$84.5	$6.7	$77.8	1,161.2%

Segment Revenues

As illustrated in the table above, revenues generated from our Television Series and Specials segment increased $125.1 million, or 121.5%, to $228.1 million during the year ended December 31, 2015 when compared to $103.0 million during the year ended December 31, 2014. The increase in revenues was attributable to a significantly higher number of episodes delivered under our episodic content licensing arrangements. During the year ended December 31, 2015, the primary drivers of revenue were our episodic series, including Dragons: Race to the Edge, All Hail King Julien, Turbo F.A.S.T. and Adventures of Puss in Boots, while during the year ended December 31, 2014, the primary drivers of revenue were Turbo F.A.S.T. series and the first two seasons of our episodic series based on How to Train Your Dragon. In addition, the prior year was impacted by lower revenues generated by our Classic Media properties due to higher-than-expected returns of seasonal and newly-released home entertainment product and certain sales incentives offered during the year ended December 31, 2014.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 62.9% for the year ended December 31, 2015 compared to 93.5% for the year ended December 31, 2014. The decrease in segment costs of revenues as a percentage of revenues was partially due to revenues earned during the year ended December 31, 2015 from extensions of existing license arrangements related to the SVOD distribution of certain of our television specials, which had an overall amortization rate that benefited the 2015 fiscal year. In addition, segment costs of revenues for the year ended December 31, 2014 included write-downs of capitalized film costs totaling $13.3 million, which were primarily due to revisions in estimated future revenues for certain of our television specials. Furthermore, segment costs of revenues as a percentage of revenues for the year ended December 31, 2014 were negatively impacted by higher than expected returns of seasonal and newly-released home entertainment product, as well as increased selling costs, related to our Classic Media properties.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$86.5	$64.8	$21.7	33.5%
Segment costs of revenues	56.6	41.1	15.5	37.7%
Segment gross profit	$29.9	$23.7	$6.2	26.2%

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment increased $21.7 million, or 33.5%, to $86.5 million during the year ended December 31, 2015 when compared to $64.8 million during the year ended December 31, 2014. This increase was primarily due to revenues earned from new and extended license arrangements related to our location-based entertainment initiatives. In addition to these revenues, Consumer Products segment revenues for the year ended December 31, 2015, were also driven by other activities, including merchandise activities related to our new episodic series Dinotrux.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment increased slightly to 65.5% during the year ended December 31, 2015 compared to 63.4% during the year ended December 31, 2014. This slight increase was primarily due to an incremental expense incurred of $7.0 million related to our retail development business initiatives. As it relates to the prior year, the year ended December 31, 2014 was impacted by impairment charges totaling $2.4 million, which were primarily related to The Penguins of Madagascar.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$72.8	$49.0	$23.8	48.6%
Segment costs of revenues	31.7	31.1	0.6	1.9%
Segment gross profit	$41.1	$17.9	$23.2	129.6%

Segment Revenues

Revenues generated by our New Media segment increased $23.8 million to $72.8 million during the year ended December 31, 2015 when compared to $49.0 million during the year ended December 31, 2014. This increase was primarily attributable to revenues generated under new licensing arrangements as a result of the delivery of newly-created content and sponsorship arrangements.

Segment Costs of Revenues

During the years ended December 31, 2015 and 2014, costs of revenues related to our New Media segment were $31.7 million (or 43.5% of segment revenues) and $31.1 million (or 63.5% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues decreased largely due to the mix of revenue sources that contributed to revenues earned during the year ended December 31, 2015, which had lower associated costs, when compared to the prior year. In addition, costs of revenues are impacted by the straight-line amortization of intangible assets, and as a result, such amortization does not directly correlate with revenues generated during the period.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Segment revenues	$8.4	$14.3	$(5.9)	(41.3)%
Segment costs of revenues	2.5	19.3	(16.8)	(87.0)%
Segment gross profit (loss)	$5.9	$(5.0)	$10.9	NM
___________________
NM: Not Meaningful.

Segment Revenues and Costs of Revenues

For each of the years ended December 31, 2015 and 2014, segment revenues and costs of revenues related to our other segments was comprised of activities attributable to a variety of sources, none of which were individually material. In addition, during the year ended December 31, 2014, segment costs of revenues included a write-off of capitalized costs in the amount of $5.4 million as a result of a change in the creative direction for one of our live productions.

Selling and Marketing. Selling and marketing expenses directly attributable to our segments are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the years ended December 31, 2015 and 2014, the amount of selling and marketing expenses not allocated to our segments was $6.0 million and $11.6 million, respectively.

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Selling and marketing	$43.6	$61.2
Less: allocation to segments	37.6	49.6
Unallocated selling and marketing	$6.0	$11.6	$(5.6)	(48.3)%

Our unallocated selling and marketing costs decreased $5.6 million, or 48.3%, when comparing the year ended December 31, 2015 to the year ended December 31, 2014, primarily due to lower corporate marketing expenses incurred during the year ended December 31, 2015.

General and Administrative. Total general and administrative expenses increased $70.7 million to $332.7 million (including $20.4 million of stock-based compensation expense) for the year ended December 31, 2015 from $262.0 million (including $18.4 million of stock-based compensation expense) for the year ended December 31, 2014. This 27.0% aggregate increase was largely attributable to charges related to our 2015 Restructuring Plan. During the year ended December 31, 2015, charges associated with this plan totaled $62.4 million and was comprised of $10.2 million related to employee-related (including relocation costs) and other costs, $20.1 million related to accelerated depreciation and amortization costs and $32.1 million related to additional labor and other excess costs. During the year ended December 31, 2014, charges related to the 2015 Restructuring Plan totaled $45.2 million and primarily consisted of employee termination costs and other contractual obligations. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs.

Excluding these restructuring and restructuring-related charges, general and administrative expenses for the years ended December 31, 2015 and 2014 would have been $270.3 million and $216.8 million, respectively, or an increase of $53.5 million, or 24.7%. Approximately $16.9 million of this increase was attributable to costs incurred to support the growth and expansion of the ATV business. In addition, approximately $37.1 million of the increase recorded during the current period (excluding the activities of ATV) was attributable to performance-based incentive compensation expense (including stock-based compensation), which varies with changes in forecasts of the related performance metrics that will be achieved.

Product Development. Product development costs decreased $0.5 million to $4.7 million for the year ended December 31, 2015 from $5.2 million for the year ended December 31, 2014. Product development costs primarily represent research and development costs related to our technology initiatives. Product development expenses for the year ended December 31, 2014 included write-offs of capitalized software costs related to projects that we are no longer pursuing.

Change in Fair Value of Contingent Consideration. Due to the amounts paid in lieu of the contingent consideration arrangement related to the acquisition of ATV, our liability was reduced to zero during the three months ended December 31, 2014. As a result of this settlement, our results for the year ended December 31, 2015 did not include any effect of a contingent consideration liability. During the year ended December 31, 2014, we recorded a gain of $16.5 million associated with a decrease in the estimate of the fair value of the contingent consideration liability. Refer to Note 5 of the audited financial statements contained elsewhere in this Form 10-K for further information.

Other Operating Income. During the years ended December 31, 2015 and 2014, other operating income totaled $7.9 million and $8.4 million, respectively, and primarily related to certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. Such contributions consisted of consulting and training services provided, as well as a portion of the value of the technology license granted.

Operating Income/Loss. Operating income for the year ended December 31, 2015 was $16.4 million compared to an operating loss of $300.0 million for the year ended December 31, 2014. The increase of $316.4 million in operating income was largely due to a decrease in the amount of impairment and write-downs of capitalized film costs as the year ended December 31, 2014 included significant charges, including those made in connection with the 2015 Restructuring Plan (as previously described).

Interest Expense, Net. For each of the years ended December 31, 2015 and 2014, we recorded net interest expense (net of amounts capitalized and interest income) of $23.3 million and $11.9 million, respectively. Interest expense (net) during the year ended December 31, 2015 increased when compared to the year ended December 31, 2014 primarily due to a decrease in the amount of interest expense that could be capitalized because of a lower balance of assets that qualify for interest capitalization, as well as additional interest expense incurred as a result of our lease financing obligation (refer to Note 12 of our audited consolidated financial statements contained elsewhere in this Form 10-K).

Other Expense, Net.  For the years ended December 31, 2015 and 2014, total other expense (net of other income) was $9.7 million and $14.4 million, respectively. Other expense (net) decreased $4.7 million, which was primarily due to a lower amount of non-cash charges related to write-offs of certain investments previously made by us that we determined to not be fully recoverable. Following these write-offs, our consolidated balance sheets continue to include investments in cost and equity method investments, which totaled $32.8 million as of December 31, 2015.

Increase/Decrease in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase (as described in "—Critical Accounting Policies and Estimates—Provision for Income Taxes"), we are obligated to remit to the former stockholder's affiliate 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the year ended December 31, 2015, we recorded $17.7 million as an increase in payable to former stockholder as we are currently anticipating a tax benefit from the Tax Basis Increase for the year ended December 31, 2015. This increase in the estimated income tax benefit payable to former stockholder was primarily attributable to a taxable gain resulting from the sale of our headquarters facility. For the year ended December 31, 2014, we recorded $253.9 million as a decrease in our payable to the former stockholder because of a valuation allowance that we established against certain deferred tax assets.

Loss from Equity Method Investees.  During the years ended December 31, 2015 and 2014, our portion of the losses incurred by equity method investees was $15.5 million and $13.8 million, respectively, which were primarily attributable to our share of losses incurred by ODW.

Provision for Income Taxes.  For the year ended December 31, 2015, we recorded a provision for income taxes of $4.3 million, or an effective tax rate of (13.3)%. For the year ended December 31, 2014, we recorded a provision for income taxes of $222.1 million, or an effective tax rate of (65.3)%. When our provision for income taxes is combined with the amounts associated with the Increase/Decrease in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the years ended December 31, 2015 and 2014 were (68.4)% and 9.3%, respectively. Our effective tax rate and our combined effective tax rate for the year ended December 31, 2015 were different than the 35% statutory federal rate primarily due to the effect of a valuation allowance, as well as foreign taxes. In addition to these, our combined effective tax rate was also impacted by an increase in our income tax benefit payable to former stockholder (as described above). Our effective tax rate and our combined effective tax rate for the year ended December 31, 2014 were different than the 35% statutory federal rate primarily due to the valuation allowance established against certain deferred tax assets.

To the extent that we have cumulative income and expect to recognize taxable income in future periods, we would release the valuation allowance. This would result in a corresponding increase in the income tax benefit payable to former stockholder, which would partially offset the effect of releasing the valuation allowance.

For further details related to the components of our effective tax rate and our combined effective tax rate, refer to Note 13 of our audited consolidated financial statements included elsewhere in this Form 10-K.

Net Income Attributable to Non-controlling Interests.  As a result of our acquisition of Classic Media, we hold a 50% equity interest in a joint venture operated through Bullwinkle Studios, LLC ("Bullwinkle Studios"). In addition, in December 2014, we sold an interest in our ATV business to a third party and, in February 2015, we formed a joint venture to commercialize one of our technology initiatives. We consolidate the results of each of these entities because we retain control over the operations. Net income attributable to non-controlling interests represents the joint venture partners' share of the income that is consolidated in our operating results. For the years ended December 31, 2015 and 2014, net income attributable to non-controlling interests was $0.8 million and $1.3 million, respectively.

Net Loss Attributable to DreamWorks Animation SKG, Inc.  Net loss (excluding net income attributable to non-controlling interests) for the year ended December 31, 2015 was $54.8 million, or $0.64 per share, as compared to $309.6 million, or $3.65 per share, for the year ended December 31, 2014.

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

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 (in millions):

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

Current year theatrical release revenues for the year ended December 31, 2014 consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 and Mr. Peabody and Sherman. The Penguins of Madagascar contributed $6.9 million, or 1.0%, of consolidated revenues, primarily earned in the Chinese theatrical market, where our films are distributed outside of our arrangement with Fox. During the year ended December 31, 2014, Fox did not report any revenue to us for The Penguins of Madagascar as they had not yet recouped their marketing and distribution costs, largely due to The Penguins of Madagascar's low box office results. Our distributor in the Chinese theatrical market recouped their distribution and marketing costs during the year ended December 31, 2014, as their costs relative to The Penguins of Madagascar's theatrical performance in their distribution territory were lower relative to the costs incurred by Fox in other territories. How to Train Your Dragon 2 contributed $142.8 million, or 20.9%, of revenues, primarily earned in the worldwide theatrical and home entertainment markets. Mr. Peabody and Sherman contributed $4.5 million, or 0.7%, of revenues, primarily earned in the Chinese theatrical and ancillary markets.

Current year theatrical release revenues for the year ended December 31, 2013 consisted of those generated by Turbo and The Croods. Turbo contributed $8.0 million, or 1.1%, of consolidated revenues, primarily earned in the Chinese and South Korean theatrical markets, where our films are distributed outside of our arrangement with Fox. During the year ended December 31, 2013, Fox did not report any revenue to us for Turbo as they had not yet recouped their marketing and distribution costs, largely due to Turbo's low box office results. Our distributors in the Chinese and South Korean theatrical markets recouped their distribution and marketing costs during the year ended December 31, 2013, as their respective costs relative to Turbo's theatrical performance in their distribution territories were lower relative to the costs incurred by Fox in other territories. The Croods contributed $137.7 million, or 19.5%, of revenues, primarily earned in the worldwide theatrical and home entertainment markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $40.4 million, or 24.1%, to $127.3 million during the year ended December 31, 2014 when compared to $167.7 million during the year ended December 31, 2013. The decrease in revenues was partially attributable to Rise of the Guardians (November 2012 release), which was an overall better-performing title when compared to Turbo (July 2013 release) and, as a result, contributed higher revenues to the year ended December 31, 2013, compared to the revenues contributed by Turbo during the year ended December 31, 2014. In addition, 2013's "Prior year theatrical releases" category benefited from Madagascar 3 (June 2012 release), which was a stronger performing title than each of 2014's "Prior year theatrical release" titles.

For the year ended December 31, 2014, "Prior year theatrical release" revenues consisted of those generated by Turbo and The Croods (March 2013 release) which contributed $51.8 million (or 7.6%) and $75.5 million (or 11.0%) of consolidated revenues, respectively, primarily related to each title's SVOD distribution, as well as revenues earned in the worldwide television and home entertainment markets.

For the year ended December 31, 2013, "Prior year theatrical release" revenues consisted of those generated by Rise of the Guardians and Madagascar 3 which contributed $76.9 million (or 10.9%) and $90.8 million (or 12.8%) of consolidated revenues, respectively, primarily earned in the worldwide home entertainment and television markets.

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

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenue from our "Library" category decreased $11.7 million, or 6.8%, to $161.3 million during the year ended December 31, 2014 when compared to $173.0 million during the year ended December 31, 2013. During the year ended December 31, 2013, our "Library" category benefited from the timing of a larger number of titles becoming available for release in the international free television market which resulted in higher revenues for this period when compared to the year ended December 31, 2014. Our feature film titles are generally released into the international free television market two to three years after the title's initial domestic theatrical release. Thus, revenues earned from the international free television market are impacted by the timing and quantity of feature films released during each of the recent years.

During the year ended December 31, 2014, our "Library" category benefited from revenues earned in the international free television market by Madagascar 3 and Puss in Boots. During the year ended December 31, 2013, our "Library" category benefited from revenues earned in the international free television market by Kung Fu Panda 2, Megamind, Shrek Forever After and How to Train Your Dragon.

Segment Costs of Revenues

The primary component of costs of revenues for our Feature Films segment is film amortization and impairment costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment were 119.7% during the year ended December 31, 2014 compared to 59.3% for the year ended December 31, 2013. During the year ended December 31, 2014, we recorded impairment charges totaling $96.7 million (exclusive of the impairment allocated to the Consumer Products segment of $2.4 million), which were primarily due to the lower-than-expected worldwide theatrical performance of The Penguins of Madagascar and Mr. Peabody and Sherman. In addition, in connection with our 2015 Restructuring Plan, we recorded write-offs of film costs totaling $153.6 million and other contractual obligations totaling $9.4 million (refer to "—Management Overview—2015 Restructuring Plan"). During the year ended December 31, 2013, we recorded an impairment charge of $11.9 million (exclusive of the impairment allocated to the Consumer Products segment of $1.6 million) on Turbo due to the title's performance in the international theatrical market during the last two months of the quarter ended December 31, 2013. Excluding these charges for the years ended December 31, 2014 and 2013, segment costs of revenues as a percentage of revenues was higher during the year ended December 31, 2014 when compared to the prior year primarily due to the high amortization rates of our recent weaker-performing titles (The Penguins of Madagascar, Mr. Peabody and Sherman and Turbo), which was partially offset by the low amortization rate of How to Train Your Dragon 2, which was a stronger-performing title.

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

Segment Revenues

As illustrated in the table above, revenues generated from our Television Series and Specials segment decreased $2.9 million to $103.0 million during the year ended December 31, 2014 when compared to $105.9 million during the year ended December 31, 2013. This decrease was partially attributable to a decline in revenues generated by our Classic Media properties due to higher than expected returns of seasonal and newly-released home entertainment product and certain sales incentives offered during the year ended December 31, 2014 when compared to the year ended December 31, 2013. This decrease was partially offset by an increase in revenues generated by our television series as we licensed three additional series to Netflix during the year ended December 31, 2014.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 93.5% for the year ended December 31, 2014 compared to 78.2% for the year ended December 31, 2013. During the year ended December 31, 2014, we recorded write-downs of capitalized film costs totaling $13.3 million which were primarily due to revisions in estimated future revenues for certain of our television specials. During the year ended December 31, 2013, we recorded a $6.7 million write-down of capitalized film costs as a result of a change that occurred during the fourth quarter of 2013 in the planned exploitation of one of our short-form content titles. Excluding these charges for the years ended December 31, 2014 and 2013, segment costs of revenues as a percentage of revenues were higher during the year ended December 31, 2014 when compared to the prior year primarily due to increased marketing costs incurred in 2014 compared to 2013 as a result of the quantity of new episodic content we made available to Netflix during the year ended December 31, 2014.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Segment revenues	$64.8	$67.4	$(2.6)	(3.9)%
Segment costs of revenues	41.1	39.0	2.1	5.4%
Segment gross profit	$23.7	$28.4	$(4.7)	(16.5)%

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment decreased $2.6 million, or 3.9%, to $64.8 million during the year ended December 31, 2014 when compared to $67.4 million during the year ended December 31, 2013. Revenues decreased slightly as the year ended December 31, 2013 benefited from revenues generated from the sale of our share of rights in the 1960s live-action Batman television series, as well as $7.8 million of revenues attributable to non-cash contributions made to ODW in exchange for equity interests in ODW. The decrease was partially offset by an increase in merchandising and licensing revenues related to 2014's "Current year theatrical releases" compared to 2013's "Current year theatrical releases," which was primarily attributable to revenues generated by How to Train Your Dragon 2, and an increase in revenues of $5.7 million generated by two of our new business initiatives.

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

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Segment revenues	$49.0	$11.4	$37.6	329.8%
Segment costs of revenues	31.1	9.1	22.0	241.8%
Segment gross profit	$17.9	$2.3	$15.6	678.3%

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
____________________
NM: Not Meaningful.

Segment Revenues

Revenues generated by our other segments decreased $7.8 million to $14.3 million during the year ended December 31, 2014 when compared to $22.1 million during the year ended December 31, 2013 as we are no longer operating any live performance productions. Revenues earned during the year ended December 31, 2013 included $11.0 million attributable to Shrek The Musical related to the title's SVOD distribution. The decrease in revenues attributable to our live performances was partially offset by an increase in ancillary revenues.

Segment Costs of Revenues

During the years ended December 31, 2014 and 2013, costs of revenues related to our other segments were $19.3 million and $22.1 million, respectively, which primarily consisted of those related to our live performance business and other ancillary revenues. In addition, during the year ended December 31, 2014, segment costs of revenues also included a write-off of capitalized costs in the amount of $5.4 million as a result of a change in the creative direction for one of our live productions.

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

General and Administrative. Total general and administrative expenses increased $77.4 million, or 41.9%, to $262.0 million (including $18.4 million of stock-based compensation expense) for the year ended December 31, 2014 from $184.6 million (including $17.7 million of stock-based compensation expense) for the year ended December 31, 2013. This increase was attributable to a variety of activities. First, during the year ended December 31, 2014, we incurred charges related to our 2015 Restructuring Plan totaling $45.2 million, which primarily consist of employee termination costs and other contractual obligations. There was also an increase of $14.9 million as a result of our recent acquisitions. We incurred higher salaries and benefits of $21.6 million (excluding the effect of our recent acquisitions) due to new employment agreements related to certain executives and increased headcount to support our brand and business diversification efforts. Lastly, we incurred $18.6 million of increased professional fees and facility expenses to support such expansion of business lines not related to our feature animation business. These increases were partially offset by a decrease of $22.5 million attributable to lower incentive compensation expense (excluding stock-based compensation) related to performance-based compensation, which varies with changes in forecasts of the related performance metrics that will be achieved.

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

Other Operating Income. During the years ended December 31, 2014 and 2013, we made certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions. During the years ended December 31, 2014 and 2013, other operating income attributable to our ODW contributions totaled $8.4 million and $8.1 million, respectively, due to consulting and training services provided, as well as a portion of the value of the technology license granted. Additionally, during the year ended December 31, 2013, other operating income included a gain of $6.4 million, which resulted from the sale of one of our technology projects.

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

Interest Expense, Net. For each of the years ended December 31, 2014 and 2013, the amounts recorded as interest expense (net of amounts capitalized and interest income) were $11.9 million and $0.1 million, respectively. This increase of $11.8 million was primarily due to an increase in interest expense as a result of higher outstanding debt balances.

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

Amended and Restated Revolving Credit Facility. On February 20, 2015, the Company amended and restated the Credit Agreement by entering into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with a number of banks. The Restated Credit Agreement allows the Company to have outstanding borrowings of up to $450.0 million at any one time, on a revolving basis. Borrowings under the Restated Credit Agreement bear interest at per annum rates determined by reference to the base rate or to LIBOR, with the base rate being increased by a margin of 1.50% per annum and LIBOR being increased by a margin of 2.50% per annum. As of December 31, 2015, $60.0 million was outstanding under our revolving credit facility.

Lease Financing Obligation. On February 23, 2015, we entered into a purchase agreement with a third party to sell our headquarters facility for a purchase price of $185.0 million. Concurrently with the sale of the property, we entered into a lease agreement with the buyer, pursuant to which we leased the property back from the buyer commencing immediately following the consummation of the sale. Additionally, this property was subsequently resold on July 21, 2015 and the Company is now accounting for this arrangement as an operating lease.

For a more detailed description of our various financing arrangements, see Note 12 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

As of December 31, 2015, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, proceeds from our lease financing obligation (which related to our sale leaseback transaction), borrowings from our revolving credit facility and cash on hand during the year ended December 31, 2015 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g., general and administrative costs, selling and marketing costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures, debt service payments and our restructuring initiatives. Our contractual obligations for 2016 and beyond are presented under "—Contractual Obligations." In addition, for 2016, we expect our commitments to fund production and development costs (excluding capitalized overhead expense), make contingent compensation and residual payments (on films released to date) and fund capital expenditures will be approximately $525.0 million. In addition, during 2016, we expect to make cash payments of approximately $21.3 million to fund our restructuring initiatives, as described under "—Management Overview—2015 Restructuring Plan."

Depending on prevailing market conditions, our liquidity requirements, bond and revolving facility covenants and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

As of December 31, 2015, we had cash and cash equivalents totaling $110.8 million. Approximately 58% of this amount was held by two of our joint ventures which are fully consolidated. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, primarily comprised of U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at December 31, 2015 increased by $76.6 million from $34.2 million at December 31, 2014. Components of this change in cash for the year ended December 31, 2015, as well as for the years ended December 31, 2014 and 2013, are provided below in more detail.

As previously described, our feature films are being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of December 31, 2015, the amount of outstanding receivables from ODW for distribution of our films was $1.1 million.

Operating Activities

Net cash provided by (used in) operating activities for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Net cash provided by (used in) operating activities	$52,509	$(162,445)	$26,992

During the year ended December 31, 2015, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were How to Train Your Dragon 2's worldwide home entertainment and international theatrical revenues, Home's worldwide theatrical and home entertainment revenues, The Croods' worldwide home entertainment and international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, other sources of cash included those related to revenues from licensing of our episodic content. Cash used in operating activities for the year ended December 31, 2015 included $14.3 million paid related to incentive compensation payments for our employees, which decreased $21.6 million when compared to the amount paid during the year ended December 31, 2014 as these cash payments primarily fluctuate based on our financial results. During the year ended December 31, 2015, we also made payments (net of refunds received) to an affiliate of a former stockholder related to tax benefits realized in 2015 from the Tax Basis Increase in the amount of $7.4 million. In addition, we made cash payments totaling $73.5 million related to our 2015 Restructuring Plan. Lastly, cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

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

Investing Activities

Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Net cash used in investing activities	$(40,865)	$(118,608)	$(84,547)

Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was partially attributable to the investment in property, plant and equipment. Our purchases of property, plant and equipment were lower during the year ended December 31, 2015 when compared to the prior year largely because during the year ended December 31, 2014, we made a larger amount of purchases and improvements, including those related to additional leased space.

During the years ended December 31, 2015, 2014 and 2013, we made cash payments totaling $18.1 million, $20.6 million and $19.5 million, respectively, in connection with investments in various unconsolidated entities. For further information regarding our investments in unconsolidated entities, refer to Note 9 of our audited consolidated financial statements contained elsewhere in this Form 10-K.

Lastly, net cash used in investing activities for each of the years ended December 31, 2014 and 2013 was largely attributable to a variety of acquisitions, including the acquisition of certain character and distribution rights as well as a company that operates an Internet-based multi-channel network.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Net cash provided by financing activities	$64,561	$218,207	$96,498

Net cash provided by financing activities for the year ended December 31, 2015 was largely comprised of $199.2 million of net proceeds received from our sale of our headquarters facilities (which was initially recorded as a financing arrangement as further described in Note 12 of our audited consolidated financial statements contained elsewhere in this Form 10-K), which was offset by $1.4 million in repayments under the lease financing obligation. Net cash provided by financing activities for the years ended December 31, 2015, 2014 and 2013 also included $425.4 million, $250.0 million and $68.0 million, respectively, in borrowings under our revolving credit facility, which was offset by $580.4 million, $35.0 million and $233.0 million, respectively, in repayments of borrowings. The overall increase in borrowings was due to cash needs, including cash needed to fund our episodic series production costs, restructuring initiatives, new business initiatives, as well as the acquisitions described above under "—Investing Activities." In addition, for the year ended December 31, 2013, net cash provided by financing activities was largely comprised of $300.0 million of proceeds from the Notes that were issued in August 2013.

During the year ended December 31, 2015, cash provided by financing activities also included a cash contribution from a non-controlling interest holder in the amount of $15.0 million related to the formation of a new entity to commercialize one of the Company's technology initiatives. Subsequent to the initial formation, an additional $25.0 million was received in connection with the sale of a non-controlling equity interest in this entity to an additional investor.

For the year ended December 31, 2014, net cash provided by financing activities included $81.25 million of proceeds from the sale of a non-controlling equity interest in ATV. Net cash used in financing activities for the year ended December 31, 2014 included payments totaling $79.7 million paid to the former stockholders of ATV in lieu of amounts that may have been due under the contingent consideration arrangement that resulted from the acquisition of ATV ($0.3 million remained accrued as a liability as of December 31, 2014 due to the timing of cash paid). Refer to Note 5 of our audited consolidated financial statements contained elsewhere in this Form 10-K for further information.

Net cash used in financing activities for the years ended December 31, 2015, 2014 and 2013 was also comprised of repurchases of our Class A common stock, including repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards. During the years ended December 31, 2015 and 2014, we did not repurchase any of our common stock other than repurchases to satisfy tax obligations related to the vesting of restricted stock awards. During the year ended December 31, 2013, we repurchased 1.3 million shares of our Class A common stock for $25.0 million under our stock repurchase program (refer to Note 16 of our audited consolidated financial statements contained elsewhere in this Form 10-K).

Contractual Obligations

As of December 31, 2015, we had contractual commitments to make the following payments (in thousands and on an undiscounted basis):

	Payments Due by Year
Contractual Cash Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Senior unsecured notes(1)	$—	$—	$—	$—	$300,000	$—	$300,000
Interest on senior unsecured notes(1)	20,625	20,625	20,625	20,625	20,625	—	103,125
Revolving credit facility(2)	60,000	—	—	—	—	—	60,000
Operating leases	28,844	27,733	25,557	22,717	21,802	235,977	362,630
Film production commitments(3)	57,985	45,809	6,508	—	—	—	110,302
Purchase obligations(4)	18,754	3,509	2,149	—	—	—	24,412
Other(5)(6)	5,885	949	954	960	314	3,105	12,167
Total contractual cash obligations	$192,093	$98,625	$55,793	$44,302	$342,741	$239,082	$972,636
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

(3)
Represents cash commitments to third parties, primarily related to the production of our episodic content. The timing of cash payments may change as it is dependent on the timing of our production schedule.

(4)
Excludes non-cancelable talent commitments as the payment dates associated with these commitments are dependent on the release dates of certain projects or upon completion of services provided to us. As of December 31, 2015, we had non-cancelable talent commitments totaling approximately $28.6 million that we expect to be payable over the next five years.

(5)
The table above does not include unrecognized tax benefits related to uncertain tax positions taken because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities. As of December 31, 2015, unrecognized tax benefits (excluding interest and penalties) totaled $14.5 million.

(6)
The table above does not include our contribution commitments to ODW. Pursuant to the Transaction and Contribution Agreement with ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of December 31, 2015, our remaining contribution commitments consisted of the following: (i) $33.0 million in cash (which is expected to be funded over the next two years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of ours and (iv) approximately $6.6 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 9 of the audited consolidated financial statements contained elsewhere in this Form 10-K.

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

Revenue Recognition

A significant portion our revenues are derived from our core feature film business. With respect to animated feature films distributed by our theatrical distributors, we recognize revenue from the distribution of such films when earned and reported to us by our distributors. Pursuant to our primary distribution and servicing arrangements, we recognize our feature film revenue net of reserves for returns, rebates and other incentives after the particular distributor has (i) retained its distribution fee, which is calculated as a percentage of revenues (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and (ii) recovered all of its permissible distribution and marketing costs with respect to our films on a title-by-title basis. For further information on the markets in which each of our primary distributors distributes our films, refer to "Part I—Item 1—Business—Distribution and Servicing Arrangements." Because third parties are the principal distributors of our films, the amount of revenue that we recognize from our films (as well as any other product distributed under these arrangements) in any given period is dependent on the timing, accuracy and sufficiency of the information we receive from our distributors. As is typical in the film industry, our distributors may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by our distributors in future periods to ensure that revenues are accurately reflected in our financial statements. To date, our distributors have not made, nor has the Company's management made, subsequent material adjustments to information provided by our distributors and used in the preparation of our historical financial statements.

Certain of our arrangements may qualify as multiple deliverable arrangements if the licensee is granted the right to exploit more than one of our titles or properties. The license period for each property under a multiple deliverable arrangement may vary by title or property. Revenue associated with multiple deliverable arrangements is allocated to each title or property based on relative selling price. In determining the relative selling price of each title or property, we consider a variety of factors including (but not limited to) the period of time a property or title has already been exploited in the marketplace, whether the title is a sequel, the duration of the license period being granted, the territories for which the license is being granted, similar arrangements and type of content or property being licensed. We record revenue for each property or title when it is available to the licensee for exploitation.

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

In addition, we and our distributors provide for future returns of home video product and for customer programs and sales incentives. We and our distributors calculate these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, which may include 100% return rights. Although we and our distributors allow various rights of return for our customers, we do not believe that these rights are critical in establishing return estimates, because other factors, such as our historical experience with similar types of sales, information we receive from retailers and our assessment of the product's appeal based on domestic box office success and other research, are more important to the estimation process.

Film and Other Inventory Costs Amortization

Capitalized film and television series/specials production costs are amortized, and participations and residuals are accrued, and included in costs of revenues in the proportion that a title's Current Revenue bears to its Ultimate Revenue in accordance with the individual-film-forecast-computation method. Therefore, the amount of capitalized production costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film or television series/special for such period. We make certain estimates and judgments of Ultimate Revenue to be recognized for each film or television series/special based on information received from our distributors or operating/strategic partners, our knowledge of the industry, as well as our historical experience. The factors that we consider in estimating Ultimate Revenue include past performance of our other titles, the perceived likeability of a title, actual performance (when available) at the box office or in markets currently being exploited, the title's release dates in each market, as well as consideration of other competitive titles releasing during the same timeframe and general economic conditions.

Ultimate Revenue includes estimates of revenue that will be earned over a period not to exceed 10 years from the date of initial release. Our estimates of Ultimate Revenue factor in a title's actual performance in each market (e.g., theatrical, home entertainment, consumer products), remaining markets (and territories) in which the title has yet to be released, additional developments related to new contracts for other distribution windows (e.g., on-demand, pay television, digital, etc.) and consumer product licensing opportunities. Due to the nature of our primary distribution arrangements, a portion of our estimate of future revenues is known to us, even though they have not been recognized in our financial results. Similarly, as a result of fixed arrangements and minimum guarantees that we have in place with respect to television distribution and consumer products licensing arrangements, there are other revenue streams that are essentially known to us even though they have not yet been recognized in our financial results. Depending upon where a specific film is within its lifetime release cycle, the amount of actual performance and estimates of revenues expected to be earned in the future markets of release vary. Prior to a title's initial release in its primary market, which for our feature films is the worldwide theatrical market, there is inherent uncertainty about a title's performance due to its dependency on audience acceptance. Once released into its initial primary market, our estimates of a title's performance in subsequent markets are further refined as we are able to obtain and analyze the impact of that title's initial performance on remaining estimates of Ultimate Revenue and future net cash flows. For example, historically, there has been a close correlation between the success of a film in the domestic box office market and the film's success in the international theatrical and worldwide home entertainment markets. Films that had achieved domestic box office success tended to experience success in the home entertainment and international theatrical markets. In recent years, the correlation between the domestic box office market and the international theatrical and worldwide home entertainment markets has weakened. While we continue to believe that domestic box office performance is a key indicator of a film's potential performance in these subsequent markets, we do not believe that it is the only factor influencing the film's success in these markets and recognize that a range of other market and film-specific factors can have a significant impact. Home entertainment sales vary based on a variety of factors including demand for our titles, the volume and quality of competing home entertainment products, marketing and promotional strategies, as well as economic conditions.

Estimates of Ultimate Revenue (and anticipated participation and residual costs) are reviewed periodically in the ordinary course of business and are revised as necessary. A change in any given period to the estimate of Ultimate Revenue for an individual title will result in an increase or decrease in the percentage of amortization of capitalized production costs (and accrued participation and residual costs) recognized in that period. Depending on the performance of a title, significant changes to future Ultimate Revenue may occur, which could result in significant changes to the amount of amortization of the capitalized production costs. An increase in the estimate of Ultimate Revenues will lower the percentage rate of amortization, while, conversely, a decrease in the estimate of Ultimate Revenues will raise the percentage rate of amortization. In addition to evaluating estimates of Ultimate Revenue, in estimating a film's performance, we also consider other factors which may be indicators that a title's carrying value is impaired. For example, we consider substantial delays in a title's completion or release schedule, significant costs incurred in excess of those originally forecasted or significant underperformance in a particular market as possible indicators that a title's carrying value may be impaired which may require a significant downward change in the estimate of a title's Ultimate Revenues. In the event that any one or a combination of these performance-related factors lead to a material change to our assessment of the recoverability of a title's carrying value, we evaluate the title's then-capitalized production costs for possible impairment by calculating the fair value of its capitalized costs (which is calculated using the net present value of the estimated remaining net cash flows to be generated for the title being evaluated). We derive these fair value measurements based on our assumptions about how market participants would price the asset. Due to the nature of these assets, market data for similar assets is not available. Key assumptions used in such fair value measurements include: (1) the discount rate applied to future cash flow streams, which is based on a risk-free rate plus a risk premium representing the risk associated with the type of property being exploited, (2) the performance in markets not yet released and (3) the number of years over which we estimate future net cash flows. If we determine that a title's current carrying value (unamortized capitalized production costs) is greater than its fair value, the title will be written down to fair value and the write-off will be recorded as an impairment charge.

For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is reduced after a film's initial theatrical release as the level of predictability becomes higher, and thus, to the extent that we record a material impairment charge, it generally occurs in the quarter of a film's initial theatrical release. For example, in November 2012, we released Rise of the Guardians, and, due to its weak worldwide performance, we recorded a material impairment charge in the amount of $86.9 million during the quarter ended December 31, 2012 (the period in which the film released). In the quarter ended March 31, 2014, we recorded an impairment charge of $57.1 million with respect to our film Mr. Peabody and Sherman, which was released in March 2014. Furthermore, a title's exposure to a material impairment charge generally declines over time (and most dramatically after a title's worldwide theatrical release) as the majority of a title's film costs are typically amortized within the first three years from initial release (approximately 50% and 80% within the first 12 months and three years, respectively).

Subsequent to a film's initial worldwide theatrical release, we may observe indicators of impairment such as lower-than-expected performance in home entertainment and other post-theatrical markets, which result in a reduction in our estimate of a film's Ultimate Revenues and may result in an impairment of the film in periods following its initial theatrical release. For example, Turbo was initially released in July 2013 in the domestic theatrical market and we recorded an impairment charge on the film during the quarter ended December 31, 2013.

We may also record a write-down of capitalized production costs for an unreleased film if our estimate of Ultimate Revenues for such unreleased title indicates that the capitalized production costs may not be recoverable. In such instances, we evaluate the title for impairment (as previously described) which could result in a pre-release write-down of the capitalized production costs.

As it relates to titles that have been impaired, additional impairments may be subsequently recorded if the uncertain components of our future revenues associated with those titles (e.g., those related to home entertainment sales) do not materialize as currently expected. For example, in October 2014, we released Mr. Peabody and Sherman into the domestic home entertainment market and such sales performed below our forecast. As a result, during the quarter ended December 31, 2014, we recorded a further impairment charge in the amount of $9.4 million. As of December 31, 2015, remaining unamortized capitalized production costs related to Mr. Peabody and Sherman were approximately $35.4 million. A reduction of 20% in our estimated future variable revenues attributable to Mr. Peabody and Sherman would not result in an additional impairment charge.

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

In addition, an acquisition may include a contingent consideration component, such as in our acquisition of ATV where the contingent consideration was to be based on whether certain earnings targets were met. Contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. We had derived the estimate of the ATV contingent consideration using a Monte Carlo simulation model that takes into account a probability-adjusted earnings measure. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of 15.0% (instead of 8.5%) or a volatility rate of 20.0% (instead of 32.6%) would change the estimated fair value of the contingent consideration from $95.0 million to $90.5 million and $103.5 million, respectively. This estimate was updated on a quarterly basis and any changes in the estimate, which were not considered an adjustment to the purchase price, were recorded in our consolidated statements of operations.

As a result of our various acquisitions, we have also acquired intangible assets which primarily consist of character rights. Upon an acquisition, we make estimates and assumptions as to whether each intangible asset identified has a definite life or is indefinite-lived. For example, character rights determined to have an indefinite life were due to the notoriety of the characters, as well as the strength and stability of the historical cash flows, which the Company believes will continue indefinitely. For each intangible asset classified as definite-lived, we make certain assumptions in order to assign each asset an economic useful life and to determine the pattern in which the intangible asset should be amortized, which would be a basis that aligns with the best estimate of the pattern of consumption of the asset over the individual asset's estimated useful life. The straight-line basis of amortization is used when the estimated cash flows from the assets are expected to be stable over the course of the assets' lives and not prone to significant volatility. For assets where the consumption pattern may fluctuate over time, the Company uses an amortization method that is based on the ratio that current gross revenues for the asset bear to the total of current and anticipated future gross revenues. These assumptions related to our acquired intangible assets are subjective and changes in these assumptions could have a material impact on our financial statements.

Goodwill and Indefinite-Lived Intangible Assets

As of December 31, 2015, we had goodwill and indefinite-lived intangible assets totaling $190.7 million and $69.4 million, respectively. We perform an annual impairment test of goodwill and indefinite-lived intangible assets, or sooner if indicators of impairment are identified.

Goodwill

In connection with the goodwill impairment test for each of our reporting units, we typically first perform a qualitative assessment to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying value. This qualitative assessment (commonly referred to as Step 0) includes reviewing factors such as changes since the most recently performed valuation of key assumptions used, market capitalization attributable to the reporting unit, profit and margin trends, forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, we perform a sensitivity analysis of any financial data that is included in this assessment to evaluate to what degree a change in financial assumption could change the conclusion of the qualitative assessment. As of October 1, 2015 (the date of our most recent goodwill impairment assessment), we elected to not perform the optional qualitative assessment and, instead, we calculated the fair value of each reporting unit and compared the amount to the reporting unit's carrying value (commonly referred to as Step 1). Key assumptions used in our Step 1 analysis for each reporting unit included the cash flow forecast, discount rate and terminal growth rate. We believe that the most significant assumption used was the cash flow forecast as this requires a significant amount of assumptions and estimates. In performing our goodwill test, we also perform sensitivity analysis of the key assumptions used to assess the degree to which an assumption could change that would cause a reporting unit to fail the Step 1 test. Based on the results of our goodwill test, we concluded that the fair value of each of our reporting units with goodwill (feature films, television series/specials, consumer products and ATV) was significantly greater than the respective carrying value of the reporting unit. As a result, no goodwill impairment was recorded for the year ended December 31, 2015.

As of December 31, 2015, $128.3 million of our total goodwill was attributable to our ATV reporting unit ("ATV Goodwill"). ATV Goodwill primarily represented the excess of the purchase price over the identifiable acquired net assets as of the time of acquisition. Based on the results of the most recent goodwill impairment test, the fair value of the ATV reporting unit was significantly in excess of its carrying value. In performing our annual ATV Goodwill impairment test, the most significant assumption is the forecast of future cash flows. Due to ATV's limited operating history, there is significant uncertainty in the underlying estimates of ATV's forecasted results of operations. Significant underperformance could lead to a significant revision of estimated profitability. This could result in performance of an interim ATV goodwill impairment test and, ultimately, a significant goodwill impairment charge.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist of character rights and are primarily exploited in the home entertainment, television and consumer products markets. We perform an annual qualitative assessment to determine whether it is more likely than not that the fair value of the assets (on an asset-by-asset basis) is less than its carrying amount. If it is determined that it is more likely than not that an indefinite-lived intangible asset's fair value is below its carrying value, then the fair value of the asset must be determined in order to conclude whether an impairment exists.

At the time of acquisition, the fair value of indefinite-lived intangible assets is determined under an income approach, which is largely based on a discounted cash flow analysis. Our annual qualitative assessment includes analyzing historical results and evaluating remaining future net cash flows expected to be attributable to each category of indefinite-lived assets. In addition, we consider whether there are any unique macro-economic or industry conditions that could impact the remaining cash flow forecasts. For the year ended December 31, 2015, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than its carrying amounts.

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

Stock-Based Compensation

We record employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of restricted stock units, restricted stock and performance-based restricted stock awards is determined based on the closing market price of our common stock on the date of grant. Estimates of the fair value of stock-based compensation awards are not intended to predict actual future events or the value ultimately realized by employees who receive such awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us. As of December 31, 2015, the total compensation cost related to unvested equity-based awards granted to employees (excluding equity awards with performance objectives deemed not probable of achievement) but not yet recognized was approximately $66.5 million. This cost will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.8 years. Additionally, management makes an estimate of expected forfeitures and we recognize compensation costs only for those equity awards expected to vest. We reassess our forfeiture rates, at least, on an annual basis. Changes in our forfeiture rate estimates are recorded in the period in which the change occurs.

For equity-based awards that contain performance-based measures, compensation costs are adjusted to reflect the estimated probability of vesting. Certain awards may also include thresholds whereby the amount of the award that ultimately vests is dependent on the level of performance ultimately achieved. Any impact on stock-based compensation expense resulting from changes in our estimate of the probability of an award vesting (or the level at which the award will vest) is recorded on a retrospective basis in the period of the change. Changes to the Company's assessment of the probability of achieving performance criteria or the satisfaction of such criteria for performance-based awards granted to employees could significantly affect compensation expense to be recognized in future periods.

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

We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax-planning strategies, forecasts of future taxable income and the number of years remaining prior to the expiration of our existing net operating loss carryforwards. In evaluating our forecasts, we also consider whether we will be able to generate future taxable income at sufficient levels to realize our deferred tax assets. Adjustments to our valuation allowance can have a significant impact on our operating results. For example, in the quarter ended December 31, 2010, we released $348.1 million of our valuation allowance because we had determined that it was more likely than not that we would be able to generate sufficient levels of future profitability to realize substantially all of our deferred tax assets. However, as a result of our recent cumulative losses, we concluded that, as of December 31, 2014, it was not more likely than not that we will be able to realize substantially all of our U.S. deferred tax assets. As a result, we recorded a valuation allowance in the amount of $338.9 million. As of December 31, 2015, we continue to believe that it is not more likely than not that we will be able to realize substantially all of our deferred tax assets.

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

At the time of our separation from Old DreamWorks Studios, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company's tangible and intangible assets (the "Tax Basis Increase"). The Tax Basis Increase was $1.61 billion, resulting in a potential tax benefit to us of approximately $595.0 million that is expected to be realized over 15 years, the amortization period for income tax purposes. The Tax Basis Increase is expected to reduce the amount of tax that we may pay in the future to the extent we generate taxable income in sufficient amounts in the future. We are obligated to remit to the affiliate of our former stockholder 85% of any such cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. If we do not generate sufficient taxable income to fully utilize the tax benefit from the Tax Basis Increase by the end of the 15-year amortization period, or 2019, our agreement with our former stockholder requires us to continue remitting 85% of any cash savings realized through the twentieth anniversary of the Tax Basis Increase, or 2024.

As a result of the valuation allowance recorded as of December 31, 2014 (as described above), we recorded a corresponding decrease in income tax benefit payable to former stockholder in the amount of $252.6 million, which reduced the payable to former stockholder to $10.5 million as of December 31, 2014. As of December 31, 2015, our payable to former stockholder was $20.8 million. If we release the valuation allowance in a subsequent period, it would result in an increase in payable to former stockholder presented on our consolidated balance sheets, which represents the portion of tax benefits that we would be obligated to remit to an affiliate of the former stockholder if such tax savings are realized.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. We are required to adopt the guidance on January 1, 2018. Early adoption is permitted but not earlier than the fiscal year beginning January 1, 2017. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). We do not expect that we will adopt this standard prior to January 1, 2018. We are currently in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on our consolidated financial statements. However, we currently believe that we will adopt the new guidance using the full retrospective approach.

For further details, as well as a discussion of other recent accounting pronouncements, please see Note 3 to the audited consolidated financial statements contained elsewhere in this Form 10-K.

Non-GAAP Measures

In addition to the financial results reported in accordance with U.S. GAAP, we have provided various Adjusted Income/Loss Measures (collectively, "non-GAAP measures"), which are further described and defined below. Adjusted Income/Loss Measures are not prepared in accordance with U.S. GAAP. Adjusted Income/Loss Measures provide a supplemental presentation of our operating performance and generally reflect adjustments for unusual or non-operational activities. We may not calculate Adjusted Income/Loss Measures in a manner consistent with the methodologies used by other companies. Adjusted Income/Loss Measures (a) do not represent our operating income or cash flows from operating activities as defined by U.S. GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered alternatives to net income, operating income, cash provided by operating activities or our other financial information as determined under U.S. GAAP. Our presentation of Adjusted Income/Loss Measures should not be construed as an implication that our future results will be unaffected by unusual items. We believe the use of Adjusted Income/Loss Measures on a consolidated basis assists investors in comparing our ongoing operating performance between periods.

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

The following is a reconciliation of each of the Company's GAAP measures (operating income/loss, net income/loss attributable to DreamWorks Animation SKG, Inc. and loss (or diluted earnings) per share) to the non-GAAP adjusted amounts (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014
Operating income (loss) — as reported	$16,439	$(300,043)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	2,394	43,393
Relocation and other employee-related costs(2)	6,459	—
Lease obligations and related charges(3)	1,319	—
Accelerated depreciation and amortization charges(4)	20,132	—
Film and other inventory write-offs(5)	—	155,452
Other contractual obligations(6)	—	11,229
Additional labor and other excess costs(7)	32,085	—
Total restructuring-related charges	62,389	210,074

Adjusted operating income (loss)	$78,828	$(89,969)

Net (loss) attributable to DreamWorks Animation SKG, Inc. — as reported	$(54,806)	$(309,614)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	2,394	43,393
Relocation and other employee-related costs(2)	6,459	—
Lease obligations and related charges(3)	1,319	—
Accelerated depreciation and amortization charges(4)	20,132	—
Film and other inventory write-offs(5)	—	155,452
Other contractual obligations(6)	—	11,229
Additional labor and other excess costs(7)	32,085	—
Total restructuring-related charges	62,389	210,074

Tax impact(8)	—	(19,537)

Adjusted net income (loss) attributable to DreamWorks Animation SKG, Inc.	$7,583	$(119,077)

	Year Ended December 31,
	2015	2014
Loss per share — as reported	$(0.64)	$(3.65)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	0.03	0.51
Relocation and other employee-related costs(2)	0.08	—
Lease obligations and related charges(3)	0.02	—
Accelerated depreciation and amortization charges(4)	0.23	—
Film and other inventory write-offs(5)	—	1.83
Other contractual obligations(6)	—	0.13
Additional labor and other excess costs(7)	0.37	—
Total restructuring-related charges	0.73	2.47

Tax impact(8)	—	(0.23)

Adjusted income (loss) per share	$0.09	$(1.41)
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

(3)
Lease obligations and related charges. Lease obligations and related charges largely consist of remaining rent expense that we incurred prior to the commencement of the subleases of our Northern California facility.

(4)
Accelerated depreciation and amortization charges. Accelerated depreciation and amortization charges consist of the incremental charges we incurred as a result of shortened estimated useful lives of certain property, plant and equipment due to the decision to exit our Northern California facility.

(5)
Film and other inventory write-offs. Film and other inventory write-offs (as presented in the table above) consist of only those capitalized production costs for unreleased titles that were written-off as part of our 2015 Restructuring Plan. In connection with this plan, we changed our creative leadership and we made certain decisions to change our future film slate (which included the decision to abandon certain projects and change creative direction on certain titles). These costs were expensed during the quarter ended December 31, 2014 due to the timing of these decisions. The Company excludes them for purposes of the Adjusted Income/Loss Measures as the amounts would not have been incurred during the Company's standard financial close procedures as these were changes that resulted from decisions to restructure the business.

(6)	Other contractual obligations. Other contractual obligations consist of amounts due to third parties as a result of the changes made to the Company's film slate as described in (5) above.

(7)
Additional labor and other excess costs. Additional labor consists of costs related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. Other excess costs are those due to the closure of our Northern California facility which primarily relate to costs that we incurred to continue to operate the facility until we begin to earn amounts under sublease arrangements.

(8)
Tax Impact. For the year ended December 31, 2014, the tax impact of non-GAAP adjustments was calculated at the Company's combined effective tax rate. However, for the year ended December 31, 2015, the Company's combined effective tax rate was (68.4)% and, as a result of the negative tax rate, the Company concluded that it would not be meaningful to calculate the tax impact for the current year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market and Exchange Rate Risk

Interest Rate Risk.    We are exposed to variable interest rates when we borrow under our revolving credit facility as our interest rate (per draw) is based on either (i) the lending banks' base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. If interest rates increased, our debt service obligations on the variable rate indebtedness would increase even though the amounts borrowed remained the same, and our net loss would increase. Our revolving credit facility allows us to have outstanding borrowings of up to $450.0 million at any one time. Assuming that we have $100.0 million outstanding on our revolving credit facility for a full fiscal year, a 1.0% fluctuation in interest rates would cause our annual interest expense (before consideration of interest capitalization) to increase or decrease by $1.0 million.

Foreign Currency Risk.    We are subject to foreign currency rate fluctuations because a major portion of our business, including our distributors' distribution of our films, is derived from foreign countries where a significant amount of the transactions are conducted in local currencies. Historically, because our films have generally been profitable internationally, we have benefited from a weaker U.S. dollar and have been adversely affected by a stronger U.S. dollar relative to any foreign currency. In addition, our films' foreign currency transactions contain to some degree a natural foreign currency hedge for receipts because certain significant offsetting distribution expenses are denominated in the same local currency.

While the information provided to us by our distributors does not enable us to isolate or precisely quantify the impact of any foreign currency's rate fluctuation on our earnings, our distributors do provide sufficient information to enable us to identify those foreign currencies to which we are primarily exposed and to make a general estimate of the impact of a percentage change in these foreign currencies on our reported earnings. During 2015, our most significant foreign currency exposures were with respect to the Euro and the British pound. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the U.S. Dollar and Euro and the U.S. Dollar and the British pound would have impacted our 2015 earnings by approximately $1.1 million and $0.8 million, respectively.

Item 8.	Financial Statements and Supplementary Data

The Index to Financial Statements and Supplemental Data is on page F-1 following the signature pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2015 based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2015 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders except for the information required by Item 401(b) of Regulation S-K, which is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See index on Page F-1.

(a)(2) Financial Statement Schedules

Not applicable.

(a)(3) and (b) Exhibits

The Exhibits listed in the Index to Exhibits (except for Exhibit 32.1, which is furnished with this Form 10-K), which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized on this 25th day of February, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY KATZENBERG	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
Jeffrey Katzenberg

/S/ FAZAL MERCHANT	Chief Financial Officer (Principal Financial Officer)	February 25, 2016
Fazal Merchant

/S/ EDWARD ALEMAN	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016
Edward Aleman

/S/ MELLODY HOBSON	Chairman of the Board of Directors	February 25, 2016
Mellody Hobson

/S/ HARRY BRITTENHAM	Director	February 25, 2016
Harry Brittenham

/S/ THOMAS E. FRESTON	Director	February 25, 2016
Thomas E. Freston

/S/ LUCIAN GRAINGE	Director	February 25, 2016
Lucian Grainge

/S/ JASON KILAR	Director	February 25, 2016
Jason Kilar

/S/ MICHAEL J. MONTGOMERY	Director	February 25, 2016
Michael J. Montgomery

/S/ MARY AGNES WILDEROTTER	Director	February 25, 2016
Mary Agnes Wilderotter

DREAMWORKS ANIMATION SKG, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of DreamWorks Animation SKG, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows present fairly, in all material respects, the financial position of DreamWorks Animation SKG, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2016

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$110,814	$34,227
Restricted cash	40	25,244
Trade accounts receivable, net of allowance for doubtful accounts (see Note 9 for related party amounts)	271,466	160,379
Receivables from distributors, net of allowance for doubtful accounts (see Note 9 for related party amounts)	230,569	271,256
Film and other inventory costs, net	820,454	827,890
Prepaid expenses	29,133	17,555
Other assets	73,924	40,408
Investments in unconsolidated entities	32,814	35,330
Property, plant and equipment, net of accumulated depreciation and amortization	37,765	180,607
Intangible assets, net of accumulated amortization	172,328	186,141
Goodwill	190,668	190,668
Total assets	$1,969,975	$1,969,705
Liabilities and Equity
Liabilities:
Accounts payable	$10,847	$9,031
Accrued liabilities	199,665	190,217
Payable to former stockholder	20,776	10,455
Deferred revenue and other advances	74,659	33,895
Deferred gain on sale-leaseback transaction	87,410	—
Revolving credit facility	60,000	215,000
Senior unsecured notes	300,000	300,000
Deferred taxes, net	17,778	16,709
Total liabilities	771,135	775,307
Commitments and contingencies (Note 15)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 106,907,772 and 105,718,014 shares issued, as of December 31, 2015 and 2014, respectively	1,069	1,057
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of December 31, 2015 and 2014	78	78
Additional paid-in capital	1,227,220	1,172,806
Accumulated other comprehensive loss	(3,642)	(1,827)
Retained earnings	707,978	762,784
Less: Class A Treasury common stock, at cost, 28,401,898 and 27,884,524 shares, as of December 31, 2015 and 2014, respectively	(789,186)	(778,541)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,143,517	1,156,357
Non-controlling interests	55,323	38,041
Total equity	1,198,840	1,194,398
Total liabilities and equity	$1,969,975	$1,969,705
 See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Revenues (see Note 9 for related party amounts)	$915,863	$684,623	$706,916

Operating expenses (income):
Costs of revenues	526,286	681,113	416,383
Selling and marketing	43,640	61,252	39,424
General and administrative	332,736	262,013	184,631
Product development	4,655	5,217	3,347
Change in fair value of contingent consideration	—	(16,500)	1,500
Other operating income (see Note 9 for related party amounts)	(7,893)	(8,429)	(14,709)
Operating income (loss)	16,439	(300,043)	76,340

Non-operating income (expense):
Interest expense, net	(23,334)	(11,866)	(57)
Other (expense) income, net	(9,650)	(14,361)	6,187
(Increase) decrease in income tax benefit payable to former stockholder	(17,673)	253,861	(675)
(Loss) income before loss from equity method investees and income taxes	(34,218)	(72,409)	81,795

Loss from equity method investees	15,491	13,808	6,891
(Loss) income before income taxes	(49,709)	(86,217)	74,904
Provision for income taxes	4,255	222,104	19,181
Net (loss) income	(53,964)	(308,321)	55,723
Less: Net income attributable to non-controlling interests	842	1,293	639
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(54,806)	$(309,614)	$55,084

Net (loss) income per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net (loss) income per share	$(0.64)	$(3.65)	$0.66
Diluted net (loss) income per share	$(0.64)	$(3.65)	$0.65
Shares used in computing net (loss) income per share
Basic	85,841	84,771	83,994
Diluted	85,841	84,771	85,293

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net (loss) income	$(53,964)	$(308,321)	$55,723
Other comprehensive (loss) income, net of tax:
Foreign currency translation losses	(1,815)	(1,227)	(913)
Comprehensive (loss) income	(55,779)	(309,548)	54,810
Less: Comprehensive income attributable to non-controlling interests	842	1,293	639
Comprehensive (loss) income attributable to DreamWorks Animation SKG, Inc.	$(56,621)	$(310,841)	$54,171

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Class A Treasury Common Stock		Total DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2012	110,526	$1,105	$1,057,452	$313	$1,017,314	25,662	$(730,568)	$1,345,616	$630	$1,346,246
Issuance of shares for stock option exercises and vesting of restricted shares	1,469	15	6,868	—	—	—	—	6,883	—	6,883
Stock-based compensation	—	—	35,781	—	—	—	—	35,781	—	35,781
Purchase of treasury shares	—	—	—	—	—	1,777	(37,656)	(37,656)	—	(37,656)
Foreign currency translation adjustments	—	—	—	(913)	—	—	—	(913)	—	(913)
Distributions to non-controlling interest holder	—	—	—	—	—	—	—	—	(45)	(45)
Net income	—	—	—	—	55,084	—	—	55,084	639	55,723
Balance at December 31, 2013	111,995	$1,120	$1,100,101	$(600)	$1,072,398	27,439	$(768,224)	$1,404,795	$1,224	$1,406,019
Issuance of shares for stock option exercises and vesting of restricted shares	1,562	15	12,528	—	—	—	—	12,543	—	12,543
Stock-based compensation	—	—	33,950	—	—	—	—	33,950	—	33,950
Purchase of treasury shares	—	—	—	—	—	445	(10,317)	(10,317)	—	(10,317)
Sale of non-controlling equity interest in AwesomenessTV, net of tax effect of $19,272	—	—	26,227	—	—	—	—	26,227	35,751	61,978
Foreign currency translation adjustments	—	—	—	(1,227)	—	—	—	(1,227)	—	(1,227)
Distributions to non-controlling interest holder	—	—	—	—	—	—	—	—	(227)	(227)
Net (loss) income	—	—	—	—	(309,614)	—	—	(309,614)	1,293	(308,321)
Balance at December 31, 2014	113,557	$1,135	$1,172,806	$(1,827)	$762,784	27,884	$(778,541)	$1,156,357	$38,041	$1,194,398
Issuance of shares for stock option exercises and vesting of restricted shares	1,190	12	(12)	—	—		—	—	—	—
Stock-based compensation	—	—	31,864	—	—	—	—	31,864	—	31,864
Purchase of treasury shares	—	—	—	—	—	518	(10,645)	(10,645)	—	(10,645)
Foreign currency translation adjustments	—	—	—	(1,815)	—	—	—	(1,815)	—	(1,815)
Capital contributions from non-controlling interest holders	—	—	22,562	—	—	—	—	22,562	17,438	40,000
Distributions to non-controlling interest holder	—	—	—	—	—	—	—	—	(998)	(998)
Net (loss) income	—	—	—	—	(54,806)	—	—	(54,806)	842	(53,964)
Balance at December 31, 2015	114,747	$1,147	$1,227,220	$(3,642)	$707,978	28,402	$(789,186)	$1,143,517	$55,323	$1,198,840
 See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net (loss) income	$(53,964)	$(308,321)	$55,723
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization and write-off of film and other inventory costs	441,207	625,567	360,480
Other impairments and write-offs	11,933	19,591	650
Amortization of intangible and other assets	23,596	14,544	10,475
Depreciation and amortization	30,196	6,491	4,459
Amortization of deferred financing costs	2,302	1,173	338
Amortization of deferred gain on sale-leaseback transaction	(1,993)	—	—
Stock-based compensation expense	21,156	19,302	18,531
Change in fair value of contingent consideration	—	(16,500)	1,500
Revenue earned against deferred revenue and other advances	(109,072)	(65,193)	(95,631)
Income related to investment contributions	(6,284)	(8,429)	(16,145)
Gain on sale of a technology project	—	—	(6,377)
Loss from equity method investees	15,491	13,808	6,891
Deferred taxes, net	1,062	222,066	20,394
Changes in operating assets and liabilities, net of the effects of acquisitions:
Restricted cash	25,201	(25,000)	—
Trade accounts receivable	(107,175)	(20,866)	(26,094)
Receivables from distributors	39,569	9,456	(17,430)
Film and other inventory costs	(411,444)	(484,285)	(440,416)
Intangible assets	—	—	1,021
Prepaid expenses and other assets	(60,613)	(32,827)	(9,459)
Accounts payable and accrued liabilities	14,804	22,627	44,975
Payable to former stockholder	10,321	(251,854)	(15,322)
Income taxes payable/receivable, net	(1,657)	(836)	449
Deferred revenue and other advances	167,873	97,041	127,980
Net cash provided by (used in) operating activities	52,509	(162,445)	26,992
Investing activities
Investments in unconsolidated entities	(18,136)	(20,645)	(19,451)
Proceeds from sale of a technology project	—	—	6,409
Purchases of property, plant and equipment	(22,729)	(34,358)	(39,385)
Acquisitions of character and distribution rights	—	(51,000)	—
Acquisitions, net of cash acquired	—	(12,605)	(32,120)
Net cash used in investing activities	(40,865)	(118,608)	(84,547)
Financing activities
Proceeds from stock option exercises	—	12,167	6,886
Deferred financing costs	(6,286)	—	(7,732)
Purchase of treasury stock	(10,645)	(10,318)	(37,656)
Borrowings from revolving credit facility	425,405	250,000	68,000
Repayments of borrowings from revolving credit facility	(580,405)	(35,000)	(233,000)
Proceeds from lease financing obligation	199,203	—	—
Repayments of lease financing obligation	(1,378)	—	—
Borrowings from senior unsecured notes	—	—	300,000
Contingent consideration payment	(335)	(79,665)	—
Proceeds from sale of non-controlling equity interest in ATV	—	81,250	—
Capital contributions from non-controlling interest holders	40,000	—	—
Distributions to non-controlling interest holder	(998)	(227)	—
Net cash provided by financing activities	64,561	218,207	96,498

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Effect of exchange rate changes on cash and cash equivalents	382	1,606	(2,722)
Increase (decrease) in cash and cash equivalents	76,587	(61,240)	36,221
Cash and cash equivalents at beginning of year	34,227	95,467	59,246
Cash and cash equivalents at end of year	$110,814	$34,227	$95,467
Non-cash investing activities:
Contingent consideration portion of business acquisition purchase price	$—	$—	$95,000
Intellectual property and technology licenses granted in exchange for equity interest	6,085	7,730	13,596
Services provided in exchange for equity interest	199	776	2,675
Total non-cash investing activities	$6,284	$8,506	$111,271
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$4,994	$1,209	$(1,693)
Cash paid during the year for interest, net of amounts capitalized	$23,719	$14,325	$—

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Business

The business of DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") is primarily devoted to the development, production and exploitation of animated films (and other audiovisual programs) and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising, licensing and other markets. The Company derives revenue from Twentieth Century Fox Film Corporation's worldwide (excluding China and South Korea) exploitation of its films in the theatrical and post-theatrical markets. Pursuant to a binding term sheet (the "Fox Distribution Agreement") entered into with Twentieth Century Fox and Twentieth Century Fox Home Entertainment, LLC (collectively, "Fox"), the Company has agreed to license Fox certain exclusive distribution rights and exclusively engage Fox to render fulfillment services with respect to certain of the Company's animated feature films and other audiovisual programs theatrically released during the five-year period beginning on January 1, 2013. As of July 1, 2014, Fox has also been licensed and engaged to render fulfillment services for the Company's feature films theatrically released prior to January 1, 2013 in theatrical, non-theatrical, home entertainment and digital media. The rights licensed to, and serviced by, Fox will terminate on the date that is one year after the initial home video release date in the United States ("U.S.") of the last film theatrically released by Fox during such five-year period, subject to licenses approved by the Company during such period that extend beyond such period. In addition, the Company continues to derive revenues from the distribution by Paramount Pictures Corporation, a subsidiary of Viacom Inc., ("Viacom"), and its affiliates (collectively, "Paramount") of its feature films released prior to January 1, 2013 pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). As of July 1, 2014, the Company reacquired certain distribution rights to its feature films from Paramount, which rights have been licensed to Fox (as noted above). The amount paid to reacquire these rights was recorded as a definite-lived intangible asset (see Note 8). Paramount will continue to exploit and render fulfillment services in the television and related media for feature films released prior to January 1, 2013 until the date that is 16 years after such film's theatrical release, and will continue to exploit and service certain other agreements with Paramount's sublicensees that remain in place after July 1, 2014. See Note 4 for further discussion of the Fox Distribution Agreement and the Paramount Agreements. The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. The Company's activities associated with its episodic series and AwesomenessTV ("ATV") business are generally not subject to the Company's distribution agreements with its theatrical distributors.

ATV is a multi-media platform company that generates revenues primarily from the production and distribution of content across a variety of channels, including short-form online video, theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements. On December 11, 2014, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with an affiliate of Hearst Corporation ("Hearst"). Pursuant to the Unit Purchase Agreement, Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. The Company is consolidating the results of this joint venture because the Company continues to retain control over the operations of ATV.

The Company continues to expand its library and increase the value of its intellectual property assets by developing and producing new episodic series and other non-theatrical content based on characters from its feature films. In addition, the Company has an extensive library of other intellectual property rights which can be exploited in various markets. The Company's activities also include technology initiatives as it explores opportunities to exploit its internally developed software.

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

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of December 31, 2015, the Company determined that it continued to have a variable interest in Oriental DreamWorks Holding Limited ("ODW") as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 9). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have deemed control of ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 9 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and short-term money market investments, primarily comprised of U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. As of December 31, 2015, approximately 58% of the Company's cash and cash equivalents was held by two of the Company's joint ventures which are fully consolidated.

Restricted Cash

As of December 31, 2014, restricted cash primarily represents cash accounts maintained by the ATV Joint Venture in which the Company owns a 75% interest. Pursuant to the venture's operating agreement, $25.0 million of the initial cash contribution could not be commingled with other corporate cash accounts and could only be used to fund the working capital of the ATV Joint Venture. As of December 31, 2015, the remaining balance of this restricted cash amount was zero.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Accounts Receivable

Trade accounts receivable primarily consists of the following: receivables from licensees of the Company's intellectual property for use in various ancillary markets (such as merchandising, theme parks and cruise ships), receivables from licensees of film catalog and television series/specials titles and receivables related to the distribution of home video product. The Company imputes interest on receivables that are expected to be collectible during a period that exceeds 12 months and at a rate that represents the Company's best estimate of the rate at which the debtor can obtain financing of a similar nature from other sources at the date of the transaction. As of December 31, 2015 and 2014, trade accounts receivable included receivables totaling $142.7 million and $85.1 million, respectively, which were reduced by unamortized discounts totaling $14.3 million and $5.1 million, respectively. Interest rates used to impute interest ranged from 3% to 14%.

The Company routinely reviews outstanding trade accounts receivable balances to determine whether an allowance for doubtful accounts should be recorded. The Company records an allowance for doubtful accounts for receivables on a specific identification basis.

Investments

Investments associated with the Company's non-qualified deferred compensation plan (see Note 17) are classified as available-for-sale. Such investments are recorded at fair value, based on quoted prices in active markets, and unrealized gains and losses are included in other comprehensive income (loss) until realized. For the years ended December 31, 2015, 2014 and 2013, unrealized gains and losses were not material. Investments are reviewed on a regular basis to evaluate whether a decline in fair value below cost is other than temporary. There were no other-than-temporary investment losses recorded for the years ended December 31, 2015, 2014 and 2013.

Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of December 31, 2015, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of December 31, 2015, the fair value and the carrying value of the senior unsecured notes was $308.0 million and $300.0 million, respectively. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term money-market investments, which are rated AAA, with several financial institutions. Such investments, which are included in "Cash and cash equivalents" on the accompanying consolidated balance sheets, are classified as available-for-sale and reported at fair value, based on quoted prices in active markets. There were no unrealized gains or losses associated with these investments at December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, the Company recorded interest income of $4.6 million, $4.6 million and $4.2 million, respectively, from these instruments.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of cost method investments is not estimated if there are no indicators of impairment. As of December 31, 2015 and 2014, the Company determined that certain of its cost and equity method investments were impaired and that the carrying values would not be fully recoverable, primarily due to the Company's concerns related to each of the investee's financial condition. The Company determined that the fair value of each investment was zero. As a result, for the years ended December 31, 2015 and 2014, the Company recorded impairment charges totaling $6.4 million and $17.1 million, respectively, related to certain of its cost method investments. In addition, during the year ended December 31, 2015, the Company recorded an impairment charge in the amount of $5.1 million related to one of its equity method investments.

Fair value related to both cost and equity method investments is estimated using significant unobservable inputs. Impairment charges related to cost and equity method investments are classified as other expense/income (net) on the Company's statements of operations.

Business Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting, whereby the purchase price (defined as the total consideration transferred to acquire the business) is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, expected use of the assets acquired, the expected cost to extinguish a liability, future cash flows to be generated from intellectual property and developing appropriate discount rates and market multiples. A change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. In applying the purchase method of accounting for a business acquisition, management may make adjustments to the fair value allocation, as of the acquisition date, during the measurement period (which is defined as a period of up to one year from the closing date of the acquisition) as a result of additional information obtained subsequent to the initial reporting of the acquisition. Such measurement period adjustments are presented on a retrospective basis for acquisitions that occurred prior to 2015. Adjustments made to the allocation of the purchase price, or adjustments made as a result of changes in estimates or assumptions, could impact the amount of assets, including goodwill, and liabilities, ultimately recorded on the Company's balance sheet and could impact its operating results subsequent to such acquisition.

Refer to Note 5 for further information related to the Company's acquisitions.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Controlling Interests

A non-controlling interest represents the other equity holder's interest in an entity that the Company consolidates. Non-controlling interests are classified as a separate component of equity in the Company's consolidated balance sheets and statements of equity. Net income and comprehensive income attributable to non-controlling interests are reflected separately from consolidated net income and comprehensive income in the consolidated statements of operations and statements of equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Each of the Company and a third-party, J Ward Production ("JWP"), owns a 50% equity interest in a joint venture operated by Bullwinkle Studios, LLC ("Bullwinkle Studios"). The Company is consolidating the results of this joint venture because the Company retains control over the operations of Bullwinkle Studios.

Additionally, on December 11, 2014, Hearst acquired a 25% equity interest in the ATV Joint Venture (as described in Note 1). As the Company continued to retain control over ATV, the transaction (including the tax effect) was recorded within equity.

In February 2015, the Company and a third-party entered into agreements forming a new entity to commercialize aspects of the Company's proprietary technology. The new entity is majority-owned and controlled by the Company and, accordingly, is consolidated by the Company. The Company's consolidated financial statements include a cash contribution from the original non-controlling interest holder in the amount of $15.0 million made at the time of formation of the new entity. Additionally, during the three months ended December 31, 2015, a second non-controlling interest holder made a cash contribution of $25.0 million, which was accounted for as an equity transaction. As a result of this transaction, the Company's equity interest in this venture was reduced from 80% to 64%.

Gross versus Net Revenue

Certain of the Company's feature films, television specials and other properties are primarily distributed and marketed by third party distributors. The Company evaluates its arrangements with third parties to determine whether revenue should be reported under each individual arrangement on a gross or net basis by determining whether the Company acts as the principal or agent under the terms of each arrangement. To the extent that the Company acts as the principal in an arrangement, revenues are reported on a gross basis, resulting in revenues and expenses being classified in their respective financial statement line items. Conversely, to the extent that the Company acts as the agent in an arrangement, revenues are reported on a net basis, resulting in revenues being presented net of any related expenses. Determining whether the Company acts as principal or agent is based on an evaluation of which party has substantial risks and rewards of ownership under the terms of an arrangement. The most significant factors that the Company considers include identification of the primary obligor, as well as which party has general and physical inventory risk, credit risk and discretion in the supplier selection. The Company's primary distribution arrangements, which are those for its theatrical releases, are recorded on a net basis as a result of the evaluation previously described. Revenues and costs related to the Company's non-feature film content are typically recorded on a gross basis.

Revenue Recognition

The Company recognizes revenue from the distribution of its animated feature films when earned and reported to it by its distributors. Pursuant to the Company's distribution arrangements with Fox, Paramount and ODW, the Company recognizes revenues derived from its feature films net of reserves for returns, rebates and other incentives after the particular distributor has retained its respective distribution fees (without deduction for any distribution and marketing costs or third-party distribution and fulfillment services fees) and recovered all of its permissible distribution and marketing costs with respect to the Company's films on a title-by-title basis. Fox retains a fee of 8.0% of all theatrical gross receipts and home video gross receipts, except in connection with certain pay television and video-on-demand rights and other digital distribution rights, for which the fee is 6.0%. Paramount retains a distribution fee of 8.0% of revenues across all markets. ODW retains a fee of 8.0% of all gross receipts for the markets in which it distributes. For further discussion of the Company's primary distribution arrangements, refer to Note 4.

Additionally, because third parties are the principal distributors of the Company's films, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from its distributors. As is typical in the film industry, the Company's distributors may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company's operating results in later

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by its distributors in future periods to ensure that revenues are accurately reflected in the Company's financial statements. To date, the distributors have not made, nor has the Company made, subsequent material adjustments to information provided by the distributors and used in the preparation of the Company's historical financial statements.

Revenue from the theatrical exhibition of films is recognized at the later of when a film is exhibited in theaters or when revenue is reported by the Company's distributors.

Revenue from both free and pay television licensing agreements for the Company's films is recognized at the later of the time the production is made available for exhibition in those markets or it is reported by its distributors.

The Company has also entered into licensing arrangements directly with third parties to digitally distribute its feature film and television series/specials content. Such revenues are recorded on a gross basis as they are not typically subject to the distribution arrangements with the Company's primary distributors and, accordingly, the Company receives payment and records revenues directly from third parties. Revenues generated under these licensing arrangements is recognized at the later of the time when the content has been delivered to and accepted by the licensee or the commencement of the license term.

Revenue from the sale of feature film home video units is recognized at the later of when product is made available for retail sale and when sales to customers are reported by third parties, such as fulfillment service providers or distributors. Revenue from the sale of home video units for other content (such as television series/specials) is recorded on a gross basis (because the Company is considered the principal in the transactions) and is recognized when the criteria for revenue recognition have been met. Certain of the Company's home video distribution arrangements for its non-feature film content include non-refundable, but recoupable, minimum guarantees. Minimum guarantees that are not fully recouped are recognized as revenue once the minimum guarantee period has expired and the Company is able to determine the amount of remaining revenues to be recognized. The criteria the Company evaluates to determine whether it is able to recognize revenue include persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered, risk of inventory loss has transferred and collectibility is reasonably assured.

In addition, the Company and its distributors provide for future returns of home video product and for customer programs and sales incentives. The Company and its distributors calculates these estimates by analyzing a combination of historical returns, current economic trends, projections of consumer demand for the Company's product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. Customers are typically given varying rights of return, which may include 100% return rights. Although the Company and its distributors allow various rights of return for customers, management does not believe that these rights are critical in establishing return estimates, because other factors, such as historical experience with similar types of sales, information received from retailers and management's assessment of the product's appeal based on domestic box office success and other research, are more important to the estimation process.

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

Certain of the Company's arrangements may qualify as multiple deliverable arrangements if the licensee is granted the right to exploit more than one of the Company's titles or properties. The license period for each property under a multiple deliverable arrangement may vary by title or property. Revenue associated with multiple deliverable arrangements is allocated to each title or property based on relative selling price. In determining the relative selling price of each title or property, the Company considers a variety of factors including (but not limited to) the period of time a title or property has already been exploited in the marketplace, whether the title is a sequel, the duration of the license period being granted, the territories for which the license is being granted, similar arrangements and type of content or property being licensed. Revenue for each title or property will be recognized when it is available to the licensee for exploitation.

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

Costs of Revenues

Film and Other Inventory Costs.    The production costs of the Company's animated feature films, television series/specials and other content are stated at the lower of cost less accumulated amortization, or fair value. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films or television products. A significant portion of the Company's resources are dedicated to the production of its film and television product. Capitalized production overhead does not include selling and marketing and general and administrative expenses. Interest expense, if any, is capitalized into film costs while the film is in the "in production" phase. In addition to the films and television series/specials being produced, costs of productions in development are capitalized as development film costs and are transferred to film production costs when a film or television series/special is set for production. In the event a film or television series/specials is not set for production within three years from the time the first costs are capitalized or the film or television series/specials is abandoned, all such costs are generally expensed.

Film and Other Inventory Costs Amortization.    Once a feature film, television series/special or other content is released, capitalized production costs are amortized and participations and residual costs are accrued on an individual title basis in the proportion that the revenue during the period for each title ("Current Revenue") bears to the estimated remaining total revenue to be recognized from all sources for each title ("Ultimate Revenue"). The amount of film and other inventory costs that is amortized each period will depend on the ratio of Current Revenue to Ultimate Revenue for each film, television series/special or other content for such period. The Company makes certain estimates and judgments of Ultimate Revenue to be recognized for each title based on information received from its distributor or its operating partners, as well as its knowledge of the industry and historical experience. Ultimate Revenue does not include estimates of revenue that will be earned more than 10 years from a film's initial theatrical release date. Ultimate Revenue for television series/specials does not include estimates of revenue that will be earned more than 10 years from the date of delivery of the first episode.

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

Unamortized film, television series/specials and other production costs are evaluated for impairment each reporting period on a title-by-title basis to determine whether there are indicators of impairment. If there are indicators of impairment, the Company will determine the fair value of the unamortized costs for the title and the excess of the carrying value above the fair value is written off and the amount is classified as costs of revenues in the consolidated statements of operations and as amortization and write-off of film and other inventory costs in the consolidated statements of cash flows. The Company estimates the fair value of its film and other inventory costs by calculating the net present value of the estimated remaining net cash flows to be generated for the title being evaluated. The Company bases these fair value measurements on unobservable inputs derived from the Company's assumptions about how market participants would price the asset. Due to the nature of these assets, market data for similar assets is not available. Key assumptions used in such fair value measurements include: (1) the discount rate applied to future cash flow streams, which is based on a risk-free rate plus a risk premium representing the risk associated with the type of property being exploited, (2) the performance in markets not yet released and (3) the number of years over which the Company estimates future net cash flows. The Company considers the sensitivity of these inputs in assessing its assumptions. See Note 6 for further information related to the impairment evaluation of film and other inventory costs. Additionally, on occasion, the Company may change the creative direction of, or abandon, one or more of the Company's

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

films or other projects after being placed into production. As a result, amounts previously capitalized as production costs may be expensed.

Other.    Costs of revenues also include manufacturing costs related to physical inventory product sales and amortization of certain intangible assets that directly correlate with revenues generated (this primarily consists of character rights).

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

Advertising and marketing expenses that are not captured under the distribution and servicing arrangements, which are those primarily associated with the Company's merchandising and promotional activities and television series/specials, are expensed as incurred by the Company. During the years ended December 31, 2015, 2014 and 2013, the Company incurred advertising and marketing expenses totaling $23.5 million, $31.1 million and $14.9 million, respectively.

General and Administrative Expense

General and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance, fees for professional services and restructuring-related charges.

Product Development Expense

The Company records product development costs, which primarily consist of research and development costs related to its technology initiatives. Product development costs incurred prior to reaching the application development or technological feasibility stage are expensed. Certain software development costs incurred after reaching the application development stage (in the case of internally developed software and software as a service) or the technological feasibility stage (in the case of software to be sold, leased or marketed) are capitalized. Capitalized software developed for internal use is classified as a component of property, plant and equipment, while software developed for external purposes is classified within other assets.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other operating income also consists of amounts earned under sublease arrangements and amortization of the deferred gain on the Company's sales leaseback transaction. During the year ended December 31, 2013, other operating income also included a gain of $6.4 million from the sale of one of the Company's technology projects.

Stock-Based Compensation

The Company records employee stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Estimates of the fair value of stock-based compensation awards are not intended to predict actual future events or the value ultimately realized by employees who receive such awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. Changes to the Company's assessment of the probability of achieving performance criteria or the satisfaction of such criteria for performance-based awards granted to employees could significantly affect compensation expense to be recognized in future periods. See Note 18 for further information related to the Company's stock-based compensation awards.

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

At the time of the Company's separation from the entity then known as DreamWorks L.L.C. ("Old DreamWorks Studios") in 2004, affiliates controlled by a former stockholder entered into a series of transactions that resulted in a partial increase in the tax basis of the Company's tangible and intangible assets ("Tax Basis Increase"). This Tax Basis Increase was initially $1.61 billion, with the potential to reduce the amount of tax that the Company may pay in the future, to the extent the Company generates sufficient future taxable income, by $595.0 million. The Company is obligated to remit to the affiliate of the former stockholder 85% of any such cash savings under this "Stockholder's Tax Agreement" in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to the Company. The effect of the Tax Basis Increase on the Company's deferred tax assets was initially recognized in equity. Subsequent remeasurements of the deferred tax assets related to the Tax Basis Increase are recorded in the Company's statements of operations.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets used in operations for impairment losses on an annual basis or when indicators of impairment are present. If the Company determines that indicators of impairment exist, the undiscounted cash flows estimated to be generated by those assets are compared to the assets' carrying amount. If the undiscounted cash flows are less

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than the assets' carrying amount, then the assets are deemed to not be recoverable from future cash flows and an impairment calculation is performed by determining the fair value of any impaired assets. The amount that an asset's carrying value exceeds the fair value is recorded as an impairment loss. The Company has not identified any such impairment indicators or recorded any impairment losses on long-lived assets for the years ended December 31, 2015, 2014 and 2013.

Goodwill and Other Intangible Assets

The Company performs a goodwill impairment test on an annual basis, or sooner if indicators of impairment are identified. In connection with the goodwill impairment test, the Company typically first performs a qualitative assessment which includes reviewing factors such as changes since the most recently performed valuation of key assumptions used, market capitalization attributable to each reporting unit where goodwill is assigned, profit and margin trends and forecasts, macro-economic conditions, industry conditions and analyst reports. In addition, the Company performs sensitivity analysis of any financial data that is included in this assessment.

The Company performed its annual assessment of goodwill as of October 1, 2015. For 2015, the Company elected to not perform the optional qualitative assessment and, instead, the Company calculated the fair value of each reporting unit and compared the amount to the reporting unit's carrying value. As a result of the assessment, the Company concluded that the fair value of reporting units where goodwill has been assigned was more than the reporting units' respective carrying amount, and accordingly, no impairment was recorded during the year ended December 31, 2015. The Company's October 2014 and 2013 annual goodwill impairment tests also resulted in no impairment.

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

In addition, indefinite-lived intangible assets are reviewed annually to determine whether it is more likely than not that the fair value of the assets (on an asset-by-asset basis) is less than its carrying amount. The Company's qualitative assessment includes an evaluation of remaining future net cash flows expected to be attributable to the intangible assets, macro-economic conditions and industry conditions. After taking into consideration all factors, both positive and negative in the aggregate, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than its carrying amounts for the years ended December 31, 2015, 2014 and 2013.

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

Foreign Currency

The financial position and results of operations of the Company's foreign subsidiaries are determined, typically, using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date, except for certain investment and equity accounts which are translated at historical exchange rates. Income statement accounts are translated at average exchange rates in effect during each financial period. Foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders' equity.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency gains and losses related to intercompany transactions are classified in accumulated other comprehensive income if settlement is not planned or anticipated in the foreseeable future. Gains or losses related to intercompany transactions where settlement is anticipated, or those that result from the remeasurement of receivables and payables denominated in currencies other than the functional currency of an entity, are included as a component of other income/expense (net).

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income consists primarily of foreign currency translation adjustments that result from the consolidation of its foreign entities. The net income attributable to the non-controlling interests is presented in the Company's consolidated statements of operations. There is no other comprehensive income or loss attributable to the non-controlling interests.

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

In February 2015, the FASB issued an accounting standards update to amend existing guidance relating to the evaluation of certain legal entities for potential consolidation. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. In addition, the amendments modify the guidance on evaluating whether a fee paid to a decision maker or a service provider represents a variable interest and whether it should be included in the evaluation of the economics criterion in determining which party is the primary beneficiary of a VIE. In accordance with the accounting standards update, companies are required to reevaluate all legal entities that are considered VIEs to determine whether there is a change in the conclusion as to whether the VIE should be consolidated. The guidance is effective for the Company's fiscal year beginning January 1, 2016, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2016. The Company does not expect an impact on its consolidated financial statements as a result of adopting the guidance.

In May 2014, the FASB issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the model is to recognize revenue when control of goods or services transfers to the customer and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services that have transferred. Under current U.S. GAAP, the Company recognizes revenue when the risks and rewards of ownership transfer to the customer. In addition, the new

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. The guidance is effective for the Company's fiscal year beginning January 1, 2018, including interim periods within that fiscal year. Early adoption is permitted but no earlier than the Company's fiscal year beginning January 1, 2017. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). The Company does not expect that it will early adopt this standard. The Company is in the process of determining the method of adoption, as well as evaluating the impact that the new standard will have on its consolidated financial statements. However, the Company currently expects that it will adopt the new guidance under the full retrospective approach.

4.	Distribution and Servicing Arrangements

The following table summarizes certain of the key terms related to the primary distribution arrangements under which the Company's films are distributed (which is followed by further detail of each of these arrangements):

Agreement Provision	Paramount Agreements	Fox Distribution Agreement
Films Covered By Agreement	All films released between February 2000 and December 31, 2012	(i) All films released theatrically between January 1, 2013 and December 31, 2017 (ii) Previously released films as distribution rights become available (e.g., films released prior to February 2000)
Rights	Television and related media (e.g., subscription video-on-demand and free video-on-demand)	(i) All rights for films released prior to February 2000 and after January 1, 2013 (ii) Theatrical, non-theatrical, home entertainment and digital transactional rights for other feature films
Territory	Worldwide	Worldwide, excluding China and South Korea
Minimum Film Commitment	13 pictures	None
Retained Rights	All rights not expressly granted, including derivative productions, theme park, merchandising, music and commercial tie-ins and promotions
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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Paramount.    Pursuant to the Paramount Agreements, the Company initially granted Paramount and its affiliates the right to distribute its feature films in theatrical, home entertainment and television markets on a worldwide basis. The Company's feature film Rise of the Guardians, which was released in November 2012, was the last film released in theaters pursuant to the Paramount Agreements. The Company has since reacquired rights to these films from Paramount, other than television and related media, and licensed these rights to Fox, as described above. The Company's films distributed by Paramount by means of television and related media will generally be subject to the terms of any sub-distribution, servicing and licensing agreements entered into by Paramount that the Company has pre-approved. Paramount has the right to continue to exploit the films it was licensed by means of television and related media for 16 years from the film's initial general theatrical release. The rights to the Company's first two theatrical releases have reverted back to the Company and have been licensed to Fox. The rights to other pictures will continue to revert back as each picture's 16-year term expires, and such rights will be licensed to Fox if such rights revert during Fox's Output Term.

The Paramount Agreements provide that DreamWorks Animation is responsible for all of the costs of developing and producing its films, including participation and residual costs, and Paramount is generally responsible for all out-of-pocket costs, charges and expenses incurred in the distribution (including prints and the manufacture of home video units), advertising, marketing, publicizing and promotion of each film. The Paramount Agreements also provide that Paramount is entitled to (i) retain a fee of 8.0% of revenue (without deduction of any distribution or marketing costs, and third-party distribution and fulfillment services fees) and (ii) recoup all of its permissible distribution and marketing costs and home video fulfillment costs with respect to the Company's films on a title-by-title basis prior to the Company receiving any proceeds. If a film does not generate revenue in all media, net of the 8.0% fee, sufficient for Paramount to recoup its expenses under the Paramount Agreements, Paramount will not be entitled to recoup those costs from proceeds of the Company's other films and the Company will not be required to repay Paramount for such unrecouped amounts.

Other.    Also beginning in 2013, the Company's films are distributed in China and South Korea territories by separate distributors in each of these territories. The key terms of the Company's distribution arrangements with its Chinese and South Korean distributors are largely similar to those with Fox and Paramount such that the Company also recognizes revenues earned under these arrangements on a net basis. The Company's distribution partner in China is a subsidiary of ODW, which is a related party (See Note 9).

5.	Acquisitions

2014 Acquisitions

The Company entered into an Agreement and Plan of Merger and Reorganization (the "Big Frame Merger Agreement”) pursuant to which, on April 7, 2014 (the "Big Frame Closing Date"), a wholly-owned subsidiary of the Company merged with and into Big Frame, Inc. ("Big Frame"). As a result of this transaction, Big Frame became a wholly-owned subsidiary of the Company. Big Frame is an online multi-channel network. The goodwill that resulted from the acquisition represents the

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential synergies between Big Frame and the Company's multi-channel network presence on the Internet and is not deductible for tax purposes.

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

During the three months ended March 31, 2015, the Company identified measurement period adjustments to previous purchase accounting estimates for the acquisitions of Big Frame and Felix the Cat, which were primarily related to the finalization of net working capital adjustments. These adjustments were immaterial and were applied retrospectively to the acquisition date. Accordingly, the Company's consolidated balance sheet as of December 31, 2014 has been adjusted to reflect the effects of the measurement period adjustments. As a result of the final purchase price allocations, the Company's total cash consideration for these two transactions totaled approximately $34.8 million and the primary assets acquired were identifiable intangible assets of $22.3 million and resulting goodwill of $11.4 million. The results of operations for these two acquisitions have been included in the Company's consolidated financial statements since their respective closing dates and had an immaterial impact for the year ended December 31, 2014.

AwesomenessTV

On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, on May 3, 2013 (the "ATV Closing Date"), a wholly-owned subsidiary of the Company ("the Merger Sub") merged with and into AwesomenessTV, Inc. As a result of this transaction, ATV became a wholly-owned subsidiary of the Company.

The Company's total consideration for this transaction, as of the date of acquisition, totaled $128.5 million, including an accrual for estimated contingent consideration of $95.0 million. The following table outlines the components of consideration for the transaction (in thousands):

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

The estimated fair value of the contingent consideration arrangement at the acquisition date was $95.0 million. The key assumptions in applying the income approach were as follows: an 8.5% discount rate, volatility of 32.6% and a probability-adjusted earnings measure for ATV of $25.0 million for 2014, and $41.0 million for 2015. Changes in one or more of the key assumptions could lead to a different fair value estimate of the contingent consideration. For example, using a discount rate of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.0% or a volatility rate of 20.0% would change the estimated fair value of the contingent consideration to $90.5 million and $103.5 million, respectively. Under the original Merger Agreement, the maximum contingent consideration that could be earned was $117.0 million. The estimate of contingent consideration liability increased to $96.5 million as of December 31, 2013 in comparison to the amount recorded as of the ATV Closing Date primarily due to the passage of time, timing of cash flows and changes in the Company's credit risk adjusted rate used to discount obligations to present value. The estimate of the contingent consideration liability decreased to $86.8 million as of September 30, 2014. The decrease was primarily due to the inclusion of a probability-weighted factor in the Company's determination of the fair value of the contingent consideration liability as of September 30, 2014 as a large portion of the forecasted adjusted EBITDA was expected to occur in November and December 2014 in connection with certain potential licensing and distribution agreements. The change in estimate was recorded as a gain in the consolidated statements of operations.

On December 11, 2014, the Company and the former ATV stockholders entered into an amendment to the Merger Agreement. The amendment provided for a fixed payment totaling $80.0 million (the majority of which was paid in December 2014) to such stockholders in lieu of the contingent consideration specified in the original Merger Agreement. As a result, the Company's contingent liability was reduced to zero and a gain in the amount of $6.8 million and $16.5 million for the three- and 12-month periods ended December 31, 2014, respectively, was recorded in the consolidated statements of operations as a change in fair value of contingent consideration.

6.	Film and Other Inventory Costs

Film, television and other inventory costs consist of the following (in thousands):

	December 31,
	2015	2014
In release, net of amortization:
Feature films	$227,372	$392,186
Television series and specials	124,911	67,803
In production:
Feature films	308,114	206,240
Television series and specials	50,810	62,426
In development:
Feature films	99,541	88,200
Television series and specials	846	1,118
Product inventory and other(1)	8,860	9,917
Total film, television and other inventory costs, net	$820,454	$827,890
____________________

(1)
As of each of December 31, 2015 and 2014, this category included $6.7 million of physical inventory of certain DreamWorks Animation and Classic Media titles for distribution primarily in the home entertainment market.

The Company anticipates that approximately 43% and 79% of the above "in release" film and other inventory costs as of December 31, 2015 will be amortized over the next 12 months and three years, respectively.

The Company evaluates its film and other inventory costs to determine whether the unamortized capitalized costs of any titles have a fair value that is less than its carrying value. Refer to Note 2 for a description of the Company's accounting policy related to evaluating film and other inventory costs for impairment. During the years ended December 31, 2015, 2014 and 2013, the Company performed fair value analysis to determine whether the unamortized film inventory costs for certain of its titles were impaired as a result of the lower-than-expected performance of the titles. Key assumptions used in the fair value measurements were discount rates ranging from 7% to 11% and estimated remaining cash flows over a period of approximately 10 to 15 years. Impairment charges recorded on film and other inventory costs were immaterial for the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, the Company recorded impairment charges totaling $99.1 million (primarily related to The Penguins of Madagascar and Mr. Peabody and Sherman) and $20.2 million (of which $13.5 million related to Turbo), respectively, resulting in remaining carrying values totaling $217.2 million and $102.3 million as of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014 and 2013, respectively. A change in the discount rate of 1.0% would change the fair value measurements by $3.4 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively.

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

Film and other inventory impairment and other write-off charges are recorded as costs of revenues in the Company's statements of operations.

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Gross	Accumulated Depreciation and Amortization	Net
As of December 31, 2015:
Leasehold improvements(1)	$8,660	$(2,830)	$5,830
Furniture and equipment	21,258	(13,780)	7,478
Computer hardware and software	108,236	(91,145)	17,091
Construction in progress	7,366	—	7,366
Total property, plant and equipment	$145,520	$(107,755)	$37,765

As of December 31, 2014:
Land, buildings and improvements	$221,660	$(81,201)	$140,459
Furniture and equipment	24,336	(13,880)	10,456
Computer hardware and software	99,010	(80,342)	18,668
Construction in progress	11,024	—	11,024
Total property, plant and equipment	$356,030	$(175,423)	$180,607
____________________

(1)	As of December 31, 2015, the Company no longer owned any buildings or building improvements as a result of a sales leaseback transaction (see Note 12 for further information).

For the years ended December 31, 2015, 2014 and 2013, the Company recorded depreciation and amortization expense (other than film amortization) of $43.0 million, $29.1 million and $29.8 million, respectively, of which $13.8 million, $24.0 million and $25.5 million, respectively, was capitalized as film production costs.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Intangible Assets

As of December 31, 2015 and 2014, intangible assets included $69.4 million of indefinite-lived intangible assets comprised of character rights. In addition, intangible assets included definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of December 31, 2015:
Character rights	13.9	$99,000	$(21,150)	$(2,734)	$75,116
Distribution rights	11.2	30,000	(4,671)	—	25,329
Programming content	2.0	11,200	(11,200)	—	—
Trademarks and trade names	10.0	1,410	(356)	—	1,054
Other intangibles	4.4	2,700	(1,271)	—	1,429
Total		$144,310	$(38,648)	$(2,734)	$102,928

As of December 31, 2014:
Character rights	13.9	$99,000	$(15,101)	$(568)	$83,331
Distribution rights	11.2	30,000	(1,604)	—	28,396
Programming content	2.0	11,200	(9,333)	—	1,867
Trademarks and trade names	10.0	1,410	(216)	—	1,194
Other intangibles	4.4	2,700	(747)	—	1,953
Total		$144,310	$(27,001)	$(568)	$116,741

Amortization of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $11.6 million, $14.5 million and $10.5 million, respectively. The Company expects to record amortization over the next five years as follows (in thousands):

2016	$11,690
2017	13,595
2018	10,362
2019	11,453
2020	12,609
Total	$59,709

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	December 31,
	December 31, 2015	2015	2014
Oriental DreamWorks Holding Limited	45.45%	$16,804	$17,422
All Other(1)	19.9%-50.0%	10	6,029
Total equity method investments		16,814	23,451

Total cost method investments(1)		16,000	11,879
Total investments in unconsolidated entities		$32,814	$35,330
____________________

(1)	Refer to Note 2 for information on the impairment of certain equity and cost method investments.

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

Loss from equity method investees consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Oriental DreamWorks Holding Limited(1)	$14,527	$11,127	$5,352
All Other	964	2,681	1,539
Loss from equity method investees	$15,491	$13,808	$6,891

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of losses incurred by ODW from the period beginning and ending one month prior to the period shown in the table.

The following table presents summarized financial information for ODW(1) (in thousands):

	December 31,
	2015	2014
Current assets	$49,427	$58,195
Noncurrent assets	$73,340	$81,178
Current liabilities	$28,114	$37,084
Noncurrent liabilities	$233	$319

	Year Ended December 31,
	2015	2014	2013
Revenues	$20,554	$29,921	$21,913
Costs of revenues	$13,848	$27,528	$20,944
Net loss	$34,431	$27,735	$14,232
____________________

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The financial information presented in this table does not present summarized financial information for the Company's other equity method investees as the amounts are de minimus.

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $17.0 million had been funded as of December 31, 2015, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $44.1 million had been satisfied as of December 31, 2015). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the year ended December 31, 2013, the Company's consolidated statements of operations included $7.8 million of revenues recognized in connection with non-cash contributions made to ODW. The Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $6.3 million, $8.4 million and $8.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company's remaining contributions consisted of the following: (i) $33.0 million in cash (which is expected to be funded over the next two years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the licenses of technology and certain other intellectual property of the Company and (iv) approximately $6.6 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

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

	Year Ended December 31,
	2015	2014
Company's venture-level equity	$42,914	$46,345
Technology and intellectual property licenses(1)	(6,833)	(12,714)
Other(2)	(19,277)	(16,209)
Total ODW investment recorded	$16,804	$17,422
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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China (beginning with The Croods). In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned primarily through ODW's distribution of its feature films of $6.2 million, $17.4 million and $16.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the Company's consolidated balance sheets included receivables from ODW of $4.7 million and $7.1 million, respectively, which were classified as a component of trade accounts receivable, and $1.1 million and $19.0 million, respectively, which were classified as a component of receivables from distributors.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Employee compensation	$85,616	$67,084
Participations and residuals	46,562	50,646
Interest payable	8,069	7,951
Deferred rent	10,446	11,049
Other accrued liabilities	48,972	53,487
Total accrued liabilities	$199,665	$190,217

As of December 31, 2015, the Company estimates that over the next 12 months, it will pay approximately $21.7 million of its accrued participation and residual costs.

11.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of December 31, 2015 and 2014 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

			Amounts Earned
	Balance at December 31,		For the Year Ended December 31,
	2015	2014	2015	2014	2013
Deferred Revenue(1)	$25,035	$1,074	$29,082	$13,186	$23,350
Strategic Alliance/Development Advances(2)	1,826	1,667	32,319	30,741	31,622
Other(3)(4)	47,798	31,154	72,421	58,339	62,083
Total deferred revenue and other advances	$74,659	$33,895
____________________

(1)	Deferred revenue consists of those arrangements related to the licensing of content for distribution in the home entertainment, television and new media markets.

(2)
The Company has strategic alliances with various technology companies pursuant to which the companies are permitted to promote themselves as DreamWorks Animation's preferred technology provider in exchange for advancing the Company specified annual amounts. In addition, under the agreements, the Company makes purchases of the technology companies' equipment. During the years ended December 31, 2015, 2014 and 2013, of the total amounts earned against the "Strategic Alliance/Development Advances," $15.6 million, $10.0 million and $17.7 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the years ended December 31, 2015, 2014 and 2013, of the total amounts earned, $5.0 million, $4.4 million and $1.6 million, respectively, were recorded as a reduction to other assets. During the years ended December 31, 2015, 2014 and 2013, $1.6 million, $6.9 million and $2.6 million, respectively, were recorded as a reduction to prepaid expenses. During the years ended December 31, 2015, 2014 and 2013, of the total amounts earned, $2.1 million, $2.4 million and $1.4 million, respectively, were recorded as a reduction to operating expenses.

(3)
"Other" consists of all remaining arrangements that result in deferred revenue or other advances and are related to a variety of activities that result in amounts being earned to either revenues or other income.

(4)	Of the total amounts earned in "Other," for the year ended December 31, 2014, $14.0 million was recorded as a reduction to film and other inventory costs as it related to an asset sale.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Financing Arrangements

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

Revolving Credit Facility. Prior to February 20, 2015, the Company had a revolving credit facility with a number of banks which allowed the Company to borrow up to a maximum of $400.0 million ("Prior Credit Agreement"). On February 20, 2015, the Company and the facility banks amended and restated the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement allows the Company to have outstanding borrowings of up to $450.0 million at any one time, on a revolving basis. The Company and one or more of the lenders may from time to time, so long as no default or event of default has occurred under the Restated Credit Agreement, agree to increase the commitments under the Restated Credit Agreement by up to $50.0 million. As of December 31, 2015, the Company had $390.0 million of availability under its revolving credit facility.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 21, 2015, the Company's Landlord sold the Property to an unaffiliated third party for a total sale price of $215.0 million. Pursuant to the Sharing Agreement, the Company received approximately $14.2 million from the Landlord following such sale and these additional proceeds were recorded as an increase to the lease financing obligation. Upon receipt of these proceeds, the Company concluded that it no longer had continuing involvement beyond a normal leaseback of the Property. As a result, the Company further concluded that the transaction may be accounted for as a sale and operating leaseback on a prospective basis. Accordingly, the Company's lease financing obligation balance was reduced to zero, its property, plant and equipment balance was reduced by $109.4 million, representing the net book value (as of July 21, 2015) of the assets sold, and the Company recorded a deferred gain on the sales-leaseback transaction in the amount of $88.5 million. The deferred gain will be amortized on a straight-line basis over the remaining initial lease term and recorded as a component of other operating income. Refer to Note 15 for a schedule of future cash payments required under the operating lease.

The following table summarizes information associated with the Company's financing arrangements (in thousands, except percentages):

	Balance Outstanding at				Interest Expense
	December 31,		Maturity Date	Interest Rate at December 31, 2015	Year Ended December 31,
	2015	2014			2015	2014	2013
Senior Unsecured Notes	$300,000	$300,000	August 2020	6.875%	$16,941	$12,316	$2,433
Revolving Credit Facility	$60,000	$215,000	February 2020	2.82%	$3,854	$2,979	$1,423
Lease Financing Obligation(1)	$—	$—	N/A	N/A	$3,750	N/A	N/A
____________________
N/A: Not applicable

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) As previously described, during the three months ended September 30, 2015, the Company's lease financing obligation was reduced to zero due to the change in classification of the sales-leaseback transaction.

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the years ended December 31, 2015, 2014 and 2013, the Company incurred interest costs totaling $33.0 million, $26.5 million and $13.6 million, respectively, of which $5.4 million, $10.1 million and $9.5 million, respectively, were capitalized to film costs.

As of December 31, 2015, the Company was in compliance with all applicable financial debt covenants.

13.	Income Taxes

The following are the domestic and foreign components of the Company's income (loss) before income taxes for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Domestic	$(66,901)	$(80,140)	$73,640
Foreign	17,192	(6,077)	1,264
(Loss) income before income taxes	$(49,709)	$(86,217)	$74,904

The following are the components of the provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current:
Federal	$(78)	$(479)	$8
State and local	179	(888)	(2,909)
Foreign	3,085	2,743	1,704
Total current provision (benefit)	3,186	1,376	(1,197)
Deferred:
Federal	1,536	185,849	27,524
State and local	(467)	34,879	(7,146)
Total deferred provision	1,069	220,728	20,378
Total provision for income taxes	$4,255	$222,104	$19,181

Set forth below is a reconciliation of the components that caused the Company's provision for income taxes (including the statement of operations line item "Decrease/increase in income tax benefit payable to former stockholder") to differ from amounts computed by applying the U.S. Federal statutory rate of 35% for the years ended December 31, 2015, 2014 and 2013.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2015	2014(2)	2013(2)
Provision for income taxes (combined with decrease/increase in income tax benefit payable to former stockholder)(1):
U.S. Federal statutory rate	35.0%	35.0%	35.0%
U.S. state taxes, net of Federal benefit	6.4	1.7	(2.5)
Export sales exclusion/manufacturer's deduction	5.8	0.3	(0.2)
Research and development credit	2.1	0.3	(3.6)
Federal energy tax credit(3)	—	—	(2.2)
Executive compensation	(5.4)	(0.9)	3.4
Stock-based compensation	(3.6)	(2.3)	3.2
Change in valuation allowance(4)	(128.0)	(25.9)	(0.2)
Change in certain California unrecognized tax benefits(5)	—	—	(5.4)
Revaluation of deferred tax assets(6)	1.1	(0.2)	(2.4)
Foreign rate differential	19.4	(0.3)	(0.1)
Corporate joint ventures	4.3	(0.3)	—
Foreign tax	(2.6)	—	—
Return-to-provision	(2.8)	(0.1)	0.2
Other	(0.1)	2.0	1.1
Effective tax rate (combined with decrease/increase in income tax benefit payable to former stockholder)(1)	(68.4)%	9.3%	26.3%
Less: change in income tax benefit payable to former stockholder(1):
U.S. state taxes, net of Federal benefit	0.3	(0.1)	—
Export sales exclusion/manufacturer's deduction	(5.8)	(0.3)	(0.2)
Change in valuation allowance(4)	54.1	(74.3)	—
Return-to-provision	2.4	—	(0.7)
Imputed interest	3.1	—	(1.3)
Other	1.0	0.1	1.3
Total change in income tax benefit payable to former stockholder(1)	55.1%	(74.6)%	(0.9)%
Effective tax rate	(13.3)%	(65.3)%	25.4%
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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are presented below (in thousands).

	December 31,
	2015	2014
Deferred tax assets:
Tax Basis Increase (pursuant to Stockholder's Tax Agreement)	$148,455	$189,933
Stock-based compensation(1)	33,375	33,272
Accrued liabilities	12,573	20,771
Net operating loss carryover	131,791	117,745
Film development basis	90,654	88,850
Research and development credit	30,578	28,252
Deferred gain on sale-leaseback transaction	31,637	—
Other	35,583	20,961
Deferred tax assets	514,646	499,784
Less: Valuation allowance	(386,631)	(364,244)
Deferred tax assets (net of valuation allowance)	128,015	135,540
Deferred tax liabilities:
Film basis and other intangible assets (net of amortization)(2)(3)	(137,858)	(151,125)
Other	(7,935)	(1,124)
Deferred tax liabilities	(145,793)	(152,249)
Net deferred tax liabilities	$(17,778)	$(16,709)
____________________

(1)	Includes the portion of film inventory amortization expense attributable to stock-based compensation.

(2)	Includes capitalizable stock-based compensation.

(3)	A portion of the deferred tax liability relates to indefinite-lived intangible assets.

The Company reduces its deferred tax assets by establishing a valuation allowance if it is more likely than not (a likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, the Company concluded that it was not more likely than not that it will realize substantially all of its U.S. deferred tax assets as a result of its recent cumulative losses, which were primarily caused by the impairments and restructuring-related charges recorded during the quarter ended December 31, 2014. As a result, during the three months ended December 31, 2014, the Company recorded $338.9 million as a valuation allowance against certain of its U.S. deferred tax assets. This amount was recorded as a provision for income taxes on the Company's consolidated statements of operations. In addition, the Company recorded a corresponding decrease in income tax benefit payable to former stockholder in the amount of $252.6 million, and as a result, the payable to former stockholder as of December 31, 2014 was $10.5 million. If the valuation allowance is released in a subsequent period, it would result in an increase in payable to former stockholder presented on the consolidated balance sheet, which represents the portion of tax benefits that the Company is obligated to remit to an affiliate of the former stockholder if such tax savings are realized. As of December 31, 2015, the Company continues to believe that it is not more likely than not that it will realize substantially all of its deferred tax assets as a result of its recent cumulative losses.

Income tax expense attributable to equity-based transactions is allocated to stockholders' equity. Amounts that are not allocated to stockholder's equity are recorded as a component of provision for income taxes. During the years ended December 31, 2015, 2014 and 2013, the Company did not record an excess tax benefit or tax shortfall from employee equity awards as a component of stockholder's equity.

Federal and state net operating loss carryforwards totaled $292.5 million and $97.0 million, respectively, as of December 31, 2015 and will begin to expire in 2019 and 2016, respectively. As prescribed by the tax laws, the utilization of certain of these federal and state net operating loss carryforwards may be subject to annual limitations. Federal R&D and energy tax credits totaled $18.7 million as of December 31, 2015 and will begin to expire in 2029. State R&D tax credits totaled $30.6 million as of December 31, 2015 and do not expire. Federal tax credits for foreign taxes paid totaled $10.7 million as of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015 and will begin to expire in 2016. Foreign net operating loss carryforwards totaled $131.4 million as of December 31, 2015 and do not expire.

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 and for the years ended December 31, 2012 through 2013 are currently under examination by the Internal Revenue Service, and tax years subsequent to 2013 remain open to audit. The Company's California state tax returns for all years subsequent to 2010 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2012 through 2014.

A tabular reconciliation of the balance of unrecognized tax benefits, excluding interest and penalties, as of December 31, 2015, 2014 and 2013, is presented below (in thousands):

	Accrued Income Taxes	Payable to Former Stockholder	Total
Balance at December 31, 2012	$22,053	$687	$22,740
Increases related to prior year tax positions	717	—	717
Decreases related to prior year tax positions	(7,666)	(7)	(7,673)
Decreases related to settlements	(2,015)	—	(2,015)
Increases related to current year positions	1,138	100	1,238
Decreases related to current year positions	(312)	—	(312)
Balance at December 31, 2013	$13,915	$780	$14,695
Increases related to prior year tax positions	351	—	351
Decreases related to prior year tax positions	(1,426)	(19)	(1,445)
Decreases related to lapses of statutes of limitations	—	(423)	(423)
Increases related to current year positions	762	—	762
Decreases related to current year positions	(193)	—	(193)
Balance at December 31, 2014	$13,409	$338	$13,747
Increases related to prior year tax positions	99	423	522
Decreases related to prior year tax positions	(270)	—	(270)
Increases related to current year positions	555	—	555
Decreases related to current year positions	(100)	—	(100)
Balance at December 31, 2015(1)	$13,693	$761	$14,454
____________________

(1)	The total amount of unrecognized tax benefits as of December 31, 2015 that, if realized, would affect the Company's effective tax rate is $13.9 million.

Any changes to unrecognized tax benefits recorded as of December 31, 2015 that are reasonably possible to occur within the next 12 months are not expected to be material.

As of December 31, 2015, 2014 and 2013, the Company had accrued interest and penalties (including amounts recorded as a component of the payable to former stockholder) related to unrecognized tax benefits of $0.8 million, $0.7 million and $1.3 million, respectively. As of December 31, 2015, 2014 and 2013, the Company's payable to former stockholder included accrued interest and penalties related to unrecognized tax benefits of $0.4 million, $0.2 million and $0.3 million, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company did not incur any interest and penalties expense.

14.	Related Party Transactions

Arrangement with Affiliate of a Former Stockholder

The Company has an arrangement with an affiliate of a former stockholder to share tax benefits generated by the stockholder. Refer to Notes 2 and 13 for further details.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with ODW

During the years ended December 31, 2015, 2014 and 2013, the Company had various transactions with a related party, ODW. See Note 9 for further discussion related to these transactions.

Transactions with Universal Music Group

One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV (which the Company acquired in May 2013) have formed joint ventures related to the music business. As it relates to these arrangements, for the years ended December 31, 2015, 2014 and 2013, revenues recognized and expenses incurred were not material. As of December 31, 2015 and 2014, the Company's deferred revenue and other advances (see Note 11) included a cash advance received in the amount of $4.3 million and $5.0 million, respectively, related to music licensing revenues.

Transactions with Vessel

One of the Company's directors, Jason Kilar, is the chief executive officer and a significant stockholder in Vessel, a start-up subscription Internet video service company. Vessel has entered into (and is expected to continue to enter into) content and referral agreements with clients of ATV. The agreements in effect provide for certain minimum payments to ATV clients, with additional payments depending on applicable advertising and subscription revenues. Although ATV is not a party to these agreements, it will receive a percentage of the amounts paid to its clients under the terms of its arrangements with its individual clients. During the year ended December 31, 2015, amounts received under these arrangements were immaterial.

15.	Commitments and Contingencies

Lease Commitments

The Company has entered into various non-cancelable operating leases for office space for general and administrative and production purposes with terms that expire in 2016 through 2035. Certain of these office leases contain annual rent escalations and require the Company to pay property taxes, insurance and normal maintenance. For the years ended December 31, 2015, 2014 and 2013, the Company incurred lease expense (including amounts capitalized to film inventory) of approximately $15.3 million, $11.6 million and $8.1 million, respectively.

Future minimum payments and receipts due under non-cancelable operating leases consisted of the following as of December 31, 2015 (in thousands):

	Operating Lease Commitments	Sublease Rental Income
2016	$28,844	$3,939
2017	27,733	4,649
2018	25,557	4,894
2019	22,717	4,843
2020 and thereafter	257,779	10,712
Total	$362,630	$29,037

During the year ended December 31, 2015, the Company entered into sublease arrangements with respect to office space at its Northern California facility. Under these sublease arrangements, the Company will receive payments for rent, as well as reimbursement of common area maintenance expenses. In addition, the subleasees are entitled to free rent periods.

Legal Proceedings

Shareholder Class Action Lawsuit. In August 2014, two putative shareholder class action lawsuits alleging violations of federal securities laws were filed against the Company and several of its officers and directors in the U.S. District Court for

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Central District of California. These lawsuits have been consolidated and generally assert that, between October 29, 2013 and July 29, 2014, the Company and certain of its officers and directors made alleged material misstatements and omissions regarding the financial performance of Turbo. The consolidated lawsuit seeks to recover damages on behalf of shareholders as well as other equitable and unspecified monetary relief. On April 1, 2015, the court granted the Company's motion to dismiss the consolidated securities class action lawsuit and the case was dismissed with prejudice on May 19, 2015. The plaintiffs filed a notice of appeal on June 18, 2015, and the matter currently is pending before the United States Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend against this consolidated lawsuit. At this time the Company is unable to reasonably predict the ultimate outcome of this consolidated lawsuit, nor can it reasonably estimate a range of possible loss.

Antitrust Class Action. In September and October 2014, three putative class action lawsuits alleging violations of federal and state antitrust laws were filed against the Company and various other companies in the U.S. District Court for the Northern District of California. These lawsuits have been consolidated and generally assert that the defendants agreed to restrict competition through non-solicitation agreements and agreements to fix wage and salary ranges. The lawsuits seek to recover damages on behalf of all animation and visual effect workers employed by the defendants during various periods between 2001 and 2010. The Company intends to vigorously defend against these lawsuits. At this time the Company is unable to reasonably predict the ultimate outcome of these lawsuits, nor can it reasonably estimate a range of possible loss.

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

Other Commitments and Contingencies

Talent Commitments. As of December 31, 2015, the Company had non-cancelable talent commitments totaling approximately $28.6 million that are payable over the next five years.

Contributions to ODW. The Company has committed to making certain contributions in connection with the formation of ODW. Refer to Note 9 for further discussion related to these commitments.

Purchase Obligations. During the year ended December 31, 2015, the Company entered into an agreement with one of its suppliers which committed the Company to minimum purchase obligations of certain capital assets intended to be resold in connection with one of the Company's Consumer Products segment activities. As of December 31, 2015, remaining minimum purchase obligations totaled $11.7 million and are contractually due in 2016. Prior to resale, in the Company's consolidated balance sheets, these assets are included in prepaid expenses to the extent that advance deposits have been made for such assets (as of December 31, 2015, this amount was $6.3 million), or in other assets to the extent that the Company has received the asset from its supplier (as of December 31, 2015, this amount was $12.0 million). Similar to other asset balances, the Company evaluates these assets for impairment on an annual basis, or sooner, if indicators of impairment exist. In the event that the Company determines that the assets' fair value is less than the carrying value, the Company would be required to record an impairment charge with respect to the assets. As of December 31, 2015, there was no impairment of these assets.

16.	Stockholders' Equity

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of Class A common stock. In addition, the Company has authorized preferred stock of 100.0 million shares. To date, the Company has not issued any of its preferred stock.

Class A Common Stock

Stock Repurchase Program. In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the years ended December 31, 2015 and 2014, the Company did not repurchase any shares of its Class A Common Stock. During the year ended December 31, 2013, the Company repurchased 1.3 million shares of its outstanding Class A Common Stock for $25.0 million under the July 2010 authorization. As of December 31, 2015, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

17.	Employee Benefit Plans

401(k) Plan

The Company sponsors a defined contribution retirement plan (the "401(k) Plan") under provisions of Section 401(k) of the Internal Revenue Code ("IRC"). Substantially all employees not covered by collective bargaining agreements are eligible to participate in the 401(k) Plan. For most employees, the maximum contribution for the Company's match is currently equal to 50% of the employees' contribution, up to 4% of their eligible compensation, as limited by Section 415 of the IRC. The amount of the Company's contributions, as well as all third-party costs of administering the 401(k) Plan, are paid directly by the Company and totaled $3.0 million, $3.1 million and $2.8 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

Multi-employer Pension Plan

The Company participates in a multi-employer pension plan for employees covered by collective bargaining agreements. The majority of such employees are in the Motion Picture Industry Pension Plan (Employer Identification Number 95-1810805 Plan Number 001). The Company's collective bargaining agreements with unions associated with this plan expire on July 31, 2018. As of December 31, 2014 (the most recent date available), the plan was 82% funded. During the years ended December 31, 2015, 2014 and 2013, the Company contributed $2.8 million, $2.6 million and $2.3 million, respectively, to the pension plan.

Deferred Compensation Plan

The Company sponsors a Special Deferral Election Plan (the "Plan"), a non-qualified deferred compensation plan, which is available for selected employees of the Company and its subsidiaries. For the years ended December 31, 2015, 2014 and 2013, the activity associated with the Plan was not material.

18.	Stock-Based Compensation

In 2008, the 2008 Omnibus Incentive Compensation Plan ("2008 Omnibus Plan") was approved. Concurrent with such approval, the 2008 Omnibus Plan automatically terminated, replaced and superseded the Company's prior plan, the 2004 Omnibus Incentive Compensation Plan ("2004 Omnibus Plan" and, collectively, with the 2008 Omnibus Plan the "Omnibus Plans"), except that any awards granted under the prior Omnibus Plan would remain in effect pursuant to their original terms. Both Omnibus Plans provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units and other stock-based equity awards to the Company's employees, directors and consultants. Pursuant to an amendment to the 2008 Omnibus Plan approved by the Company's stockholders on April 21, 2011, for any restricted stock award (or similar award) granted after such date the number of shares available for future awards will be reduced by the number of instruments granted. Prior to April 21, 2011, the number of shares available for future awards was reduced by 1.6 times the number of instruments granted. Pursuant to the April 2011 amendment of the 2008 Omnibus Plan, the aggregate number of shares of Class A common stock that may be issued pursuant to awards granted under the 2008 Omnibus Plan is equal to the sum of (i) 12.0 million, (ii) any shares with respect to awards granted under the 2004 Omnibus Plan or the 2008 Omnibus Plan that are forfeited following the adoption date of the April 2011 amendment of the 2008 Omnibus Plan, and (iii) any shares remaining available for issuance under the 2008 Omnibus Plan as of the date of adoption of the April 2011 amendment. As of December 31, 2015, approximately 9.7 million shares were available for future grants of equity awards under the 2008 Omnibus Plan.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Cost Recognized.    The impact of stock options (including stock appreciation rights) and restricted stock awards on net income (excluding amounts capitalized) for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Total stock-based compensation	$21,156	$19,302	$18,531
Tax impact(1)	—	(1,795)	(4,874)
Reduction in net income, net of tax	$21,156	$17,507	$13,657
____________________

(1)
For the years ended December 31, 2014 and 2013, tax impact was determined at the Company's combined effective tax rate, which includes the statements of operations line item "Increase/decrease in income tax benefit payable to former stockholder" (see Note 13). However, for the year ended December 31, 2015, the Company's combined effective tax rate was (68.4)% and, as a result of the negative rate, the Company determined that it would not be meaningful to present a tax impact for the current year.

Stock-based compensation cost capitalized as a part of film costs was $10.3 million, $14.2 million and $17.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Generally, equity awards are forfeited by employees who terminate prior to vesting. However, employment contracts for certain executive officers and other employees provide for the acceleration of vesting in the event of a change in control or specified termination events. The Company currently satisfies exercises of stock options and stock appreciation rights, the vesting of restricted stock and the delivery of shares upon the vesting of restricted stock units with the issuance of new shares.

Management makes estimates of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. As of December 31, 2015, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $66.5 million and will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.8 years.

Restricted Stock Awards.    The Company issues restricted stock and restricted stock units (collectively referred to as "restricted stock awards"). The majority of the Company's restricted stock award activity relate to restricted stock units. The following table summarizes information about restricted stock award activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2015		2014		2013
	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value	Restricted Stock	Weighted Average Grant- Date Fair Value
Outstanding at beginning of period	5,382	$23.55	5,182	$24.26	5,121	$22.90
Granted	2,360	$22.36	1,825	$23.07	1,602	$28.19
Vested	(1,226)	$22.10	(1,103)	$23.51	(1,199)	$24.16
Forfeited	(1,075)	$24.99	(522)	$29.01	(342)	$22.74
Balance at end of year	5,441	$23.08	5,382	$23.55	5,182	$24.26

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost related to restricted stock awards that vest solely upon service is based upon the market price of the Company's stock on the date of grant, and is recognized on a straight-line basis over the requisite service period, generally of four to seven years. In addition, the Company has granted restricted stock awards that vest upon the achievement of certain cumulative performance goals over a multi-year period as set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"). In addition to the attainment of performance criteria, the vesting of the individual awards is further subject to the completion of required service periods ranging from one to four years. The following table summarizes by year of grant the number of restricted stock awards for which vesting is subject to the achievement of performance criteria, as of December 31, 2015 (in thousands):

Year of Grant	Performance- Based(1)
2015	664
2014	515
2013	301
2012	556
Total	2,036
____________________

(1)	The performance-based awards have been included herein based on the maximum number of shares that may vest.

The total intrinsic value of restricted stock awards that vested totaled $27.2 million during 2015, $25.5 million during 2014 and $33.5 million during 2013. The total fair value at grant of restricted stock awards that vested during 2015, 2014 and 2013 was $27.1 million, $25.9 million and $29.0 million, respectively.

Stock Options and Stock Appreciation Rights.    The fair value of stock option grants or stock-settled stock appreciation rights (which are collectively referred to as "stock options" or "options") with a service-based vesting condition is estimated on the date of grant using the Black-Scholes option-pricing model. Primary input assumptions of the Black-Scholes model used to estimate the fair value of stock options include the grant price of the award, the Company's dividend yield, volatility of the Company's stock, the risk-free interest rate and expected option term. Equity awards of stock options and stock appreciation rights are generally granted with an exercise price based on the market price of the Company's stock on the date of grant, generally vest over a term of four to seven years and expire 10 years after the date of grant. Compensation cost for stock options is recognized ratably over the requisite service period. Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The following table summarizes information about stock option/stock appreciation rights activity under the Omnibus Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2015		2014		2013
	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share	Options Outstanding	Weighted Average Exercise Price per Share
Outstanding at beginning of period	4,545	$29.64	5,814	$29.53	6,919	$29.54
Options exercised	(7)	$25.34	(486)	$28.00	(496)	$28.29
Options expired/canceled	(278)	$30.22	(783)	$29.85	(609)	$30.66
Balance at end of year	4,260	$29.61	4,545	$29.64	5,814	$29.53

As of December 31, 2015, there were no stock option/stock appreciation rights outstanding for which vesting is further subject to the achievement of certain performance or market-based criteria.

During the years ended December 31, 2015 and 2014, the intrinsic value (market value on date of exercise less exercise price) of options exercised and tax benefits realized from options exercised were immaterial. During the year ended December 31, 2013, the intrinsic value of options exercised was $2.2 million and tax benefits realized from options exercised

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the year totaled $0.8 million. At December 31, 2015, the aggregate intrinsic value of stock options outstanding, as well as of those exercisable, was $1.4 million.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$19.29-$23.85	28	3.20	$21.68	28	$21.68
$24.28-$27.35	1,128	3.61	$24.81	1,062	$24.71
$28.10-$31.16	1,168	1.95	$28.56	1,168	$28.56
$31.37-$32.86	1,221	2.76	$31.74	1,221	$31.74
$35.30-$43.46	715	4.81	$35.57	715	$35.57
Total	4,260	3.11	$29.61	4,194	$29.66

The weighted-average remaining contractual life of options that were outstanding and exercisable as of December 31, 2015 was 3.1 years.

19.	Concentrations of Risk

Concentrations of Risk by Film. A substantial portion of the Company's revenues are derived from its feature films. The following table presents revenues (which are included in the Feature Film and Consumer Products segments) for each film that contributed 10% or more of revenues during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Home	$132,748
How to Train Your Dragon 2	*	$159,767
The Croods	*	76,247	$140,345
Rise of the Guardians	*	*	77,348
Madagascar 3	*	*	95,152
____________________
* Title did not contribute more than 10% of revenues during the respective year.

Concentrations of Credit Risk.   Accounts receivable resulting from revenues earned outside of the Company's primary distribution and servicing arrangements are derived from sales to customers located principally in North America, Europe and Asia. The Company and its distributors perform ongoing credit evaluations of their customers and generally do not require collateral. As of each of December 31, 2015 and 2014, approximately 66% and 49% of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix, Inc. ("Netflix").

Pursuant to the Company's distribution and servicing arrangements, significant accounts receivable may be due from Paramount and Fox from time to time (see Note 4). As of December 31, 2015 and 2014, $95.1 million and $103.9 million, respectively, were due from Fox. As of December 31, 2015 and 2014, $133.4 million and $146.9 million, respectively, were due from Paramount.

A substantial portion of the Company's revenue is derived directly from the Company's primary third-party distributors, Fox and Paramount. Fox represented approximately 29%, 31% and 19% for the years ended December 31, 2015, 2014 and 2013, respectively. Paramount represented approximately 12%, 25% and 49% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, during the years ended December 31, 2015 and 2014, 33% and 15%, respectively, of the Company's revenues were earned through license arrangements with Netflix.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collective Bargaining Agreements.    As of December 31, 2015, approximately 38% of the Company's employees were primarily represented under three industry-wide collective bargaining agreements to which the Company is a party. The majority of these employees are represented by agreements that will not expire in the next 12 months.

20.	Segment and Geographic Information

The Company's current reportable segments are the following: Feature Films, Television Series and Specials, Consumer Products and New Media. Feature Films consists of the development, production and exploitation of feature films in the theatrical, television, home entertainment and digital markets. Television Series and Specials consists of the development, production and exploitation of television, direct-to-video and other non-theatrical content in the television, home entertainment and digital markets. Consumer Products consists of the Company's merchandising and licensing activities related to the exploitation of its intellectual property rights. New Media consists of the Company's ATV and related businesses. This segment primarily generates revenues from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements. Operating segments that are not separately reportable are categorized in "All Other."

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

	Year Ended December 31,
	2015	2014	2013
Revenues
Feature Films	$520,102	$453,475	$500,112
Television Series and Specials	228,132	102,962	105,950
Consumer Products	86,501	64,817	67,352
New Media	72,774	49,028	11,379
All Other	8,354	14,341	22,123
Total consolidated revenues	$915,863	$684,623	$706,916

Segment gross profit (loss)(1)
Feature Films	$190,517	$(89,401)	$203,303
Television Series and Specials	84,523	6,667	23,119
Consumer Products(3)	29,863	23,697	28,382
New Media	41,102	17,905	2,349
All Other	5,947	(4,980)	(40)
Total segment gross profit (loss)	$351,952	$(46,112)	$257,113

Reconciliation to consolidated (loss) income before income taxes:
Selling and marketing expenses(2)	6,015	11,630	6,004
General and administrative expenses	332,736	262,013	184,631
Product development expenses	4,655	5,217	3,347
Change in fair value of contingent consideration	—	(16,500)	1,500
Other operating income	(7,893)	(8,429)	(14,709)
Non-operating expenses (income), net	50,657	(227,634)	(5,455)
Loss from equity method investees	15,491	13,808	6,891
Total consolidated (loss) income before income taxes	$(49,709)	$(86,217)	$74,904

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

____________________

(1)
The Company defines segment gross profit as segment revenues less segment costs of revenues (which is comprised of costs of revenues and certain costs classified as a component of "selling and marketing" in its statements of operations).

(2)	Represents certain selling and marketing expenses that are not included as a component of segment gross profit due to the general nature of such expenses.

(3)	During the quarter ended December 31, 2015, the Company recorded an incremental expense of $7.0 million related to its retail development business initiatives.

The following table presents goodwill for each of the Company's reportable segments (in thousands):

	Feature Films	Television Series and Specials	Consumer Products	New Media	Total
Balance as of December 31, 2012	$43,995	$6,111	$10,999	$—	$61,105
Acquisition of ATV	—	—	—	118,189	118,189
Balance as of December 31, 2013	43,995	6,111	10,999	118,189	179,294
Acquisitions	—	—	1,220	10,154	11,374
Balance as of December 31, 2014 and 2015	$43,995	$6,111	$12,219	$128,343	$190,668

Revenues attributable to foreign countries were approximately $438.1 million, $378.3 million and $383.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Long-lived assets located in foreign countries were not material.

21.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	$(54,806)	$(309,614)	$55,084
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	85,960	84,875	84,104
Less: Unvested restricted stock	(119)	(104)	(110)
Denominator for basic calculation	85,841	84,771	83,994
Weighted average effects of dilutive stock-based compensation awards:
Employee stock options and stock appreciation rights	—	—	87
Restricted stock awards	—	—	1,212
Denominator for diluted calculation	85,841	84,771	85,293
Net (loss) income per share—basic	$(0.64)	$(3.65)	$0.66
Net (loss) income per share—diluted	$(0.64)	$(3.65)	$0.65

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	2015(1)	2014(1)	2013
Options to purchase shares of common stock and restricted stock awards	564	1,378	1,744
Stock appreciation rights	—	—	4,030
Total	564	1,378	5,774
____________________

(1)	Due to the Company's loss for the years ended December 31, 2015 and 2014, all potential common stock equivalents are anti-dilutive.

The following table sets forth (in thousands) the number of equity awards that are contingently issuable (assuming the required performance conditions had been satisfied as of the dates shown in the table) and that could potentially dilute earnings per share in future periods provided that the Company has net income:

	2015	2014	2013
Restricted stock awards	1,272	1,366	763

22.	Quarterly Financial Information (Unaudited)

The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements, and, in the opinion of management, include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results of operations for such periods (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(unaudited)
2015
Revenues	$166,530	$170,782	$259,216	$319,335
Costs of revenues	106,165	99,939	151,366	168,816
Segment gross profit	53,576	60,593	98,613	139,170
(Loss) income before income taxes	(53,490)	(37,277)	(1,564)	42,622
Net (loss) income	(55,890)	(39,039)	(4,044)	45,009
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	(54,777)	(38,583)	(3,519)	42,073
Basic net (loss) income per share	$(0.64)	$(0.45)	$(0.04)	$0.49
Diluted net (loss) income per share	$(0.64)	$(0.45)	$(0.04)	$0.48
2014
Revenues	$147,241	$122,277	$180,861	$234,244
Costs of revenues(1)	156,398	75,617	103,719	345,379
Segment gross (loss) profit(1)	(13,448)	34,745	72,041	(139,450)
(Loss) income before income taxes(2)	(64,883)	(13,327)	14,451	(22,458)
Net (loss) income(3)	(42,416)	(15,928)	11,864	(261,841)
Net (loss) income attributable to DreamWorks Animation SKG, Inc.	(42,936)	(15,387)	11,928	(263,219)
Basic net (loss) income per share	$(0.51)	$(0.18)	$0.14	$(3.08)
Diluted net (loss) income per share	$(0.51)	$(0.18)	$0.14	$(3.08)
____________________

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
During the quarters ended March 31, 2014, September 30, 2014 and December 31, 2014, the Company recorded impairment charges and write-downs of film and other inventory costs totaling $57.1 million, $2.1 million and $212.7 million, respectively (see Note 6).

(2)	During the quarter ended December 31, 2014, the Company recorded $43.4 million of employee termination costs in connection with its 2015 Restructuring Plan (see Note 24).

(3)	During the quarter ended December 31, 2014, the Company recorded a valuation allowance against certain of its deferred tax assets (see Note 13).

23.	Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts included in the consolidated balance sheets as of December 31, 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Year	Charged to Operations(1)	Deductions(2)	Balance at End of Year
Trade accounts receivable and Receivables from distributors
Allowance for doubtful accounts
2015	$6,614	$2,200	$(4,825)	$3,989
2014	$6,046	$6,558	$(5,990)	$6,614
2013	$2,581	$3,465	$—	$6,046
Sales returns reserves
2015	$15,271	$11,228	$(16,599)	$9,900
2014	$23,302	$19,785	$(27,816)	$15,271
2013	$13,064	$31,797	$(21,559)	$23,302
____________________

(1)	Sales returns reserves are charged against revenues and are related to the distribution of non-theatrical content and direct-to-video product.

(2)	For Allowance for doubtful accounts, represents reductions to the allowance for bad debt write-offs. For Sales returns reserves, represents reductions to the reserve for actual returns.

	Balance at Beginning of Year	Decreases to Valuation Allowance	Charged to Operations	Balance at End of Year
Deferred tax assets
Valuation allowance
2015	$364,244	$(1,279)	$23,666	$386,631
2014(1)	$25,265	$(1,432)	$340,411	$364,244
2013	$28,749	$(3,342)	$(142)	$25,265
____________________

(1)	See Note 13 for a discussion of changes in the valuation allowance related to the Company's deferred tax assets during the year ended December 31, 2014.

24.	Restructuring and Related Charges

2015 Restructuring Plan

On January 22, 2015, the Company announced its restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, the Company made changes in its senior leadership team and also made changes based on its reevaluation of the Company's feature film slate. The 2015 Restructuring Plan activities resulted, or will result, in charges related to employee-related costs resulting from headcount reductions, lease obligations and other costs associated with the closure of one of the Company's facilities,

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 and the remainder of the costs were primarily incurred during the year ended December 31, 2015. The actions associated with the restructuring plan primarily impacted the Feature Films segment and were substantially completed during 2015.

Impact to Financial Results

For the years ended December 31, 2015 and 2014, the Company incurred charges for the Company's 2015 Restructuring Plan as follows (in thousands):

	Year Ended December 31,
	2015	2014
Employee termination costs	$2,394	$43,393
Relocation and other employee-related costs	6,459	—
Lease obligations and related charges	1,319	—
Accelerated depreciation and amortization charges	20,132	—
Film and other inventory write-offs	—	155,452
Other contractual obligations	—	11,229
Total restructuring charges	$30,304	$210,074

Employee termination costs consist of severance and benefits (including stock-based compensation) which are accounted for based on the type of employment arrangement between the Company and the employee. Certain of these arrangements include obligations that are accounted for as non-retirement postemployment benefits. The Company also employs individuals under employment contracts. Charges related to non-retirement postemployment benefits and amounts due under employment contracts for employees who will no longer provide services are accrued when probable and estimable. Severance and benefit costs related to all other employees are accounted for in accordance with accounting guidance on costs associated with exit or disposal activities. Such costs were recorded during the year ended December 31, 2015 as this was the period in which the terms of the restructuring plan had been established, management with the appropriate authority committed to the plan and communication to employees had occurred. Such costs are classified in general and administrative expenses in the Company's consolidated statements of operations. During the year ended December 31, 2015, employee termination costs included approximately 160 additional employees. Cumulative employee termination costs related to the 2015 Restructuring Plan were attributable to approximately 500 employees.

Relocation and other employee-related costs primarily consist of costs to relocate employees from the Company's Northern California facility to its Southern California facility. Such costs are expensed as incurred and are classified within general and administrative expenses.

Lease obligations and related charges largely consist of remaining rent expense that the Company continues to incur prior to the commencement of the subleases at its Northern California facility. Such costs are expensed as incurred as expected sublease income will be sufficient to recover the remaining lease obligations. Lease obligations and related charges are classified within general and administrative expenses, while sublease income will be classified within other operating income/expense. The Company began recognizing income from subleases during the quarter ended December 31, 2015.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits (excluding stock-based compensation) in connection with the 2015 Restructuring Plan (in thousands):

	Balance at Beginning of Year	Costs Incurred	Changes in Estimate(1)	Payments and Other	Balance at End of Year
2015	$36,808	$10,286	$(7,475)	$(27,650)	$11,969
2014	$—	$36,808	$—	$—	$36,808
____________________

(1)
During the year ended December 31, 2015, changes in estimate were primarily a result of decreases in severance liability due to a higher number of employees deciding to relocate and the Company's ability to reduce severance payments to former employees who obtain subsequent employment during their respective severance periods.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
2.1	Separation Agreement, dated October 27, 2004, among DreamWorks Animation L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	2.1	3/28/2005
2.2	Amendment to Separation Agreement executed on December 18, 2006 by and among DreamWorks Animation SKG, Inc., DreamWorks Animation L.L.C., DreamWorks L.L.C., Diamond Lane Productions, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/18/2006
2.3	Securities Purchase Agreement dated as of July 20, 2012 by and among the Company, Boomerang Media Holdings I LLC and Boomerang Media Holdings II LLC	8-K	001-32337	2.1	7/23/2012
2.4	Transaction and Contribution Agreement dated as of August 7, 2012 by and among the Company, DWA International Investments, Inc., China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co, Ltd.	8-K	001-32337	2.1	8/10/2012
2.5	Amended and Restated Memorandum and Articles of Association of Oriental DreamWorks Holding Limited	8-K	001-32337	2.1	4/9/2013
2.6	Shareholders Agreement dated as of April 3, 2013 among Oriental DreamWorks Holding Limited, the Company, DWA International Investments, Inc., ODW CPE Holdings Limited, China Media Capital (Shanghai) Center L.P., Shanghai Media Group and Shanghai Alliance Investment Co., Ltd.	8-K	001-32337	2.2	4/9/2013
2.7	License Agreement, dated as of April 3, 2013, among the Company, DreamWorks Animation L.L.C. and Oriental DreamWorks Holdings Limited	8-K	001-32337	2.3	4/9/2013
2.8	Agreement and Plan of Merger dated as of May 1, 2013 by and among the Company, ATV Acquisition Corp., AwesomenessTV, Inc. and Brian Robbins	8-K	001-32337	2.1	5/7/2013
2.9	Amendment No. 1 to Agreement and Plan of Merger dated December 11, 2014 by and between AwesomenessTV, Inc. and MK Capital II, L.P.	8-K	001-32337	2.1	12/17/2014
3.1	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc.	10-Q	001-32337	3.2	7/29/2008
3.2	By-laws of DreamWorks Animation SKG, Inc. (as amended and restated on December 5, 2005)	8-K	001-32337	3.2	12/8/2005
4.1	Specimen Class A Common stock certificate	10-K	001-32337	4.1	3/28/2005
4.2	Restated Certificate of Incorporation of DreamWorks Animation SKG, Inc. (filed as Exhibit 3.1 hereto)	10-K	001-32337	4.2	3/28/2005
4.3	Registration Rights Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DWA Escrow LLLP, M&J K Dream Limited Partnership, M&J K B Limited Partnership, DG-DW, L.P., DW Lips, L.P., DW Investment II, Inc. and the other stockholders party thereto	10-K	001-32337	4.3	3/28/2005
4.4	Indenture, dated as of August 14, 2013, by and among DreamWorks Animation SKG, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.875% Senior Notes due 2020 of DreamWorks Animation SKG, Inc.	8-K	001-32337	4.1	8/14/2013
10.1*	DreamWorks Animation SKG, Inc. 2004 Omnibus Incentive Compensation Plan	10-K	001-32337	10.1	3/28/2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.2	Formation Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., DreamWorks L.L.C., DWA Escrow LLLP and the stockholders and other parties named therein	10-K	001-32337	10.2	3/28/2005
10.3	Stockholder Agreement, dated October 27, 2004, among Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., Jeffrey Katzenberg and David Geffen	10-K	001-32337	10.3	3/28/2005
10.4	Stockholder Agreement, dated October 27, 2004, among DreamWorks Animation SKG, Inc., Holdco LLLP, M&J K B Limited Partnership, M&J K Dream Limited Partnership, The JK Annuity Trust, The MK Annuity Trust, Katzenberg 1994 Irrevocable Trust, DG-DW, L.P., DW Investment II, Inc., Jeffrey Katzenberg, David Geffen and Paul Allen	10-K	001-32337	10.4	3/28/2005
10.5	Distribution Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.5	3/28/2005
10.6	Letter of Amendment and Clarification, dated November 11, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-Q	001-32337	10.1	11/14/2005
10.7	Services Agreement, dated October 7, 2004, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.6	3/28/2005
10.8	Letter Amendment to Services Agreement, dated January 31, 2006, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/10/2006
10.9	Assignment of Trademarks and Service Marks, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.7	3/28/2005
10.10	Trademark License Agreement, dated October 27, 2004, between DreamWorks Animation L.L.C. and DreamWorks L.L.C.	10-K	001-32337	10.8	3/28/2005
10.11	Tax Receivable Agreement, dated October 27, 2004, between DreamWorks Animation SKG, Inc. and DW Investment II, Inc.	10-K	001-32337	10.9	3/28/2005
10.12*	Amended and Restated Employment Agreement, dated as of October 24, 2012, between DreamWorks Animation SKG, Inc. and Jeffrey Katzenberg	8-K	001-32337	99.1	10/30/2012
10.13*	Amended and Restated Employment Agreement, dated as of July 28, 2014, by and between DreamWorks Animation SKG, Inc. and Lewis Coleman	8-K	001-32337	99.1	8/1/2014
10.14*	Amended and Restated Employment Agreement, dated as of October 24, 2012, between DreamWorks Animation SKG, Inc. and Ann Daly	8-K	001-32337	99.2	10/30/2012
10.15	Amended and Restated Credit Agreement, dated February 20, 2015, among DreamWorks Animation SKG, Inc. and the lenders party thereto	8-K	001-32337	99.1	2/26/2015
10.16	Limited Liability Limited Partnership Agreement of DWA Escrow LLLP, dated October 27, 2004	10-K	001-32337	10.24	3/28/2005
10.17	Subscription Agreement and Amendment of Limited Liability Limited Partnership Agreement, dated as of January 31, 2006, among DWA Escrow LLLP, DW LLC, DW Lips, L.P., M&J K B Limited Partnership, M&J K Dream Limited Partnership, DG-DW, L.P., DW Investment II, Inc., Lee Entertainment, L.L.C., DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.35	3/10/2006

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.18	Standstill Agreement, dated October 27, 2004 among DreamWorks Animation SKG, Inc., Steven Spielberg, DW Lips, L.P., M&J K B Limited Partnership, DG-DW, L.P. and DW Investment II, Inc.	10-K	001-32337	10.25	3/28/2005
10.19	Agreement and Plan of Merger, dated October 7, 2004, between Pacific Data Images, Inc., DreamWorks Animation SKG, Inc. and DWA Acquisition Corp.	10-K	001-32337	10.26	3/28/2005
10.20	Share Withholding Agreement, dated March 23, 2005, between DreamWorks Animation SKG, Inc. and DreamWorks L.L.C.	10-K	001-32337	10.28	3/28/2005
10.21†	Distribution Agreement among DreamWorks Animation SKG, Inc., Paramount Pictures Corporation, DreamWorks L.L.C. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.1	2/6/2006
10.22†	Fulfillment Services Agreement among DreamWorks Animation Home Entertainment, L.L.C., Paramount Home Entertainment, Inc. and Viacom Overseas Holdings C.V. dated as of January 31, 2006	8-K	001-32337	10.2	2/6/2006
10.23*	Special Deferral Election Plan—Basic Plan Document	10-Q	001-32337	10.1	10/28/2008
10.24*	Special Deferral Election Plan—Adoption Agreement	10-Q	001-32337	10.2	10/28/2008
10.25*	Amended and Restated 2008 Omnibus Incentive Compensation Plan	10-K	001-32337	10.44	2/25/2011
10.26*	2013 Annual Incentive Plan	10-Q	001-32337	10.1	5/2/2013
10.27	Time Sharing Agreement dated as of October 16, 2008 by and between Amblin' Films, LLC and the Company	8-K	001-32337	99.1	10/22/2008
10.28*	Form of Performance Compensation Award Agreement (2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/6/2008
10.29*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors (2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.3	4/30/2008
10.30*	Employment Agreement dated as of October 24, 2012 by and between the Company and Daniel Satterthwaite	10-Q	001-32337	10.5	11/1/2012
10.31†	License Agreement effective as of January 1, 2009 by and between DreamWorks Animation LLC, DW II Management Inc. and Steven Spielberg	8-K	001-32337	99.1	8/21/2009
10.32	Amendment No. 1 to License Agreement entered into on August 19, 2010 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	8/24/2010
10.33*	Employment Agreement dated as of July 14, 2015 by and between the Company and Andrew Chang	10-Q	001-32337	10.1	11/6/2015
10.34*	Employment Agreement dated as of February 27, 2014 by and between the Company and Heather O'Connor	10-K	001-32337	10.61	2/26/2014
10.35*	DreamWorks Animation SKG, Inc. 2010 Employee Stock Purchase Plan	10-Q	001-32337	10.1	4/28/2010
10.36*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	8/4/2010
10.37*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	8/4/2010
10.38*	Form of Restricted Stock Unit Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.1	11/4/2010
10.39*	Form of Restricted Stock Unit Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.2	11/4/2010

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.40*	Form of Cash Incentive Award Agreement (Performance Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.4	11/4/2010
10.41*	Form of Cash Incentive Award Agreement (Time Vested and Double Trigger) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	8-K	001-32337	99.5	11/4/2010
10.42	Amendment No. 2 to License Agreement entered into on December 2, 2011 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/7/2011
10.43*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.58	2/29/2012
10.44*	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-K	001-32337	10.59	2/29/2012
10.45†	Distribution and Fulfillment Services Agreement dated as of August 18, 2012 by and among the Company, DreamWorks Animation Home Entertainment, Inc., Twentieth Century Fox Film Corporation and Twentieth Century Fox Home Entertainment, L.L.C.	10-Q	001-32337	10.7	11/1/2012
10.46*	Employment Agreement dated as of December 3, 2012 by and between the Company and Michael Francis	10-K	001-32337	10.56	2/27/2013
10.47*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.1	10/30/2013
10.48*	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.2	10/30/2013
10.49*	Employment Agreement dated as of July 28, 2014 by and between the Company and Mark Zoradi	8-K	001-32337	99.2	8/1/2014
10.50*	Employment Agreement dated as of August 13, 2014 by and between the Company and Fazal Merchant	8-K	001-32337	99.1	8/19/2014
10.51*	Employment Agreement dated as of August 28, 2014 by and between the Company and Edward Aleman	8-K	001-32337	99.1	9/4/2014
10.52*	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.5	10/31/2014
10.53*	Form of Restricted Stock Unit Award Agreement (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.6	10/31/2014
10.54*	Form of Restricted Stock Award Agreement by and between the Company and Lewis Coleman (Section 162(m) Awards) (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.7	10/31/2014
10.55	Amendment No. 3 to License Agreement entered into on December 18, 2014 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	2.1	12/23/2014
10.56	Purchase Agreement, dated as of February 23, 2015, among the Company, DWA Glendale Properties LLC and DW Glendale CA Landlord, LLC	8-K	001-32337	99.2	2/26/2015
10.57	Lease Agreement, dated as of February 23, 2015, between the Company and DW Glendale CA Landlord, LLC	8-K	001-32337	99.3	2/26/2015
10.58	First Amendment to Lease, dated as of July 21, 2015, between the Company and DW Glendale CA Landlord, LLC	10-Q	001-32337	10.1	8/5/2015
10.59*	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated 2008 Omnibus Incentive Compensation Plan)	10-Q	001-32337	10.2	8/5/2015

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed herewith
10.60	Amendment No. 4 to License Agreement entered into on December 21, 2015 by and among DreamWorks Animation LLC, DW II Management, Inc. and Steven Spielberg	8-K	001-32337	99.1	12/23/2015
10.61†	License Agreement effective as of February 1, 2016 by and among DreamWorks Animation LLC, DW II Management Inc. and Steven Spielberg	8-K	001-32337	99.1	2/4/2016
14	Code of Business Conduct and Ethics					X
21.1	List of subsidiaries of DreamWorks Animation SKG, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.
X
____________________

†	Confidential treatment has previously been granted by (or is being requested from) the SEC for certain portions of the referenced exhibit.

*	Management contract or compensatory plan or arrangement.

‡	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.