Form 10-Q
period 2016-03-31
DreamWorks Animation SKG, Inc.
filed 2016-05-06
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of April 22, 2016, there were 78,698,244 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$91,610	$110,814
Trade accounts receivable, net of allowance for doubtful accounts (see Note 6 for related party amounts)	253,803	271,466
Receivables from distributors, net of allowance for doubtful accounts (see Note 6 for related party amounts)	240,846	230,569
Film and other inventory costs, net	832,418	820,454
Prepaid expenses	30,943	29,133
Other assets	70,842	69,098
Investments in unconsolidated entities	39,409	32,814
Property, plant and equipment, net of accumulated depreciation and amortization	38,121	37,765
Intangible assets, net of accumulated amortization	169,103	172,328
Goodwill	190,668	190,668
Total assets	$1,957,763	$1,965,109
Liabilities and Equity
Liabilities:
Accounts payable	$15,374	$10,847
Accrued liabilities	150,929	199,665
Payable to former stockholder	4,392	20,776
Deferred revenue and other advances	72,608	74,659
Deferred gain on sale-leaseback transaction	86,249	87,410
Revolving credit facility	101,000	60,000
Senior unsecured notes, net of deferred financing costs	295,399	295,134
Deferred taxes, net	18,131	17,778
Total liabilities	744,082	766,269
Commitments and contingencies (Note 16)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 107,249,322 and 106,907,772 shares issued, as of March 31, 2016 and December 31, 2015, respectively	1,072	1,069
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of March 31, 2016 and December 31, 2015	78	78
Additional paid-in capital	1,234,549	1,227,220
Accumulated other comprehensive loss	(4,465)	(3,642)
Retained earnings	721,814	707,978
Less: Class A Treasury common stock, at cost, 28,551,078 and 28,401,898 shares, as of March 31, 2016 and December 31, 2015, respectively	(792,789)	(789,186)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,160,259	1,143,517
Non-controlling interests	53,422	55,323
Total equity	1,213,681	1,198,840
Total liabilities and equity	$1,957,763	$1,965,109

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues (see Note 6 for related party amounts)	$190,442	$166,530

Operating expenses (income):
Costs of revenues	114,624	106,165
Selling and marketing	6,140	8,475
General and administrative	60,250	89,142
Product development	545	332
Other operating income (see Note 6 for related party amounts)	(4,941)	(2,281)
Operating income (loss)	13,824	(35,303)

Non-operating income (expense):
Interest expense, net	(4,987)	(6,334)
Other income (expense), net	1,892	(5,466)
Increase in income tax benefit payable to former stockholder	—	(25)
Income (loss) before income from equity method investees and income taxes	10,729	(47,128)

Income (loss) from equity method investees	2,542	(6,362)
Income (loss) before income taxes	13,271	(53,490)
Provision for income taxes	1,130	2,400
Net income (loss)	12,141	(55,890)
Less: Net loss attributable to non-controlling interests	(1,695)	(1,113)
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$13,836	$(54,777)

Net income (loss) per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net income (loss) per share	$0.16	$(0.64)
Diluted net income (loss) per share	$0.16	$(0.64)
Shares used in computing net income (loss) per share
Basic	86,398	85,615
Diluted	87,679	85,615

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net income (loss)	$12,141	$(55,890)
Other comprehensive loss, net of tax:
Foreign currency translation losses	(823)	(810)
Comprehensive income (loss)	11,318	(56,700)
Less: Comprehensive loss attributable to non-controlling interests	(1,695)	(1,113)
Comprehensive income (loss) attributable to DreamWorks Animation SKG, Inc.	$13,013	$(55,587)

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Operating activities
Net income (loss)	$12,141	$(55,890)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and write-off of film and other inventory costs	95,461	93,352
Other impairments and write-offs	—	5,064
Amortization of intangible and other assets	5,821	3,977
Depreciation and amortization	1,492	13,374
Amortization of deferred financing costs	632	571
Amortization of deferred gain on sale-leaseback transaction	(1,161)	—
Stock-based compensation expense	4,861	4,399
Revenue earned against deferred revenue and other advances	(34,013)	(16,469)
Income related to investment contributions	(4,053)	(2,281)
(Income) loss from equity method investees	(2,542)	6,362
Deferred taxes, net	353	679
Changes in operating assets and liabilities:
Restricted cash	—	10,337
Trade accounts receivable	18,568	(16,704)
Receivables from distributors	(10,706)	54,648
Film and other inventory costs	(102,957)	(89,192)
Prepaid expenses and other assets	(8,166)	(20,387)
Accounts payable and accrued liabilities	(44,318)	(25,015)
Payable to former stockholder	(16,384)	(7,328)
Income taxes payable/receivable, net	318	305
Deferred revenue and other advances	31,760	41,760
Net cash (used in) provided by operating activities	(52,893)	1,562
Investing activities
Investments in unconsolidated entities	—	(510)
Purchases of property, plant and equipment	(3,709)	(1,845)
Net cash used in investing activities	(3,709)	(2,355)
Financing activities
Deferred financing costs	—	(5,729)
Purchase of treasury stock	(3,603)	(2,013)
Contingent consideration payment	—	(335)
Borrowings from revolving credit facility	71,000	340,405
Repayments of borrowings from revolving credit facility	(30,000)	(475,405)
Proceeds from lease financing obligation	—	185,000
Repayments of lease financing obligation	—	(1,184)
Capital contribution from non-controlling interest holder	—	15,000
Distributions to non-controlling interest holder	(206)	(571)
Net cash provided by financing activities	37,191	55,168
Effect of exchange rate changes on cash and cash equivalents	207	1,060
(Decrease) increase in cash and cash equivalents	(19,204)	55,435
Cash and cash equivalents at beginning of period	110,814	34,227
Cash and cash equivalents at end of period	$91,610	$89,662
Non-cash investing activities:
Intellectual property and technology licenses granted in exchange for equity interest	$3,918	$2,225
Services provided in exchange for equity interest	135	55
Total non-cash investing activities	$4,053	$2,280
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of amounts refunded	$487	$1,441
Cash paid during the period for interest, net of amounts capitalized	$10,092	$12,132
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Business

The business of DreamWorks Animation SKG, Inc. ("DreamWorks Animation" or the "Company") is primarily devoted to the development, production and exploitation of animated films (and other audiovisual programs) and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising, licensing and other markets. The Company continues to expand its library and increase the value of its intellectual property assets by developing and producing new episodic series and other non-theatrical content based on characters from its feature films. In addition, the Company has an extensive library of other intellectual property rights, which can be exploited in various markets. The Company's activities also include technology initiatives as it explores opportunities to exploit its internally developed software.

The Company's business also includes AwesomenessTV ("ATV"), a multi-media platform company that generates revenues primarily from the production and distribution of content across a variety of channels, including short-form online video, theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements. On December 11, 2014, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with an affiliate of Hearst Corporation ("Hearst"). Pursuant to the Unit Purchase Agreement, Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. The Company is consolidating the results of this joint venture because the Company continues to retain control over the operations of ATV. Subsequent to March 31, 2016, the Company entered into an agreement to sell additional interests in the ATV Joint Venture to an additional third party investor, which will reduce the Company's ownership percentage in the joint venture. Refer to Note 19 for further information.

Pending Acquisition by Comcast Corporation

On April 28, 2016, the Company, Comcast Corporation ("Comcast") and Comcast Paris Newco, Inc., a wholly-owned subsidiary of Comcast ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into DreamWorks Animation, with DreamWorks Animation continuing as the surviving corporation and a wholly-owned subsidiary of Comcast (the "Merger").

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of the Company’s Class A common stock and Class B common stock (collectively, "Company common stock"), issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company, Comcast, Merger Sub or any other subsidiary of Comcast or shares with respect to which appraisal rights have been properly exercised in accordance with the General Corporation Law of the State of Delaware) will be converted into the right to receive $41.00 in cash, without interest and less any applicable withholding taxes (the "Merger Consideration"). Each Company option and each Company stock appreciation right outstanding immediately prior to the effective time of the Merger, whether or not then vested and exercisable, will be cancelled and converted into the right to receive, for each share of Company common stock subject to such stock option or stock appreciation right, an amount in cash, without interest, equal to the excess, if any, of the Merger Consideration over the per share exercise price of such option or stock appreciation right. Each Company restricted stock unit and each Company performance restricted stock unit outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration multiplied by the number of shares of Company common stock subject to such restricted stock unit or performance restricted stock unit (assuming in the case of performance restricted stock units, that applicable performance conditions are deemed to be achieved at the greater of target and actual performance). Each Company restricted share outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration.

The consummation of the Merger is subject to customary closing conditions, including (i) receiving the approval of holders of a majority of the voting power of the outstanding Company common stock, which approval was effected after execution of the Merger Agreement, by written consent of the Company's controlling stockholder, Jeffrey Katzenberg, (ii) the absence of legal restraints preventing the consummation of the Merger and (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of specified other regulatory consents and approvals.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Merger Agreement contains certain customary covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transaction to be consummated and (ii) for DreamWorks Animation to carry on its business in the ordinary course during the interim period between the execution of the Merger Agreement and completion of the Merger.

The Merger Agreement contains specified termination rights for the parties. In connection with the termination of the Merger Agreement under certain circumstances, the Company will be required to pay to Comcast a “termination fee” equal to $152.0 million. Additionally, in connection with the termination of the Merger Agreement under specified antitrust-related circumstances, Comcast will be required to pay to DreamWorks Animation a "reverse termination fee" equal to $200.0 million.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on April 28, 2016.

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

Also beginning in 2013, the Company's films are distributed in China and South Korea territories by separate distributors in each of these territories. The key terms of the Company's distribution arrangements with its Chinese and South Korean distributors are largely similar to those with Fox and Paramount such that the Company also recognizes revenues earned under these arrangements on a net basis. The Company's distribution partner in China is a subsidiary of Oriental DreamWorks Holding Limited ("ODW"), which is a related party (See Note 6).

In addition, the Company continues to derive revenues from the distribution by Paramount Pictures Corporation, a subsidiary of Viacom Inc., and its affiliates (collectively, "Paramount") of its feature films released prior to January 1, 2013 pursuant to a distribution agreement and a fulfillment services agreement (collectively, the "Paramount Agreements"). As of July 1, 2014, the Company reacquired certain distribution rights to its feature films from Paramount, which rights have been licensed to Fox (as noted above). The amount paid to reacquire these rights was recorded as a definite-lived intangible asset. Paramount will continue to exploit and render fulfillment services in television and related media for feature films released prior to January 1, 2013 until the date that is 16 years after such film's theatrical release, and will continue to exploit and service certain other agreements with Paramount's sublicensees that remain in place after July 1, 2014.

The Company generally retains all other rights to exploit its films, including commercial tie-in and promotional rights with respect to each film, as well as merchandising, interactive, literary publishing, music publishing and soundtrack rights. The Company's activities associated with its episodic series and ATV business are generally not subject to the Company's distribution agreements with its theatrical distributors.

Basis of Presentation

The accompanying unaudited financial data as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").

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

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the Company's 2016 presentation.

Consolidation

The consolidated financial statements of the Company present the financial position, results of operations and cash flows of DreamWorks Animation and its wholly-owned and majority-owned subsidiaries. The Company also consolidates less-than-wholly owned entities if the Company has a controlling financial interest in that entity. The Company uses the equity method of accounting for investments in companies in which it has a 50% or less ownership interest and has the ability to exercise significant influence. Such investments are presented as investments in unconsolidated entities on the Company's consolidated balance sheets (refer to Note 6 for further information of such investments). Prior to recording its share of net income or losses from equity method investees, investee financial statements are converted to U.S. GAAP. All significant intercompany accounts and transactions have been eliminated. Intra-entity profit related to transactions with equity method investees is eliminated until the amounts are ultimately realized.

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of March 31, 2016, the Company determined that it continued to have a variable interest in ODW as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 6). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have deemed control of ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 6 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience and other assumptions that management believes are reasonable under the circumstances, and management evaluates these estimates on an ongoing basis.

2.	Recent Accounting Pronouncements

In March 2016, the FASB issued an accounting standards update to simplify certain provisions related to the accounting for stock-based compensation. First, the guidance requires the income tax effects of stock-based compensation awards to be recognized in the income statement when the awards vest or are settled and is to be applied on a prospective basis. The guidance also requires the presentation of excess tax benefits as an operating activity on the statements of cash flows rather than as a financing activity, and this presentation can be applied retrospectively or prospectively. The guidance also increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method for this provision. Lastly, the new guidance allows the Company to make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The guidance is effective for the Company’s fiscal years beginning January 1, 2017, including interim periods within that fiscal year, with early adoption permitted. However, all provisions would need to be adopted in the same period. The Company is in the process of evaluating the impact that the new standard will have on its consolidated financial statements.

In February 2016, the FASB issued an accounting standards update to increase transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Once it becomes effective, the new guidance will replace existing lease accounting guidance in U.S. GAAP. Under the new standard, lessees will recognize in its balance sheets a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The guidance is effective for the Company's fiscal year beginning January 1, 2019, including interim periods within that fiscal year, with early adoption permitted. Companies are required to apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). The Company is in the process of evaluating the impact that the new standard will have on its consolidated financial statements.

In April 2015, the FASB issued an accounting standards update relating to the presentation of debt issuance costs. The accounting update requires companies to present debt issuance costs related to a recognized debt liability presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, in August 2015, the FASB issued an accounting standards update to incorporate an SEC staff announcement that the SEC staff will not object to an entity presenting debt issuance costs related to line-of-credit arrangements as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for the Company's fiscal year beginning January 1, 2016. The Company adopted the new guidance effective January 1, 2016. As a result, the Company now presents deferred financing costs associated with its senior unsecured notes as a deduction to the debt liability. In addition, as the Company was required to adopt the guidance on a retrospective basis, the Company reclassified amounts in its December 31, 2015 balance sheet to conform to the current period presentation. See Note 9 for further information related to the amounts presented as a deduction to the liability. As it relates to the Company's revolving credit facility, the associated deferred financing costs will continue to be presented within other assets.

In February 2015, the FASB issued an accounting standards update to amend existing guidance relating to the evaluation of certain legal entities for potential consolidation. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. In addition, the amendments modify the guidance on evaluating whether a fee paid to a decision maker or a service provider represents a variable interest and whether it should be included in the evaluation of the economics criterion in determining which party is the primary beneficiary of a VIE. In accordance with the accounting standards update, companies are required to reevaluate all legal entities that are considered VIEs to determine whether there is a change in the conclusion as to whether the VIE should be consolidated. The guidance is effective for the Company's fiscal year beginning January 1, 2016, with early adoption permitted. The Company adopted the new guidance effective January 1, 2016. The adoption of this guidance did not change the Company's existing conclusions related to its VIEs and voting interest entities and, as a result, the adoption did not have an impact to the Company's consolidated financial statements.

In May 2014, the FASB issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the model is to recognize revenue when control of goods or services transfers to the customer and in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services that have transferred. Under current U.S. GAAP, the Company recognizes revenue when the risks and rewards of ownership transfer to the customer. In addition, the new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. The guidance is effective for the Company's fiscal year beginning January 1, 2018, including interim periods within that fiscal year. Early adoption is permitted but no earlier than the Company's fiscal year beginning January 1, 2017. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). The Company does not expect that it will early adopt this standard. The Company is in the process of concluding on the method of adoption, as well as evaluating the impact that the new standard will have on its consolidated financial statements. However, the Company currently expects that it will adopt the new guidance under the full retrospective approach.

3.	Financial Instruments

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of March 31, 2016, the fair value of trade accounts receivable approximated carrying value due to the similarities in the initial and current discount rates. In addition, as of March 31, 2016, the fair value and the carrying value of the principal amount of the senior unsecured notes was $308.9 million and $300.0 million, respectively. The fair value of trade accounts receivable and the senior unsecured notes was determined using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the consolidated balance sheets. The fair value of these investments at March 31, 2016 and December 31, 2015 was measured based on quoted prices in active markets.

4.	Film and Other Inventory Costs

Film, television and other inventory costs consist of the following (in thousands):

	March 31, 2016	December 31, 2015
In release, net of amortization:
Feature films	$338,617	$227,372
Television series and specials	139,617	124,911
In production:
Feature films	198,391	308,114
Television series and specials	41,896	50,810
In development:
Feature films	102,706	99,541
Television series and specials	1,827	846
Product inventory and other(1)	9,364	8,860
Total film, television and other inventory costs, net	$832,418	$820,454
_____________________

(1)
As of March 31, 2016 and December 31, 2015, this category included $6.9 million and $6.7 million, respectively, of physical inventory primarily related to certain titles for distribution in the home entertainment market.

The Company anticipates that approximately 53% and 80% of the above "in release" film and other inventory costs as of March 31, 2016 will be amortized over the next 12 months and three years, respectively.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No impairment charges were recorded on film and other inventory costs during the three months ended March 31, 2016. During the three months ended March 31, 2015, impairment charges recorded on film and other inventory costs were immaterial.

5.	Intangible Assets

As of March 31, 2016 and December 31, 2015, intangible assets included $69.4 million of indefinite-lived intangible assets comprised of character rights. In addition, intangible assets included definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of March 31, 2016:
Character rights	13.9	$99,000	$(22,500)	$(3,701)	$72,799
Distribution rights	11.2	30,000	(5,434)	—	24,566
Trademarks and trade names	10.0	1,410	(391)	—	1,019
Other intangibles	4.4	2,700	(1,381)	—	1,319
Total		$133,110	$(29,706)	$(3,701)	$99,703

As of December 31, 2015:
Character rights	13.9	$99,000	$(21,150)	$(2,734)	$75,116
Distribution rights	11.2	30,000	(4,671)	—	25,329
Trademarks and trade names	10.0	1,410	(356)	—	1,054
Other intangibles	4.4	2,700	(1,271)	—	1,429
Total		$133,110	$(27,448)	$(2,734)	$102,928

6.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	March 31,	December 31,
	March 31, 2016	2016	2015
Oriental DreamWorks Holding Limited	45.45%	$23,409	$16,814
Total equity method investments		23,409	16,814

Total cost method investments		16,000	16,000
Total investments in unconsolidated entities		$39,409	$32,814

As of March 31, 2015, the Company determined that one of its equity method investments was impaired and that the carrying value would not be recoverable, primarily due to the Company's concerns related to the investee's financial condition. As a result, the Company determined that the fair value of the investment was zero and, accordingly, during the three months ended March 31, 2015, it recorded an impairment charge in the amount of $5.1 million related to such investment. Fair value was estimated using significant unobservable inputs.

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

Income (loss) from equity method investees consist of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Oriental DreamWorks Holding Limited(1)	$2,542	$(5,398)
All Other	—	(964)
Income (loss) from equity method investees	$2,542	$(6,362)

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of income earned or losses incurred by ODW from the period beginning and ending one month prior to the period shown in the table.

The following table presents summarized financial information for ODW (in thousands):

	March 31,	December 31,
	2016	2015
Current assets	$92,742	$49,427
Noncurrent assets	$74,056	$73,340
Current liabilities	$64,834	$28,114
Noncurrent liabilities	$156	$233

	Three Months Ended March 31,
	2016	2015
Revenues	$60,249	$2,618
Costs of revenues	$50,200	$2,707
Net income (loss)	$5,100	$(12,576)

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $17.0 million had been funded as of March 31, 2016, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $49.1 million had been satisfied as of March 31, 2016). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the three months ended March 31, 2016, the Company's consolidated statements of operations included $2.5 million of revenues recognized in connection with non-cash contributions made to ODW. In addition, the Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $1.5 million and $2.3 million during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company's remaining contributions consisted of the following: (i) $33.0 million in cash (which is expected to be funded over the next two years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the license of technology and (iv) approximately $6.4 million in consulting and training services. Some of these remaining contribution commitments will require future cash outflows for which the Company is not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	March 31,	December 31,
	2016	2015
Company's venture-level equity	$46,272	$42,914
Technology and intellectual property licenses(1)	(2,916)	(6,833)
Other(2)	(19,947)	(19,267)
Total ODW investment recorded	$23,409	$16,814
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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China. In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned primarily through ODW's distribution of its feature films of $21.5 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company's consolidated balance sheets included receivables from ODW of $6.6 million and $4.7 million, respectively, which were classified as a component of trade accounts receivable, and $20.5 million and $1.1 million, respectively, which were classified as a component of receivables from distributors.

During the three months ended March 31, 2016, the Company released Kung Fu Panda 3, a feature film that is the subject of a collaborative production and distribution arrangement among the Company, ODW and certain other parties. Under this arrangement, each party is responsible for certain production costs and the Company only records the portion of the production costs that it incurred. The other parties only have rights to exploit the title for its initial theatrical release in China. The Company records revenues earned from the exploitation of the title in China net of permissible marketing and distribution expenses, similar to its other titles that are distributed by ODW.

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Employee compensation	$35,217	$85,616
Participations and residuals	49,855	46,562
Interest payable	2,838	8,069
Deferred rent	10,589	10,446
Other accrued liabilities	52,430	48,972
Total accrued liabilities	$150,929	$199,665

As of March 31, 2016, the Company estimates that over the next 12 months it will pay approximately $24.4 million of its accrued participation and residual costs.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the three-month periods ended March 31, 2016 and 2015 (in thousands):

			Amounts Earned
			Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2016	2015
Deferred Revenue(1)	$16,710	$25,035	$13,074	$118
Strategic Alliance/Development Advances(2)	5,143	1,826	2,614	7,684
Other(3)	50,755	47,798	18,835	14,547
Total deferred revenue and other advances	$72,608	$74,659
______________________

(1)	"Deferred revenue" consists of those arrangements related to the licensing of content for distribution in the home entertainment, television and new media markets.

(2)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended March 31, 2016 and 2015, $0.4 million and $4.0 million, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended March 31, 2016 and 2015, $0.2 million and $0.9 million, respectively, were recorded as a reduction to prepaid expenses. Lastly, during the three months ended March 31, 2016 and 2015, of the total amounts earned, $0.4 million and $0.6 million, respectively, were recorded as a reduction to operating expenses.

(3)
"Other" consists of all remaining arrangements that result in deferred revenue or other advances and are related to a variety of activities that result in amounts being earned to either revenues or other income.

9.	Financing Arrangements

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revolving Credit Facility. Prior to February 20, 2015, the Company had a revolving credit facility with a number of banks which allowed the Company to borrow up to a maximum of $400.0 million ("Prior Credit Agreement"). On February 20, 2015, the Company and the facility banks amended and restated the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement allows the Company to have outstanding borrowings of up to $450.0 million at any one time, on a revolving basis. The Company and one or more of the lenders may from time to time, so long as no default or event of default has occurred under the Restated Credit Agreement, agree to increase the commitments under the Restated Credit Agreement by up to $50.0 million. As of March 31, 2016, the Company had $349.0 million of availability under its revolving credit facility.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement. Under the financing accounting method, the Property assets remain on the Company's consolidated balance sheets and proceeds received by the Company are recorded as a financing liability. Payments under the Lease are applied as payments of deemed principal and imputed interest on the underlying financing obligation.

On July 21, 2015, the Company's Landlord sold the Property to an unaffiliated third party for a total sale price of $215.0 million. Pursuant to the Sharing Agreement, the Company received approximately $14.2 million from the Landlord following such sale and these additional proceeds were recorded as an increase to the lease financing obligation. Upon receipt of these proceeds, the Company concluded that it no longer had continuing involvement beyond a normal leaseback of the Property. As a result, the Company further concluded that the transaction may be accounted for as a sale and operating leaseback on a prospective basis. Accordingly, the Company's lease financing obligation balance was reduced to zero, its property, plant and equipment balance was reduced by $109.4 million, representing the net book value (as of July 21, 2015) of the assets sold, and the Company recorded a deferred gain on the sale-leaseback transaction in the amount of $88.5 million. The deferred gain will be amortized on a straight-line basis over the remaining initial lease term and recorded as a component of other operating income.

The Company presents deferred financing costs associated with its senior unsecured notes as a direct deduction from the carrying amount of the liability (refer to Note 2 for further information). Senior unsecured notes, net of deferred financing costs, as presented on the Company's consolidated balance sheets consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Senior unsecured notes, principal balance	$300,000	$300,000
Less: unamortized deferred financing costs	(4,601)	(4,866)
Senior unsecured notes, net of deferred financing costs	$295,399	$295,134

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three months ended March 31, 2016 and 2015, the Company incurred interest costs totaling $6.7 million and $8.5 million, respectively, of which $0.8 million and $1.0 million, respectively, were capitalized to film costs.

As of March 31, 2016, the Company was in compliance with all applicable financial debt covenants.

10.	Income Taxes

The Company typically determines its interim income tax provision by using the estimated annual effective tax rate and applying that rate to income/loss on a current year-to-date basis, adjusted for the tax effects of items that relate discretely to the interim period, if any. However, if minor changes to forecasted annual pre-tax earnings have a significant effect on the estimated annual effective tax rate, or if a reliable estimate of the annual effective tax rate cannot otherwise be made, the Company may determine that this method would not be appropriate and that a different method should be applied. Furthermore, as a result of a partial increase in the tax basis of the Company's tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of the Company's 2004 initial public offering ("Tax Basis Increase"), the Company may pay reduced tax amounts to the extent it generates sufficient taxable income in the future (refer to the Company's 2015 Form 10-K for a more detailed description). The Company is obligated to remit to the affiliate of the former stockholder 85% of any realized cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits. Due to the effect of this arrangement on the Company's provision for income taxes, the Company also combines the effect of the increase/decrease in income tax benefit payable to former stockholder (referred to as the combined effective tax rate).

For the three months ended March 31, 2016, the Company determined that the annual effective tax rate method would not represent a reliable estimate of the interim income tax provision. As a result, the Company utilized a discrete period method to calculate taxes for the three months ended March 31, 2016. Under the discrete period method, the Company determined the income tax provision based upon actual results as if the interim period were an annual period. For the three months ended

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2015, the Company utilized the annual effective tax rate method (as described above) to calculate the income tax provision for the three-month period then ended.

For the three months ended March 31, 2016, the Company recorded a provision for income taxes of $1.1 million, or an effective tax rate of 8.5%. The Company's combined effective tax rate for the three months ended March 31, 2016 was also 8.5% as the Company did not record an increase nor decrease to the Payable to Former Stockholder in its statements of operations. For the three months ended March 31, 2015, the Company recorded a provision for income taxes of $2.4 million, or an effective tax rate of (4.5)%. For the three months ended March 31, 2015, the Company's combined effective tax rate was also (4.5)%. The Company's effective tax rate and combined effective tax rate for the three months ended March 31, 2015 were negative due to a loss before income taxes. The Company's effective tax rates and combined effective tax rates for the three months ended March 31, 2016 and 2015 were lower than the 35% statutory federal rate as the rates in each period were primarily attributable to the effect of a valuation allowance, as well as foreign taxes.

The Company's federal income tax returns for the tax years ended December 31, 2007 through 2009 and for the years ended December 31, 2012 through 2013 are currently under examination by the Internal Revenue Service, and tax years subsequent to 2013 remain open to audit. The Company's California state tax returns for all years subsequent to 2010 remain open to audit. The Company's India subsidiary's income tax returns are currently under examination for the tax years ended March 31, 2013 through 2014.

11.	Stockholders' Equity and Non-Controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three months ended March 31, 2016 and 2015, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2016, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

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

Additional Equity Information

The following table presents the changes in equity for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2015	$1,143,517	$55,323	$1,198,840
Stock-based compensation	7,332	—	7,332
Purchase of treasury shares	(3,603)	—	(3,603)
Foreign currency translation adjustments	(823)	—	(823)
Distributions to non-controlling interest holder	—	(206)	(206)
Net income (loss)	13,836	(1,695)	12,141
Balance as of March 31, 2016	$1,160,259	$53,422	$1,213,681

Balance as of December 31, 2014	$1,156,357	$38,041	$1,194,398
Stock-based compensation	6,780	—	6,780
Purchase of treasury shares	(2,013)	—	(2,013)
Foreign currency translation adjustments	(810)	—	(810)

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-Controlling Interests	Total Equity
Capital contribution from non-controlling interest holder	—	15,000	15,000
Distributions to non-controlling interest holder	—	(571)	(571)
Net loss	(54,777)	(1,113)	(55,890)
Balance as of March 31, 2015	$1,105,537	$51,357	$1,156,894

12.	Stock-Based Compensation

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

The impact of stock-based compensation awards on net income (excluding amounts capitalized) for the three-month periods ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total stock-based compensation	$4,861	$4,399
Tax impact(1)	(413)	198
Reduction in net income, net of tax	$4,448	$4,597
____________________

(1)
Tax impact was determined at the Company's combined effective tax rate, which includes the statements of operations line item "Increase in income tax benefit payable to former stockholder" (see Note 10).

Stock-based compensation cost capitalized as a part of film costs was $2.4 million and $2.3 million for the three-month periods ended March 31, 2016 and 2015, respectively.

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)
2016
Restricted stock units	305	$24.90
2015
Restricted stock units	777	$21.41

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2016, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $63.8 million and will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.8 years.

13.	Reportable Segments

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

The Company's Ultimate Revenues for each film or television series/specials title include revenues attributable to the consumer products market. Prior to January 1, 2016, the Company allocated a portion of the amortization of capitalized film and television series/specials cost to the Consumer Products segment based on the proportion of revenues generated in the consumer products market in relation to total revenues for that title for any given period. Beginning January 1, 2016, the Company changed the method in which intellectual property costs are charged to the Consumer Products segment. As a result, effective January 1, 2016, amortization of capitalized production costs are no longer shared and allocated with the Consumer Products segment from the originating segment (Feature Films or Television Series and Specials). Instead, the Consumer Products segment is charged a royalty fee for use of intellectual property developed by other segments. The royalty fee is based on an established percentage applied against consumer products revenues earned by a particular property and is reflected as intersegment revenues in each of the impacted segments. Ultimate Revenues and the amortization of capitalized production costs remain unchanged as this change only relates to the method by which costs are allocated to the Consumer Products segment.

Information on the reportable segments and a reconciliation of total segment revenues and segment gross profit to consolidated financial statements are presented below (in thousands):

	Three Months Ended
	March 31,
	2016	2015 (1)
Revenues
Feature Films
Third parties	$94,058	$128,020
Intersegment	255	669
Total Feature Films segment revenues	94,313	128,689

Television Series and Specials
Third parties	56,880	18,013
Intersegment	110	110
Total Television Series and Specials segment revenues	56,990	18,123

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,
	2016	2015 (1)
Consumer Products
Third parties	21,743	15,116
Intersegment	(365)	(779)
Total Consumer Products segment revenues	21,378	14,337

New Media	15,228	4,583
All Other	2,533	798
Total consolidated revenues	$190,442	$166,530

Segment gross profit(2)
Feature Films	$26,112	$38,092
Television Series and Specials	21,066	3,461
Consumer Products	14,992	9,413
New Media	6,513	2,115
All Other	1,485	495
Total segment gross profit	$70,168	$53,576

Reconciliation to consolidated income (loss) before income taxes:
Selling and marketing expenses(3)	490	1,686
General and administrative expenses	60,250	89,142
Product development expenses	545	332
Other operating income	(4,941)	(2,281)
Non-operating expenses, net	3,095	11,825
(Income) loss from equity method investees	(2,542)	6,362
Total consolidated income (loss) before income taxes	$13,271	$(53,490)
____________________

(1)	Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed.

(2)
The Company defines segment gross profit as segment revenues less segment costs of revenues (which is comprised of costs of revenues and certain costs classified as a component of "selling and marketing" in its statements of operations).

(3)	Represents certain selling and marketing expenses that are not included as a component of segment gross profit due to the general nature of such expenses.

14.	Related Party Transactions

Transactions with ODW. During the three months ended March 31, 2016 and 2015, the Company had various transactions with a related party, ODW. See Note 6 for further discussion related to these transactions.

Transactions with Universal Music Group. One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV have formed joint ventures related to the music business. For the three months ended March 31, 2016, revenues from UMG were $1.6 million. Revenues for the three months ended March 31, 2015 and expenses incurred for the three months ended March 31, 2016 and 2015, as it relates to UMG, were immaterial. As of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2016 and December 31, 2015, the Company's deferred revenue and other advances (see Note 8) included the balance of a cash advance received in the amount of $3.3 million and $4.3 million, respectively, related to music licensing revenues.

Transactions with Vessel. One of the Company's directors, Jason Kilar, is the chief executive officer and a significant stockholder in Vessel, a start-up subscription Internet video service company. Vessel has entered into (and is expected to continue to enter into) content and referral agreements with clients of ATV. The agreements in effect provide for certain minimum payments to ATV clients, with additional payments depending on applicable advertising and subscription revenues. Although ATV is not a party to these agreements, it will receive a percentage of the amounts paid to its clients under the terms of its arrangements with its individual clients. During the three months ended March 31, 2016 and 2015, amounts received under these arrangements were immaterial.

15.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's primary third-party distributors, Fox and Paramount. Fox represented approximately 23% and 26% of total revenues for the three-month periods ended March 31, 2016 and 2015, respectively. As it relates to the three-month periods ended March 31, 2016 and 2015, Paramount represented approximately 11% of total revenues for each respective period. In addition, during the three months ended March 31, 2016 and 2015, 26% and 44%, respectively, of the Company's revenues were earned through license arrangements with Netflix, Inc. ("Netflix").

As of each of March 31, 2016 and December 31, 2015, approximately 66% of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix.

16.Commitments and Contingencies

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company does not believe, based on current knowledge, that any existing legal proceedings or claims (other than those previously described) are likely to have a material effect on its financial position, results of operations or cash flows.

Other Commitments and Contingencies

Contributions to ODW. The Company has committed to making certain contributions in connection with the formation of ODW. Refer to Note 6 for further discussion related to these commitments.

Purchase Obligations. During the year ended December 31, 2015, the Company entered into an agreement with one of its suppliers which committed the Company to minimum purchase obligations of certain capital assets intended to be resold in connection with one of the Company's Consumer Products segment activities. As of March 31, 2016, remaining minimum purchase obligations totaled $11.7 million and are contractually due in 2016. Prior to resale, in the Company's consolidated balance sheets, these assets are included in prepaid expenses to the extent that advance deposits have been made for such assets (as of March 31, 2016, this amount was $6.3 million), or in other assets to the extent that the Company has received the asset from its supplier (as of March 31, 2016, this amount was $12.0 million). Similar to other asset balances, the Company evaluates these assets for impairment on an annual basis, or sooner, if indicators of impairment exist. In the event that the Company determines that the assets' fair value is less than the carrying value, the Company would be required to record an impairment charge with respect to the assets.

17.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$13,836	$(54,777)
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	86,443	85,734
Less: Unvested restricted stock	(45)	(119)
Denominator for basic calculation	86,398	85,615
Weighted average effects of dilutive stock-based compensation awards:
Restricted stock awards	1,281	—
Denominator for diluted calculation	87,679	85,615
Net income (loss) per share—basic	$0.16	$(0.64)
Net income (loss) per share—diluted	$0.16	$(0.64)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015(1)
Restricted stock awards	380	1,135
____________________

(1)	Due to the Company's loss for the three-month period ended March 31, 2015, all potential common stock equivalents are anti-dilutive.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth (in thousands) the number of equity awards that are contingently issuable (assuming the required performance conditions had been satisfied as of the dates shown in the table) and that could potentially dilute earnings per share in future periods provided that the Company has net income:

	Three Months Ended
	March 31,
	2016	2015
Restricted stock awards	677	1,372

18.	Restructuring and Related Charges

2015 Restructuring Plan

On January 22, 2015, the Company announced its restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, the Company made changes in its senior leadership team and also made changes based on its reevaluation of the Company's feature film slate. The 2015 Restructuring Plan activities resulted, or will result, in charges related to employee-related costs resulting from headcount reductions, lease obligations and other costs associated with the closure of one of the Company's facilities, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 and the remainder of the costs were primarily incurred during the year ended December 31, 2015. As of March 31, 2016, the Company expected that it would incur aggregate costs of $241.3 million in connection with the 2015 Restructuring Plan (excluding additional labor and other excess costs) of which $240.0 million had been incurred through March 31, 2016. The actions associated with the restructuring plan primarily impacted the Feature Films segment and were substantially completed during 2015.

Impact to Financial Results

For the three months ended March 31, 2016 and 2015, the Company incurred charges for the Company's 2015 Restructuring Plan as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Employee termination costs	$(670)	$4,587
Relocation and other employee-related costs	256	1,496
Accelerated depreciation and amortization charges	—	9,279
Total restructuring charges	$(414)	$15,362

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits (excluding stock-based compensation) in connection with the 2015 Restructuring Plan for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Balance at Beginning of Year	Costs Incurred	Changes in Estimate(1)	Payments and Other	Balance at March 31
2016	$11,969	$—	$(670)	$(4,415)	$6,884
2015	$36,808	$10,286	$(5,036)	$(6,568)	$35,490
____________________

(1)
During the three months ended March 31, 2016, changes in estimate were primarily a result of the Company's ability to reduce severance payments to former employees who obtain subsequent employment during their respective severance periods. During the three months ended March 31, 2015, changes in estimate were primarily a result of a higher number of employees accepting relocation offers than the Company initially estimated.

19.	Subsequent Events

On April 5, 2016, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with ATV, Hearst and Verizon. Pursuant to the Purchase Agreement, upon closing Verizon will acquire from the Company and ATV a 24.5% equity interest in ATV for a purchase price of $159.0 million, and Hearst will acquire from ATV additional equity interests in ATV to maintain a 24.5% equity interest. Following this transaction, the Company's equity interest in ATV will be reduced to 51.0%. The Company will continue to consolidate the results of ATV as it will continue to retain control over the operations of ATV. The transaction is subject to a number of customary closing conditions. The Company currently expects that the closing of the transaction will be completed during the second or third quarters of 2016. Upon closing, the Company expects that it will receive $168.0 million of aggregate gross proceeds from Verizon and Hearst, which has not been reduced for direct transaction costs.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Quarterly Report on Form 10-Q (the "Quarterly Report") contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Risk Factors" section included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), including our 2015 Form 10-K and Current Reports on Form 8-K, before deciding to purchase, hold or sell our common stock.

Management Overview

The following is a summary of the significant items that affected our financial results for the three months ended March 31, 2016:

•
During the three months ended March 31, 2016, we earned net income (excluding net loss attributable to non-controlling interests) of $13.8 million, or $0.16 per diluted share. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the three months ended March 31, 2016, we released our feature film Kung Fu Panda 3 (January 2016 release), which contributed revenues to the Feature Films and Consumer Products segments totaling $33.1 million. A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Feature Films Segment—Current year theatrical releases."

•
During the three months ended March 31, 2016, our Television Series and Specials Segment contributed revenues totaling $57.0 million. A discussion of the revenues generated from this segment is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Television Series and Specials Segment—Segment Revenues."

•
Subsequent to March 31, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Comcast Corporation pursuant to which DreamWorks Animation will become a wholly-owned subsidiary of Comcast (the "Merger"). For further details on this transaction, see Note 1 of the unaudited consolidated financial statements contained elsewhere in this Form 10-Q.

2015 Restructuring Plan

On January 22, 2015, we announced our restructuring initiatives (the "2015 Restructuring Plan") that were intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, we made changes in our senior leadership team and also made changes based on our reevaluation of our feature film slate. Our 2015 Restructuring Plan activities resulted in charges related to employee-related costs resulting from headcount reductions of approximately 500 employees, lease obligations and other costs associated with the closure of our Northern California facility, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 with the remaining costs being primarily incurred during the year ended December 31, 2015. In aggregate, we expect to make cash payments totaling approximately $97.7 million related to our 2015 Restructuring Plan, comprised primarily of (i) severance, benefits, lease obligations and contractual obligations and (ii) excess labor costs. We expect to make cash payments of approximately $70.2 million, related to severance, benefits, lease obligations and contractual obligations, of which $55.7 million had been paid as of March 31, 2016. We expect that the majority of the remaining payments will be paid prior to December 31, 2016. We also expect to make aggregate cash payments of $27.5 million associated with excess labor costs (further described below), of which $22.9 million had been paid as of March 31, 2016. We expect to pay an additional $4.6 million related to excess labor, which will be paid prior to December 31, 2016. The actions associated with the 2015 Restructuring Plan were substantially completed during the year ended December 31, 2015.

The following table summarizes the costs that we incurred during the three months ended March 31, 2016, the costs incurred through December 31, 2015, as well as the remaining costs we expect to incur in order to execute upon our 2015 Restructuring Plan (in millions):

	Three Months Ended	Incurred through	Future
	March 31, 2016	December 31, 2015	Periods	Total
Employee termination costs	$(0.7)	$45.8	$—	$45.1
Relocation and other employee-related costs	0.3	6.5	1.2	8.0
Lease obligations and related charges	—	1.3	0.1	1.4
Accelerated depreciation and amortization charges	—	20.1	—	20.1
Film and other inventory write-offs	—	155.5	—	155.5
Other contractual obligations	—	11.2	—	11.2
Additional labor and other excess costs	0.2	32.1	4.6	36.9
Total restructuring and related charges	$(0.2)	$272.5	$5.9	$278.2

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

Lease Obligations and Related Charges. Lease obligations and related charges largely consist of remaining rent expense that we continue to incur prior to the commencement of the subleases of our Northern California facility. These charges were primarily incurred during the year ended December 31, 2015 and are classified within general and administrative expenses. We expect that sublease income will be sufficient to recover the remaining lease obligations. Sublease income is classified as other operating income/expense. We began recognizing income from subleases during the three months ended December 31, 2015.

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

Additional Labor and Other Excess Costs. We have incurred, and we anticipate that we will continue to incur, additional costs primarily related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. In addition, we have incurred, and we anticipate that we will continue to incur excess costs due to the closure of our

Northern California facility which primarily relate to those that we continue to incur to operate the facility in excess of any amounts received under sublease arrangements. These costs have historically been included in capitalized overhead but are now expensed as incurred. We expect that remaining additional labor and other excess costs will be incurred prior to December 31, 2016. Such costs are classified within general and administrative expenses.

Our Business

Our business is primarily devoted to the development, production and exploitation of animated feature films (and other audiovisual programs) and their associated characters in the worldwide theatrical, home entertainment, digital, television, merchandising, licensing and other markets. We continue to expand our library and increase the value of our intellectual property assets by developing and producing new episodic series and other non-theatrical content based on characters from our feature films. In addition, we have an extensive library of other intellectual property rights, which can be exploited in various markets. Our activities also include those related to ATV, as well as, technology initiatives as we explore opportunities to exploit our internally developed software.

For further information on our business, refer to Note 1 of our unaudited consolidated financial statements in "Part I—Item 1." For further details of our primary distribution and servicing arrangements, see "Part I—Item 1—Business—Distribution and Servicing Arrangements" of our 2015 Form 10-K.

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

Our films are distributed in foreign countries and, in recent years, we have derived on average 70% of our worldwide box office receipts and 60% of our feature film revenue from foreign countries. A significant amount of our transactions in foreign countries is conducted in the local currencies and, as a result, fluctuations in foreign currency exchange rates can affect our business, results of operations and cash flow. For a detailed discussion of our foreign currency risk, see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Market and Exchange Rate Risk—Foreign Currency Risk" of our 2015 Form 10-K.

Television Series and Specials

Our business activities also include the development, production and exploitation of episodic series, direct-to-video and other non-theatrical content. We have certain rights in our distribution and servicing arrangements (as described above) to engage our distributors to distribute non-feature film product for us. However, our revenue and cost activities related to our television series/specials and direct-to-video product are generally not subject to our distribution agreements and, accordingly, we receive payment and record revenues directly from third parties. We have entered into long-term agreements with Netflix, the German television network Super RTL and southern European media company Planeta Junior regarding the production and distribution of existing and future episodic series. Each agreement provides for us to deliver a specified number of episodes of newly created series based on our properties, including characters from the Classic Media library. Under each of these agreements, we will receive a per-episode license fee. We will also be entitled to retain all revenues from the exploitation of the series in other countries and derived from all media not expressly licensed to these parties. Additionally, we have entered into agreements for the distribution of our episodic series content with media companies in countries not covered by the Netflix, Super RTL and Planeta Junior arrangements.

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

New Media

Our New Media segment consists of our AwesomenessTV ("ATV") and related businesses. We acquired ATV in May 2013. ATV generates revenues primarily from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements.

In December 2014, we entered into an agreement with an affiliate of the Hearst Corporation ("Hearst"), whereby Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. We consolidate the results of the ATV Joint Venture as we are the controlling party. Subsequent to March 31, 2016, we entered into an agreement to sell additional interests in the ATV Joint Venture to an additional third party investor, which will reduce the Company's ownership percentage in ATV. For further details on this transaction, see Note 19 of the unaudited consolidated financial statements contained elsewhere in this Form 10-Q.

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

Feature Films. Costs of revenues related to our Feature Films segment primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. The amortization of capitalized costs is based on the amount of revenues earned from all markets (including consumer products revenue). Prior to January 1, 2016, the amount of amortization reflected in the Feature Films segment was only that attributable to revenues reported in this segment. Beginning January 1, 2016, we no longer attribute a portion of the amortization of capitalized costs to the Consumer Products segment. See "—Additional Information on Segment Revenues and Costs of Revenues" for further details on this change.

Television Series and Specials. Similar to our Feature Films segment, costs of revenues related to our Television Series and Specials segment primarily include the amortization of capitalized costs (see "—Additional Information on Segment Revenues and Costs of Revenues" for further details on the change described above under "—Feature Films"), participation and residual costs and write-offs of amounts previously capitalized. In addition, costs of revenues include amortization of intangible assets (which consists of certain character rights). We also use a third-party to distribute certain home entertainment product in the U.S. and Canada, and as a result of our arrangement with the third-party, costs of revenues also include costs related to physical inventory sales.

Consumer Products. Costs of revenues associated with our Consumer Products segment are primarily related to the amortization of certain intangible and other assets associated with consumer product and licensing revenues. Costs of revenues also include participation costs. In addition, prior to January 1, 2016, costs of revenues associated with our Consumer Products segment included a portion of the amortization of capitalized costs of our film and television series/specials. Beginning January 1, 2016, we no longer attribute a portion of the amortization of capitalized costs related to our feature films and television series/specials to the Consumer Products segment. See "—Additional Information on Segment Revenues and Costs of Revenues" for further details on this change.

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

Segment Costs of Revenues

Costs of revenues (as previously described) and selling, marketing and other distribution expenses directly attributable to our segments are the components that comprise our "segment costs of revenues" to arrive at segment profitability ("segment gross profit"). See Note 13 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report for a reconciliation of segment gross profit to consolidated income/loss before income taxes.

Additional Information on Segment Revenues and Costs of Revenues

The Company's Ultimate Revenues for each film or television series/specials title include revenues attributable to the consumer products market. Prior to January 1, 2016, the Company allocated a portion of the amortization of capitalized film and television series/specials cost to the Consumer Products segment based on the proportion of revenues generated in the consumer products market in relation to total revenues for that title for any given period. Beginning January 1, 2016, we changed the method in which intellectual property costs are charged to the Consumer Products segment to provide better comparability to our peers, to be similar to the method used in our Television Series and Specials segment for non-consumer products royalty charges, to increase segment management control and to minimize the volatility in the Consumer Products segment as we believe that the volatility associated with our releases should be borne by the originating business segment. As a result, effective January 1, 2016, amortization of capitalized production costs are no longer shared and allocated with the Consumer Products segment from the originating segment (Feature Films or Television Series and Specials). Instead, the Consumer Products segment is charged a royalty fee for use of intellectual property developed by other segments. The royalty fee is based on an established percentage applied against consumer products revenues earned by a particular property and is reflected as intersegment revenues in each of the impacted segments. Ultimate Revenues and the amortization of our capitalized production costs remain unchanged as this change only relates to the method by which costs are allocated to the Consumer Products segment.

In order to illustrate the impact that the change would have had had we applied the same methodology in each of the fiscal quarters for the year ended December 31, 2015, the following tables present segment revenues, costs of revenues and gross profit for each of the impacted segments as if the methodology had been implemented effective as of January 1, 2015. As it relates to amounts for the three months ended March 31, 2015 presented in this Quarterly Report, we have conformed the amounts to present the segment disclosures using the methodology currently being applied.

Feature Films Segment (including reclassifications)
	Three Months Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
(in millions)
Segment revenues
Third parties	$128.0	$87.8	$157.9	$146.4	$520.1
Intersegment	0.7	0.4	0.7	0.4	2.2
	128.7	88.3	158.6	146.8	522.3

Segment costs of revenues	90.6	59.0	107.8	85.4	342.7
Segment gross profit	$38.1	$29.3	$50.8	$61.4	$179.6

Television Series and Specials Segment (including reclassifications)
	Three Months Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
(in millions)
Segment revenues
Third parties	$18.0	$54.5	$50.7	$104.9	$228.1
Intersegment	0.1	0.2	0.3	1.0	1.6
	18.1	54.8	51.0	105.9	229.7

Segment costs of revenues	14.7	35.6	36.3	62.0	148.5
Segment gross profit	$3.5	$19.2	$14.7	$43.9	$81.2

Consumer Products Segment (including reclassifications)
	Three Months Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
(in millions)
Segment revenues
Third parties	$15.1	$12.7	$27.0	$31.7	$86.5
Intersegment	(0.8)	(0.7)	(1.0)	(1.4)	(3.8)
	14.3	12.0	26.0	30.4	82.7

Segment costs of revenues	4.9	7.8	6.1	19.8	38.7
Segment gross profit	$9.4	$4.2	$19.9	$10.5	$44.0
____________________
Note: Amounts may not foot due to rounding.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce our animated films, television series/specials and other content, which primarily consist of compensation (including salaries, bonuses, stock-based compensation and fringe benefits) for animators, creative talent and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production (including production overhead, which includes an allocation of depreciation and amortization expense). In addition, capitalized production costs may include interest expense to the extent that amounts were qualified to be capitalized. As a result, amortization and write-off of film and other inventory costs in any period includes depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. The total amount of such expenses reflected as a component of amortization and write-off of film and other inventory costs were $9.0 million and $12.5 million during the three months ended March 31, 2016 and 2015, respectively.

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

With regard to our recent release Kung Fu Panda 3 (released into the theatrical market during January 2016), although there were no indicators of impairment at March 31, 2016, there was a minimal margin between the film's estimated remaining Ultimate Revenues and the remaining unamortized production costs (which were approximately $140.5 million as of March 31, 2016). Although we concluded that a write-down was not required at that time, there can be no assurances that a future write-down will not occur. Subsequent to March 31, 2016 and through the date of this filing, Kung Fu Panda 3's performance in the theatrical market has been below our March 31, 2016 forecast. While there are certain future revenue sources that are essentially known to us (e.g., domestic pay television), even though they have not been recognized in our financial results as of March 31, 2016, the film's profitability will depend significantly on future revenue sources that are variable (e.g., home entertainment sales). As of the date of this filing, taking into account the various sources of future revenues (as well as the film's theatrical performance to date), a reduction of 10% in our estimates of future variable revenues attributable to Kung Fu Panda 3 would result in an impairment charge of approximately $5.0 million to $10.0 million.

As it relates to titles that have been impaired, additional impairments may be subsequently recorded if the uncertain components of our future revenues associated with those titles (e.g., those related to home entertainment sales) do not materialize as currently expected. For example, in October 2014, we released Mr. Peabody and Sherman into the domestic home entertainment market and, as a result of the sales performance, we recorded an additional impairment charge in the amount of $9.4 million during the quarter ended December 31, 2014. As of March 31, 2016, remaining unamortized capitalized production costs related to Mr. Peabody and Sherman were approximately $30.6 million. A reduction of 20% in our estimated future variable revenues attributable to Mr. Peabody and Sherman would not result in an additional impairment charge.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation (including salaries, bonuses, stock-based compensation and employee benefits), rent, insurance and fees for professional services. In addition, as a result of our 2015 Restructuring Plan (as described in "—Management Overview—2015 Restructuring Plan"), our general and administrative expenses also include restructuring and restructuring-related charges.

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

For a detailed description of our revenues and operating expenses, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues and Costs" of our 2015 Form 10-K.

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

	Three Months Ended March 31,
	2016	2015(1)	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$190.4	$166.5	$23.9	14.4%
Operating expenses (income):
Costs of revenues	114.6	106.2	8.4	7.9%
Selling and marketing	6.1	8.5	(2.4)	(28.2)%
General and administrative	60.3	89.1	(28.8)	(32.3)%
Product development	0.5	0.3	0.2	66.7%
Other operating income	(4.9)	(2.3)	(2.6)	(113.0)%
Operating income (loss)	13.8	(35.3)	49.1	139.1%

Non-operating income (expense):
Interest expense, net	(5.0)	(6.3)	1.3	20.6%
Other income (expense), net	1.9	(5.5)	7.4	NM
Increase in income tax benefit payable to former stockholder	—	—	—	—%
Income (loss) before income from equity method investees and income taxes	10.7	(47.1)	57.8	122.7%

Income (loss) from equity method investees	2.5	(6.4)	8.9	NM
Income (loss) before income taxes	13.2	(53.5)	66.7	124.7%
Provision for income taxes	1.1	2.4	(1.3)	(54.2)%
Net income (loss)	12.1	(55.9)	68.0	121.6%
Less: Net loss attributable to non-controlling interests	(1.7)	(1.1)	(0.6)	(54.5)%
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$13.8	$(54.8)	$68.6	125.2%

Diluted net income (loss) per share attributable to DreamWorks Animation SKG, Inc.	$0.16	$(0.64)	$0.80	125.0%
Shares used in computing diluted net income (loss) per share	87.7	85.6		2.5%
____________________
NM: Not Meaningful.

(1)	Includes restructuring and restructuring-related charges related to our 2015 Restructuring Plan. See "—Management Overview—2015 Restructuring Plan" for further details.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following chart sets forth (in millions, except percentages), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment(2)
Revenues ($ in millions)
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$190.4(1)
Feature Films, $94.3
49.5%
Television Series and Specials, $57.0
29.9%
Consumer Products, $21.4
11.2%
New Media, $15.2
8.0%
All Other, $2.5
1.3%
Q1 2016
$166.5(1)
Feature Films, $128.7
77.3%
10.9%
Television Series and Specials, $18.1
8.6%
Consumer Products, $14.3
2.8%
0.5%
New Media, $4.6
All Other, $0.8
Q1 2015

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

(2)	Amounts may not foot due to rounding.

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Three Months Ended		Increase (Decrease)
	March 31, 2016	March 31, 2015(1)	$	%
Segment revenues
Third parties	$94.1	$128.0	$(33.9)	(26.5)%
Intersegment	0.3	0.7	(0.4)	(57.1)%

	Three Months Ended		Increase (Decrease)
	March 31, 2016	March 31, 2015(1)	$	%
Total segment revenues	94.3	128.7	(34.4)	(26.7)%

Segment costs of revenues	68.2	90.6	(22.4)	(24.7)%
Segment gross profit	$26.1	$38.1	$(12.0)	(31.5)%
____________________
Note: Amounts may not foot due to rounding.

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$0
$20
$40
$60
$80
$100
$120
$140
$94.3(1)
Kung Fu Panda 3, $30.9
Home, $18.3
The Penguins of Madagascar, $1.6
How To Train Your Dragon 2, $1.9
$3.5
Library, $41.6
$128.7(1)
Home, $3.0
The Penguins of Madagascar, $2.1
How to Train Your Dragon 2, $41.7
$75.3
Mr. Peabody and Sherman, $31.5
Turbo, $12.3
Library, $38.1
1Q 2016
1Q 2015
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category increased $27.9 million to $30.9 million during the three months ended March 31, 2016 compared to $3.0 million during the three months ended March 31, 2015. The increase in revenues generated by our "Current year theatrical releases" category was primarily due to the timing of our first quarter 2016 theatrical release compared to our first quarter 2015 theatrical release. During the three months ended March 31, 2016, Kung Fu Panda 3 (January 2016 release) contributed revenues of $30.9 million, or 16.2% of consolidated revenues, primarily earned in the Chinese theatrical market, where our films are distributed outside of our arrangement with Fox. As can be typical for our new theatrical releases, our primary distributor, Fox, did not report any theatrical revenue to us during the three months ended March 31, 2016 for Kung Fu Panda 3 as Fox is entitled to recover its marketing and distribution costs before they are required to report to us any revenue generated from the exploitation of this film. We currently anticipate that Fox will begin reporting revenue to us during the three months ending June 30, 2016 as a result of the film's performance in the worldwide theatrical and post-theatrical markets. Our distributor in the Chinese theatrical market recouped their distribution and marketing costs during the three months ended March 31, 2016 as their costs relative to Kung Fu Panda 3's theatrical performance in their distribution territory was lower relative to the costs incurred by Fox in other territories. During the three months ended March 31, 2015, Home (March 2015 release) contributed ancillary revenues of $3.0 million, or 1.8% of consolidated revenues. Fox did not report any theatrical revenue to us during the three months ended March 31, 2015 for Home as Fox had not yet recouped their marketing and distribution costs.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $57.0 million, or 75.7%, to $18.3 million during the three months ended March 31, 2016 when compared to $75.3 million of revenues earned during the three months ended March 31, 2015. The decrease in revenues was primarily due to a decrease in the number of films that comprised this category during the three months ended March 31, 2016 when compared to the same period of the prior year. In addition, although Home (March 2015 release) was a stronger-performing title when compared to Mr. Peabody and Sherman (March 2014 release), revenues generated from Home during the three months ended March 31, 2016 were lower because it released into the pay television window during the three months ended December 31, 2015, while Mr. Peabody and Sherman released into the same window during the three months ended March 31, 2015.

For the three months ended March 31, 2016, "Prior year theatrical release" revenues consisted of those generated by Home which contributed $18.3 million (or 9.6% of consolidated revenues) primarily earned in the international television markets.

For the three months ended March 31, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman. The Penguins of Madagascar contributed $2.1 million (or 1.3% of consolidated revenues) of ancillary revenues. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $41.7 million (or 25.0%) and $31.5 million (or 18.9%) of revenues, respectively, primarily related to each title’s SVOD distribution.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category decreased $8.8 million, or 71.5%, to $3.5 million during the three months ended March 31, 2016 when compared to $12.3 million during the three months ended March 31, 2015 primarily due to a non-routine licensing arrangement attributable to the home entertainment market related to Turbo (July 2013 release), which contributed to revenues earned during the three months ended March 31, 2015.

For the three months ended March 31, 2016, "Preceding year theatrical releases" revenues consisted of those related to The Penguins of Madagascar (November 2014 release) and How to Train Your Dragon 2 (June 2014 release), which contributed $1.6 million (or 0.8%) and $1.9 million (or 1.0%), respectively of consolidated revenues, earned across a variety of markets.

For the three months ended March 31, 2015, "Preceding year theatrical releases" revenues consisted of those related to Turbo, which contributed $12.3 million (or 7.4%) of consolidated revenues, primarily earned in the international home entertainment market.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues from our "Library" category slightly increased by $3.5 million, or 9.2%, to $41.6 million during the three months ended March 31, 2016 when compared to $38.1 million during the three months ended March 31, 2015. The increase in revenues was attributable to the addition of Mr. Peabody and Sherman (March 2014 release) to our "Library" category, as well as revenues earned as a result of extensions of existing license arrangements related to the SVOD distribution of our library titles.

Segment Costs of Revenues

The primary component of segment costs of revenues for our Feature Films segment is film amortization costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment remained relatively consistent and was 72.3% during the three months ended March 31, 2016 compared to 70.4% for the three months ended March 31, 2015.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Three Months Ended		Increase (Decrease)
	March 31, 2016	March 31, 2015(1)	$	%
Segment revenues
Third parties	$56.9	$18.0	$38.9	216.1%
Intersegment	0.1	0.1	—	—%
Total segment revenues	57.0	18.1	38.9	214.9%

Segment costs of revenues	35.9	14.7	21.2	144.2%
Segment gross profit	$21.1	$3.5	$17.6	502.9%
____________________
Note: Amounts may not foot due to rounding.

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

Revenues generated from our Television Series and Specials segment increased $38.9 million, or 214.9%, to $57.0 million during the three months ended March 31, 2016 when compared to $18.1 million during the three months ended March 31, 2015. The increase in revenues was attributable to a significantly higher number of episodes delivered under our episodic content licensing arrangements. During the three months ended March 31, 2016, the primary drivers of revenue were our episodic series, including The Mr. Peabody and Sherman Show, Voltron, Adventures of Puss in Boots and All Hail King Julien, while during the three months ended March 31, 2015, the primary driver of revenues was our episodic series All Hail King Julien.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 63.0% for the three months ended March 31, 2016 compared to 80.9% for the three months ended March 31, 2015. The decrease in segment costs of revenues as a percentage of revenues was primarily due to a decrease in the amount of advertising and marketing costs we incurred for our episodic series during the three months ended March 31, 2016 compared to the same period of the prior year.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Three Months Ended		Increase (Decrease)
	March 31, 2016	March 31, 2015(1)	$	%
Segment revenues
Third parties	$21.7	$15.1	$6.6	43.7%
Intersegment	(0.4)	(0.8)	0.4	50.0%
Total segment revenues	21.4	14.3	7.1	49.7%

	Three Months Ended		Increase (Decrease)
	March 31, 2016	March 31, 2015(1)	$	%

Segment costs of revenues	6.4	4.9	1.5	30.6%
Segment gross profit	$15.0	$9.4	$5.6	59.6%
____________________
Note: Amounts may not foot due to rounding.

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment increased $7.1 million, or 49.7%, to $21.4 million during the three months ended March 31, 2016 when compared to $14.3 million during the three months ended March 31, 2015. This increase was primarily due to revenues earned, during the three months ended March 31, 2016, from a variety of license and other arrangements related to our location-based entertainment initiatives.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment decreased to 29.9% for the three months ended March 31, 2016 when compared to 34.3% for the three months ended March 31, 2015. The decrease in costs of revenues as a percentage of revenues is a result of the mix of revenues that comprised each of the periods as the three months ended March 31, 2016 benefited from higher margin revenue sources.

As previously described under "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues," beginning January 1, 2016, we changed the method by which we allocate costs from the Feature Films and Television Series and Specials segments to the Consumer Products segment. Segment costs of revenues as a percentage of revenues for the three months ended March 31, 2015 reflects the segment costs calculated in accordance with the current year methodology.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Segment revenues	$15.2	$4.6	$10.6	230.4%
Segment costs of revenues	8.7	2.5	6.2	248.0%
Segment gross profit	$6.5	$2.1	$4.4	209.5%

Segment Revenues

Revenues generated by our New Media segment increased to $15.2 million during the three months ended March 31, 2016 compared to $4.6 million during the three months ended March 31, 2015. This increase was primarily attributable to revenues generated under licensing arrangements as a result of the delivery of newly-created content.

Segment Costs of Revenues

During the three months ended March 31, 2016 and 2015, costs of revenues related to our New Media segment were $8.7 million (or 57.2% of segment revenues) and $2.5 million (or 53.9% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues increased primarily because the three-month period ended March 31, 2015 was largely comprised of advertising and production service revenues that had lower associated costs.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Segment revenues	$2.5	$0.8	$1.7	212.5%
Segment costs of revenues	1.0	0.3	0.7	233.3%
Segment gross profit	$1.5	$0.5	$1.0	200.0%

Selling and Marketing. Selling and marketing expenses directly attributable to our segments are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the three-month periods ended March 31, 2016 and 2015, the amount of selling and marketing expenses not allocated to our segments was $0.5 million and $1.7 million, respectively.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Selling and marketing	$6.1	$8.5
Less: allocation to segments	5.6	6.8
Unallocated selling and marketing	$0.5	$1.7	$(1.2)	(70.6)%

Our unallocated selling and marketing costs decreased when comparing the three months ended March 31, 2016 to the same period of the prior year, which was primarily due to lower corporate marketing expenses incurred during the three months ended March 31, 2016.

General and Administrative. Total general and administrative expenses decreased $28.8 million, or 32.3%, to $60.3 million (including stock-based compensation expense of $4.7 million) for the three months ended March 31, 2016 from $89.1 million (including stock-based compensation expense of $4.1 million) for the three months ended March 31, 2015. This decrease was primarily due to charges incurred during the three-month period ended March 31, 2015 related to the 2015 Restructuring Plan that consisted of $6.1 million related to employee termination and other employee-related costs (which primarily consist of severance and benefits), $9.3 million related to accelerated depreciation and amortization costs and $16.5 million related to additional labor and other excess costs. During the three months ended March 31, 2016, charges associated with the 2015 Restructuring Plan were immaterial. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs.

Product Development. Product development costs remained relatively consistent and totaled $0.5 million for the three months ended March 31, 2016 compared to $0.3 million for the three months ended March 31, 2015. Product development costs primarily represent research and development costs related to our technology.

Other Operating Income. During the three months ended March 31, 2016 and 2015, other operating income totaled $4.9 million and $2.3 million, respectively. The increase of $2.6 million was primarily attributable to income recognized under our sublease arrangements and the amortization of the deferred gain on our sale-leaseback transaction. Other operating income during both the three months ended March 31, 2016 and 2015 included income related to certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions.

Operating Income/Loss. Operating income for the three months ended March 31, 2016 was $13.8 million compared to an operating loss of $35.3 million for the three months ended March 31, 2015. This $49.1 million increase was primarily driven by the decline in general and administrative expenses as, in 2015, we incurred significant costs associated with our 2015 Restructuring Plan.

Interest Expense, Net. For the three months ended March 31, 2016 and 2015, we recorded net interest expense (net of amounts capitalized and interest income) of $5.0 million and $6.3 million, respectively. This slight decrease was primarily due to interest expense incurred during the three months ended March 31, 2015 as a result of our sale and leaseback transaction being classified as a lease financing obligation during that period. As discussed in Note 9 to our unaudited consolidated financial statements contained elsewhere in this Form 10-Q, we no longer record interest expense related to this transaction as the arrangement is being accounted for as an operating lease.

Other Income/Expense, Net.  For the three months ended March 31, 2016, we recorded other income (net) of $1.9 million compared to other expense (net) of $5.5 million recorded during the three months ended March 31, 2015. Other expense (net) for the three months ended March 31, 2015 was primarily due to a write-off in the amount of $5.1 million related to a strategic investment. In addition, other income (net) for the three months ended March 31, 2016 included gains on foreign currency exchange transactions amounting to $0.4 million compared to losses of $1.3 million for the same period of the prior year. During the three months ended March 31, 2015, theses losses were primarily due to unrealized foreign currency losses related to intercompany balances that will be settled.

Increase in Income Tax Benefit Payable to Former Stockholder.  As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our 2004 initial public offering ("Tax Basis Increase"), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As a result of the Tax Basis Increase, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the three months ended March 31, 2016, we did not record an increase or decrease to our income tax benefit payable to former stockholder in our statements of operations as we are not anticipating a tax benefit from the Tax Basis Increase for the three months ended March 31, 2016. For the three months ended March 31, 2015, we recorded an immaterial increase to our income tax benefit payable to former stockholder in our statements of operations as we were not anticipating a tax benefit from the Tax Basis Increase for the year ended December 31, 2015.

Income/Loss from Equity Method Investees.  During the three months ended March 31, 2016 and 2015, our portion of the income (loss) incurred by equity method investees was $2.5 million and $(6.4) million, respectively, which were primarily attributable to our shares of income/losses generated by ODW. During the three months ended March 31, 2016, ODW recorded revenues related to the theatrical release of Kung Fu Panda 3 in China as a result of our arrangement with them as described in Note 6 to our unaudited financial statements contained elsewhere in this Form 10-Q. This was the primary driver of the income we recorded from equity method investees during the three months ended March 31, 2016 compared to the loss in the same period of the prior year.

Provision for Income Taxes.  For the three months ended March 31, 2016 and 2015, we recorded a provision for income taxes of $1.1 million and $2.4 million, respectively, or an effective tax rate of 8.5% and (4.5)%, respectively. When our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended March 31, 2016 and 2015 were also 8.5% and (4.5)%, respectively. Our effective tax rate and combined effective tax rate for the three months ended March 31, 2015 were negative due to our loss before income taxes. Our effective tax rates and combined effective tax rates for the three months ended March 31, 2016 and 2015 were lower than the 35% statutory federal rate primarily due to the effect of a valuation allowance, as well as foreign taxes.

Net Loss Attributable to Non-Controlling Interests.  We consolidate the results of several majority-owned entities because we retain control over the operations of these entities. Net loss attributable to non-controlling interests represents the joint venture partners' share of the loss that is consolidated in our operating results. During the three months ended March 31, 2016 and 2015, net loss attributable to non-controlling interests was $1.7 million and $1.1 million, respectively, and the primary driver of the amount in each respective period was the operating results of ATV.

Net Income/Loss Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net loss attributable to non-controlling interests) for the three months ended March 31, 2016 was $13.8 million, or $0.16 per diluted share, as compared to a net loss of $54.8 million, or $0.64 per share, for the three months ended March 31, 2015.

Financing Arrangements

There were no material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the financing arrangements specified in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Form 10-K.

For a more detailed description of our various financing arrangements, please see Note 9 to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2015 Form 10-K.

As of March 31, 2016, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, borrowings from our revolving credit facility and cash on hand during the three months ended March 31, 2016 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g., general and administrative costs, selling and marketing costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures, debt service payments and our restructuring initiatives.

Depending on prevailing market conditions, our liquidity requirements, bond and revolving facility covenants and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

As of March 31, 2016, we had cash and cash equivalents totaling $91.6 million. Approximately 54% of this amount was held by two of our consolidated joint ventures. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, primarily comprised of U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at March 31, 2016 decreased by $19.2 million from $110.8 million at December 31, 2015. Components of this change in cash for the three months ended March 31, 2016, as well as for the three months ended March 31, 2015, are provided below in more detail.

As previously described, our feature films are being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of March 31, 2016, the amount of outstanding receivables from ODW for distribution of our films was $20.5 million.

Operating Activities

Net cash (used in) provided by operating activities for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	2016	2015
Net cash (used in) provided by operating activities	$(52,893)	$1,562

During the three months ended March 31, 2016, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were Home's domestic home entertainment revenues, The Penguins of Madagascar's domestic home entertainment and international television revenues, The Croods' worldwide home entertainment and international television revenues, How to Train Your Dragon 2's worldwide home entertainment revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, other sources of cash included those related to revenues from licensing of our episodic content.

Cash used in operating activities for the three months ended March 31, 2016 included $39.1 million paid related to incentive compensation payments, which increased $32.3 million when compared to the amount paid during the three months ended March 31, 2015 as these cash payments primarily fluctuate based on our financial results. During the three months ended March 31, 2016, we also made payments to an affiliate of a former stockholder related to tax benefits realized in 2015 from the Tax Basis Increase in the amount of $16.4 million. Cash used in operating activities also included production spending for our films and television series, as well as participation and residual payments.

During the three months ended March 31, 2015, our main source of cash from operating activities was the collection of revenue. The main sources of cash during this period were How to Train Your Dragon 2's worldwide home entertainment revenues, The Croods' worldwide home entertainment revenues, Madagascar 3's international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, cash provided by operating activities during the three months ended March 31, 2015 benefited from advances received during the three months ended March 31, 2015 for future deliveries of content. Cash used in operating activities for the three months ended March 31, 2015 included $6.8 million paid related to incentive compensation payments. During the three months ended March 31, 2015, we also made payments (net of refunds received) to an affiliate of a former stockholder related to tax benefits realized in 2014 from the Tax Basis Increase in the amount of $7.4 million. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	2016	2015
Net cash used in investing activities	$(3,709)	$(2,355)

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was largely attributable to the investment in property, plant and equipment. In addition, during the three months ended March 31, 2015, we made cash contributions totaling $0.5 million in connection with investments in various unconsolidated entities. For further information regarding our investments in unconsolidated entities, refer to Note 6 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	2016	2015
Net cash provided by financing activities	$37,191	$55,168

Net cash provided by financing activities for the three months ended March 31, 2016 primarily consisted of $71.0 million in borrowings under our revolving credit facility, which was partially offset by $30.0 million in repayments of borrowings. Net cash provided by financing activities for the three months ended March 31, 2015 included $340.4 million in borrowings under our revolving credit facility, which was more than offset by $475.4 million in repayments of borrowings.

In addition, net cash provided by financing activities for the three months ended March 31, 2015 was largely comprised of $185.0 million of net proceeds received from our sale of our headquarters facilities (which was recorded as a financing arrangement as further described in Note 9 of our unaudited consolidated financial statements contained elsewhere in this Form 10-Q), which was offset by $1.2 million in repayments under the lease financing obligation.

Lastly, during the three months ended March 31, 2015, cash provided by financing activities also included a cash contribution from a non-controlling interest holder in the amount of $15.0 million related to the formation of a new entity to commercialize one of the Company's technology initiatives.

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement with ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of March 31, 2016, our remaining contribution commitments consisted of the following: (i) $33.0 million in cash (which is expected to be funded over the next two years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the license of technology and (iv) approximately $6.4 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 6 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Non-Cancelable Talent Commitments

As of March 31, 2016, we had non-cancelable talent commitments totaling approximately $28.3 million that we expect to be payable over the next five years.

There have been no other material changes during the period covered by this Quarterly Report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Form 10-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are outlined in Note 2 to the audited consolidated financial statements contained in our 2015 Form 10-K. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities including:

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes there have been no material changes during the period covered by this Quarterly Report to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to provide companies with a single model for use in accounting for revenue from contracts with customers. Once it becomes effective, the new guidance will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. We are required to adopt the guidance on January 1, 2018. Early adoption is permitted but not earlier than the fiscal year beginning January 1, 2017. Companies are permitted to either apply the guidance retrospectively to all prior periods presented or, alternatively, apply the guidance in the year of adoption with the cumulative effect recognized at the date of initial application (referred to as the modified retrospective approach). We do not expect that we will adopt this standard prior to January 1, 2018. We are currently in the process of concluding on the method of adoption, as well as evaluating the impact that the new standard will have on our consolidated financial statements. However, we currently believe that we will adopt the new guidance using the full retrospective approach.

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

The following is a reconciliation of each of the Company's GAAP measures (operating income/loss, net income/loss attributable to DreamWorks Animation SKG, Inc. and loss (or diluted earnings) per share) to the non-GAAP adjusted amounts (in thousands, except per share amounts) for the three months ended March 31, 2015. For the three months ended March 31, 2016, the amounts attributable to the 2015 Restructuring Plan were immaterial and, as a result, the Adjusted Income/Loss Measures are not presented for this period. Refer to "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—2015 Restructuring Plan" for the amounts related to the three-month period ended March 31, 2016.

Three Months Ended
March 31, 2015
Operating loss — as reported	$(35,303)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	4,587
Relocation and other employee-related costs(2)	1,496
Accelerated depreciation and amortization charges(3)	9,279
Additional labor and other excess costs(4)	16,509
Total restructuring-related charges	31,871

Adjusted operating loss	$(3,432)

Three Months Ended
March 31, 2015

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

(5)	Tax Impact. The tax impact of non-GAAP adjustments was calculated at the Company's combined effective tax rate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Exchange Rate Risk

For quantitative and qualitative disclosures about our interest rate, foreign currency and credit risks, please see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk," of our 2015 Form 10-K. Our exposure to interest rate, foreign currency and credit risks has not changed materially since December 31, 2015.

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

Information concerning certain risks and uncertainties appears in "Part I—Item 1A—Risk Factors" of the Company's 2015 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

The risk factors disclosed below pertain to the pending acquisition of DreamWorks Animation by Comcast (the "Merger"), as more fully described in Note 1 of our unaudited consolidated financial statements contained in "Part I—Item 1—Financial Statements" of this Quarterly Report on Form 10-Q. Other than those disclosed below, during the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company's 2015 Form 10-K or filings subsequently made with the SEC.

The required regulatory approvals may not be obtained or may contain conditions that could jeopardize or delay closing.

Completion of the Merger is conditioned upon the receipt of certain regulatory approvals from multiple governmental agencies, including the expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the European Commission ("EC") under EC merger regulations. There is no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger, and such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger.

Uncertainty regarding the Merger may cause business partners, vendors and others to delay or defer decisions concerning their business with our Company.

Completion of the Merger is subject to the satisfaction or waiver of various conditions, including the receipt of various approvals and authorizations and the absence of any order, injunction or decree preventing the completion of the Merger. Such uncertainty may harm our business, financial condition and results of operations if distributors, vendors and others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than our Company, or delay or defer decisions concerning their business with our Company.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the pending Merger.

        Current and prospective employees of the Company may experience uncertainty about the effect of the proposed Merger with Comcast, which may impair our ability to attract, retain and motivate key management, creative, technology and other personnel. Employee retention may be particularly challenging during the pendency of the transaction, as employees of the Company may experience uncertainty about their future roles with the combined company. In addition, there could be disruptions to or distractions for our workforce and management associated with obtaining the required regulatory approvals to close the proposed transaction and planning for the integration of the Company into Comcast once the Merger is approved.

Provisions of the merger agreement may deter alternative business combinations and could negatively affect our stock price if the merger agreement is terminated in certain circumstances.

Restrictions in the merger agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our stockholders when compared to the terms and conditions of the Merger. If the Merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, the Company, in certain specified circumstances, may be required to pay a termination fee to Comcast of up to $152.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our stockholders than the Merger.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of the Company.

If the Merger is not completed, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including the following:

•	adverse reactions from the financial markets, including negative impacts on its stock price;

•	adverse reactions from its customers, regulators and employees;

•	payment of certain costs relating to the merger, whether or not the merger is completed, including legal, accounting and financial advisor fees;

•
the Merger Agreement places certain restrictions on the conduct of the Company's business prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of Comcast, may prevent the Company from taking specified actions during the pendency of the merger; and

•
matters relating to the merger will require substantial commitments of time, focus and resources by our management, which could otherwise have been devoted to ongoing operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we would not realize any of the expected benefits of having completed the Merger. If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize or materially adversely affect our business, financial condition, results of operations and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended March 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
January 1–January 31, 2016	—	$—	—	$100,000,000
February 1–February 29, 2016	—	$—	—	$100,000,000
March 1–March 31, 2016	—	$—	—	$100,000,000
Total	—	$—	—
 ____________________

(1)	In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger, dated as of April 28, 2016, by and among DreamWorks Animation SKG, Inc., Comcast Corporation and Comcast Paris Newco, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2016)

Exhibit 3.1	Amendment to the By-laws of DreamWorks Animation SKG, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2016)

Exhibit 10.1
First Amendment dated as of April 5, 2016, among DreamWorks Animation SKG, Inc., certain subsidiaries of DreamWorks Animation SKG, Inc., the several lenders and L/C Issuers from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, to the Credit Agreement dated as of February 20, 2015, among DreamWorks Animation SKG, Inc., the several lenders and L/C Issuers from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2016)

Exhibit 10.3
Employment Agreement, dated as of March 8, 2016, by and between the Company and Steven A. Adams (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 14, 2016)

Exhibit 10.4	Employment Agreement dated as of March 21, 2016 by and between the Company and Daniel Satterthwaite

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: May 6, 2016	By:	/S/ FAZAL MERCHANT
	Name:	Fazal Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 28, 2016, by and among DreamWorks Animation SKG, Inc., Comcast Corporation and Comcast Paris Newco, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 28, 2016)

3.1	Amendment to the By-laws of DreamWorks Animation SKG, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2016)

10.1
First Amendment dated as of April 5, 2016, among DreamWorks Animation SKG, Inc., certain subsidiaries of DreamWorks Animation SKG, Inc., the several lenders and L/C Issuers from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, to the Credit Agreement dated as of February 20, 2015, among DreamWorks Animation SKG, Inc., the several lenders and L/C Issuers from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2016)

10.3
Employment Agreement, dated as of March 8, 2016, by and between the Company and Steven A. Adams (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 14, 2016)

10.4	Employment Agreement dated as of March 21, 2016 by and between the Company and Daniel Satterthwaite

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to the Unaudited Consolidated Financial Statements