Form 10-Q
period 2016-06-30
DreamWorks Animation SKG, Inc.
filed 2016-08-03
CIK 1297401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of July 22, 2016, there were 78,865,251 shares of Class A common stock and 7,838,731 shares of Class B common stock of the registrant outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except par value and share amounts)
Assets
Cash and cash equivalents	$75,145	$110,814
Trade accounts receivable, net of allowance for doubtful accounts (see Note 6 for related party amounts)	249,790	271,466
Receivables from distributors, net of allowance for doubtful accounts (see Note 6 for related party amounts)	254,918	230,569
Film and other inventory costs, net	853,324	820,454
Prepaid expenses	30,074	29,133
Other assets	68,266	69,098
Investments in unconsolidated entities	39,829	32,814
Property, plant and equipment, net of accumulated depreciation and amortization	47,834	37,765
Intangible assets, net of accumulated amortization	164,637	172,328
Goodwill	190,668	190,668
Total assets	$1,974,485	$1,965,109
Liabilities and Equity
Liabilities:
Accounts payable	$14,602	$10,847
Accrued liabilities	172,939	199,665
Payable to former stockholder	4,392	20,776
Deferred revenue and other advances	54,571	74,659
Deferred gain on sale-leaseback transaction	85,129	87,410
Revolving credit facility	108,000	60,000
Senior unsecured notes, net of deferred financing costs	295,665	295,134
Deferred taxes, net	18,483	17,778
Total liabilities	753,781	766,269
Commitments and contingencies (Note 16)
Equity:
DreamWorks Animation SKG, Inc. Stockholders' Equity:
Class A common stock, par value $0.01 per share, 350,000,000 shares authorized, 107,439,137 and 106,907,772 shares issued, as of June 30, 2016 and December 31, 2015, respectively	1,075	1,069
Class B common stock, par value $0.01 per share, 150,000,000 shares authorized, 7,838,731 shares issued and outstanding, as of June 30, 2016 and December 31, 2015	78	78
Additional paid-in capital	1,244,317	1,227,220
Accumulated other comprehensive loss	(7,436)	(3,642)
Retained earnings	724,148	707,978
Less: Class A Treasury common stock, at cost, 28,580,112 and 28,401,898 shares, as of June 30, 2016 and December 31, 2015, respectively	(793,947)	(789,186)
Total DreamWorks Animation SKG, Inc. stockholders' equity	1,168,235	1,143,517
Non-controlling interests	52,469	55,323
Total equity	1,220,704	1,198,840
Total liabilities and equity	$1,974,485	$1,965,109

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenues (see Note 6 for related party amounts)	$220,926	$170,782	$411,368	$337,312

Operating expenses (income):
Costs of revenues	121,903	99,939	236,527	206,104
Selling and marketing	7,476	12,077	13,616	20,552
General and administrative	87,612	80,736	147,862	169,878
Product development	595	1,592	1,140	1,924
Other operating income (see Note 6 for related party amounts)	(6,077)	(1,719)	(11,018)	(4,000)
Operating income (loss)	9,417	(21,843)	23,241	(57,146)

Non-operating income (expense):
Interest expense, net	(3,593)	(7,564)	(8,580)	(13,898)
Other income (expense), net	475	2,001	2,367	(3,465)
Increase in income tax benefit payable to former stockholder	—	(7,096)	—	(7,121)
Income (loss) before loss from equity method investees and income taxes	6,299	(34,502)	17,028	(81,630)

Loss from equity method investees	(3,572)	(2,775)	(1,030)	(9,137)
Income (loss) before income taxes	2,727	(37,277)	15,998	(90,767)
Provision for income taxes	1,327	1,762	2,457	4,162
Net income (loss)	1,400	(39,039)	13,541	(94,929)
Less: Net loss attributable to non-controlling interests	(934)	(456)	(2,629)	(1,569)
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$2,334	$(38,583)	$16,170	$(93,360)

Net income (loss) per share of common stock attributable to DreamWorks Animation SKG, Inc.
Basic net income (loss) per share	$0.03	$(0.45)	$0.19	$(1.09)
Diluted net income (loss) per share	$0.03	$(0.45)	$0.18	$(1.09)
Shares used in computing net income (loss) per share
Basic	86,627	85,732	86,513	85,674
Diluted	89,445	85,732	88,903	85,674

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$1,400	$(39,039)	$13,541	$(94,929)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(2,971)	852	(3,794)	42
Comprehensive (loss) income	(1,571)	(38,187)	9,747	(94,887)
Less: Comprehensive loss attributable to non-controlling interests	(934)	(456)	(2,629)	(1,569)
Comprehensive (loss) income attributable to DreamWorks Animation SKG, Inc.	$(637)	$(37,731)	$12,376	$(93,318)

See accompanying notes.

DREAMWORKS ANIMATION SKG, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Operating activities
Net income (loss)	$13,541	$(94,929)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and write-off of film and other inventory costs	197,073	182,239
Other impairments and write-offs	—	5,064
Amortization of intangible and other assets	9,527	10,250
Depreciation and amortization	3,126	17,756
Amortization of deferred financing costs	1,215	1,200
Amortization of deferred gain on sale-leaseback transaction	(2,281)	—
Stock-based compensation expense	12,097	10,727
Revenue earned against deferred revenue and other advances	(73,951)	(35,608)
Income related to investment contributions	(6,545)	(4,000)
Loss from equity method investees	1,030	9,137
Deferred taxes, net	702	1,267
Changes in operating assets and liabilities:
Restricted cash	—	17,252
Trade accounts receivable	19,281	(18,989)
Receivables from distributors	(25,813)	53,169
Film and other inventory costs	(221,883)	(179,791)
Prepaid expenses and other assets	(11,463)	(37,656)
Accounts payable and accrued liabilities	(22,176)	(23,440)
Payable to former stockholder	(16,384)	(231)
Deferred revenue and other advances	65,944	93,924
Net cash (used in) provided by operating activities	(56,960)	7,341
Investing activities
Investments in unconsolidated entities	—	(2,298)
Purchases of property, plant and equipment	(21,792)	(4,595)
Net cash used in investing activities	(21,792)	(6,893)
Financing activities
Deferred financing costs	—	(6,286)
Purchase of treasury stock	(4,761)	(3,066)
Contingent consideration payment	—	(335)
Borrowings from revolving credit facility	99,000	385,405
Repayments of borrowings from revolving credit facility	(51,000)	(485,405)
Proceeds from lease financing obligation	—	185,000
Repayments of lease financing obligation	—	(1,399)
Capital contribution from non-controlling interest holder	—	15,000
Distributions to non-controlling interest holder	(225)	(813)
Net cash provided by financing activities	43,014	88,101
Effect of exchange rate changes on cash and cash equivalents	69	(574)
(Decrease) increase in cash and cash equivalents	(35,669)	87,975
Cash and cash equivalents at beginning of period	110,814	34,227
Cash and cash equivalents at end of period	$75,145	$122,202
Non-cash investing activities:
Intellectual property and technology licenses granted in exchange for equity interest	$7,792	$3,945
Services provided in exchange for equity interest	253	55
Total non-cash investing activities	$8,045	$4,000
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of amounts refunded	$1,452	$2,897
Cash paid during the period for interest, net of amounts capitalized	$10,321	$14,675
See accompanying notes.

DREAMWORKS ANIMATION SKG, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

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

The Company's business also includes AwesomenessTV ("ATV"), a multi-media platform company that generates revenues primarily from the production and distribution of content across a variety of channels, including short-form online video, theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements. On December 11, 2014, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with an affiliate of Hearst Corporation ("Hearst"). Pursuant to the Unit Purchase Agreement, Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. The Company is consolidating the results of this joint venture because the Company continues to retain control over the operations of ATV. Subsequent to June 30, 2016, additional interests in the ATV Joint Venture were sold to an additional third party investor, which reduced the Company's ownership percentage in the joint venture. Refer to Note 19 for further information.

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

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of the Company's Class A common stock and Class B common stock (collectively, "Company common stock"), issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company, Comcast, Merger Sub or any other subsidiary of Comcast or shares with respect to which appraisal rights have been properly exercised in accordance with the General Corporation Law of the State of Delaware) will be converted into the right to receive $41.00 in cash, without interest and less any applicable withholding taxes (the "Merger Consideration"). Each Company option and each Company stock appreciation right outstanding immediately prior to the effective time of the Merger, whether or not then vested and exercisable, will be cancelled and converted into the right to receive, for each share of Company common stock subject to such stock option or stock appreciation right, an amount in cash, without interest, equal to the excess, if any, of the Merger Consideration over the per share exercise price of such option or stock appreciation right. Each Company restricted stock unit and each Company performance restricted stock unit outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration multiplied by the number of shares of Company common stock subject to such restricted stock unit or performance restricted stock unit (assuming in the case of performance restricted stock units, that applicable performance conditions are deemed to be achieved at the greater of target and actual performance). Each Company restricted share outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration.

The consummation of the Merger is subject to customary closing conditions, including (i) receiving the approval of holders of a majority of the voting power of the outstanding Company common stock, which approval was effected after execution of the Merger Agreement, by written consent of the Company's controlling stockholder, Jeffrey Katzenberg, (ii) the absence of legal restraints preventing the consummation of the Merger and (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the termination of such waiting period was effective on June 20, 2016), and receipt of specified other regulatory consents and approvals.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Merger Agreement contains certain customary covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transaction to be consummated and (ii) for DreamWorks Animation to carry on its business in the ordinary course during the interim period between the execution of the Merger Agreement and completion of the Merger. The Merger is expected to close in 2016, subject to receipt of certain international regulatory approvals and the satisfaction of other customary closing conditions.

The Merger Agreement contains specified termination rights for the parties. In connection with the termination of the Merger Agreement under certain circumstances, the Company will be required to pay to Comcast a "termination fee" equal to $152.0 million. Additionally, in connection with the termination of the Merger Agreement under specified antitrust-related circumstances, Comcast will be required to pay to DreamWorks Animation a "reverse termination fee" equal to $200.0 million.

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

Basis of Presentation

The accompanying unaudited financial data as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").

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

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities ("VIE") as defined by the Financial Accounting Standards Board ("FASB"), and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated. As of June 30, 2016, the Company determined that it continued to have a variable interest in ODW as ODW does not have sufficient equity at risk (i.e., cash on hand to fund its operations) as a result of the timing of capital contributions to the entity in accordance with the Transaction and Contribution Agreement (see Note 6). However, the Company concluded that it is not the primary beneficiary of ODW as it does not have deemed control of ODW. As a result, it does not consolidate ODW into its financial statements. Refer to Note 6 for further discussion of how the Company accounts for its investment in ODW, including the remaining contributions (which represent the maximum exposure to the Company).

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2016, the FASB issued an accounting standards update to simplify certain provisions related to the accounting for stock-based compensation. First, the guidance requires the income tax effects of stock-based compensation awards to be recognized in the income statement when the awards vest or are settled and is to be applied on a prospective basis. The guidance also requires the presentation of excess tax benefits as an operating activity on the statements of cash flows rather than as a financing activity, and this presentation can be applied retrospectively or prospectively. The guidance also increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method for this provision. Lastly, the new guidance allows the Company to make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The guidance is effective for the Company's fiscal years beginning January 1, 2017, including interim periods within that fiscal year, with early adoption permitted. However, all provisions would need to be adopted in the same period. The Company is in the process of evaluating the impact that the new standard will have on its consolidated financial statements.

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

The fair value of cash and cash equivalents, accounts payable, advances and amounts outstanding under the revolving credit facility approximates carrying value due to the short-term maturity of such instruments and floating interest rates. As of June 30, 2016, the fair value of trade accounts receivable approximated the carrying value due to the similarities in the initial and current discount rates. In addition, as of June 30, 2016, the fair value and the carrying value of the principal amount of the senior unsecured notes was $316.4 million and $300.0 million, respectively. The fair value of trade accounts receivable and the senior unsecured notes was determined (for purposes of these disclosures) using significant unobservable inputs by performing a discounted cash flow analysis and using current discount rates as appropriate for each type of instrument.

The Company has short-term money market investments which are classified as cash and cash equivalents on the consolidated balance sheets. The fair value of these investments at June 30, 2016 and December 31, 2015 was measured based on quoted prices in active markets.

4.	Film and Other Inventory Costs

Film, television and other inventory costs consist of the following (in thousands):

	June 30, 2016	December 31, 2015
In release, net of amortization:
Feature films	$284,368	$227,372
Television series and specials	141,520	124,911
In production:
Feature films	274,079	308,114
Television series and specials	48,974	50,810
In development:
Feature films	94,986	99,541
Television series and specials	1,220	846
Product inventory and other(1)	8,177	8,860
Total film, television and other inventory costs, net	$853,324	$820,454
_____________________

(1)
As of June 30, 2016 and December 31, 2015, this category included $5.6 million and $6.7 million, respectively, of physical inventory primarily related to certain titles for distribution in the home entertainment market.

The Company anticipates that approximately 56% and 89% of the above "in release" film and other inventory costs as of June 30, 2016 will be amortized over the next 12 months and three years, respectively.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No impairment charges were recorded on film and other inventory costs during the six months ended June 30, 2016. During the six months ended June 30, 2015, impairment charges recorded on film and other inventory costs were immaterial.

5.	Intangible Assets

As of June 30, 2016 and December 31, 2015, intangible assets included $69.4 million of indefinite-lived intangible assets comprised of character rights. In addition, intangible assets included definite-lived intangible assets as follows (in thousands, unless otherwise noted):

	Weighted Average Estimated Useful Life (in years)	Gross	Accumulated Amortization	Impact of Foreign Currency Translation	Net
As of June 30, 2016:
Character rights	13.9	$99,000	$(24,902)	$(4,867)	$69,231
Distribution rights	11.2	30,000	(6,187)	—	23,813
Trademarks and trade names	10.0	1,410	(426)	—	984
Other intangibles	4.4	2,700	(1,491)	—	1,209
Total		$133,110	$(33,006)	$(4,867)	$95,237

As of December 31, 2015:
Character rights	13.9	$99,000	$(21,150)	$(2,734)	$75,116
Distribution rights	11.2	30,000	(4,671)	—	25,329
Trademarks and trade names	10.0	1,410	(356)	—	1,054
Other intangibles	4.4	2,700	(1,271)	—	1,429
Total		$133,110	$(27,448)	$(2,734)	$102,928

6.	Investments in Unconsolidated Entities

The Company has made investments in entities which are accounted for under either the cost or equity method of accounting. These investments are classified as investments in unconsolidated entities in the consolidated balance sheets and consist of the following (in thousands, unless otherwise indicated):

	Ownership
	Percentage at	June 30,	December 31,
	June 30, 2016	2016	2015
Oriental DreamWorks Holding Limited	45.45%	$22,329	$16,814
Total equity method investments		22,329	16,814

Total cost method investments		17,500	16,000
Total investments in unconsolidated entities		$39,829	$32,814

As of March 31, 2015, the Company determined that one of its equity method investments was impaired and that the carrying value would not be recoverable, primarily due to the Company's concerns related to the investee's financial condition. As a result, the six-month period ended June 30, 2015 includes an impairment charge in the amount of $5.1 million related to such investment, which was classified as other income/expense, net, on the Company's consolidated statement of operations.

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

Loss from equity method investees consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Oriental DreamWorks Holding Limited(1)	$(3,572)	$(2,775)	$(1,030)	$(8,173)
All Other	—	—	—	(964)
Loss from equity method investees	$(3,572)	$(2,775)	$(1,030)	$(9,137)

____________________

(1)
The Company currently records its share of ODW results on a one-month lag. Accordingly, the Company's consolidated financial statements include its share of income earned or losses incurred by ODW from the period beginning and ending one month prior to the period shown in the table.

The following table presents summarized financial information for ODW (in thousands):

	June 30,	December 31,
	2016	2015
Current assets	$82,563	$49,427
Noncurrent assets	$72,132	$73,340
Current liabilities	$54,852	$28,114
Noncurrent liabilities	$155	$233

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$15,412	$8,529	$75,661	$11,147
Costs of revenues	$12,837	$7,104	$63,037	$9,811
Net loss	$8,291	$6,749	$3,191	$19,325

Oriental DreamWorks Holding Limited

On April 3, 2013 ("ODW Closing Date"), the Company formed a Chinese Joint Venture, ODW (or the "Chinese Joint Venture"), through the execution of a Transaction and Contribution Agreement, as amended, with its Chinese partners, China Media Capital (Shanghai) Center L.P. ("CMC"), Shanghai Media Group ("SMG") and Shanghai Alliance Investment Co., Ltd. ("SAIL", and together with CMC and SMG, the "CPE Holders"). In exchange for 45.45% of the equity of ODW, the Company has committed to making a total cash capital contribution to ODW of $50.0 million (of which $17.0 million had been funded as of June 30, 2016, with the balance to be funded over time) and non-cash contributions valued at approximately $100.0 million (of which approximately $52.7 million had been satisfied as of June 30, 2016). Such non-cash contributions include licenses of technology and certain other intellectual property of the Company, rights in certain trademarks of the Company, two in-development feature film projects developed by the Company and consulting and training services. During the six months ended June 30, 2016, the Company's consolidated statements of operations included $2.5 million of revenues recognized in connection with non-cash contributions made to ODW. In addition, the Company's consolidated statements of operations included other operating income recognized in connection with non-cash contributions made to ODW of $2.5 million and $1.7 million during the three months ended June 30, 2016 and 2015, respectively, and $4.0 million during each of the six-month periods ended June 30, 2016 and 2015.

As of June 30, 2016, the Company's remaining contributions consisted of the following: (i) $33.0 million in cash (which is expected to be funded over the next two years), (ii) two of the Company's in-development film projects, (iii) remaining delivery requirements under the license of technology and (iv) approximately $6.3 million in consulting and training services.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	June 30,	December 31,
	2016	2015
Company's venture-level equity	$45,309	$42,914
Technology and intellectual property licenses(1)	(542)	(6,833)
Other(2)	(22,438)	(19,267)
Total ODW investment recorded	$22,329	$16,814
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

Other Transactions with ODW. The Company has various other transactions with ODW, a related party. The Company has entered into a distribution agreement with ODW for the distribution of the Company's feature films in China. In addition, from time to time, the Company may provide consulting and training services to ODW, the charges of which are based on the Company's actual cost of providing such services. The Company's consolidated statements of operations included revenues earned primarily through ODW's distribution of its feature films of $3.1 million and $24.6 million during the three- and six-month periods ended June 30, 2016, respectively, and $4.4 million and $4.8 million during the three- and six-month periods ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company's consolidated balance sheets included receivables from ODW of $4.1 million and $4.7 million, respectively, which were classified as a component of trade accounts receivable, and $23.4 million and $1.1 million, respectively, which were classified as a component of receivables from distributors.

During the six months ended June 30, 2016, the Company released Kung Fu Panda 3, a feature film that is the subject of a collaborative production and distribution arrangement among the Company, ODW and certain other parties. Under this arrangement, each party is responsible for certain production costs and the Company only records the portion of the production costs that it incurred. The other parties only have rights to exploit the title for its initial theatrical release in China. The Company records revenues earned from the exploitation of the title in China net of permissible marketing and distribution expenses, similar to its other titles that are distributed by ODW.

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Employee compensation	$55,451	$85,616
Participations and residuals	43,955	46,562
Interest payable	8,037	8,069
Deferred rent	10,778	10,446
Other accrued liabilities	54,718	48,972
Total accrued liabilities	$172,939	$199,665

As of June 30, 2016, the Company estimates that over the next 12 months it will pay approximately $21.0 million of its

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued participation and residual costs.

8.	Deferred Revenue and Other Advances

The following is a summary of deferred revenue and other advances included in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the related amounts earned and recorded either as revenue in the consolidated statements of operations or recorded as an offset to other costs (as described below) for the three- and six-month periods ended June 30, 2016 and 2015 (in thousands):

			Amounts Earned
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Deferred Revenue(1)	$5,900	$25,035	$14,641	$3,994	$27,715	$4,112
Strategic Alliance/Development Advances(2)	2,103	1,826	8,485	5,793	11,099	13,477
Other(3)	46,568	47,798	19,573	13,525	38,408	28,072
Total deferred revenue and other advances	$54,571	$74,659
______________________

(1)	"Deferred revenue" consists of those arrangements related to the licensing of content for distribution in the home entertainment, television and new media markets.

(2)
Of the total amounts earned against the "Strategic Alliance/Development Advances," for the three months ended June 30, 2016 and 2015, $4.3 million and $1.7 million, respectively, and $4.7 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively, were capitalized as an offset to property, plant and equipment. Additionally, during the three months ended June 30, 2016 and 2015, of the total amounts earned, $2.8 million and $1.4 million, respectively, and for the six months ended June 30, 2016 and 2015, $2.8 million and $1.9 million, respectively, were recorded as a reduction to other assets. During the six months ended June 30, 2016 and 2015, $0.7 million and $1.5 million, respectively, were recorded as a reduction to prepaid expenses. Lastly, during the three months ended June 30, 2016 and 2015, of the total amounts earned, $0.3 million and $0.5 million, respectively, and for the six months ended June 30, 2016 and 2015, $0.7 million and $1.1 million, respectively, were recorded as a reduction to operating expenses.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company presents deferred financing costs associated with its senior unsecured notes as a direct deduction from the carrying amount of the liability (refer to Note 2 for further information). Senior unsecured notes, net of deferred financing costs, as presented on the Company's consolidated balance sheets consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Senior unsecured notes, principal balance	$300,000	$300,000
Less: unamortized deferred financing costs	(4,335)	(4,866)
Senior unsecured notes, net of deferred financing costs	$295,665	$295,134

Revolving Credit Facility. Prior to February 20, 2015, the Company had a revolving credit facility with a number of banks which allowed the Company to borrow up to a maximum of $400.0 million ("Prior Credit Agreement"). On February 20, 2015, the Company and the facility banks amended and restated the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement allows the Company to have outstanding borrowings of up to $450.0 million at any one time, on a revolving basis. The Company and one or more of the lenders may from time to time, so long as no default or event of default has occurred under the Restated Credit Agreement, agree to increase the commitments under the Restated Credit Agreement by up to $50.0 million. As of June 30, 2016, the Company had $342.0 million of availability under its revolving credit facility.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 21, 2015, the Company's Landlord sold the Property to an unaffiliated third party for a total sale price of $215.0 million. Pursuant to the Sharing Agreement, the Company received approximately $14.2 million from the Landlord following such sale and these additional proceeds were recorded as an increase to the lease financing obligation. Upon receipt of these proceeds, the Company concluded that it no longer had continuing involvement beyond a normal leaseback of the Property. As a result, the Company further concluded that the transaction may be accounted for as a sale and operating leaseback on a prospective basis. Accordingly, the Company's lease financing obligation balance was reduced to zero, its property, plant and equipment balance was reduced by $109.4 million, representing the net book value (as of July 21, 2015) of the assets sold, and the Company recorded a deferred gain on the sale-leaseback transaction in the amount of $88.5 million. The deferred gain is being amortized on a straight-line basis over the remaining initial lease term and recorded as a component of other operating income.

Additional Financing Information

Interest Capitalized to Film Costs.    Interest on borrowed funds that are invested in major projects with substantial development or construction phases is capitalized as part of the asset cost until the projects are released or construction projects are put into service. Thus, capitalized interest is amortized over future periods on a basis consistent with that of the asset to which it relates. During the three months ended June 30, 2016 and 2015, the Company incurred interest costs totaling $6.9 million and $10.0 million, respectively, of which $1.3 million and $1.4 million, respectively, were capitalized to film costs. During the six months ended June 30, 2016 and 2015, the Company incurred interest costs totaling $13.6 million and $18.5 million, respectively, of which $2.1 million and $2.4 million, respectively, were capitalized to film costs.

As of June 30, 2016, the Company was in compliance with all applicable financial debt covenants.

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

For the three and six months ended June 30, 2016, the Company determined that the annual effective tax rate method would not represent a reliable estimate of the interim income tax provision. As a result, the Company utilized a discrete period method to calculate taxes for the three and six months ended June 30, 2016. Under the discrete period method, the Company determined the income tax provision based upon actual results as if the interim period were an annual period. For the three and six months ended June 30, 2015, the Company utilized the annual effective tax rate method (as described above) to calculate the income tax provision.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2016, the Company recorded a provision for income taxes of $1.3 million and $2.5 million, respectively, or an effective tax rate of 48.6% and 15.4%, respectively. The Company's combined effective tax rate for the three and six months ended June 30, 2016 was also 48.6% and 15.4%, respectively, as the Company did not record an increase nor a decrease to the Payable to Former Stockholder in its statements of operations. For the three and six months ended June 30, 2015, the Company recorded a provision for income taxes of $1.8 million and $4.2 million, respectively, or an effective tax rate of (5.8)% and (5.0)%, respectively. For the three and six months ended June 30, 2015, the Company's combined effective tax rate was (29.3)% and (13.5)%, respectively. The Company's effective tax rate and combined effective tax rate for the three and six months ended June 30, 2015 were negative due to a loss before income taxes. The Company's effective tax rates and combined effective tax rates for the three and six months ended June 30, 2016 and 2015 were primarily attributable to foreign taxes, as well as the effect of a valuation allowance. In addition, as it relates to the three- and six-month periods ended June 30, 2015, the combined effective tax rates were also attributable to an increase in the Company's income tax benefit payable to former stockholder.

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

11.	Stockholders' Equity and Non-Controlling Interests

Class A Common Stock

Stock Repurchase Program.  In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock. During the three and six months ended June 30, 2016 and 2015, the Company did not repurchase any shares of its Class A Common Stock. As of June 30, 2016, the Company's remaining authorization under the current stock repurchase program was $100.0 million.

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

Additional Equity Information

The following table presents the changes in equity for the six-month periods ended June 30, 2016 and 2015 (in thousands):

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2015	$1,143,517	$55,323	$1,198,840
Stock-based compensation	17,103	—	17,103
Purchase of treasury shares(1)	(4,761)	—	(4,761)
Foreign currency translation adjustments	(3,794)	—	(3,794)
Distributions to non-controlling interest holder	—	(225)	(225)
Net income (loss)	16,170	(2,629)	13,541
Balance as of June 30, 2016	$1,168,235	$52,469	$1,220,704

Balance as of December 31, 2014	$1,156,357	$38,041	$1,194,398
Stock-based compensation	15,729	—	15,729
Purchase of treasury shares(1)	(3,066)	—	(3,066)

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	DreamWorks Animation SKG, Inc. Stockholders' Equity	Non-Controlling Interests	Total Equity
Foreign currency translation adjustments	42	—	42
Capital contribution from non-controlling interest holder	—	15,000	15,000
Distributions to non-controlling interest holder	—	(813)	(813)
Net loss	(93,360)	(1,569)	(94,929)
Balance as of June 30, 2015	$1,075,702	$50,659	$1,126,361
____________________

(1)	Represents repurchases in order to satisfy tax obligations resulting from the vesting of restricted stock awards.

12.	Stock-Based Compensation

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

The impact of stock-based compensation awards on net income (excluding amounts capitalized) for the three- and six-month periods ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total stock-based compensation	$7,236	$6,328	$12,097	$10,727
Tax impact(1)	(3,517)	1,854	(1,863)	1,448
Reduction in net income, net of tax	$3,719	$8,182	$10,234	$12,175
____________________

(1)
Tax impact is determined at the Company's combined effective tax rate, which includes the statements of operations line item "Increase in income tax benefit payable to former stockholder" (see Note 10).

Stock-based compensation cost capitalized as a part of film costs was $2.4 million and $2.5 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $4.8 million and $4.8 million for the six-month periods ended June 30, 2016 and 2015, respectively.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the number and weighted average grant-date fair value of equity awards granted during the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Number Granted	Weighted Average Grant-Date Fair Value	Number Granted	Weighted Average Grant-Date Fair Value
	(in thousands)		(in thousands)
2016
Restricted stock units	183	$40.07	488	$30.60
2015
Restricted stock units	132	$25.76	909	$22.04

As of June 30, 2016, the total compensation cost related to unvested equity awards granted to employees (excluding equity awards with performance objectives not probable of achievement) but not yet recognized was approximately $60.8 million and will be amortized on a straight-line basis, or using a graded-attribution method for certain performance-based awards, over a weighted average period of 1.7 years. As previously described in Note 1, there is a pending acquisition of the Company by Comcast. The Company expects that, upon closing of the Merger, any unamortized stock-based compensation expense (including the expense for equity awards with performance objectives that are outstanding at the time of the closing) will be accelerated and recorded as a general and administrative expense at that time.

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on the reportable segments and a reconciliation of total segment revenues and segment gross profit to consolidated financial statements are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015 (1)	2016	2015 (1)
Revenues
Feature Films
Third parties	$96,637	$87,810	$190,695	$215,830
Intersegment	1,160	447	1,415	1,116
Total Feature Films segment revenues	97,797	88,257	192,110	216,946

Television Series and Specials
Third parties	70,896	54,529	127,776	72,542
Intersegment	888	236	998	346
Total Television Series and Specials segment revenues	71,784	54,765	128,774	72,888

Consumer Products
Third parties	25,464	12,670	47,207	27,786
Intersegment	(2,048)	(683)	(2,413)	(1,462)
Total Consumer Products segment revenues	23,416	11,987	44,794	26,324

New Media	27,578	14,550	42,806	19,133
All Other	351	1,223	2,884	2,021
Total consolidated revenues	$220,926	$170,782	$411,368	$337,312

Segment gross profit(2)
Feature Films	$40,108	$29,298	$66,220	$67,390
Television Series and Specials	22,056	19,195	43,122	22,656
Consumer Products	13,216	4,212	28,208	13,625
New Media	17,560	7,472	24,073	9,587
All Other	(141)	416	1,344	911
Total segment gross profit	$92,799	$60,593	$162,967	$114,169

Reconciliation to consolidated income (loss) before income taxes:
Selling and marketing expenses(3)	1,252	1,827	1,742	3,513
General and administrative expenses	87,612	80,736	147,862	169,878
Product development expenses	595	1,592	1,140	1,924
Other operating income	(6,077)	(1,719)	(11,018)	(4,000)
Non-operating expenses, net	3,118	12,659	6,213	24,484
Loss from equity method investees	3,572	2,775	1,030	9,137
Total consolidated income (loss) before income taxes	$2,727	$(37,277)	$15,998	$(90,767)
____________________

(1)	Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed.

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Transactions with ODW. During the three and six months ended June 30, 2016 and 2015, the Company had various transactions with a related party, ODW. See Note 6 for further discussion related to these transactions.

Transactions with Universal Music Group. One of the Company's directors, Lucian Grainge, is the chief executive officer of Universal Music Group ("UMG"). From time to time, the Company and UMG (including its subsidiaries) make payments to each other in connection with the licensing of music that is owned by the other company. In addition, UMG serves as the Company's music publisher. Finally, UMG and ATV have formed joint ventures related to the music business. For the three and six months ended June 30, 2016, revenues from UMG were $0.4 million and $2.0 million, respectively, and expenses incurred were not material. As it relates to these arrangements, for the three and six months ended June 30, 2015, revenues recognized and expenses incurred were not material. As of June 30, 2016 and December 31, 2015, the Company's deferred revenue and other advances (see Note 8) included the balance of a cash advance received in the amount of $3.3 million and $4.3 million, respectively, related to music licensing revenues.

Transactions with Vessel. One of the Company's directors, Jason Kilar, is the chief executive officer and a significant stockholder in Vessel, a start-up subscription Internet video service company. Vessel has entered into (and is expected to continue to enter into) content and referral agreements with clients of ATV. The agreements in effect provide for certain minimum payments to ATV clients, with additional payments depending on applicable advertising and subscription revenues. Although ATV is not a party to these agreements, it will receive a percentage of the amounts paid to its clients under the terms of its arrangements with its individual clients. During the three and six months ended June 30, 2016 and 2015, amounts received under these arrangements were immaterial.

15.	Concentrations of Credit Risk

A substantial portion of the Company's revenue is derived directly from the Company's primary third-party distributors, Fox and Paramount. Fox represented approximately 23% and 41% of total revenues for the three-month periods ended June 30, 2016 and 2015, respectively, and 23% and 34% for the six-month periods ended June 30, 2016 and 2015, respectively. As it relates to the three- and six-month periods ended June 30, 2016, Paramount represented approximately 17% and 14%, respectively, of total revenues. In addition, revenues earned through license arrangements with Netflix, Inc. ("Netflix") represented approximately 30% of total revenues for each of the three-month periods ended June 30, 2016 and 2015, and 28% and 37% during the six-month periods ended June 30, 2016 and 2015, respectively.

As of each of June 30, 2016 and December 31, 2015, approximately 66% of the Company's trade accounts receivable balance consisted of long-term receivables related to licensing arrangements with Netflix.

16.	Commitments and Contingencies

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Antitrust Class Action. In September and October 2014, three putative class action lawsuits alleging violations of federal and state antitrust laws were filed against the Company and various other companies in the U.S. District Court for the Northern District of California. These lawsuits have been consolidated and generally assert that the defendants agreed to restrict competition through non-solicitation agreements and agreements to fix wage and salary ranges. The lawsuits seek to recover damages on behalf of all animation and visual effect workers employed by the defendants during various periods between 2004 and 2010. On May 25, 2016, the Court granted-in-part plaintiffs' motion for class certification. The Company intends to vigorously defend against these lawsuits. At this time the Company is unable to reasonably predict the ultimate outcome of these lawsuits, nor can it reasonably estimate a range of possible loss.

Merger-Related Litigation. On June 27, 2016, Ann Arbor City Employees Retirement System, a purported stockholder of the Company ("AACERS"), filed a putative class action complaint against Jeffrey Katzenberg, the Company's Chief Executive Officer and controlling stockholder and a director in the Court of Chancery of the State of Delaware. The complaint alleges that (1) Mr. Katzenberg, as the Company's controlling stockholder, breached his fiduciary duties to the Company's other stockholders by, among other things, entering into a consulting agreement with Comcast pursuant to which he will receive certain profits interests in two of the Company's majority-owned subsidiaries, (2) Mr. Katzenberg violated the Company's Restated Certificate of Incorporation and thus breached a contract with the Company and the Company's other stockholders by entering into the consulting agreement, and (3) Mr. Katzenberg violated an implied covenant of good faith and fair dealing by entering into the consulting agreement. AACERS has asked the Court to, among other things, (i) order Mr. Katzenberg to share the profit interests resulting from the consulting agreement, pro rata, with the Company's other stockholders, and (ii) award AACERS's attorney's fees and other costs associated with the action.
On July 29, 2016, Kenneth Bumba, a purported stockholder of the Company, filed a putative class action complaint against the Company, Mr. Katzenberg, each of the Company's other directors and Comcast in the Court of Chancery of the State of Delaware. The complaint alleges that (1) Mr. Katzenberg breached his fiduciary duty to the Company's stockholders by, among other things, entering into the consulting agreement with Comcast pursuant to which he will receive the profits interests and that the other directors violated their fiduciary duties to the Company's stockholders by, among other things, allowing Mr. Katzenberg to enter into that agreement, (2) the directors violated the Company's Restated Certificate of Incorporation and thus breached a contract with the Company and the Company's stockholders by allowing Mr. Katzenberg to enter into the consulting agreement, and (3) the directors violated an implied covenant of good faith and fair dealing by allowing Mr. Katzenberg to enter into the consulting agreement. The complaint also alleges that the information statement distributed to stockholders was materially deficient, that the Company violated its obligation under Delaware law to provide prompt written notice to other stockholders regarding the transaction and that Comcast aided and abetted the breaches of fiduciary duty by the directors. The plaintiff in the action has asked for relief similar to that requested in the AACERS lawsuit.
Because the complaints have only recently been filed, the Company is unable to reasonably predict the ultimate outcome of these lawsuits, nor can it reasonably estimate a range of possible loss, at this time. Pursuant to Mr. Katzenberg's employment agreement, the Company has agreed to indemnify him to the fullest extent permitted by law against any claims or losses arising in connection with his service to the Company or any affiliate.
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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merger-Related. In connection with the pending acquisition of the Company by Comcast (see Note 1 for further detail), the Company implemented a retention bonus plan to retain employees during the pendancy of the transaction and a post-closing transitional period. As a result, the Company has committed to bonus payouts in the aggregate of approximately $17.3 million, of which $1.2 million was recorded as an expense during the three months ended June 30, 2016. The Company expects that approximately half of the aggregate commitment will be paid upon closing of the merger and the remainder will be paid no later than six months thereafter. However, in the event that there is a termination of the merger, only half of the aggregate commitment will be paid.

Purchase Obligations. During the year ended December 31, 2015, the Company entered into an agreement with one of its suppliers which committed the Company to minimum purchase obligations of certain capital assets intended to be resold in connection with one of the Company's Consumer Products segment activities. As of June 30, 2016, remaining minimum purchase obligations totaled $11.7 million and are contractually due in 2016. Prior to resale, in the Company's consolidated balance sheets, these assets are included in prepaid expenses to the extent that advance deposits have been made for such assets (as of June 30, 2016, this amount was $6.3 million), or in other assets to the extent that the Company has received the asset from its supplier (as of June 30, 2016, this amount was $12.0 million). Thus far, the Company's sales with respect to these assets have been less than the Company's initial projections. Similar to other asset balances, the Company evaluates these assets for impairment on an annual basis, or sooner, if indicators of impairment exist. In the event that the Company determines that the assets' fair value is less than the carrying value, the Company would be required to record an impairment charge with respect to some or all of the amounts currently included in its balance sheet for these assets.

17.	Earnings Per Share Data

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$2,334	$(38,583)	$16,170	$(93,360)
Denominator:
Weighted average common shares and denominator for basic calculation:
Weighted average common shares outstanding	86,627	85,777	86,513	85,793
Less: Unvested restricted stock	—	(45)	—	(119)
Denominator for basic calculation	86,627	85,732	86,513	85,674
Weighted average effects of dilutive stock-based compensation awards:
Restricted stock awards	2,818	—	2,390	—
Denominator for diluted calculation	89,445	85,732	88,903	85,674
Net income (loss) per share—basic	$0.03	$(0.45)	$0.19	$(1.09)
Net income (loss) per share—diluted	$0.03	$(0.45)	$0.18	$(1.09)

The following table sets forth (in thousands) the weighted average number of options to purchase shares of common stock, stock appreciation rights, restricted stock awards and equity awards subject to performance conditions which were not included in the calculation of diluted per share amounts because the effects would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015(1)	2016	2015(1)
Restricted stock awards	64	393	59	555

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

____________________

(1)	Due to the Company's loss for the three- and six-month periods ended June 30, 2015, all potential common stock equivalents are anti-dilutive.

The following table sets forth (in thousands) the number of equity awards that are contingently issuable (assuming the required performance conditions had been satisfied as of the dates shown in the table) and that could potentially dilute earnings per share in future periods provided that the Company has net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted stock awards	686	1,372	686	1,372

18.	Restructuring and Related Charges

2015 Restructuring Plan

On January 22, 2015, the Company announced its restructuring initiatives (the "2015 Restructuring Plan") that are intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, the Company made changes in its senior leadership team and also made changes based on its reevaluation of the Company's feature film slate. The 2015 Restructuring Plan activities resulted, or will result, in charges related to employee-related costs resulting from headcount reductions, lease obligations and other costs associated with the closure of one of the Company's facilities, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 and the remainder of the costs were primarily incurred during the year ended December 31, 2015. As of June 30, 2016, the Company expected that it would incur aggregate costs of $241.3 million in connection with the 2015 Restructuring Plan (excluding additional labor and other excess costs), of which $240.3 million had been incurred through June 30, 2016. The actions associated with the restructuring plan primarily impacted the Feature Films segment and were substantially completed during 2015.

Impact to Financial Results

For the three and six months ended June 30, 2016 and 2015, the Company incurred charges for the Company's 2015 Restructuring Plan as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee termination costs	$26	$560	$(644)	$5,147
Relocation and other employee-related costs	283	1,885	539	3,381
Accelerated depreciation and amortization charges	—	10,853	—	20,132
Total restructuring charges	$309	$13,298	$(105)	$28,660

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

DREAMWORKS ANIMATION SKG, INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Liability Rollforward

The following table represents a rollforward of the liability incurred for employee termination benefits (excluding stock-based compensation) in connection with the 2015 Restructuring Plan for the six-month periods ended June 30, 2016 and 2015 (in thousands):

	Balance at Beginning of Year	Costs Incurred	Changes in Estimate(1)	Payments and Other	Balance at June 30
2016	$11,969	$—	$(644)	$(6,222)	$5,103
2015	$36,808	$10,286	$(4,378)	$(16,386)	$26,330
____________________

(1)
During the six months ended June 30, 2016, changes in estimate were primarily a result of the Company's ability to reduce severance payments to former employees who obtain subsequent employment during their respective severance periods. During the six months ended June 30, 2015, changes in estimate were primarily a result of a higher number of employees accepting relocation offers than the Company initially estimated.

19.	Subsequent Events

The Company entered into a Unit Purchase Agreement (the "Purchase Agreement") with ATV, Hearst and Verizon, pursuant to which, on July 13, 2016 (the "Closing"), Verizon acquired from the Company and ATV a 24.5% equity interest in ATV for a purchase price of $159.0 million, and Hearst acquired from ATV additional equity interests in ATV to maintain a 24.5% equity interest. As a result, the Company's equity interest in ATV was reduced to 51.0% upon the Closing of the transaction. The Company continues to consolidate the results of ATV as it continues to retain control over the operations of ATV. Upon the Closing of the transaction, the Company received $168.0 million of aggregate gross proceeds from Verizon and Hearst, which has not been reduced for direct transaction costs.

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

Management Overview

The following is a summary of the significant items that affected our financial results for the three and six months ended June 30, 2016:

•
During the three and six months ended June 30, 2016, we earned net income (excluding net loss attributable to non-controlling interests) of $2.3 million, or $0.03 per diluted share, and earned net income of $16.2 million, or $0.18 per diluted share, respectively. A detailed discussion of our financial results is provided in the section entitled "—Overview of Financial Results."

•
During the six months ended June 30, 2016, we released our feature film Kung Fu Panda 3 (January 2016 release), which contributed revenues to the Feature Films and Consumer Products segments during the three- and six-month periods ended June 30, 2016 totaling $31.5 million and $64.6 million, respectively. A discussion of the revenues generated from this film is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Feature Films Segment—Current year theatrical releases."

•
During the three and six months ended June 30, 2016, our Television Series and Specials Segment contributed revenues totaling $71.8 million and $128.8 million, respectively. A discussion of the revenues generated from this segment is provided in the section entitled "—Overview of Financial Results—Revenues and Segment Costs of Revenues—Television Series and Specials Segment—Segment Revenues."

•
On April 28, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Comcast Corporation pursuant to which DreamWorks Animation will become a wholly-owned subsidiary of Comcast (the "Merger"). For further details on this transaction, see Note 1 of the unaudited consolidated financial statements contained elsewhere in this Form 10-Q.

2015 Restructuring Plan

On January 22, 2015, we announced our restructuring initiatives (the "2015 Restructuring Plan") that were intended to refocus the Company's core feature animation business. In connection with the 2015 Restructuring Plan, we made changes in our senior leadership team and also made changes based on our reevaluation of our feature film slate. Our 2015 Restructuring Plan activities resulted in charges related to employee-related costs resulting from headcount reductions of approximately 500 employees, lease obligations and other costs associated with the closure of our Northern California facility, accelerated depreciation and amortization charges, write-offs related to the recoverability of capitalized costs for certain unreleased productions and other contractual obligations. Certain of these costs were incurred during the three months ended December 31, 2014 with the remaining costs being primarily incurred during the year ended December 31, 2015. In aggregate, we expect to make cash payments totaling approximately $97.7 million related to our 2015 Restructuring Plan, comprised primarily of (i) severance, benefits, lease obligations and contractual obligations and (ii) excess labor costs. We expect to make cash payments of approximately $70.2 million, related to severance, benefits, lease obligations and contractual obligations, of which $57.8 million had been paid as of June 30, 2016. We expect that the majority of the remaining payments will be paid prior to December 31, 2016. We also expect to make aggregate cash payments of $27.5 million associated with excess labor costs (further described below), of which $23.8 million had been paid as of June 30, 2016. We expect to pay an additional $3.7 million related to excess labor, which will be paid prior to December 31, 2016. The actions associated with the 2015 Restructuring Plan were substantially completed during the year ended December 31, 2015.

The following table summarizes the costs that we incurred during the six months ended June 30, 2016, the costs incurred through December 31, 2015, as well as the remaining costs we expect to incur in order to execute upon our 2015 Restructuring Plan (in millions):

	Six Months Ended	Incurred through	Future
	June 30, 2016	December 31, 2015	Periods	Total
Employee termination costs	$(0.6)	$45.8	$—	$45.2
Relocation and other employee-related costs	0.5	6.5	1.0	8.0
Lease obligations and related charges	—	1.3	—	1.3
Accelerated depreciation and amortization charges	—	20.1	—	20.1
Film and other inventory write-offs	—	155.5	—	155.5
Other contractual obligations	—	11.2	—	11.2
Additional labor and other excess costs	1.1	32.1	3.7	36.9
Total restructuring and related charges	$1.0	$272.5	$4.7	$278.2

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

Additional Labor and Other Excess Costs. We have incurred, and we anticipate that we will continue to incur, additional costs primarily related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. In addition, we have incurred, and we anticipate that we will continue to incur excess costs due to the closure of our Northern California facility which primarily relate to those that we incurred to continue to operate the facility until we began earning amounts under sublease arrangements. These costs have historically been included in capitalized overhead but are now expensed as incurred. We expect that remaining additional labor and other excess costs will be incurred prior to December 31, 2016. Such costs are classified within general and administrative expenses.

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

Please see Note 16 of the unaudited consolidated financial statements contained elsewhere in this Form 10-Q for discussion of our purchase obligations with respect to one of our Consumer Products segment activities.

New Media

Our New Media segment consists of our AwesomenessTV ("ATV") and related businesses. We acquired ATV in May 2013. ATV generates revenues primarily from the production and distribution of content across a variety of channels, including theatrical, home entertainment, television and online video-on-demand, and sponsorship arrangements.

In December 2014, we entered into an agreement with an affiliate of the Hearst Corporation ("Hearst"), whereby Hearst acquired a 25% equity interest in a newly formed joint venture ("ATV Joint Venture") conducting the ATV business. We consolidate the results of the ATV Joint Venture as we are the controlling party. On July 13, 2016, additional interests in the ATV Joint Venture were sold to an additional third party investor, which reduced the Company's ownership percentage in ATV as of that date. For further details on this transaction, see Note 19 of the unaudited consolidated financial statements contained elsewhere in this Form 10-Q.

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

In order to understand the impact that the change would have had on segment revenues, costs of revenues and gross profit for each of the impacted segments had we applied the same methodology in each of the fiscal quarters for the year ended December 31, 2015, refer to our Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed on May 6, 2016 (see "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Additional Information on Segment Revenues and Costs of Revenues" of such Quarterly Report). As it relates to amounts for the three and six months ended June 30, 2015 presented in this Quarterly Report, we have conformed the amounts to present the segment disclosures using the methodology currently being applied.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce our animated films, television series/specials and other content, which primarily consist of compensation (including salaries, bonuses, stock-based compensation and fringe benefits) for animators, creative talent and voice talent (which, in the case of sequels, can be significant), equipment and other direct operating costs relating to the production (including production overhead, which includes an allocation of depreciation and amortization expense). In addition, capitalized production costs may include interest expense to the extent that amounts were qualified to be capitalized. As a result, amortization and write-off of film and other inventory costs in any period includes depreciation and amortization, interest expense and stock-based compensation expense that were capitalized as part of film and other inventory costs in the period that those charges were incurred. The total amount of such expenses reflected as a component of amortization and write-off of film and other inventory costs were $17.5 million and $9.7 million during the three months ended June 30, 2016 and 2015, respectively, and $26.5 million and $22.1 million during the six months ended June 30, 2016 and 2015, respectively.

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

Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value determined using a net present value calculation. For our feature films (which comprise the largest part of our business), the degree of uncertainty around the estimates of net cash flows is substantially reduced after a film's initial theatrical release, and thus, to the extent that we record a material impairment charge, it generally occurs in the quarter of a film's initial theatrical release. For example, in the quarter ended March 31, 2014, we recorded an impairment charge of $57.1 million with respect to our film Mr. Peabody and Sherman, which was released in March 2014. Additional impairments may be subsequently recorded on titles that have been impaired if the uncertain components of our future revenues associated with those titles (e.g., those related to home entertainment sales) do not materialize as currently expected. For example, in October 2014, we released Mr. Peabody and Sherman into the domestic home entertainment market and, as a result of the sales performance, we recorded an additional impairment charge in the amount of $9.4 million during the quarter ended December 31, 2014. We may also from time to time observe indicators of impairment subsequent to a film's initial worldwide theatrical release, such as lower-than-expected performance in home entertainment and other post-theatrical markets, which result in a reduction in our estimate of a film's Ultimate Revenues and may result in an impairment of the film in periods following its initial theatrical release. For example, Turbo was initially released in July 2013 in the domestic theatrical market and we recorded an impairment charge on the film during the quarter ended December 31, 2013.

With regard to our recent release Kung Fu Panda 3 (released into the theatrical market during January 2016), although there were no indicators of impairment at June 30, 2016, there was a minimal margin between the film's estimated remaining Ultimate Revenues and the remaining unamortized production costs (which were approximately $112.6 million as of June 30, 2016). Although we concluded that a write-down was not required at that time, there can be no assurances that a future write-down will not occur. While there are certain future revenue sources that are essentially known to us (e.g., our domestic pay television revenues are typically based on pre-determined rate schedules where the fee we earn is determined based on the level of box office performance achieved), even though they have not been recognized in our financial results as of June 30, 2016, the film's profitability will depend significantly on future revenue sources that are variable (e.g., home entertainment sales). As of the date of this filing, taking into account the various sources of future revenues, a reduction of 20% in our estimates of future variable revenues attributable to Kung Fu Panda 3 would result in an impairment charge of approximately $5.0 million to $10.0 million.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015(1)	$ Change	% Change	2016	2015(1)	$ Change	% Change
	(in millions, except percentages and per share data)
Revenues	$220.9	$170.8	$50.1	29.3%	$411.4	$337.3	$74.1	22.0%
Operating expenses (income):
Costs of revenues	121.9	99.9	22.0	22.0%	236.5	206.1	30.4	14.8%
Selling and marketing	7.5	12.1	(4.6)	(38.0)%	13.6	20.5	(6.9)	(33.7)%
General and administrative	87.6	80.7	6.9	8.6%	147.9	169.9	(22.0)	(12.9)%
Product development	0.6	1.6	(1.0)	(62.5)%	1.1	1.9	(0.8)	(42.1)%
Other operating income	(6.1)	(1.7)	(4.4)	(258.8)%	(11.0)	(4.0)	(7.0)	(175.0)%
Operating income (loss)	9.4	(21.8)	31.2	143.1%	23.2	(57.1)	80.3	140.6%

Non-operating income (expense):
Interest expense, net	(3.6)	(7.6)	4.0	52.6%	(8.6)	(13.9)	5.3	38.1%
Other income (expense), net	0.5	2.0	(1.5)	(75.0)%	2.4	(3.5)	5.9	168.6%
Increase in income tax benefit payable to former stockholder	—	(7.1)	7.1	100.0%	—	(7.1)	7.1	100.0%
Income (loss) before loss from equity method investees and income taxes	6.3	(34.5)	40.8	118.3%	17.0	(81.6)	98.6	120.8%

Loss from equity method investees	(3.6)	(2.7)	(0.9)	(33.3)%	(1.0)	(9.1)	8.1	89.0%
Income (loss) before income taxes	2.7	(37.2)	39.9	107.3%	16.0	(90.7)	106.7	117.6%
Provision for income taxes	1.3	1.8	(0.5)	(27.8)%	2.5	4.2	(1.7)	(40.5)%
Net income (loss)	1.4	(39.0)	40.4	103.6%	13.5	(94.9)	108.4	114.2%
Less: Net loss attributable to non-controlling interests	(0.9)	(0.4)	(0.5)	(125.0)%	(2.6)	(1.5)	(1.1)	(73.3)%
Net income (loss) attributable to DreamWorks Animation SKG, Inc.	$2.3	$(38.6)	$40.9	106.0%	$16.2	$(93.4)	$109.6	117.3%

Diluted net income (loss) per share attributable to DreamWorks Animation SKG, Inc.	$0.03	$(0.45)	$0.48	106.7%	$0.18	$(1.09)	$1.27	116.5%
Shares used in computing diluted net income (loss) per share	89.4	85.7		4.3%	88.9	85.7		3.7%
____________________
Note: Amounts may not foot due to rounding.

(1)	Includes restructuring and restructuring-related charges related to our 2015 Restructuring Plan. See "—Management Overview—2015 Restructuring Plan" for further details.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following chart sets forth (in millions, except percentages), for the periods presented, our revenues by segment. This information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Revenues by Segment(2)
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Revenues ($ in millions)
$220.9(1)
Feature Films, $97.8
44.3%
Television Series and Specials, $71.8
32.5%
Consumer Products, $23.4
10.6%
New Media, $27.6
12.5%
All Other, $0.3
0.1%
$170.8(1)
Feature Films, $88.3
51.6%
Television Series and Specials, $54.8
32.1%
7.0%
Consumer Products, $12.0
8.6%
0.7%
New Media, $14.6
All Other, $1.2
2Q 2016
2Q 2015

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

(2)	Amounts may not foot due to rounding.

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015(1)	$	%
Segment revenues
Third parties	$96.6	$87.8	$8.8	10.0%
Intersegment	1.2	0.4	0.8	200.0%

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015(1)	$	%
Total segment revenues	97.8	88.3	9.5	10.8%

Segment costs of revenues	57.7	59.0	(1.3)	(2.2)%
Segment gross profit	$40.1	$29.3	$10.8	36.9%
____________________
Note: Amounts may not foot due to rounding.

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 (in millions):

Feature Films Segment
Revenues by Category
Revenues ($ in millions)
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
$97.8(1)(2)
Kung Fu Panda 3, $28.0
Home, $4.0
The Penguins of Madagascar, $1.9
Library, $63.9
$88.3(1)
Home, $24.0
The Penguins of Madasgascar, $8.4
How to Train Your Dragon 2, $18.1
$34.9
Mr. Peabody and Sherman, $8.4
Turbo, $1.1
Library, $28.3
2Q 2016
2Q 2015
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

(2)
Through June 30, 2016, Kung Fu Panda 3, Home and The Penguins of Madagascar (our titles that have not yet entered the library category) reached an estimated 1.6 million, 7.1 million and 4.7 million, respectively, home entertainment units sold worldwide, net of actual and estimated future returns.

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category increased to $28.0 million during the three months ended June 30, 2016 compared to $24.0 million during the three months ended June 30, 2015, primarily due to the timing of the release of our feature films. Our feature film Kung Fu Panda 3 was released in January 2016 and during the three months ended June 30, 2016, contributed $28.0 million, or 12.7%, of consolidated revenues, primarily earned in the worldwide theatrical and home entertainment markets. During the prior year, our feature film Home was released in March 2015 and during the three months ended June 30, 2015, contributed $24.0 million, or 14.1%, of consolidated revenues primarily earned in the worldwide theatrical markets. Because Kung Fu Panda 3 was initially released theatrically in January 2016, its home entertainment release occurred during the quarter ended June 30, 2016 and contributed to revenues for such quarter. In the prior year, Home was initially released theatrically in March 2015 and its primary home entertainment release did not occur until the quarter ended September 30, 2015.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $30.9 million, or 88.5%, to $4.0 million during the three months ended June 30, 2016 when compared to $34.9 million of revenues earned during the three months ended June 30, 2015. The decrease in revenues was primarily due to a decrease in the number of films that comprised this category during the three months ended June 30, 2016 when compared to the same period of the prior year.

For the three months ended June 30, 2016, "Prior year theatrical release" revenues consisted of those generated by Home (March 2015 release) which contributed $4.0 million, or 1.8%, of consolidated revenues primarily earned in the international television and worldwide home entertainment markets.

For the three months ended June 30, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release). The Penguins of Madagascar contributed $8.4 million, or 4.9% of consolidated revenues, primarily earned in the worldwide home entertainment market. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $18.1 million (or 10.6%) and $8.4 million (or 4.9%) of revenues, respectively, primarily earned in the international television market.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category remained relatively consistent during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015.

For the three months ended June 30, 2016, "Preceding year theatrical releases" revenues consisted of those related to The Penguins of Madagascar (November 2014 release), which contributed $1.9 million, or 0.9%, of consolidated revenues, primarily earned in the worldwide home entertainment markets. Preceding year theatrical releases revenues during the three months ended June 30, 2015 consisted of those related to Turbo (July 2013 release), which contributed $1.1 million, or 0.6%, of consolidated revenues, primarily earned in the worldwide television markets.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues from our "Library" category increased by $35.6 million, or 125.8%, to $63.9 million during the three months ended June 30, 2016 when compared to $28.3 million during the three months ended June 30, 2015. The increase in revenues was attributable to the addition of How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release) to our "Library" category, as well as license revenues earned related to the SVOD distribution of our library titles in international territories.

Segment Costs of Revenues

The primary component of segment costs of revenues for our Feature Films segment is film amortization costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment was 59.0% during the three months ended June 30, 2016 compared to 66.8% for the three months ended June 30, 2015. The decrease in segment costs of revenues as a percentage of revenues was due to recoveries of amounts totaling $3.2 million related to exploitation costs handled by one of our primary theatrical distributors, as well as recoveries totaling $4.9 million related to amounts owed for participations and residuals, which were recorded during the three-month period ended June 30, 2016.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015(1)	$	%
Segment revenues
Third parties	$70.9	$54.5	$16.4	30.1%
Intersegment	0.9	0.2	0.7	350.0%
Total segment revenues	71.8	54.8	17.0	31.0%

Segment costs of revenues	49.7	35.6	14.1	39.6%
Segment gross profit	$22.1	$19.2	$2.9	15.1%
____________________
Note: Amounts may not foot due to rounding.

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

Revenues generated from our Television Series and Specials segment increased $17.0 million, or 31.0%, to $71.8 million during the three months ended June 30, 2016 when compared to $54.8 million during the three months ended June 30, 2015. The increase in revenues was attributable to a significantly higher number of episodes delivered under our episodic content licensing arrangements. During the three months ended June 30, 2016, the primary driver of revenues was our episodic series, including Dragons Race to the Edge, Dawn of the Croods, The Mr. Peabody and Sherman Show and All Hail King Julien, while during the three months ended June 30, 2015, the primary driver of revenues was our episodic series, including Dragons: Race to the Edge, Turbo F.A.S.T, All Hail King Julien and Adventures of Puss in Boots.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 69.3% for the three months ended June 30, 2016 compared to 65.0% for the three months ended June 30, 2015. The increase in segment costs of revenues as a percentage of revenues was primarily due to a higher amount of amortization recorded for our new episodic series Voltron: Legendary Defender (released in June 2016) as a result of merchandise licensing revenues earned during the three months ended June 30, 2016, the majority of which are included as a component of the Consumer Products segment. Refer to "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues" for further information on our segment costs of revenues.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015(1)	$	%
Segment revenues
Third parties	$25.5	$12.7	$12.8	100.8%
Intersegment	(2.0)	(0.7)	(1.3)	(185.7)%
Total segment revenues	23.4	12.0	11.4	95.0%

Segment costs of revenues	10.2	7.8	2.4	30.8%
Segment gross profit	$13.2	$4.2	$9.0	214.3%
____________________
Note: Amounts may not foot due to rounding.

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment increased $11.4 million, or 95.0%, to $23.4 million during the three months ended June 30, 2016 when compared to $12.0 million during the three months ended June 30, 2015. This increase was primarily due to license fees earned during the three months ended June 30, 2016 related to our Kung Fu Panda and Voltron properties, as well as fees earned for creative services provided to third parties.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment decreased to 43.6% for the three months ended June 30, 2016 when compared to 64.9% for the three months ended June 30, 2015. The decrease in costs of revenues as a percentage of revenues is a result of the mix of revenues that comprised each of the periods as the three months ended June 30, 2016 benefited from higher-margin revenue sources, in particular merchandise licensing revenues related to our new episodic series Voltron: Legendary Defender (released in June 2016).

As previously described under "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues," beginning January 1, 2016, we changed the method by which we allocate costs from the Feature Films and Television Series and Specials segments to the Consumer Products segment. Segment costs of revenues as a percentage of revenues for the three months ended June 30, 2015 reflects the segment costs calculated in accordance with the current year methodology.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Segment revenues	$27.6	$14.6	$13.0	89.0%
Segment costs of revenues	10.0	7.1	2.9	40.8%
Segment gross profit	$17.6	$7.5	$10.1	134.7%

Segment Revenues

Revenues generated by our New Media segment increased $13.0 million, or 89.0%, to $27.6 million during the three months ended June 30, 2016 compared to $14.6 million during the three months ended June 30, 2015. This increase was primarily attributable to revenues generated under licensing arrangements as a result of the delivery of a higher amount of newly-created content.

Segment Costs of Revenues

During the three months ended June 30, 2016 and 2015, costs of revenues related to our New Media segment were $10.0 million (or 36.3% of segment revenues) and $7.1 million (or 48.6% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues decreased when compared to the three months ended June 30, 2015 largely due to the mix of revenue sources that contributed to revenues earned during the three months ended June 30, 2016, which had lower associated costs, when compared to the same period of the prior year.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Segment revenues	$0.3	$1.2	$(0.9)	(75.0)%
Segment costs of revenues	0.5	0.8	(0.3)	(37.5)%
Segment gross (loss) profit	$(0.1)	$0.4	$(0.5)	(125.0)%
____________________
Note: Amounts may not foot due to rounding.

Selling and Marketing. Selling and marketing expenses directly attributable to our segments are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the three-month periods ended June 30, 2016 and 2015, the amount of selling and marketing expenses not allocated to our segments was $1.3 million and $1.8 million, respectively.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Selling and marketing	$7.5	$12.1
Less: allocation to segments	6.2	10.3
Unallocated selling and marketing	$1.3	$1.8	$(0.5)	(27.8)%

Our unallocated selling and marketing costs decreased when comparing the three months ended June 30, 2016 to the same period of the prior year, which was primarily due to lower corporate marketing expenses incurred during the three months ended June 30, 2016.

General and Administrative. Total general and administrative expenses increased $6.9 million, or 8.6%, to $87.6 million (including stock-based compensation expense of $7.1 million) for the three months ended June 30, 2016 from $80.7 million (including stock-based compensation expense of $6.1 million) for the three months ended June 30, 2015. These amounts include charges related to our 2015 Restructuring Plan, which for the three months ended June 30, 2016, were approximately $3.6 million and primarily related to additional labor and other excess costs. During the three months ended June 30, 2015, charges related to our 2015 Restructuring Plan consisted of $2.4 million related to employee-related (primarily relocation costs) and other costs, $10.8 million related to accelerated depreciation and amortization costs and $7.6 million related to additional labor and other excess costs. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs.

Excluding these restructuring and restructuring-related charges, general and administrative expenses for the three months ended June 30, 2016 and 2015 would have been $84.0 million and $59.9 million, respectively, or an increase of $24.1 million, or 40.2%. Approximately $11.9 million of the increase recorded during the current period was attributable to performance-based incentive compensation expense, which varies with changes in forecasts of the related performance metrics that will be achieved. In addition, approximately $5.6 million of the increase was attributable to higher costs incurred for professional fees, primarily as a result of the pending merger transaction (as more fully described in Note 1 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q). We expect to continue to incur a higher amount of professional fees related to the pending merger (largely related to investment banking and legal fees), a portion of which will be contingent on the closing of the merger. The remaining increases related to other general and administrative expenses, none of which were individually material.

Product Development. Product development costs decreased to $0.6 million for the three months ended June 30, 2016 compared to $1.6 million for the three months ended June 30, 2015. Product development costs primarily represent research and development costs related to our technology.

Other Operating Income. During the three months ended June 30, 2016 and 2015, other operating income totaled $6.1 million and $1.7 million, respectively. The increase of $4.4 million was primarily attributable to income recognized under our sublease arrangements and the amortization of the deferred gain on our sale-leaseback transaction. Other operating income during both the three months ended June 30, 2016 and 2015 included income related to certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions.

Operating Income/Loss. Operating income for the three months ended June 30, 2016 was $9.4 million compared to an operating loss of $21.8 million for the three months ended June 30, 2015. This $31.2 million increase was largely driven by higher-margin revenue sources, as previously described.

Interest Expense, Net. For the three months ended June 30, 2016 and 2015, we recorded net interest expense (net of amounts capitalized and interest income) of $3.6 million and $7.6 million, respectively. This decrease was primarily due to interest expense incurred during the three months ended June 30, 2015 as a result of our sale and leaseback transaction being classified as a lease financing obligation during that period. As discussed in Note 9 to our unaudited consolidated financial statements contained elsewhere in this Form 10-Q, we no longer record interest expense related to this transaction as the arrangement is being accounted for as an operating lease.

Other Income, Net.  For the three months ended June 30, 2016, we recorded other income (net) of $0.5 million compared to $2.0 million during the three months ended June 30, 2015. The decrease in other income (net) for the three months ended June 30, 2016 when compared to the same period of the prior year was primarily due to a decline in income from our strategic alliance relationships, as well as fluctuations in foreign currency rates primarily related to intercompany balances that will be settled. During the three months ended June 30, 2016, other income (net) included unrealized losses on foreign currency transactions totaling $0.5 million compared to gains totaling $0.5 million for the same period of the prior year.

Increase in Income Tax Benefit Payable to Former Stockholder.  As a result of a partial increase in the tax basis of our tangible and intangible assets attributable to transactions entered into by affiliates controlled by a former stockholder at the time of our 2004 initial public offering ("Tax Basis Increase"), we may pay reduced tax amounts to the extent we generate sufficient taxable income in the future. As a result of the Tax Basis Increase, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the three months ended June 30, 2016, we did not record an increase nor a decrease to our income tax benefit payable to former stockholder in our statements of operations as we are not anticipating a tax benefit from the Tax Basis Increase for the three months ended June 30, 2016. For the three months ended June 30, 2015, we recorded $7.1 million as an increase to our income tax benefit payable to former stockholder in our statements of operations as we were anticipating a tax benefit from the Tax Basis Increase for the year ended December 31, 2015.

Loss from Equity Method Investees.  During the three months ended June 30, 2016 and 2015, our portion of the loss incurred by equity method investees was $3.6 million and $2.7 million, respectively, which consisted of our share of losses generated by ODW. Due to the timing of the distribution of our feature films in China, the three-month period ended June 30, 2015 benefited from the theatrical release of Home (April 2016 release in China). During the same period of the current year, there was no theatrical release through ODW in China as Kung Fu Panda 3 had released in China in January of 2016, which benefited the quarter ended March 31, 2016.

Provision for Income Taxes.  For the three months ended June 30, 2016 and 2015, we recorded a provision for income taxes of $1.3 million and $1.8 million, respectively, or an effective tax rate of 48.6% and (5.8)%, respectively. When our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the three months ended June 30, 2016 and 2015 were 48.6% and (29.3)%, respectively. Our effective tax rates and combined effective tax rates for the three months ended June 30, 2016 and 2015 varied from the 35% statutory federal rate primarily due to the valuation allowance against our deferred tax assets, as well as foreign taxes. Our effective tax rate and combined effective tax rate for the three months ended June 30, 2015 were negative due to our loss before income taxes. In addition, as it relates to the three-month period ended June 30, 2015, our combined effective tax rate was also attributable to an increase in our income tax benefit payable to former stockholder.

For further information on the methodology applied in determining our provision for income taxes for the three months ended June 30, 2016 and 2015, refer to Note 10 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Net Loss Attributable to Non-Controlling Interests.  We consolidate the results of several majority-owned entities because we retain control over the operations of these entities. Net loss attributable to non-controlling interests represents the joint venture partners' share of the loss that is consolidated in our operating results. During the three months ended June 30, 2016 and 2015, net loss attributable to non-controlling interests was $0.9 million and $0.4 million, respectively. The primary component of the loss during the three months ended June 30, 2016 was the operating results of our technology-related joint venture, while the primary component of the loss during the three months ended June 30, 2015 was the operating results of ATV.

Net Income/Loss Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net loss attributable to non-controlling interests) for the three months ended June 30, 2016 was $2.3 million, or $0.03 per diluted share, as compared to a net loss of $38.6 million, or $0.45 per share, for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

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
$75
$50
$25
$0
$411.4(1)
Feature Films, $192.1
46.7%
Television Series and Specials, $128.8
31.3%
Consumer Products, $44.8
10.9%
New Media, $42.8
10.4%
All Other, $2.9
0.7%
YTD 2Q 2016
$337.3(1)
Feature Films, $216.9
64.3%
Television Series and Specials, $72.9
21.6%
7.8%
5.7%
Consumer Products, $26.3
0.6%
New Media, $19.1
All Other, $2.1
YTD 2Q 2015

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

Revenues and Segment Costs of Revenues

Feature Films Segment

Operating results for the Feature Films segment were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015(1)	$	%
Segment revenues
Third parties	$190.7	$215.8	$(25.1)	(11.6)%
Intersegment	1.4	1.1	0.3	27.3%
Total segment revenues	192.1	216.9	(24.8)	(11.4)%

Segment costs of revenues	125.9	149.5	(23.6)	(15.8)%
Segment gross profit	$66.2	$67.4	$(1.2)	(1.8)%
____________________

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

The following chart sets forth the revenues generated by our Feature Films segment, by category, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 (in millions):

Feature Films Segment
Revenues by Category
$192.1(1)
$216.9(1)
Kung Fu Panda 3, $58.9
Home, $22.3
The Penguins of Madagascar, $3.4
How to Train Your Dragon 2, $1.9
$5.3
Library, $105.6
Home, $27.0
The Penguins of Madasgascar, $10.5
How to Train Your Dragon 2, $59.8
$110.2
Mr. Peabody and Sherman, $39.9
Turbo, $13.4
Library, $66.3
Revenues ($ in millions)
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
YTD 2Q 2016
YTD 2Q 2015
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

Current year theatrical releases. Revenues generated by our "Current year theatrical releases" category increased $31.9 million to $58.9 million during the six months ended June 30, 2016 compared to $27.0 million during the six months ended June 30, 2015. This increase was primarily due to a higher amount of revenues earned by Kung Fu Panda 3 (January 2016 release), which was a stronger-performing title in the worldwide theatrical market when compared to Home (March 2015 release). During the six months ended June 30, 2016, Kung Fu Panda 3 contributed revenues of $58.9 million, or 14.3%, of consolidated revenues, primarily earned in the worldwide theatrical and home entertainment markets. During the six months ended June 30, 2015, Home contributed $27.0 million, or 8.0%, of consolidated revenues primarily earned in the worldwide theatrical markets.

Prior year theatrical releases. Revenues generated by our "Prior year theatrical releases" category decreased $87.9 million, or 79.8%, to $22.3 million during the six months ended June 30, 2016 when compared to $110.2 million of revenues earned during the six months ended June 30, 2015. The decrease in revenues was primarily due to a decrease in the number of films that comprised this category during the six months ended June 30, 2016 when compared to the same period of the prior year.

For the six months ended June 30, 2016, "Prior year theatrical release" revenues consisted of those generated by Home (March 2015 release) which contributed $22.3 million, or 5.4%, of consolidated revenues primarily earned in the international television and worldwide home entertainment markets.

For the six months ended June 30, 2015, "Prior year theatrical release" revenues consisted of those generated by The Penguins of Madagascar (November 2014 release), How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release). The Penguins of Madagascar contributed $10.5 million, or 3.1%, of consolidated revenues, primarily generated in the worldwide home entertainment markets. How to Train Your Dragon 2 and Mr. Peabody and Sherman contributed $59.8 million (or 17.7%) and $39.9 million (or 11.8%) of consolidated revenues, respectively, primarily related to each title's SVOD distribution.

Preceding year theatrical releases. Revenues generated by our "Preceding year theatrical releases" category consist of revenues attributable to films released during all previous periods that are not yet part of our library. Revenues generated by our "Preceding year theatrical releases" category decreased $8.1 million, or 60.4%, to $5.3 million during the six months ended June 30, 2016 when compared to $13.4 million during the six months ended June 30, 2015 primarily due to a non-routine licensing arrangement attributable to the home entertainment market related to Turbo (July 2013 release), which contributed to revenues earned during the six months ended June 30, 2015.

For the six months ended June 30, 2016, "Preceding year theatrical releases" revenues consisted of those related to The Penguins of Madagascar (November 2014 release) and How to Train Your Dragon 2 (June 2014 release), which contributed an aggregate of $5.3 million, or 1.3%, of consolidated revenues, earned across a variety of markets. "Preceding year theatrical releases" revenues during the six months ended June 30, 2015 consisted of those related to Turbo, which contributed $13.4 million, or 4.0%, of consolidated revenues, primarily earned in the international home entertainment market.

Library. Titles are added to the "Library" category starting with the quarter of a title's second anniversary of the initial domestic theatrical release. Revenues from our "Library" category increased by $39.3 million, or 59.3%, to $105.6 million during the six months ended June 30, 2016 when compared to $66.3 million during the six months ended June 30, 2015. The increase in revenues was attributable to the addition of How to Train Your Dragon 2 (June 2014 release) and Mr. Peabody and Sherman (March 2014 release) to our "Library" category, as well as license revenues earned related to the SVOD distribution of our library titles. As it relates to the six months ended June 30, 2015, Library revenues also included recoveries totaling $7.8 million from previously established home entertainment reserves related to sales through our former primary theatrical distributor.

Segment Costs of Revenues

The primary component of segment costs of revenues for our Feature Films segment is film amortization costs. Segment costs of revenues as a percentage of revenues for our Feature Films segment was 65.5% during the six months ended June 30, 2016 compared to 68.9% for the six months ended June 30, 2015. The decrease in segment costs of revenues as a percentage of revenues was due to recoveries of amounts totaling $3.2 million related to exploitation costs handled by one of our primary theatrical distributors, as well as recoveries totaling $4.9 million related to amounts owed for participations and residuals, which were recorded during the six-month period ended June 30, 2016.

Television Series and Specials Segment

Operating results for the Television Series and Specials segment were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015(1)	$	%
Segment revenues
Third parties	$127.8	$72.5	$55.3	76.3%
Intersegment	1.0	0.3	0.7	233.3%
Total segment revenues	128.8	72.9	55.9	76.7%

Segment costs of revenues	85.7	50.2	35.5	70.7%
Segment gross profit	$43.1	$22.7	$20.4	89.9%
____________________
Note: Amounts may not foot due to rounding.

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

Revenues generated from our Television Series and Specials segment increased $55.9 million, or 76.7%, to $128.8 million during the six months ended June 30, 2016 when compared to $72.9 million during the six months ended June 30, 2015. The increase in revenues was attributable to a significantly higher number of episodes delivered under our episodic content licensing arrangements. During the six months ended June 30, 2016, the primary driver of revenues was our episodic series, including The Mr. Peabody and Sherman Show, Dragons Race to the Edge, Voltron and Dawn of the Croods, while during the six months ended June 30, 2015, the primary driver of revenues was our episodic series, including Dragons: Race to the Edge, Turbo F.A.S.T, All Hail King Julien and Adventures of Puss in Boots.

Segment Costs of Revenues

Segment costs of revenues, the primary component of which is inventory amortization costs, as a percentage of revenues for our Television Series and Specials segment were 66.5% for the six months ended June 30, 2016 compared to 68.9% for the six months ended June 30, 2015. The decrease in segment costs of revenues as a percentage of revenues was primarily due to a decrease in the amount of advertising and marketing costs we incurred for our episodic series during the six months ended June 30, 2016 compared to the same period of the prior year.

Consumer Products Segment

Operating results for the Consumer Products segment were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015(1)	$	%
Segment revenues
Third parties	$47.2	$27.8	$19.4	69.8%
Intersegment	(2.4)	(1.5)	(0.9)	(60.0)%
Total segment revenues	44.8	26.3	18.5	70.3%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015(1)	$	%

Segment costs of revenues	16.6	12.7	3.9	30.7%
Segment gross profit	$28.2	$13.6	$14.6	107.4%
____________________

(1)
Reflects reclassifications between segments to conform to the current period methodology in allocating costs to the Consumer Products segment as previously discussed in "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues."

Segment Revenues

As illustrated in the table above, revenues generated from our Consumer Products segment increased $18.5 million, or 70.3%, to $44.8 million during the six months ended June 30, 2016 when compared to $26.3 million during the six months ended June 30, 2015. This increase was primarily due to revenues earned, during the six months ended June 30, 2016, from licensing arrangements related to a variety of our intellectual property rights associated with the characters from our animated content, as well as other revenue-generating arrangements related to our location-based entertainment initiatives.

Segment Costs of Revenues

Segment costs of revenues as a percentage of revenues for our Consumer Products segment decreased to 37.0% for the six months ended June 30, 2016 when compared to 48.2% for the six months ended June 30, 2015. The decrease in costs of revenues as a percentage of revenues is a result of the mix of revenues that comprised each of the periods as the six months ended June 30, 2016 benefited from higher-margin revenue sources.

As previously described under "—Business Overview—Additional Information on Segment Revenues and Costs of Revenues," beginning January 1, 2016, we changed the method by which we allocate costs from the Feature Films and Television Series and Specials segments to the Consumer Products segment. Segment costs of revenues as a percentage of revenues for the six months ended June 30, 2015 reflects the segment costs calculated in accordance with the current year methodology.

New Media Segment

Operating results for our New Media segment were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Segment revenues	$42.8	$19.1	$23.7	124.1%
Segment costs of revenues	18.7	9.5	9.2	96.8%
Segment gross profit	$24.1	$9.6	$14.5	151.0%

Segment Revenues

Revenues generated by our New Media segment increased to $42.8 million during the six months ended June 30, 2016 compared to $19.1 million during the six months ended June 30, 2015. This increase was primarily attributable to revenues generated under licensing arrangements as a result of the delivery of a higher amount of newly-created content.

Segment Costs of Revenues

During the six months ended June 30, 2016 and 2015, costs of revenues related to our New Media segment were $18.7 million (or 43.8% of segment revenues) and $9.5 million (or 49.9% of segment revenues), respectively. Segment costs of revenues as a percentage of segment revenues decreased when compared to the six months ended June 30, 2015 largely due to the mix of revenue sources that contributed to revenues earned during the six months ended June 30, 2016, which had lower associated costs, when compared to the same period of the prior year. In addition, costs of revenues are impacted by the straight-line amortization of intangible assets, and as a result, such amortization does not directly correlate with revenues generated during the period.

All Other Segments

Operating results for all other segments in the aggregate were as follows (in millions, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Segment revenues	$2.9	$2.1	$0.8	38.1%
Segment costs of revenues	1.5	1.2	0.3	25.0%
Segment gross profit	$1.3	$0.9	$0.4	44.4%
____________________
Note: Amounts may not foot due to rounding.

Selling and Marketing. Selling and marketing expenses directly attributable to our segments are included as a component of segment profitability, and, thus, are included in each respective segment's revenues and costs of revenues discussion. As illustrated in the table below (in millions, except percentages), for the six-month periods ended June 30, 2016 and 2015, the amount of selling and marketing expenses not allocated to our segments was $1.7 million and $3.5 million, respectively.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Selling and marketing	$13.6	$20.5
Less: allocation to segments	11.9	17.0
Unallocated selling and marketing	$1.7	$3.5	$(1.8)	(51.4)%

Our unallocated selling and marketing costs decreased when comparing the six months ended June 30, 2016 to the same period of the prior year, which was primarily due to lower corporate marketing expenses incurred during the six months ended June 30, 2016.

General and Administrative. Total general and administrative expenses decreased $22.0 million, or 12.9%, to $147.9 million (including stock-based compensation expense of $11.8 million) for the six months ended June 30, 2016 from $169.9 million (including stock-based compensation expense of $10.2 million) for the six months ended June 30, 2015. This decrease was primarily due to charges incurred during the six-month period ended June 30, 2015 related to the 2015 Restructuring Plan that consisted of $8.5 million related to employee-related (primarily relocation costs) and other costs, $20.1 million related to accelerated depreciation and amortization costs and $24.1 million related to additional labor and other excess costs. During the six months ended June 30, 2016, charges associated with the 2015 Restructuring Plan were $5.0 million and primarily related to additional labor and other excess costs. Refer to "—Management Overview—2015 Restructuring Plan" for further description of these costs.

Excluding these restructuring and restructuring-related charges, general and administrative expenses for the six months ended June 30, 2016 and 2015 would have been $142.9 million and $117.2 million, respectively, or an increase of $25.7 million, or 21.9%. Approximately $11.3 million of the increase recorded during the current period was attributable to performance-based incentive compensation expense, which varies with changes in forecasts of the related performance metrics that will be achieved. In addition, approximately $4.9 million of the increase was attributable to higher costs incurred for professional fees, primarily as a result of the pending merger transaction (as more fully described in Note 1 of the unaudited consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q). Lastly, our facilities costs increased by approximately $4.0 million as a result of additional leased office space. The remaining increases related to other general and administrative expenses, none of which were individually material.

Product Development. Product development costs decreased to $1.1 million for the six months ended June 30, 2016 compared to $1.9 million for the six months ended June 30, 2015. Product development costs primarily represent research and development costs related to our technology.

Other Operating Income. During the six months ended June 30, 2016 and 2015, other operating income totaled $11.0 million and $4.0 million, respectively. The increase of $7.0 million was primarily attributable to income recognized under our sublease arrangements and the amortization of the deferred gain on our sale-leaseback transaction. Other operating income during both the six months ended June 30, 2016 and 2015 included income related to certain non-cash contributions to ODW which resulted in the recognition of income associated with these contributions.

Operating Income/Loss. Operating income for the six months ended June 30, 2016 was $23.2 million compared to an operating loss of $57.1 million for the six months ended June 30, 2015. This $80.3 million increase was largely driven by higher-margin revenue sources and the decline in general and administrative expenses as, in 2015, we incurred significant costs associated with our 2015 Restructuring Plan.

Interest Expense, Net. For the six months ended June 30, 2016 and 2015, we recorded net interest expense (net of amounts capitalized and interest income) of $8.6 million and $13.9 million, respectively. This decrease was primarily due to interest expense incurred during the six months ended June 30, 2015 as a result of our sale and leaseback transaction being classified as a lease financing obligation during that period. As discussed in Note 9 to our unaudited consolidated financial statements contained elsewhere in this Form 10-Q, we no longer record interest expense related to this transaction as the arrangement is being accounted for as an operating lease.

Other Income/Expense, Net.  For the six months ended June 30, 2016, we recorded other income (net) of $2.4 million compared to other expense (net) of $3.5 million recorded during the six months ended June 30, 2015. Other expense (net) for the six months ended June 30, 2015 was primarily due to a write-off in the amount of $5.1 million related to a strategic investment. During the six months ended June 30, 2016, other income (net) largely related to income earned from certain of our strategic alliance relationships.

Increase in Income Tax Benefit Payable to Former Stockholder.  As a result of the Tax Basis Increase, we are obligated to remit to such affiliates 85% of any cash savings in U.S. Federal income tax, California franchise tax and certain other related tax benefits, subject to repayment if it is determined that these savings should not have been available to us. For the six months ended June 30, 2016, we did not record an increase nor a decrease to our income tax benefit payable to former stockholder in our statements of operations as we are not anticipating a tax benefit from the Tax Basis Increase for the six months ended June 30, 2016. For the six months ended June 30, 2015, we recorded $7.1 million as an increase to our income tax benefit payable to former stockholder in our statements of operations as we were anticipating a tax benefit from the Tax Basis Increase for the year ended December 31, 2015.

Loss from Equity Method Investees.  During the six months ended June 30, 2016 and 2015, our portion of the losses incurred by equity method investees was $1.0 million and $9.1 million, respectively, which were primarily attributable to our shares of losses incurred by ODW. During the six months ended June 30, 2016, ODW recorded revenues related to the theatrical release of Kung Fu Panda 3 in China as a result of our arrangement with them as described in Note 6 to our unaudited financial statements contained elsewhere in this Form 10-Q. This was the primary driver of the decrease in losses we recorded from equity method investees during the six months ended June 30, 2016 compared to the same period of the prior year.

Provision for Income Taxes.  For the six months ended June 30, 2016 and 2015, we recorded a provision for income taxes of $2.5 million and $4.2 million, respectively, or an effective tax rate of 15.4% and (5.0)%, respectively. However, when our provision for income taxes is combined with the amounts associated with the Increase in Income Tax Benefit Payable to Former Stockholder (see above), the combined effective tax rates for the six months ended June 30, 2016 and 2015 were 15.4% and (13.5)%, respectively. Our effective tax rates and combined effective tax rates for the six months ended June 30, 2016 and 2015 were lower than the 35% statutory federal rate primarily due to the effect of a valuation allowance against our deferred tax assets, as well as foreign taxes. In addition, as it relates to the six-month period ended June 30, 2015, our combined effective tax rate was also attributable to an increase in our income tax benefit payable to former stockholder.

For further information on the methodology applied in determining our provision for income taxes for the six months ended June 30, 2016 and 2015, refer to Note 10 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Net Loss Attributable to Non-Controlling Interests.  We consolidate the results of several majority-owned entities because we retain control over the operations of these entities. Net loss attributable to non-controlling interests represents the joint venture partners' share of the loss that is consolidated in our operating results. During the six months ended June 30, 2016 and 2015, net loss attributable to non-controlling interests was $2.6 million and $1.5 million, respectively. The primary component of the loss during the six months ended June 30, 2016 was the operating results of our technology-related joint ventures, while the primary component of the loss during the six months ended June 30, 2015 was the operating results of ATV.

Net Income/Loss Attributable to DreamWorks Animation SKG, Inc.  Net income (excluding net loss attributable to non-controlling interests) for the six months ended June 30, 2016 was $16.2 million, or $0.18 per diluted share, as compared to a net loss of $93.4 million, or $1.09 per share, for the six months ended June 30, 2015.

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

As of June 30, 2016, we were in compliance with all applicable financial debt covenants.

Liquidity and Capital Resources

Current Financial Condition

Cash generated from our operating activities, borrowings from our revolving credit facility and cash on hand during the six months ended June 30, 2016 were adequate to meet our operating cash needs. For the next 12 months, we expect that cash on hand, cash from operations, funds available under our revolving credit facility and other capital resources will be sufficient to satisfy our anticipated cash needs for working capital (e.g., general and administrative costs, selling and marketing costs, participation and residual payments, production and development costs related to film and non-film initiatives and new business investments), capital expenditures, debt service payments and our restructuring initiatives.

Depending on prevailing market conditions, our liquidity requirements, bond and revolving facility covenants and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

As of June 30, 2016, we had cash and cash equivalents totaling $75.1 million. Approximately 51% of this amount was held by two of our consolidated joint ventures. Our cash and cash equivalents consist of cash on deposit and short-term money market investments, primarily comprised of U.S. government securities, that are rated AAA and with maturities of three months or less when purchased. Our cash and cash equivalents balance at June 30, 2016 decreased by $35.7 million from $110.8 million at December 31, 2015. Components of this change in cash for the six months ended June 30, 2016, as well as for the six months ended June 30, 2015, are provided below in more detail.

As previously described, our feature films are being distributed in China by ODW. China imposes cross-border currency regulations that restrict inflows and outflows of cash. As a result, we may experience a delay in receiving cash remittances from ODW for revenues generated in China. Based on the current amounts of revenue generated through our distribution arrangement with ODW, we do not currently believe that a delay in cash remittances from China will affect our liquidity and capital resource needs. As of June 30, 2016, the amount of outstanding receivables from ODW for distribution of our films was $23.4 million.

Operating Activities

Net cash (used in) provided by operating activities for the six months ended June 30, 2016 and 2015 was as follows (in thousands):

	2016	2015
Net cash (used in) provided by operating activities	$(56,960)	$7,341

During the six months ended June 30, 2016, our main source of cash from operating activities was the collection of revenue from Home's worldwide home entertainment revenues, The Penguins of Madagascar's domestic home entertainment and international television revenues, The Croods' worldwide home entertainment and international television revenues, How to Train Your Dragon 2's worldwide home entertainment and international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. In addition, other sources of cash included those related to revenues from licensing of our episodic content.

Cash used in operating activities for the six months ended June 30, 2016 included $45.0 million paid related to incentive compensation payments, which increased $36.5 million when compared to the amount paid during the six months ended June 30, 2015 as these cash payments primarily fluctuate based on our financial results. During the six months ended June 30, 2016, we also made payments to an affiliate of a former stockholder related to tax benefits realized in 2015 from the Tax Basis Increase in the amount of $16.4 million. Cash used in operating activities also included production spending for our films and television series, as well as participation and residual payments.

During the six months ended June 30, 2015, our main source of cash from operating activities was the collection of revenue from How to Train Your Dragon 2's worldwide home entertainment and international theatrical revenues, The Croods' worldwide home entertainment revenues, Madagascar 3's international television revenues, and to a lesser extent, the collection of worldwide television and home entertainment revenues from our other films. Cash used in operating activities for the six months ended June 30, 2015 included $8.5 million paid related to incentive compensation payments. During the six months ended June 30, 2015, we also made payments (net of refunds received) to an affiliate of a former stockholder related to tax benefits realized in 2014 from the Tax Basis Increase in the amount of $7.4 million. The cash from operating activities was also partially offset by production spending for our films and television series, as well as participation and residual payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was as follows (in thousands):

	2016	2015
Net cash used in investing activities	$(21,792)	$(6,893)

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was largely attributable to the investment in property, plant and equipment. The increase in cash used to purchase property, plant and equipment when comparing the six months ended June 30, 2016 to the same period of the prior year was primarily due to a higher amount of purchases by our consolidated joint ventures, as well as higher purchases of computer hardware and equipment. In addition, during the six months ended June 30, 2015, we made cash contributions totaling $2.3 million in connection with investments in various unconsolidated entities. For further information regarding our investments in unconsolidated entities, refer to Note 6 of our unaudited consolidated financial statements contained elsewhere in this Quarterly Report.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was as follows (in thousands):

	2016	2015
Net cash provided by financing activities	$43,014	$88,101

Net cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of $99.0 million in borrowings under our revolving credit facility, which was partially offset by $51.0 million in repayments of borrowings. Net cash provided by financing activities for the six months ended June 30, 2015 included $385.4 million in borrowings under our revolving credit facility, which was more than offset by $485.4 million in repayments of borrowings.

In addition, net cash provided by financing activities for the six months ended June 30, 2015 was largely comprised of $185.0 million of net proceeds received from our sale of our headquarters facilities (which was initially recorded as a financing arrangement as further described in Note 9 of our unaudited consolidated financial statements contained elsewhere in this Form 10-Q), which was offset by $1.4 million in repayments under the lease financing obligation.

Lastly, during the six months ended June 30, 2015, cash provided by financing activities also included a cash contribution from a non-controlling interest holder in the amount of $15.0 million related to the formation of a new entity to commercialize one of the Company's technology initiatives.

Contractual Obligations

Contributions to Oriental DreamWorks

Pursuant to the Transaction and Contribution Agreement with ODW, we have committed to make certain cash and non-cash contributions in connection with the formation of ODW. As of June 30, 2016, our remaining contribution commitments consisted of the following: (i) $33.0 million in cash (which is expected to be funded over the next two years), (ii) two film projects developed by us, (iii) remaining delivery requirements under the license of technology and (iv) approximately $6.3 million in consulting and training services. Some of these remaining commitments will require future cash outflows for which we are not currently able to estimate the timing of contributions as this will depend on, among other things, ODW's operations. For a more detailed description of our contribution commitments, please see Note 6 of the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Non-Cancelable Talent Commitments

As of June 30, 2016, we had non-cancelable talent commitments totaling approximately $27.7 million that we expect to be payable over the next five years.

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

The following is a reconciliation of each of the Company's GAAP measures (operating income/loss, net income/loss attributable to DreamWorks Animation SKG, Inc. and loss (or diluted earnings) per share) to the non-GAAP adjusted amounts (in thousands, except per share amounts) for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, the amounts attributable to the 2015 Restructuring Plan were immaterial and, as a result, the Adjusted Income/Loss Measures are not presented for this period. Refer to "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—2015 Restructuring Plan" for the amounts related to the six-month period ended June 30, 2016.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Operating loss — as reported	$(21,843)	$(57,146)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	560	5,147
Relocation and other employee-related costs(2)	1,885	3,381
Accelerated depreciation and amortization charges(3)	10,853	20,132
Additional labor and other excess costs(4)	7,591	24,100
Total restructuring-related charges	20,889	52,760

Adjusted operating loss	$(954)	$(4,386)

Net loss attributable to DreamWorks Animation SKG, Inc. — as reported	$(38,583)	$(93,360)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	560	5,147
Relocation and other employee-related costs(2)	1,885	3,381
Accelerated depreciation and amortization charges(3)	10,853	20,132
Additional labor and other excess costs(4)	7,591	24,100
Total restructuring-related charges	20,889	52,760

Tax impact(5)	6,120	7,123

Adjusted net loss attributable to DreamWorks Animation SKG, Inc.	$(11,574)	$(33,477)

Loss per share — as reported	$(0.45)	$(1.09)

Reverse 2015 Restructuring Plan charges:
Employee-related termination costs(1)	0.01	0.06
Relocation and other employee-related costs(2)	0.02	0.04
Accelerated depreciation and amortization charges(3)	0.13	0.23
Additional labor and other excess costs(4)	0.09	0.28
Total restructuring-related charges	0.25	0.61

Tax impact(5)	0.07	0.08

Adjusted loss per share	$(0.13)	$(0.40)
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

(4)
Additional labor and other excess costs. Additional labor consists of costs related to excess staffing in order to execute the restructuring plans specifically related to changes in the feature film slate. These additional labor costs are incremental to our normal operating charges and are expensed as incurred. Other excess costs are those due to the closure of our Northern California facility which primarily relate to costs that we incurred to continue to operate the facility until we began earning amounts under sublease arrangements.

(5)	Tax Impact. The tax impact of non-GAAP adjustments was calculated at the Company's combined effective tax rate of (29.3)% and (13.5)% for the three and six months ended June 30, 2015, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Investigation by the SEC. In May 2014, the Company learned that the Division of Enforcement of the U.S. Securities and Exchange Commission (the "SEC") was conducting an investigation into the writedown of film inventory relating to the Company's June 2013 feature film release, Turbo, and related matters. In July 2016, the Division of Enforcement notified the Company that it had concluded its investigation and did not intend to recommend an enforcement action by the SEC against the Company.

ITEM 1A.	RISK FACTORS

Information concerning certain risks and uncertainties appears in "Part I—Item 1A—Risk Factors" of the Company's 2015 Form 10-K. Additionally, the risk factors pertaining to the pending acquisition of DreamWorks Animation by Comcast appears in "Part II—Item 1A—Risk Factors" of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed on May 6, 2016. For further details related to this pending acquisition, refer to Note 1 of our unaudited consolidated financial statements contained in "Part I—Item 1—Financial Statements" of this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Class A common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company's 2015 Form 10-K or filings subsequently made with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its Class A common stock for the three months ended June 30, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program(1)
April 1–April 30, 2016	—	$—	—	$100,000,000
May 1–May 31, 2016	—	$—	—	$100,000,000
June 1–June 30, 2016	—	$—	—	$100,000,000
Total	—	$—	—
 ____________________

(1)	In July 2010, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to an aggregate of $150.0 million of its outstanding stock.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2016 and 2015; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREAMWORKS ANIMATION SKG, INC.

Date: August 3, 2016	By:	/S/ FAZAL MERCHANT
	Name:	Fazal Merchant
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2016 and 2015; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to the Unaudited Consolidated Financial Statements